Form 10-Q
period 1995-06-30
PANHANDLE EASTERN PIPE LINE CO
filed 1995-08-11
CIK 76063

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                    ----------------------------------

                         WASHINGTON, D.C.  20549
                         -----------------------

                            ------------------

                                FORM 10-Q

                            ------------------

                             QUARTERLY REPORT

                 Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                   For the Quarter Ended June 30, 1995
                       Commission File No. 1-2921

                        -----------------------

                  PANHANDLE EASTERN PIPE LINE COMPANY
        (Exact name of registrant as specified in its charter)

                        A Delaware Corporation
               (State of Incorporation or Organization)

                              44-0382470
                   (IRS Employer Identification No.)

   5400 Westheimer Court, P.O. Box 1642, Houston, Texas  77251-1642
     (Address of principal executive offices, including zip code)

                            (713) 627-5400
         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes:  X      No:

The Registrant meets the conditions set forth in General Instructions
(H)(1)(a) and (b) of the Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Part I, Item 2 has been reduced and Part II,
Item 4 has been omitted in accordance with such Instruction H.

The Registrant's parent, Panhandle Eastern Corporation (File No. 1-8157), files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

             Class                    Outstanding at July 31, 1995
    --------------------------         -----------------------------
    Common Stock, no par value                     1,000

==============================================================================

                      PART I.  FINANCIAL INFORMATION

Item 1.                                      Financial Statements - Unaudited

           Panhandle Eastern Pipe Line Company and Subsidiaries
                     CONSOLIDATED STATEMENT OF INCOME

                                                     Periods Ended June 30
                                    Three Months              Six Months
                                            ----------------         ----------------
Millions                    1995    1994       1995    1994
- - --------                   ------  ------     ------  ------
Operating Revenues
 Transportation and storage
   of natural gas          $119.2  $123.0     $255.6  $269.1
 Sales of natural gas         -      54.1        -     115.8
 Other                        5.7     5.5       11.7    13.2
                           ------  ------     ------  ------
   Total (Note 2)           124.9   182.6      267.3   398.1
                           ------  ------     ------  ------

Costs and Expenses
 Natural gas purchased        -      54.1        -     115.8
 Operating and maintenance   49.5    50.2       99.0    94.8
 General and administrative            16.4   20.9       35.6     42.6
 Depreciation and amortization         14.7   13.5       29.4     26.8
 Miscellaneous taxes          7.2     7.0       14.9    14.3
                           ------  ------     ------  ------
   Total                     87.8   145.7      178.9   294.3
                           ------  ------     ------  ------

Operating Income             37.1    36.9       88.4   103.8
                           ------  ------     ------  ------
Other Income and Deductions
 Equity in earnings of
   unconsolidated affiliates            1.2    1.4        5.1      2.8
 Interest income - parent     0.1     9.9        0.3    17.5
 Other income, net of deductions        0.6    1.0       (1.4)     0.8
                           ------  ------     ------  ------
   Total                      1.9    12.3        4.0    21.1
                           ------  ------     ------  ------
Gross Income                 39.0    49.2       92.4   124.9

Interest Expense             12.2    12.6       24.2    25.3
                           ------  ------     ------  ------
Income Before Income Tax     26.8    36.6       68.2    99.6

Income Tax                   10.5    14.0       26.8    38.7
                           ------  ------     ------  ------
NET INCOME                 $ 16.3  $ 22.6     $ 41.4  $ 60.9
                           ======  ======     ======  ======


        See accompanying notes to consolidated financial statements

           Panhandle Eastern Pipe Line Company and Subsidiaries
                        CONSOLIDATED BALANCE SHEET
                                  ASSETS

                                                     June 30,   December 31,
Millions                                 1995        1994
- - --------                                            ---------   ------------
Current Assets
 Cash and cash equivalents             $    0.2   $     0.4
 Note receivable - parent                   -           8.0
 Accounts receivable, net                  50.8        38.9
 Inventory and supplies                    61.8        65.7
 Other (Note 2)                            70.8        63.6
                                                  --------- ---------

   Total                                  183.6       176.6
                                                  --------- ---------

Investments
 Advances and note receivable - parent                574.0     583.8
 Other                                     58.4        45.1
                                                  --------- ---------

   Total                                  632.4       628.9
                                                  --------- ---------

Plant, Property and Equipment
 Original cost                                      2,751.2   2,742.8
 Accumulated depreciation and amortization                   (1,801.6) (1,763.2)
                                                  --------- ---------

   Net plant, property and equipment                            949.6     979.6
                                                  --------- ---------

Deferred Charges (Notes 2 and 4)                                168.5     198.5
                                                  --------- ---------


TOTAL ASSETS                                      $ 1,934.1 $ 1,983.6
                                                  ========= =========


       See accompanying notes to consolidated financial statements

Item 1.                    Financial Statements - Unaudited (Continued)

           Panhandle Eastern Pipe Line Company and Subsidiaries
                        CONSOLIDATED BALANCE SHEET
                   LIABILITIES AND STOCKHOLDER'S EQUITY

                                                     June 30,   December 31,
Millions                                 1995        1994
- - --------                                             --------   ------------
Current Liabilities
 Long-term debt due within one year                          $    4.5  $    -
 Rate refund provisions (Note 2)                       56.1      51.2
 Accounts payable                          21.1        29.8
 Accrued income tax - parent                           32.0      69.0
 Other accrued taxes                       25.4        19.2
 Other (Note 4)                            58.5        59.8
                                                   --------  --------

   Total                                  197.6       229.0
                                                   --------  --------

Deferred Liabilities and Credits
 Deferred income tax                      171.1       191.9
 Rate refund provisions (Note 2)                       71.7      81.8
 Other (Note 4)                           121.0       139.2
                                                   --------  --------

   Total                                  363.8       412.9
                                                   --------  --------

Long-term Debt                            424.1       428.5
                                                   --------  --------

Commitments and Contingent Liabilities
 (Notes 2, 3, 4 and 5)

Common Stockholder's Equity
 Common stock, one thousand shares
   authorized, issued and outstanding,
   no par value                             1.0         1.0
 Paid-in capital                          465.8       471.8
 Retained earnings                        481.8       440.4
                                                   --------  --------

   Total                                  948.6       913.2
                                                   --------  --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $1,934.1  $1,983.6
                                                   ========  ========


        See accompanying notes to consolidated financial statements

            Panhandle Eastern Pipe Line Company and Subsidiaries
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Six Months Ended
                                                    June 30
                                                    -----------------
Millions                                      1995      1994
- - --------                                     ------    ------
Operating Activities
 Net income                                  $ 41.4    $ 60.9
 Adjustments to reconcile net income to operating
   cash flows:
      Depreciation and amortization                      29.4      26.8
      Deferred income tax expense (benefit)              11.1      (2.1)
      Interest income - parent                           (0.3)    (17.5)
      Other non-cash items in net income                            1.0 (8.8)
      Net change in operating assets
       and liabilities                        (84.2)     19.6
                                             ------    ------
 Net Cash Flows Provided by (Used in)
   Operating Activities                        (1.6)     78.9
                                             ------    ------

Investing Activities
 Additions to plant, property and equipment             (18.1)    (34.4)
 Net decrease (increase) in advances/note
   receivable - parent                         18.1      (6.1)
 Property retirements and other                           1.0      11.7
                                             ------    ------
 Net Cash Flows Provided by (Used in)
   Investing Activities                         1.0     (28.8)
                                             ------    ------
Financing Activities
 Retirement of debt                              -      (50.0)
 Other                                          0.4      (0.1)
                                             ------    ------
 Net Cash Flows Provided by (Used in)
   Financing Activities                         0.4     (50.1)
                                             ------    ------
Net Change in Cash
 Decrease in cash and cash equivalents                   (0.2)       -
 Cash and cash equivalents, beginning of period           0.4       0.4
                                             ------    ------
 Cash and Cash Equivalents, End of Period                        $  0.2 $  0.4
                                             ======    ======
Supplemental Disclosures
 Cash paid for interest (net of amount capitalized)    $ 21.1    $ 21.2
 Cash paid for income tax (including
   intercompany amounts)                       70.0      82.1


        See accompanying notes to consolidated financial statements

          PANHANDLE EASTERN PIPE LINE COMPANY AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. References

    Panhandle Eastern Pipe Line Company (PEPL) and its subsidiaries (the Company), including Trunkline Gas Company (Trunkline), are involved in the interstate transportation and storage of natural gas. PEPL is a wholly-owned subsidiary of Panhandle Eastern Corporation (PEC). The interstate gas transmission operations of PEPL and Trunkline are subject to the rules, regulations and accounting procedures of the Federal Energy Regulatory Commission (FERC). Certain amounts for the prior periods have been reclassified in the consolidated financial statements to conform to the current presentation.

  2.     Natural Gas Revenues and Regulatory Matters

    When rate cases are pending final FERC approval, a portion of revenues collected by PEPL and Trunkline is subject to possible refunds. The Company has established adequate reserves where required for such cases. The following is a summary of pending rate cases before FERC and certain regulatory matters.

    FERC Order 636 and Merchant Services

    During 1993, PEPL and Trunkline began providing restructured services pursuant to FERC Order 636. This order, which is on appeal to the courts, requires pipeline service restructuring that "unbundles" sales, transportation and storage services. Order 636 provides for the use of the straight fixed-variable (SFV) rate design, which assigns return on equity, related taxes and other fixed costs to the reservation component of rates. In addition, Order 636 allows pipelines to recover eligible costs resulting from implementation of the order (transition costs).

    At June 30, 1995, the Company had incurred approximately $60 million of transition costs, including amounts that have been recovered from customers. Transition cost recoveries, which are subject to certain challenges that are pending before FERC, will occur over the next three years.

    In the past, during the normal course of business, PEPL and Trunkline entered into certain gas purchase contracts containing take-or-pay provisions, which exposed the Company to financial risk. As of June 30, 1995, all such contracts had been terminated or assigned to third parties. PEPL and Trunkline are currently collecting certain take-or-pay settlement costs through volumetric surcharges with interest through 1997.

    The U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. PEPL and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. If PEPL and Trunkline ultimately have to reimburse or indemnify the producers, PEPL and Trunkline will file with FERC to recover a portion of these costs from pipeline customers. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take a substantial period of time to resolve.

    The Company believes that Order 636 transition cost issues and take-or-pay settlement matters will not have a material adverse effect on future consolidated results of operations or financial position.

    Jurisdictional Transportation and Sales Rates

    PEPL - On April 1, 1992 and November 1, 1992, PEPL placed into effect, subject to refund, general rate increases incorporating the SFV rate design. Hearings in these rate proceedings were completed in the first half of 1994. The FERC issued an order on May 25, 1995 on the earlier rate proceeding and PEPL has requested rehearing of that order. The latter rate proceeding is pending FERC review of the initial Administrative Law Judge decision.

    Effective April 1, 1989, PEPL placed into effect, subject to refund, sales and transportation rates reflecting a restructuring of rates, including seasonal rate structures. PEPL and others are appealing various FERC orders related to these rates. On December 7, 1994, FERC approved a settlement agreement with a majority of the customers which resolves refund matters and terminates other actions for the period these rates were effective for the settling parties.

    Trunkline - On September 1, 1994, Trunkline placed into effect, subject to refund, a general rate increase as a result of a filing made in accordance with terms of a rate case settlement in 1993. An offer of settlement, supported by Trunkline's customers, was approved by FERC on July 6, 1995, subject to rehearing.

    Other - PEPL and Trunkline have, pursuant to FERC requirements, requested FERC approval to record the impact of adopting Statement of Financial Accounting Standards (Accounting Standard) No. 109, "Accounting for Income Taxes," including the recognition of a portion of the impact as an increase to stockholder's equity. The FERC accounting branch has denied approval of these requests, pending future rate proceedings, and PEPL and Trunkline have filed for rehearing. The Company believes the ultimate resolution of this matter will not have a material adverse effect on consolidated financial position.

 3. Other Contingency

    Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border Pipeline Company (Northern Border), PEPL guarantees payment to Northern Border under a transportation agreement by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $184 million for the years 1995 through 2001. In the opinion of management, the probability that PEPL will be required to perform under this guarantee is remote.

 4. Environmental Matters

    The Company has identified environmental contamination at up to 53 sites on the PEPL and Trunkline systems and is undertaking remediation (cleanup) programs at these sites. The contamination resulted from the past use of lubricants containing PCBs (polychlorinated biphenyls) and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. The Company has communicated with the U.S. Environmental Protection Agency and appropriate state regulatory agencies on these matters. The environmental cleanup programs are expected to continue until 2002.

    At June 30, 1995 and December 31, 1994, the Company had undiscounted liabilities recorded of $71.1 million and $70 million, respectively, relating to PEPL and Trunkline PCB, wastewater and disposal area cleanup programs and had regulatory assets recorded of $81.4 million and $82.4 million, respectively, representing costs to be recovered from customers.

    The federal and state cleanup programs are not expected to interrupt or diminish the Company's ability to deliver natural gas to customers. The Company believes the ultimate resolution of matters relating to the cleanup programs will not have a material adverse effect on consolidated results of operations or financial position.

 5. Litigation

    The Company is involved in various legal actions and claims arising in the normal course of business. Based upon its current assessment of the facts and the law, management does not believe that the outcome of any such action or claim will have a material adverse effect upon the consolidated financial position of the Company. However, these actions and claims in the aggregate seek substantial damages against the Company and are subject to the uncertainties inherent in any litigation.

 6. Fair Presentation

    The information as furnished reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of June 30, 1995, results of operations for the three and six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and
        1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided to facilitate increased understanding of the 1995 and 1994 interim consolidated financial statements and accompanying notes presented in Item 1. Because all of the outstanding capital stock of PEPL is owned by PEC, the following discussion has been prepared in accordance with the reduced disclosure format permitted by Form 10-Q for issuers that are wholly-owned subsidiaries of reporting companies under the Securities Exchange Act of 1934.

OPERATING ENVIRONMENT

All traditional pipeline sales services ceased during the fourth quarter of 1994 when Trunkline's unbundled sales contracts expired. Pipeline earnings have generally become more evenly distributed throughout the year as a result of the SFV rate design required by Order 636. PEPL and Trunkline continue to offer selective discounting to maximize revenues from existing capacity.

Order 636 Transition Costs - With implementation of Order 636 and the elimination of pipeline merchant services, the Company's pipelines are incurring certain costs for the transition. At June 30, 1995, the Company had incurred approximately $60 million of transition costs, including amounts that have been recovered from customers. Transition cost recoveries, which are subject to certain challenges pending before FERC, will occur over the next three years. The Company believes that Order 636 transition cost issues will not have a material adverse effect on future consolidated results of operations or financial position.

On September 1, 1994, Trunkline placed into effect, subject to refund, a general rate increase as a result of a filing made in accordance with terms of a rate case settlement in 1993. An offer of settlement, supported by Trunkline's customers, was approved by FERC on July 6, 1995, subject to rehearing.

For information concerning certain other regulatory proceedings, environmental matters and other contingencies, see Notes 2, 3, 4 and 5 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Consolidated net income for the six months ended June 30, 1995 was $41.4 million compared with $60.9 million for the same period in 1994. Total natural gas volumes for the Company decreased 9% to 586 billion cubic feet, comparing the first six months of 1995 with the same period of 1994, attributable to warmer weather during the first six months of 1995.

Operating Income

Consolidated operating income for the Company decreased $15.4 million comparing the first six months of 1995 with the same period in 1994, primarily due to lower earnings from PEPL.

PEPL - PEPL's operating income decreased $1.5 million comparing the first six months of 1995 with the same period in 1994, excluding $10.6 million of nonrecurring expense reductions recorded in 1994 for the resolution of gas supply matters. Increased transportation revenue partially offset reduced storage revenue.

Trunkline - Operating income for Trunkline decreased $3.3 million comparing the first six months of 1995 with the same period in 1994. Decreased transportation revenue due to lower volumes attributable to warmer weather during the first six months of 1995 was partially offset by lower operating costs. Sales revenue and associated gas purchased costs declined as a result of the elimination of Trunkline's merchant function in late 1994.

Other Income and Deductions

The decrease of $17.1 million in net other income in the first six months of 1995 compared with the same period in 1994 reflects decreased interest income on net advances receivable from PEC, as receivables for intercompany advances no longer bear interest effective January 1, 1995.

Interest Expense

Interest expense in the first six months of 1995 decreased $1.1 million compared with the same period in 1994 primarily as a result of lower average debt balances outstanding.

CAPITAL EXPENDITURES

Capital expenditures totaled $18.1 million in the first six months of 1995, compared with $34.4 million for the same period in 1994. Capital expenditures for 1995 are expected to approximate $75 million and are being funded by cash from operations, debt issuances and/or available credit facilities. Total market expansion expenditures are expected to approximate 45% of the 1995 capital budget.

ACCOUNTING STANDARDS

Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," issued in March 1995, will be implemented by the Company in the first quarter of 1996. This standard addresses the accounting for the recognition and measurement of impairment losses for long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used. This standard also addresses the accounting for long-lived assets and certain identifiable intangibles to be disposed of.

The Company does not expect Accounting Standard No. 121 to have a significant effect on consolidated results of operations or financial position upon adoption.

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes 2, 4 and 5 of the Notes to Consolidated Financial Statements in
Part I of this Report which are incorporated herein by reference.  See also
Item 3 of PEPL's Annual Report on Form 10-K for the year ended December 31,
1994.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 26, 1995, by way of action in writing by the sole common stockholder, all directors as previously reported in PEPL's Annual Report on Form 10-K for the year ended December 31, 1994 were re-elected for a term of one year.

                               SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and chief accounting officer.



                               PANHANDLE EASTERN PIPE LINE COMPANY
                                          (Registrant)


                                      /s/ Sandra P. Meyer

                             ---------------------------------------
                                 Sandra P. Meyer, Vice President



Date:  August 11, 1995

0075rpt.cpz