Form 10-Q
period 1995-09-30
PANHANDLE EASTERN PIPE LINE CO
filed 1995-11-13
CIK 76063

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

                For the Quarter Ended September 30, 1995
                       Commission File No. 1-2921

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

             Class                    Outstanding at October 31, 1995
    --------------------------         -------------------------------
    Common Stock, no par value                       1,000

==============================================================================

                      PART I.  FINANCIAL INFORMATION

Item 1.                                      Financial Statements - Unaudited

           Panhandle Eastern Pipe Line Company and Subsidiaries
                     CONSOLIDATED STATEMENT OF INCOME

                                                     Periods Ended September 30
                                    Three Months                  Nine Months
                                            ----------------          ---------------
Millions                    1995    1994       1995    1994
--------                   ------  ------     ------  ------
Operating Revenues
 Transportation and storage
   of natural gas          $134.5  $128.2     $390.1  $397.3
 Sales of natural gas          -     47.7         -    163.5
 Other                        5.9     6.9       17.6    20.1
                           ------  ------     ------  ------
   Total (Note 2)           140.4   182.8      407.7   580.9
                           ------  ------     ------  ------

Costs and Expenses
 Natural gas purchased         -     47.7         -    163.5
 Operating and maintenance   49.2    54.7      148.2   149.5
 General and administrative            17.5   21.3       53.1     63.9
 Depreciation and amortization         14.6   10.7       44.0     37.5
 Miscellaneous taxes          6.7     6.5       21.6    20.8
                           ------  ------     ------  ------
   Total                     88.0   140.9      266.9   435.2
                           ------  ------     ------  ------

Operating Income             52.4    41.9      140.8   145.7
                           ------  ------     ------  ------
Other Income and Deductions
 Equity in earnings of
   unconsolidated affiliates            1.1    1.4        6.2      4.2
 Interest income - parent      -     12.2        0.3    29.7
 Other income, net of deductions       (1.4)   0.1       (2.8)     0.9
                           ------  ------     ------  ------
   Total                     (0.3)   13.7        3.7    34.8
                           ------  ------     ------  ------
Gross Income                 52.1    55.6      144.5   180.5

Interest Expense              7.3    12.7       31.5    38.0
                           ------  ------     ------  ------
Income Before Income Tax     44.8    42.9      113.0   142.5

Income Tax                   17.7    17.4       44.5    56.1
                           ------  ------     ------  ------
NET INCOME                 $ 27.1  $ 25.5     $ 68.5  $ 86.4
                           ======  ======     ======  ======


        See accompanying notes to consolidated financial statements

           Panhandle Eastern Pipe Line Company and Subsidiaries
                        CONSOLIDATED BALANCE SHEET
                                  ASSETS

                                                September 30,   December 31,
Millions                                             1995           1994
--------                                        -------------   ------------
Current Assets
 Cash and cash equivalents                        $     0.2 $     0.4
 Note receivable - parent                               -         8.0
 Accounts receivable, net                 25.8         38.9
 Inventory and supplies                   57.6         65.7
 Current deferred income tax                            -        10.7
 Other (Note 2)                           58.3         52.9
                                                  --------- ---------

   Total                                 141.9        176.6
                                                  --------- ---------

Investments
 Advances and note receivable - parent                656.4     583.8
 Other                                    48.8         45.1
                                                  --------- ---------

   Total                                 705.2        628.9
                                                  --------- ---------

Plant, Property and Equipment
 Original cost                                      2,767.5   2,742.8
 Accumulated depreciation and amortization                   (1,814.2) (1,763.2)
                                                  --------- ---------

   Net plant, property and equipment                            953.3     979.6
                                                  --------- ---------

Deferred Charges (Notes 2 and 4)                                161.3     198.5
                                                  --------- ---------

TOTAL ASSETS                                      $ 1,961.7 $ 1,983.6
                                                  ========= =========


       See accompanying notes to consolidated financial statements

Item 1.                    Financial Statements - Unaudited (Continued)

           Panhandle Eastern Pipe Line Company and Subsidiaries
                        CONSOLIDATED BALANCE SHEET
                   LIABILITIES AND STOCKHOLDER'S EQUITY

                                                September 30,   December 31,
Millions                                             1995           1994
--------                                        -------------   ------------
Current Liabilities
 Long-term debt due within one year                          $  129.5  $    -
 Rate refund provisions (Note 2)                       20.2      51.2
 Accounts payable                        20.6          29.8
 Accrued income tax - parent                           43.5      69.0
 Other accrued taxes                     31.3          19.2
 Other (Note 4)                          56.6          59.8
                                                   --------  --------

   Total                                301.7         229.0
                                                   --------  --------

Deferred Liabilities and Credits
 Deferred income tax                    160.7         191.9
 Rate refund provisions (Note 2)                       93.3      81.8
 Other (Note 4)                         131.2         139.2
                                                   --------  --------

   Total                                385.2         412.9
                                                   --------  --------

Long-term Debt                          299.1         428.5
                                                   --------  --------

Commitments and Contingent Liabilities
 (Notes 2, 3, 4 and 5)

Common Stockholder's Equity
 Common stock, one thousand shares
   authorized, issued and outstanding,
   no par value                           1.0           1.0
 Paid-in capital                        465.8         471.8
 Retained earnings                      508.9         440.4
                                                   --------  --------

   Total                                975.7         913.2
                                                   --------  --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $1,961.7  $1,983.6
                                                   ========  ========


        See accompanying notes to consolidated financial statements

            Panhandle Eastern Pipe Line Company and Subsidiaries
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Nine Months Ended
                                                    September 30
                                                    -----------------
Millions                                      1995     1994
--------                                     ------   -------
Operating Activities
 Net income                                  $ 68.5   $  86.4
 Adjustments to reconcile net income to operating
   cash flows:
      Depreciation and amortization                      44.0      37.5
      Deferred income tax expense                        (5.7)      2.0
      Interest income - parent                           (0.3)    (29.7)
      Other non-cash items in net income                          (15.2)    (18.4)
      Net change in operating assets
       and liabilities                          2.6      83.0
                                             ------   -------
 Net Cash Flows Provided by Operating Activities         93.9     160.8
                                             ------   -------

Investing Activities
 Additions to plant, property and equipment             (36.9)    (69.0)
 Net increase in advances/note receivable - parent      (64.3)   (153.9)
 Property retirements and other                          10.6      13.0
                                             ------   -------
 Net Cash Flows Used in Investing Activities            (90.6)   (209.9)
                                             ------   -------
Financing Activities
 Retirement of debt                             -       (50.0)
 Issuance of debt                               -        99.9
 Other                                         (3.5)     (0.9)
                                             ------   -------
 Net Cash Flows Provided by (Used in)
      Financing Activities                     (3.5)     49.0
                                             ------   -------
Net Change in Cash
 Decrease in cash and cash equivalents                   (0.2)     (0.1)
 Cash and cash equivalents, beginning of period           0.4       0.4
                                             ------   -------
 Cash and Cash Equivalents, End of Period                        $  0.2   $   0.3
                                             ======   =======
Supplemental Disclosures
 Cash paid for interest (net of amount capitalized)    $ 32.7   $  29.3
 Cash paid for income tax (including
   intercompany amounts)                       70.4      83.1


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

    FERC Order 636 and the Termination of Merchant Services

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

    At September 30, 1995, the Company had incurred approximately
    $60 million of transition costs, including amounts that have been recovered from customers. PEPL's transition cost recoveries, which are subject to certain challenges that are pending before FERC, will occur through 1998.

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

    Jurisdictional Transportation and Sales Rates

    PEPL - On April 1, 1992 and November 1, 1992, PEPL placed into effect, subject to refund, general rate increases incorporating the SFV rate design. Hearings in these rate proceedings were completed in the first half of 1994. The FERC issued an order on May 25, 1995 on the earlier rate proceeding and PEPL has requested rehearing of certain matters in that order. The latter rate proceeding is pending FERC review of the initial Administrative Law Judge decision.

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

    Trunkline - On September 1, 1994, Trunkline placed into effect, subject to refund, a general rate increase as a result of a filing made in accordance with terms of a rate case settlement in 1993. An offer of settlement, supported by Trunkline's customers, was approved by FERC on July 6, 1995 and is currently pending rehearing.

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

 3. Other Contingency

    Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border Pipeline Company (Northern Border), PEPL guarantees payment to Northern Border under a transportation agreement by an affiliate of Pan-Alberta Gas Limited. The transpor-tation agreement requires estimated total payments of $184 million for the years 1995 through 2001. In the opinion of management, the probability that PEPL will be required to perform under this guarantee is remote.

 4. Environmental Matters

    The Company has identified environmental contamination at up to 53 sites on the PEPL and Trunkline systems and is undertaking cleanup programs at these sites. The contamination resulted from the past use of lubricants containing PCBs (polychlorinated biphenyls) and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. The Company has communicated with the U.S. Environmental Protection Agency and appropriate state regulatory agencies on these matters. The environmental cleanup programs are expected to continue until 2002.

    At September 30, 1995 and December 31, 1994, the Company had undiscounted liabilities recorded of $70.4 million and $70 million, respectively, relating to PEPL and Trunkline PCB, wastewater and disposal area cleanup programs and had regulatory assets recorded of $80.3 million and $82.4 million, respectively, representing costs to be recovered from customers.

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

 6. Fair Presentation

    The information as furnished reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of September 30, 1995, results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended
        September 30, 1995 and 1994.

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

With implementation of Order 636 and the elimination of pipeline merchant services, the Company's pipelines are incurring certain costs for the transition. At September 30, 1995, the Company had incurred approximately $60 million of transition costs, including amounts that have been recovered from customers. PEPL's transition cost recoveries, which are subject to certain challenges pending before FERC, will occur through 1998. The Company believes that Order 636 transition cost issues will not have a material adverse effect on future consolidated results of operations, financial position or liquidity.

For information concerning certain other regulatory proceedings, environmental matters and other contingencies, see Notes 2, 3, 4 and 5 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Consolidated net income for the nine months ended September 30, 1995 was $68.5 million compared with $86.4 million for the same period in 1994. Total natural gas volumes for the Company decreased 4% to 833 billion cubic feet comparing the first nine months of 1995 with the same period of 1994, attributable to warmer weather during the first half of 1995.

Operating Income

Consolidated operating income for the Company decreased $4.9 million, or 3%, to $140.8 million in the first nine months of 1995 compared with the same period in 1994.

PEPL - PEPL's operating income increased $0.4 million comparing the first nine months of 1995 with the same period in 1994. PEPL achieved operating efficiencies during the third quarter of 1995, which helped lower operating expenses. The comparison for the nine-month period also includes the effects of $21.6 million of income recorded in 1994 for the resolution of certain regulatory matters, partially offset by $15.5 million recorded in the third quarter of 1995 for similar regulatory resolutions.

Trunkline - Operating income for Trunkline decreased $5.7 million comparing the first nine months of 1995 with the same period in 1994, primarily resulting from $4 million of revenues recorded in 1994 related to a contract settlement. Decreased transportation revenue due to lower volumes attributable to warmer weather during the first half of 1995 was partially offset by lower operating costs. Sales revenue and associated gas purchased costs declined $163.5 million as a result of the elimination of Trunkline's merchant function in late 1994.

Other Income and Deductions

The decrease of $31.1 million in net other income in the first nine months of 1995 compared with the same period in 1994 reflects lower interest income on net advances receivable from PEC, as receivables for intercompany advances no longer bear interest effective January 1, 1995.

Interest Expense

Interest expense in the first nine months of 1995 decreased $6.5 million compared with the same period in 1994 primarily as a result of lower average debt balances outstanding.

CAPITAL EXPENDITURES

Capital expenditures totaled $36.9 million in the first nine months of 1995, compared with $69 million for the same period in 1994. Capital expenditures for 1995 are expected to approximate $70 million, with market-expansion expenditures expected to approximate 35% of the capital budget. The Company's current estimate for 1996 capital expenditures is approximately $50 million. Expenditures for 1995 are being funded, and expenditures for 1996 are expected to be funded, by cash from operations, debt issuances and/or available credit facilities.

ACCOUNTING STANDARDS

Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was issued in March 1995. This standard addresses the accounting for the recognition and measurement of impairment losses for long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used. This standard also addresses the accounting for long-lived assets and certain identifiable intangibles to be disposed of.

The Company does not expect Accounting Standard No. 121 to have a significant effect on consolidated results of operations or financial position upon adoption.

PAGE>
                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes 2, 4 and 5 of the Notes to Consolidated Financial Statements in
Part I of this Report which are incorporated herein by reference.  See also
Item 3 of PEPL's Annual Report on Form 10-K for the year ended December 31,
1994.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits -

    Exhibit Number            Description
         27             Financial Data Schedule

(b) Reports on Form 8-K - None

                               SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and chief accounting officer.



                               PANHANDLE EASTERN PIPE LINE COMPANY
                                          (Registrant)


                                       /s/ Sandra P. Meyer

                               -----------------------------------
                                 Sandra P. Meyer, Vice President



Date:  November 13, 1995

0075rpt.cpz