Form 10-K405
period 1995-12-31
PANHANDLE EASTERN PIPE LINE CO
filed 1996-03-28
CIK 76063

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995           COMMISSION FILE NO. 1-2921

                      PANHANDLE EASTERN PIPE LINE COMPANY
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     44-0382470
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

                             5400 WESTHEIMER COURT
                                 P.O. BOX 1642
                           HOUSTON, TEXAS 77251-1642
         (Address, including zip code, of principal executive offices)
                                 (713) 627-5400
                    (Telephone number, including area code)

                             ---------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
             -------------------                          ---------------------
          7.95% Debentures Due 2023                 The New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  /X/   No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The Registrant meets the conditions set forth in General Instructions
(J)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 4, 10, 11, 12 and 13 have been omitted and Item 7 has been reduced in accordance with such Instruction J.

     The Registrant's parent, Panhandle Eastern Corporation (File No. 1-8157), files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

                             ---------------------

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

                                      NONE

     Indicate number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                                       NUMBER OF SHARES OUTSTANDING
             TITLE OF EACH CLASS                         AS OF FEBRUARY 29, 1996
             -------------------                       ----------------------------
       Common Stock, without par value                            1,000

================================================================================

                               TABLE OF CONTENTS

                                     PART I

Item 1.   Business.......................................................................     1
          General........................................................................     1
          Natural Gas Transmission.......................................................     2
          Regulation.....................................................................     3
          Rates and Regulatory Proceedings...............................................     4
          Competition....................................................................     4
          Environmental Matters..........................................................     5
          General Matters................................................................     5
Item 2.   Properties.....................................................................     5
Item 3.   Legal Proceedings..............................................................     5

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..........     7
Item 6.   Selected Financial Data........................................................     7
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.....................................................................     7
Item 8.   Financial Statements and Supplementary Data....................................    10
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure.....................................................................    10

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................    11
Index to Financial Statements and Schedules..............................................    13

                             ---------------------

     All gas volumes used herein are stated at 14.73 pounds per square inch, on a dry basis, at 60 degrees Fahrenheit.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Panhandle Eastern Pipe Line Company ("PEPL"), a subsidiary of Panhandle Eastern Corporation, d/b/a PanEnergy Corp ("PanEnergy"), is a Delaware corporation incorporated in 1929. PEPL and its subsidiaries (the "Company") are primarily engaged in the interstate transportation and storage of natural gas.

     Information concerning components of the Company's consolidated operating revenues, including revenues attributable to transportation, storage and sales of natural gas, for the years 1995, 1994 and 1993 is contained in the Consolidated Statement of Income on page F-2, which is incorporated herein by reference.

     Executive offices of PEPL are located at 5400 Westheimer Court, Houston, Texas 77056-5310, and the telephone number is (713) 627-5400.

  Certain Terms

     Certain terms used in the description of the Company's business are explained below.

     Capacity Release Program: An arrangement that allows firm open-access transportation or storage customers to assign pipeline capacity rights to third parties pursuant to procedures prescribed by FERC.

     Federal Energy Regulatory Commission ("FERC"): The agency that regulates the transportation of natural gas in interstate commerce under the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). FERC's jurisdiction includes rate-making, construction of facilities and authorization to provide service.

     Firm Service: Transportation or storage of third-party gas, for which customers pay a charge to reserve pipeline or storage capacity.

     Gathering Systems: Pipeline, processing and related facilities that access production and other sources of natural gas supplies for delivery to mainline transportation systems.

     Merchant Service: Prior to FERC Order 636, traditional service volumes aggregated by pipelines, under purchase contracts with producers, and transported and resold to natural gas utilities and other customers at FERC-approved rates.

     Order 636: The FERC pipeline service restructuring rule that guided the industry's transition to unbundled, open-access pipeline contract transportation and related services, creating a more market-responsive environment.

     Straight Fixed-Variable ("SFV"): A rate design that assigns return on equity, related taxes and other fixed costs to the reservation component of rates.

     Transition Costs: Those costs incurred as a result of the pipelines' transition to unbundled services under Order 636. The disposition of natural gas contracts tied to the former merchant function comprises the majority of such costs.

     Units of Measure:

                MMcf/d:                              Million cubic feet per day
                Bcf:                                 Billion cubic feet
                Tcf:                                 Trillion cubic feet

NATURAL GAS TRANSMISSION

  General

     PEPL and its principal subsidiary, Trunkline Gas Company ("Trunkline"), together with Texas Eastern Transmission Corporation ("TETCO") and Algonquin Gas Transmission Company ("Algonquin"), both subsidiaries of PanEnergy, own and operate one of the nation's largest gas transmission networks. This fully interconnected 22,000-mile system can receive natural gas from most major North American producing regions for delivery to markets in the Mid-Atlantic, New England and Midwest states. During 1995, PanEnergy's pipelines delivered 2.63 Tcf of natural gas, equal to approximately 12% of U.S. consumption.

  Market and Supply Area Deliveries

     As used herein, "market area" with respect to each pipeline refers to those portions of the pipeline that include primarily delivery points for natural gas leaving the pipeline, and "supply area" with respect to each pipeline refers to those portions of the pipeline that include primarily receipt points for gas entering the pipeline. Market-area deliveries represent volumes of gas delivered to the market area, while supply-area deliveries represent volumes of gas delivered to the supply area. Generally, rates for supply-area service have lower margins than rates for market-area service.

     Set forth below is information concerning throughput volumes for PEPL and Trunkline for 1995, 1994 and 1993 (volumes in Bcf).

                                      1995      % TOTAL     1994      % TOTAL     1993      % TOTAL
                                      -----     -------     -----     -------     -----     -------
    Market Area
      PEPL..........................    620        53         579        50         560        49
      Trunkline.....................    390        34         434        38         455        40
      Intercompany Eliminations.....     --        --          --        --         (64)       (6)
                                      -----       ---       -----       ---       -----       ---
              Total.................  1,010        87       1,013        88         951        83
                                      -----       ---       -----       ---       -----       ---
    Supply Area
      PEPL..........................     39         4          41         4          43         4
      Trunkline.....................    109         9          97         8         147        13
              Total.................    148        13         138        12         190        17
                                      -----       ---       -----       ---       -----       ---
    Total Volumes...................  1,158       100       1,151       100       1,141       100
                                      =====       ===       =====       ===       =====       ===
    Summary by Pipeline (Total
      Volumes)
      PEPL(1).......................    659        57         620        54         603        53
      Trunkline(2)..................    499        43         531        46         602        53
      Intercompany Eliminations.....     --        --          --        --         (64)       (6)
                                      -----       ---       -----       ---       -----       ---
    Total...........................  1,158       100       1,151       100       1,141       100
                                      =====       ===       =====       ===       =====       ===

---------------

(1) PEPL volumes include 22 Bcf, 45 Bcf and 13 Bcf in deliveries to TETCO during 1995, 1994 and 1993, respectively.

(2) Trunkline volumes include 21 Bcf, 43 Bcf and 38 Bcf in deliveries to TETCO during 1995, 1994 and 1993, respectively.

     During 1995, total billings for transportation and storage services provided by the Company to Consumers Power Company ("Consumers") accounted for approximately 10% of the Company's consolidated revenues. Consumers was the only customer of the Company accounting for 10% or more of consolidated revenues in 1995.

     Demand for gas transmission on the Company's pipeline systems is seasonal, with the highest throughput occurring during the colder periods in the first and fourth quarters -- the winter heating season. However, the

SFV rate design required by Order 636 has resulted in pipeline earnings generally being more evenly distributed throughout the year.

  Midwest Area

     PEPL. PEPL's market volumes are concentrated among approximately 20 utilities located in the Midwest market area that encompasses large portions of Michigan, Ohio, Indiana, Illinois and Missouri. PEPL's major customers serving this market include utilities, producers and independent marketers. PEPL's total deliveries increased 6% in 1995 as a result of larger contract quantities and increased use of capacity release by customers.

     In August 1995, PEPL transferred most of its Mid-Continent natural gas gathering facilities to a non-FERC-regulated subsidiary of PEPL.

     During 1995, PEPL renegotiated contracts with six of its major customers to provide 390 MMcf/d of transportation and storage service for the next several years.

     Trunkline. Trunkline's major customers include eight utilities located in portions of Tennessee, Missouri, Illinois, Indiana and Michigan.

     Trunkline's total throughput decreased 6% in 1995 as a result of warmer weather during the first quarter, capacity constraints from South Texas due to compressor outages and interruptible volumes lost to competitors' capacity release programs.

     In April 1995, Trunkline added 310 MMcf/d of firm and seasonal transportation service to the Chicago market under five-year contracts with The Peoples Gas Light and Coke Company ("Peoples"). These volumes are in addition to 60 MMcf/d of service to Peoples begun in 1993.

     In late 1995, PEPL and Trunkline began to combine the two pipeline systems' management and operations to create efficiencies by aligning marketing efforts and standardizing services.

  Storage

     PEPL owns and operates three underground storage fields located in Illinois, Michigan and Oklahoma. Trunkline owns and operates one storage field in Louisiana. The combined maximum working gas capacity is 44 Bcf. Additionally, PEPL, through its Pan Gas Storage Company ("Pan Gas") subsidiary, is the owner of a storage field in Kansas with an estimated maximum capacity of 26 Bcf. PEPL is the operator of the field. Since the implementation of the Order 636 restructuring, PEPL, Trunkline and Pan Gas all offer firm and interruptible storage on an open-access basis. In addition to owning storage fields, PEPL also leases storage capacity. PEPL and Trunkline have retained the right to use up to 15 Bcf and 10 Bcf, respectively, of their storage capacity for system needs.

  Investment in Northern Border Partners, L.P.

     A PEPL subsidiary owns an 8.5% equity interest (a 32.5% voting interest) in Northern Border Partners, L.P. ("Northern Border MLP"), consisting of general partner and subordinated limited partner interests. Northern Border MLP owns a 70% interest in Northern Border Pipeline Company ("Northern Border Pipeline"), which owns and operates a transmission system consisting of 969 miles of pipeline extending from the Canadian border through Montana to Iowa. Northern Border Pipeline transports natural gas both under traditional long-term contracts and on an open-access basis. It has a certificated transport capacity of 975 MMcf/d.

REGULATION

     PEPL, Trunkline and Pan Gas are "natural gas companies" under the NGA and NGPA and, as such, are subject to the jurisdiction of FERC.

     The NGA grants to FERC authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. PEPL and its subsidiaries hold required certificates of public convenience and necessity issued by FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which certificates are required, and to transport and store natural gas in interstate commerce.

     FERC also has authority to regulate rates and charges for natural gas transported in or stored for interstate commerce or sold by a natural gas company in interstate commerce for resale. PEPL and its subsidiaries file with FERC applications for changes in transportation and storage rates and charges. These changes are normally allowed to become effective after a suspension period, subject to refund, until such time as FERC authorizes the actual level of rates and charges.

     PEPL and Trunkline operate as open-access transporters of natural gas. In 1992, FERC issued Order 636, which requires open-access pipelines to provide firm and interruptible transportation services on an equal basis for all gas supplies, whether purchased from the pipeline or from another gas supplier. To implement this requirement, Order 636 provides, among other things, for mandatory unbundling of services that have historically been provided by pipelines into separate open-access transportation, sales and storage services.

     Order 636, which is on appeal to the courts, provides for the use of the SFV rate design, which assigns return on equity, related taxes and other fixed costs to the reservation component of rates. In addition, Order 636 allows pipelines to recover eligible costs resulting from implementation of Order 636. Recoverable transition costs include gas supply realignment costs, unrecovered deferred gas purchase costs, other existing costs incurred in connection with bundled sales services that cannot be assigned to customers of unbundled services, and capital costs attributable to the restructuring. PEPL's transition cost recoveries, which are subject to certain challenges pending before FERC, will occur through 1998.

     Regulation of the importation and exportation of natural gas is vested in the Secretary of Energy, who has delegated various aspects of this jurisdiction to FERC and the Office of Fossil Fuels of the Department of Energy.

     PEPL and its subsidiaries are subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline safety requirements, and to federal and state environmental legislation.

RATES AND REGULATORY PROCEEDINGS

     When rate cases are pending final FERC approval, a portion of the revenues collected by the Company's natural gas pipelines is subject to possible refunds. A summary of the status of significant pending rate cases and related regulatory matters involving PEPL and Trunkline is contained in Note 3 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

COMPETITION

     PEPL and Trunkline compete with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service, and flexibility and reliability of service. PEPL and Trunkline continue to offer selective discounting to maximize revenues from existing capacity.

     PEPL and Trunkline compete directly with ANR Pipeline Company, Natural Gas Pipeline Company of America and Texas Gas Transmission Corporation in the Midwest market area.

     Natural gas competes with other forms of energy available to the Company's customers and end users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather, affect the demand for natural gas in the areas served by the Company.

ENVIRONMENTAL MATTERS

     For a discussion of environmental matters involving the Company, see Note 11 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

GENERAL MATTERS

     While the Company does engage in some research and development activities, no such activities conducted during the past three years have been material to the Company's business, nor have there been any material customer-sponsored research activities during that period relating to the Company's business activities.

     PEPL and Trunkline are members of and provide support to the Gas Research Institute ("GRI"), which plans and manages research and development efforts for the gas industry. The funds used to support GRI are derived from a surcharge on the pipelines' rates pursuant to FERC authorization. Payments amounted to approximately $5.1 million, $8.5 million and $9.4 million in 1995, 1994 and 1993.

     Foreign operations and export sales are not material to the Company's business as a whole.

     As of January 1, 1996, the Company had approximately 1,600 employees.

ITEM 2. PROPERTIES

     PEPL's transmission system, which consists of four large-diameter parallel pipelines and 13 mainline compressor stations, extends a distance of approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through the states of Missouri, Illinois, Indiana and Ohio into Michigan.

     Trunkline's transmission system extends approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through the states of Arkansas, Mississippi, Tennessee, Kentucky, Illinois and Indiana to a point on the Indiana-Michigan border near Elkhart, Indiana. The system consists principally of three large-diameter parallel pipelines and 18 mainline compressor stations.

     Trunkline also owns and operates two offshore Louisiana gas supply systems consisting of 337 miles of pipeline extending approximately 81 miles into the Gulf of Mexico.

     For information concerning natural gas storage properties, see "Natural Gas Transmission -- Storage" under Item 1, which is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

     For information concerning material legal proceedings, see Notes 3, 11 and 12 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference.

                      [Map of Panhandle Eastern Corporation
                      Showing Pipelines, Storage Facilities,
                 Principal Supply Areas and Proposed Pipelines.]

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of the outstanding common stock, without par value, of PEPL is owned by PanEnergy. In December 1995, PEPL declared and paid a $400 million dividend on common stock in the form of a promissory note due PanEnergy bearing interest at prime and maturing on June 30, 1996. In December 1994, PEPL declared and paid a cash dividend on common stock of $300 million.

ITEM 6. SELECTED FINANCIAL DATA

     Selected consolidated financial and operating data is presented on Page F-17, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information is provided to facilitate increased understanding of the 1995 and 1994 consolidated financial statements and accompanying notes of the Company, and should be read in conjunction therewith and with the information set forth under Item 1. Because all of the outstanding capital stock of PEPL is owned by PanEnergy, the following discussion has been prepared in accordance with the reduced disclosure format permitted by Form 10-K for issuers that are wholly-owned subsidiaries of reporting companies under the Securities Exchange Act of 1934.

OPERATING ENVIRONMENT

     The Company's traditional pipeline sales services ceased in 1994 and all services are now offered on an unbundled basis. Order 636 requires use of the straight fixed-variable rate design which makes earnings less sensitive to throughput changes. The new rate design has caused the percentage of throughput related to firm contracts to rise from 63% in 1993 to 87% in 1995. The Company's pipelines have not experienced any significant reductions in firm capacity sold; however, PEPL and Trunkline continue to offer selective discounting to maximize revenues from existing capacity.

     As the new environment has evolved, industry participants have indicated a desire for greater standardization of pipeline tariffs. Responding to these concerns, PEPL and Trunkline, along with affiliates TETCO and Algonquin, filed with FERC in 1995 to increase the level of standardization of their gas tariffs to enhance the nationwide transportation of natural gas. PEPL and Trunkline have begun to combine operations to provide standard operating practices and services to customers. This consolidation will contribute to an approximate 7% reduction in PanEnergy's combined work force. The related cost of termination benefits, to be recognized in the first quarter 1996, is expected to be substantially offset by resulting savings throughout the remainder of 1996.

     With implementation of Order 636 and the elimination of merchant services, the Company's pipelines are incurring certain costs for the transition. At December 31, 1995, the Company had incurred approximately $60 million of transition costs, including amounts that have been recovered from customers. PEPL's transition cost recoveries, which are subject to certain challenges that are pending before FERC, will occur through 1998. The Company believes that Order 636 transition cost issues will not have a material adverse effect on future consolidated results of operations or financial position.

     On September 1, 1994, Trunkline placed into effect, subject to refund, a general rate increase as a result of a filing made in accordance with terms of a rate case settlement in 1993. A settlement resolving this rate case became effective February 1, 1996. On January 30, 1996, Trunkline filed a subsequent general rate increase, subject to refund. FERC issued an order on February 29, 1996 suspending the effective date to August 1, 1996.

     For information concerning certain regulatory proceedings, environmental matters and other contingencies, see Notes 3, 5, 7, 11, 12 and 13 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The Company reported consolidated net income of $100.7 million for 1995 compared with $118.5 million for 1994.

  OPERATING INCOME ANALYSIS

                      PANHANDLE EASTERN PIPE LINE COMPANY*

    Millions                                                              1995       1994
    --------                                                             ------     ------
    Transportation Revenue.............................................  $304.8     $315.3
    Storage Revenue....................................................    47.3       51.2
    Other Revenue......................................................    19.6       21.2
                                                                         ------     ------
    TOTAL NET REVENUES.................................................   371.7      387.7
    Operating Expenses.................................................   193.1      206.5
    Depreciation and Amortization......................................    34.7       30.1
                                                                         ------     ------
    OPERATING INCOME...................................................  $143.9     $151.1
                                                                         ======     ======
    VOLUMES (Bcf)
    Market-area Transports.............................................     620        579
    Supply-area Transports.............................................      39         41
                                                                         ------     ------
    Total Deliveries...................................................     659        620
                                                                         ======     ======

---------------

     * Includes PEPL and other natural gas transmission entities owned by PEPL, exclusive of Trunkline.

     PEPL's operating income decreased $7.2 million in 1995 as compared with 1994. The comparison for the year includes the effects of $20.4 million of income recorded in 1995 for the resolution of certain regulatory matters, offset by $34.5 million recorded in 1994 for similar resolutions. The transfer of gathering assets to a non-FERC-regulated affiliate in August 1995 resulted in lower revenues and expenses of approximately $11.4 million and $10.2 million, respectively, as compared with 1994. Excluding the impact of these items, PEPL's revenues from its core business were stable and earnings improved due to lower operating expenses. Depreciation and amortization increased due to a 1994 rate reduction amounting to $2.9 million and depreciation on market-expansion projects.

                             TRUNKLINE GAS COMPANY

                                 Millions                                 1995       1994
    -------------------------------------------------------------------  ------     ------
    Transportation Revenue.............................................  $151.2     $166.2
                                                                         ------     ------
    Sales Revenue......................................................      --      177.9
    Natural Gas Purchased..............................................      --      177.9
                                                                         ------     ------
              Net Sales Revenue........................................      --         --
    Storage Revenue....................................................     2.4        3.2
    Other Revenue......................................................     6.5        6.7
                                                                         ------     ------
    TOTAL NET REVENUES.................................................   160.1      176.1
    Operating Expenses.................................................    92.1      106.8
    Depreciation and Amortization......................................    22.4       21.6
                                                                         ------     ------
    OPERATING INCOME...................................................  $ 45.6     $ 47.7
                                                                         ======     ======
    VOLUMES (Bcf)
    Market-area Transports.............................................     390        434*
    Supply-area Transports.............................................     109         97
                                                                         ------     ------
    Total Deliveries...................................................     499        531
                                                                         ======     ======

---------------

* Includes 89 Bcf of sales volumes.

     Operating income for Trunkline decreased $2.1 million in 1995 as compared with 1994, primarily resulting from $4 million of revenues recorded in 1994 related to a contract settlement. Decreased transportation revenue, due to lower volumes attributable to warmer weather during the first half of 1995, was offset by lower operating costs. Sales revenue and associated gas purchased costs declined $177.9 million as a result of the elimination of Trunkline's merchant function in late 1994.

  ELIMINATIONS

     Included in the amounts outlined above are several intercompany transactions that do not impact consolidated operating income.

  OTHER INCOME AND DEDUCTIONS

     The decrease of $36.9 million in net other income in 1995 compared with 1994 reflects lower interest income on net advances receivable from PanEnergy, as receivables for intercompany advances no longer bear interest effective January 1, 1995.

  INTEREST EXPENSE

     Consolidated interest expense decreased $10.2 million, or 20%, in 1995 compared with 1994. The decrease is primarily a result of lower average debt balances outstanding, reflecting the early retirement in October 1995 of PEPL's $125 million of 9 7/8% debentures due October 1996.

  INCOME TAX

     The effective tax rates for 1995 and 1994 differed from the statutory federal income tax rates primarily because of the effect of state income taxes.

CAPITAL EXPENDITURES

     Capital expenditures totaled $64.6 million in 1995, compared with $83.5 million in 1994. Capital expenditures for 1996 are expected to approximate $50 million, with the majority of expenditures related to further enhancement of PEPL's and Trunkline's pipeline integrity and reliability. Funding for 1996 capital expenditures is expected to be provided by cash from operations, debt issuances and/or the collection of intercompany amounts owed the Company.

INTERCOMPANY ADVANCES

     Net intercompany advances are carried as open accounts, are not segregated between current and non-current amounts and, during 1994, bore interest at variable rates based on LIBOR (London Interbank Offered Rates). Effective January 1, 1995, intercompany advances do not bear interest. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures and debt payments of PanEnergy and its subsidiaries. The collection of advances receivable is subject to the availability of funds to PanEnergy, whose major sources of internally-generated funds include dividends and advances from subsidiaries. Net advances and note receivable -- parent (including current portion) aggregated $566.9 million and $591.8 million at December 31, 1995 and 1994, respectively.

DIVIDENDS

     In December 1995, PEPL declared and paid a $400 million dividend on common stock in the form of a promissory note due PanEnergy bearing interest at prime and maturing on June 30, 1996. In December 1994, PEPL declared and paid a cash dividend on common stock of $300 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to "Index -- Financial Statements" under Item 14(a)(1).

     See the consolidated quarterly financial data on page F-16, which is incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report or incorporated herein by reference:

          (1) The Consolidated Financial Statements of Panhandle Eastern Pipe Line Company and Subsidiaries are listed on the Index, page 13.

          (2) Exhibits filed herewith are designated by an asterisk (*); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

  EXHIBIT                                                                                FILE
  NUMBER               DESCRIPTION                   ORIGINALLY FILED AS EXHIBIT        NUMBER
  ------    ----------------------------------    ----------------------------------   --------
  2.01      Stock Repurchase and Receivables      2.1 to Form 8-K of PEPL, dated         1-2921
            Assignment Agreement dated as of      February 18, 1993
            December 31, 1992 among Panhandle
            Eastern Corporation, Panhandle
            Eastern Pipe Line Company,
            Panhandle Financing Company, Texas
            Eastern Corporation and Trunkline
            Gas Company, executed on February
            16, 1993

  2.02      Amended and Restated Agreement of     2.1 to Form 8-K of PEPL, dated         1-2921
            Limited Partnership of Northern       October 15, 1993
            Border Partners, L.P.

  2.03      Amended and Restated Agreement of     2.2 to Form 8-K of PEPL, dated         1-2921
            Limited Partnership for Northern      October 15, 1993
            Border Intermediate Limited
            Partnership

  2.04      Credit Agreement between Northern     2.3 to Form 8-K of PEPL, dated         1-2921
            Border Partners, L.P., as             October 15, 1993
            borrower, and Northern Plains
            Natural Gas Company, Northwest
            Border Pipeline Company and Pan
            Border Gas Company, as lenders

  2.05      Conveyance, Contribution and          2.4 to Form 8-K of PEPL, dated         1-2921
            Assumption Agreement among            October 15, 1993
            Northern Plains Natural Gas
            Company, Northwest Border Pipeline
            Company, Pan Border Gas Company,
            Northern Border Partners, L.P.,
            and Northern Border Intermediate
            Limited Partnership

  2.06      Underwriting Agreement, between       2.5 to Form 8-K of PEPL, dated         1-2921
            Northern Border Partners, L.P.,       October 15, 1993
            Northern Border Intermediate
            Limited Partnership, Northern
            Plains Natural Gas Company, Pan
            Border Gas Company, Enron Corp.
            and Panhandle Eastern Corporation,
            and Goldman, Sachs & Co. on behalf
            of the Underwriters

  EXHIBIT                                                                                FILE
  NUMBER               DESCRIPTION                   ORIGINALLY FILED AS EXHIBIT        NUMBER
  ------    ----------------------------------    ----------------------------------   --------
  3.01      Restated Certificate of               3.01 to Form 10-K of PEPL for the      1-2921
            Incorporation of Panhandle Eastern    year ended December 31, 1993
            Pipe Line Company, dated October
            25, 1993

  3.02      By-Laws of Panhandle Eastern Pipe     19(a) to Form 10-Q of PEPL for         1-2921
            Line Company, effective July 23,      quarter ended September 30, 1986
            1986

  4.01      Indenture, dated as of February 1,    4 to Form S-3 of PEPL filed          33-58552
            1993, between Panhandle Eastern       February 19, 1993
            Pipe Line Company and Morgan
            Guarantee Trust Company of New
            York

  4.02      Letter, dated February 24, 1994,      4.06 to Form 10-K of PEPL for the      1-2921
            from Nations Bank of Texas,           year ended December 31, 1993
            National Association accepting its
            appointment as successor Trustee
            with respect to all securities
            issued or to be issued under the
            Indenture dated as of February 1,
            1993, included as Exhibit 4.05

  10.01     Contract for Firm Transportation      10.41 to Form 10-K of PEC for the      1-8157
            of Natural Gas between Consumers      year ended December 31, 1989
            Power Company and Trunkline Gas
            Company, dated November 1, 1989,
            and Amendment, dated November 1,
            1989

  10.02     Contract for Firm Transportation      10.47 to Form 10-K of PEC for year     1-8157
            of Natural Gas between Consumers      ended December 31, 1991
            Power Company and Trunkline Gas
            Company, dated November 1, 1991

  10.03     Contract for Firm Transportation      10.3 to Form 10-K of PEPL for the      1-2921
            of Natural Gas between Consumers      year ended December 31, 1993
            Power Company and Trunkline Gas
            Company, dated September 1, 1993

  *23       Consent of KPMG Peat Marwick LLP

  *24       Powers of Attorney

  *27       Financial Data Schedule for
            December 31, 1995

     The total amount of securities of the Registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an Exhibit does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments.

     (b) Reports on Form 8-K

     No Reports on Form 8-K were filed during the fourth quarter of 1995.

              PANHANDLE EASTERN PIPE LINE COMPANY AND SUBSIDIARIES

                                     INDEX

                       FINANCIAL STATEMENTS AND SCHEDULES

                             ---------------------

                              FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report..........................................................  F-1

Consolidated Statement of Income......................................................  F-2

Consolidated Balance Sheet............................................................  F-3

Consolidated Statement of Common Stockholder's Equity.................................  F-5

Consolidated Statement of Cash Flows..................................................  F-6

Notes to Consolidated Financial Statements............................................  F-7

     All Schedules are omitted because they are not applicable, not required or the information is included in the Consolidated Financial Statements or the Notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Panhandle Eastern Pipe Line Company:

     We have audited the accompanying consolidated balance sheets of Panhandle Eastern Pipe Line Company and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, common stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panhandle Eastern Pipe Line Company and Subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Houston, Texas
January 23, 1996

              PANHANDLE EASTERN PIPE LINE COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                     YEARS ENDED DECEMBER 31
                                                                   ----------------------------
                            Millions                                1995       1994       1993
-----------------------------------------------------------------  ------     ------     ------
OPERATING REVENUES
  Transportation and storage of natural gas......................  $516.8     $535.9     $453.8
  Sales of natural gas...........................................      --      177.9      392.1
  Other..........................................................    23.2       26.1       24.6
                                                                   ------     ------     ------
          Total (Notes 2, 3 and 5)...............................   540.0      739.9      870.5
                                                                   ------     ------     ------
COSTS AND EXPENSES
  Natural gas purchased..........................................      --      177.9      281.3
  Operating and maintenance......................................   190.9      198.4      232.6
  General and administrative.....................................    72.2       86.3       95.5
  Depreciation and amortization (Note 8).........................    59.2       51.7       55.6
  Miscellaneous taxes............................................    27.8       27.9       27.7
                                                                   ------     ------     ------
          Total (Note 2).........................................   350.1      542.2      692.7
                                                                   ------     ------     ------
Operating Income.................................................   189.9      197.7      177.8
                                                                   ------     ------     ------
OTHER INCOME AND DEDUCTIONS
  Equity in earnings of unconsolidated affiliates (Note 7).......     7.5        5.3       14.2
  Gains (losses) on sales of assets, net (Note 7)................     2.7       (1.3)      44.8
  Interest income -- parent (Note 2).............................     0.7       42.6       24.8
  Other interest and miscellaneous income........................     3.9        2.7        9.8
  Miscellaneous deductions.......................................    (3.9)      (1.5)      (1.4)
                                                                   ------     ------     ------
          Total..................................................    10.9       47.8       92.2
                                                                   ------     ------     ------
Gross Income.....................................................   200.8      245.5      270.0
                                                                   ------     ------     ------
INTEREST EXPENSE
  Long-term debt (Note 9)........................................    36.9       45.0       47.0
  Rate refund provisions (Note 3)................................     3.8        4.0        4.7
  Other (Note 9).................................................     0.3        2.2       15.0
                                                                   ------     ------     ------
          Total..................................................    41.0       51.2       66.7
                                                                   ------     ------     ------
Income Before Income Tax.........................................   159.8      194.3      203.3
INCOME TAX (Note 4)..............................................    59.1       75.8       83.2
                                                                   ------     ------     ------
NET INCOME.......................................................  $100.7     $118.5     $120.1
                                                                   ======     ======     ======

          See accompanying notes to consolidated financial statements

              PANHANDLE EASTERN PIPE LINE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                              DECEMBER 31
                                                                        -----------------------
Millions                                                                  1995          1994
--------                                                                ---------     ---------
CURRENT ASSETS
  Cash and cash equivalents...........................................  $     0.2     $     0.4
  Note receivable -- parent (Note 2)..................................         --           8.0
  Accounts receivable
     Customers (Note 5)...............................................       29.7          15.3
     Affiliates (Note 2)..............................................        6.1          17.0
     Other............................................................        3.4           6.6
  Inventory and supplies (Note 6).....................................       55.3          65.7
  Current deferred income tax (Note 4)................................       13.0          10.7
  Other (Notes 3 and 6)...............................................       46.1          52.9
                                                                        ---------     ---------
          Total.......................................................      153.8         176.6
                                                                        ---------     ---------
INVESTMENTS
  Advances and note receivable -- parent (Note 2).....................      566.9         583.8
  Other (Note 7)......................................................       48.3          45.1
                                                                        ---------     ---------
          Total.......................................................      615.2         628.9
                                                                        ---------     ---------
PLANT, PROPERTY AND EQUIPMENT
  Original cost (Note 8)..............................................    2,782.1       2,742.8
  Accumulated depreciation and amortization...........................   (1,818.8)     (1,763.2)
                                                                        ---------     ---------
          Net plant, property and equipment...........................      963.3         979.6
                                                                        ---------     ---------
DEFERRED CHARGES (Notes 1, 3 and 11)..................................      155.1         198.5
                                                                        ---------     ---------
TOTAL ASSETS..........................................................  $ 1,887.4     $ 1,983.6
                                                                        =========     =========

          See accompanying notes to consolidated financial statements

              PANHANDLE EASTERN PIPE LINE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                              DECEMBER 31
                                                                        -----------------------
Millions                                                                  1995          1994
--------                                                                ---------     ---------
CURRENT LIABILITIES
  Long-term debt due within one year (Note 9).........................  $     4.5     $      --
  Note payable -- parent (Note 9).....................................      400.0            --
  Rate refund provisions (Note 3).....................................       53.3          51.2
  Accounts payable
     Trade............................................................       10.6           7.2
     Affiliates (Note 2)..............................................       20.4          22.6
  Accrued income tax -- parent (Note 4)...............................       55.3          69.0
  Other accrued taxes.................................................       18.8          19.2
  Other (Notes 6 and 11)..............................................       59.1          59.8
                                                                        ---------     ---------
          Total.......................................................      622.0         229.0
                                                                        ---------     ---------
DEFERRED LIABILITIES AND CREDITS
  Deferred income tax (Note 4)........................................      176.5         191.9
  Rate refund provisions (Note 3).....................................       66.4          81.8
  Other (Note 11).....................................................      115.3         139.2
                                                                        ---------     ---------
          Total.......................................................      358.2         412.9
                                                                        ---------     ---------
LONG-TERM DEBT (Note 9)...............................................      299.2         428.5
                                                                        ---------     ---------
COMMITMENTS AND CONTINGENT LIABILITIES (Notes 3, 5, 7, 10, 11, 12 and
  13)
COMMON STOCKHOLDER'S EQUITY
  Common stock, one thousand shares authorized,
     issued and outstanding, no par value.............................        1.0           1.0
  Paid-in capital.....................................................      465.9         471.8
  Retained earnings...................................................      141.1         440.4
                                                                        ---------     ---------
          Total.......................................................      608.0         913.2
                                                                        ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............................  $ 1,887.4     $ 1,983.6
                                                                        =========     =========

          See accompanying notes to consolidated financial statements

              PANHANDLE EASTERN PIPE LINE COMPANY AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER'S EQUITY

                                                                    YEARS ENDED DECEMBER 31
                                                                --------------------------------
                           Millions                              1995        1994         1993
--------------------------------------------------------------  -------     -------     --------
COMMON STOCK..................................................  $   1.0     $   1.0     $    1.0
                                                                -------     -------     --------
PAID-IN CAPITAL
  Balance at beginning of year................................    471.8       471.8        472.0
  Other.......................................................     (5.9)         --         (0.2)
                                                                -------     -------     --------
  Balance at end of year......................................    465.9       471.8        471.8
                                                                -------     -------     --------
RETAINED EARNINGS
  Balance at beginning of year................................    440.4       621.9        501.9
  Net income..................................................    100.7       118.5        120.1
  Common stock dividends paid.................................   (400.0)     (300.0)          --
  Preferred stock dividends paid..............................       --          --         (0.1)
                                                                -------     -------     --------
  Balance at end of year......................................    141.1       440.4        621.9
                                                                -------     -------     --------
TOTAL COMMON STOCKHOLDER'S EQUITY.............................  $ 608.0     $ 913.2     $1,094.7
                                                                =======     =======     ========

          See accompanying notes to consolidated financial statements

              PANHANDLE EASTERN PIPE LINE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31
                                                                -------------------------------
                           Millions                              1995        1994        1993
--------------------------------------------------------------  -------     -------     -------
OPERATING ACTIVITIES
  Net income..................................................  $ 100.7     $ 118.5     $ 120.1
  Adjustments to reconcile net income to operating cash
     flows --
     Depreciation and amortization............................     59.2        51.7        55.6
     Deferred income tax expense (benefit)....................     (3.7)       16.1       (66.1)
     Interest income -- parent................................     (0.7)      (42.6)      (24.8)
     Regulatory resolution....................................    (20.7)      (27.3)       51.9
     Gain on sale of investments, net.........................       --          --       (48.2)
     Other non-cash items in net income.......................     (0.4)       (3.5)      (11.3)
     Net change in operating assets and liabilities (detail
       below).................................................     17.7        49.7       157.2
                                                                -------     -------     -------
  Net Cash Flows Provided by Operating Activities.............    152.1       162.6       234.4
                                                                -------     -------     -------
INVESTING ACTIVITIES
  Capital expenditures........................................    (64.6)      (83.5)      (93.5)
  Net decrease (increase) in advances/note
     receivable -- parent.....................................     25.6       271.4      (293.8)
  Net investment decreases....................................       --          --       145.2
  Property sales, retirements and other.......................     13.4        25.6       138.2
                                                                -------     -------     -------
  Net Cash Flows Provided by (Used in) Investing Activities...    (25.6)      213.5      (103.9)
                                                                -------     -------     -------
FINANCING ACTIVITIES
  Retirement of debt..........................................   (125.1)     (175.1)     (324.8)
  Issuance of debt............................................       --        99.9       253.8
  Net decrease in advances/note payable -- parent.............       --          --       (50.0)
  Dividends paid..............................................       --      (300.0)       (0.1)
  Other.......................................................     (1.6)       (0.9)       (9.4)
                                                                -------     -------     -------
  Net Cash Flows Used in Financing Activities.................   (126.7)     (376.1)     (130.5)
                                                                -------     -------     -------
NET CHANGE IN CASH
  Decrease in cash and cash equivalents.......................     (0.2)         --          --
  Cash and cash equivalents, beginning of year................      0.4         0.4         0.4
                                                                -------     -------     -------
  Cash and Cash Equivalents, End of Year......................  $   0.2     $   0.4     $   0.4
                                                                =======     =======     =======
NET CHANGE IN OPERATING ASSETS AND LIABILITIES
  Accounts receivable.........................................  $ (11.4)    $  47.6     $  10.6
  Inventory and supplies......................................     10.4         3.8        23.0
  Unrecovered purchased gas and related costs.................       --          --        39.5
  Income tax -- parent........................................    (13.7)      (12.0)       51.8
  Other current assets........................................     24.1        20.9        (1.0)
  Rate refund provisions......................................     15.3        47.7        (0.5)
  Accounts payable............................................      2.7       (35.2)       20.7
  Other current liabilities...................................     (3.8)      (14.8)       17.5
  Transition cost recoveries (payments), net..................     (0.1)        9.9        (5.6)
  Other deferred charges and liabilities, net.................     (5.8)      (18.2)        1.2
                                                                -------     -------     -------
  Total.......................................................  $  17.7     $  49.7     $ 157.2
                                                                =======     =======     =======
SUPPLEMENTAL DISCLOSURES
  Cash paid for interest (net of amount capitalized)..........  $  39.7     $  43.0     $  64.9
  Cash paid for income tax (including intercompany amounts)...     78.9       103.0        32.0

          See accompanying notes to consolidated financial statements

              PANHANDLE EASTERN PIPE LINE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX                                                                                   PAGE
-----                                                                                   ----
  1.   Accounting Policies Summary....................................................   F-7
  2.   Transactions with Affiliates...................................................   F-8
  3.   Natural Gas Revenues and Regulatory Matters....................................   F-9
  4.   Income Tax.....................................................................  F-10
  5.   Financial Instruments and Credit Risk..........................................  F-11
  6.   Inventory and Gas Imbalances...................................................  F-12
  7.   Investments....................................................................  F-12
  8.   Plant, Property and Equipment..................................................  F-12
  9.   Debt and Credit Facilities.....................................................  F-13
 10.   Leases.........................................................................  F-13
 11.   Environmental Matters..........................................................  F-13
 12.   Litigation.....................................................................  F-14
 13.   Pension and Other Benefits.....................................................  F-14

1. ACCOUNTING POLICIES SUMMARY

     The accounting policies are presented to assist the reader in evaluating the consolidated financial statements of Panhandle Eastern Pipe Line Company
(PEPL) and its subsidiaries (the Company), including Trunkline Gas Company (Trunkline). PEPL is a wholly-owned subsidiary of PanEnergy Corp (PanEnergy), formerly Panhandle Eastern Corporation. Certain amounts for prior years have been reclassified in the consolidated financial statements to conform to the current presentation.

     The Company is involved in the interstate transportation and storage of natural gas. The interstate gas transmission operations of PEPL and Trunkline are subject to the rules, regulations and accounting procedures of the Federal Energy Regulatory Commission (FERC). PEPL and Trunkline meet the criteria and, accordingly, follow the reporting and accounting requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

     Principles of Consolidation. The consolidated financial statements include the accounts of PEPL and all subsidiaries. All significant intercompany items have been eliminated in consolidation. Investments in 20% to 50%-owned affiliates and in less than 20%-owned affiliates where the Company has general partnership interests and significant influence over operations are accounted for under the equity method. See Note 7.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Certain amounts of reported revenues and expenses are also affected by these estimates and assumptions. Actual results could differ from those estimates.

     Revenue Recognition. The Company recognizes transportation and storage revenues in the period service is provided. When rate cases are pending final FERC approval, a portion of the revenues collected by each interstate natural gas pipeline is subject to possible refunds. The Company has established adequate reserves where required for such cases. See Note 3 for a summary of significant pending rate cases before FERC and related regulatory matters.

     Cash and Cash Equivalents. All liquid investments with maturities at date of purchase of three months or less are considered cash equivalents.

     Plant, Property and Equipment. Plant, property and equipment is stated at original cost, which does not purport to represent replacement or realizable value. The Company in 1995 adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," with no impact to the Company's consolidated financial statements. Assets are grouped and evaluated based on the ability to identify separate cash flows generated therefrom.

     At the time FERC-regulated properties are retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation and amortization. When entire FERC-regulated operating units are sold or non-regulated properties are retired or sold, the plant and related accumulated depreciation and amortization accounts are reduced and any gain or loss is credited or charged to income, unless otherwise permitted by FERC. Depreciation of plant, property and equipment is computed using the straight-line method. See
Note 8.

     Early Retirement of Debt. The Company defers certain costs and losses related to the early retirement of long-term debt and amortizes such amounts as they are recovered through rates. At December 31, 1995 and 1994, other deferred charges included $15.3 million and $18.6 million, respectively, of such costs.

     Interest Cost Capitalization. The Company capitalizes interest on major projects during construction. The rates used by PEPL and Trunkline are calculated pursuant to FERC rules and include an allowance for equity funds.

     Deferred Income Tax. The Company follows the asset and liability method of accounting for income tax as prescribed by SFAS No. 109, "Accounting for Income Taxes." Under this method, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. See Note 4.

2. TRANSACTIONS WITH AFFILIATES

     The following table summarizes transactions with affiliates included in the consolidated statement of income:

                                                                  YEARS ENDED DECEMBER 31
                                                                ----------------------------
                             Millions                            1995       1994       1993
    ----------------------------------------------------------  ------     ------     ------
    Transportation of natural gas.............................  $ 33.4     $ 38.4     $ 36.5
    Other operating revenues..................................    10.7       16.2       14.6
    Natural gas purchased.....................................      --       58.3       34.1
    Operating expenses
      Billed to affiliates....................................     2.4        2.2        1.9
      Billed from affiliates..................................     2.6        6.5        4.3
    General and administrative expenses
      Billed to affiliates....................................     4.2        3.0       11.6
      Billed from affiliates..................................    45.9       55.7       62.5
    Interest income...........................................     0.7       42.6       24.8

     During 1994 and 1993, net intercompany advances bore interest at variable rates based on LIBOR (London Interbank Offered Rates). Effective January 1, 1995, intercompany advances do not bear interest. Net intercompany advances are carried as open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures and debt payments of PanEnergy and its subsidiaries. The collection of advances receivable is subject to the availability of funds to PanEnergy, whose major sources of funds include dividends and advances from subsidiaries.

     See Notes 4, 5, 7 and 13 for discussion of other specific transactions with affiliates.

3. NATURAL GAS REVENUES AND REGULATORY MATTERS

  FERC Order 636 and Transition Costs

     During 1993, PEPL and Trunkline began providing restructured services pursuant to FERC Order 636. This order, which is on appeal to the courts, requires pipeline service restructuring that unbundles sales, transportation and storage services. Order 636 allows pipelines to recover eligible costs resulting from implementation of the order (transition costs).

     At December 31, 1995, the Company had recorded approximately $60 million of transition costs, including amounts that have been recovered from customers. PEPL's transition cost recoveries, which are subject to certain challenges pending before FERC, will occur through 1998.

     In the past, during the normal course of business, PEPL and Trunkline entered into certain gas purchase contracts containing take-or-pay provisions, which exposed the Company to financial risk. PEPL and Trunkline are currently collecting certain take-or-pay settlement costs with respect to such contracts through volumetric surcharges with interest through 1997. The Company had regulatory assets recorded of approximately $22.8 million and $26.7 million at December 31, 1995 and 1994, respectively, for such amounts. Trunkline intends to file after 1997 for recovery of amounts not fully recovered by these surcharges.

     The U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. PEPL and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take a substantial period of time to resolve. If PEPL and Trunkline ultimately have to reimburse or indemnify the producers, they will file with FERC to recover a portion of these costs from pipeline customers.

     The Company believes that Order 636 transition cost issues and take-or-pay settlement matters will not have a material adverse effect on future consolidated results of operations or financial position.

  Jurisdictional Transportation and Sales Rates

     PEPL. On April 1, 1992 and November 1, 1992, PEPL placed into effect, subject to refund, general rate increases. FERC issued an order on May 25, 1995 on the earlier rate proceeding and PEPL has requested rehearing of certain matters in that order. On February 5, 1996, FERC issued an order on the latter rate proceeding and PEPL has requested rehearing of certain matters in that order also.

     Effective April 1, 1989, PEPL placed into effect, subject to refund, sales and transportation rates reflecting a restructuring of rates, including seasonal rate structures. On December 7, 1995, FERC issued an order, subject to rehearing, which addressed all remaining matters on the rate proceeding, with no additional refunds due customers.

     As a result of the resolution of certain rate case proceedings, PEPL in 1994 and 1995 recorded operating income and interest reductions of $23.9 million and $1.1 million (1994), and $15.5 million and $5.1 million (1995), respectively.

     Trunkline. On September 1, 1994, Trunkline placed into effect, subject to refund, a general rate increase as a result of a filing made in accordance with terms of a rate case settlement in 1993. A settlement resolving this rate case became effective February 1, 1996.

     On January 30, 1996, Trunkline filed a subsequent general rate increase, subject to refund. FERC issued an order on February 29, 1996 suspending the effective date to August 1, 1996.

     Other. At December 31, 1995 and 1994, regulatory assets of $9.5 million and $4.3 million (1995), and $9.3 million and $14.4 million (1994), were included in other current assets and deferred charges, respectively, related to gas purchase and transportation contract settlements in prior years.

     PEPL and Trunkline have, pursuant to FERC requirements, requested FERC approval to record the impact of adopting SFAS No. 109, including the recognition of a portion of the impact as an increase to stockholder's equity. The FERC accounting branch has denied approval of these requests pending future rate proceedings, and PEPL and Trunkline have filed for rehearing. While it is not known when FERC will address this issue, the Company believes the ultimate resolution of this matter will not have a material adverse effect on consolidated financial position.

4. INCOME TAX

     The Company's taxable income is included in a consolidated federal income tax return with PanEnergy. Therefore, income tax has been provided in accordance with PanEnergy's tax allocation policy, which requires subsidiaries to calculate federal income tax as if separate taxable income, as defined, was reported.

     Income tax recognized in the consolidated statement of income is summarized as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                                 --------------------------
                             Millions                            1995      1994       1993
    -----------------------------------------------------------  -----     -----     ------
    Current
      Federal..................................................  $54.0     $50.8     $127.4
      State....................................................    8.8       8.9       21.9
                                                                 -----     -----     ------
              Total current....................................   62.8      59.7      149.3
                                                                 -----     -----     ------
    Deferred
      Federal..................................................    2.3      11.1      (57.2)
      State....................................................   (6.0)      5.0       (8.9)
                                                                 -----     -----     ------
              Total deferred...................................   (3.7)     16.1      (66.1)
                                                                 -----     -----     ------
    Total income tax...........................................  $59.1     $75.8     $ 83.2
                                                                 =====     =====     ======

     Income tax in 1995 included benefits of $5.6 million reflecting a revised estimate of deferred state income taxes for Trunkline and a change in method of allocating state income tax expense affecting Pan Border Gas Company, a non-regulated affiliate. Deferred income tax in 1993 included a charge of $0.7 million for enacted changes in federal and state tax laws and rates.

     Total income tax differs from the amount computed by applying the federal income tax rate to income before income tax. The reasons for this difference are as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                                 --------------------------
                             Millions                            1995      1994       1993
    -----------------------------------------------------------  -----     -----      -----
    Federal income tax rate....................................     35%       35%        35%
                                                                 =====     =====      =====
    Income tax, computed at the statutory rate.................  $55.9     $68.0      $71.1
    Adjustments resulting from --
      State income tax, net of federal income tax effect.......    1.8       9.1        8.5
      Other items..............................................    1.4      (1.3)       3.6
                                                                 -----     -----      -----
              Total income tax.................................  $59.1     $75.8      $83.2
                                                                 =====     =====      =====
    Effective tax rate.........................................   37.0%     39.0%      40.9%
                                                                 =====     =====      =====

     The tax effects of temporary differences that resulted in deferred income tax assets and liabilities, and a description of the significant financial statement items that created these differences are as follows:

                                                                           DECEMBER 31
                                                                       -------------------
                                Millions                                1995        1994
    -----------------------------------------------------------------  -------     -------
    Deferred liabilities and credits.................................  $  69.9     $  75.3
    Rate refund provisions...........................................     16.2        17.9
    Other............................................................      9.0        10.0
                                                                       -------     -------
              Total deferred income tax assets.......................     95.1       103.2
                                                                       -------     -------
    Plant, property and equipment....................................   (149.1)     (158.5)
    Deferred charges.................................................    (63.2)      (74.7)
    Investments......................................................    (16.7)      (16.6)
    State deferred income tax, net of federal tax effect.............    (13.4)      (17.5)
    Other current assets.............................................     (7.0)      (12.4)
    Other............................................................     (9.2)       (4.7)
                                                                       -------     -------
              Total deferred income tax liabilities..................   (258.6)     (284.4)
                                                                       -------     -------
    Deferred income tax liability, inclusive of current amounts......  $(163.5)    $(181.2)
                                                                       =======     =======

5. FINANCIAL INSTRUMENTS AND CREDIT RISK

  Financial Instruments

                                                                                   APPROXIMATE
                          Millions                                   BOOK VALUE    FAIR VALUE
    -----------------------------------------------------            ----------    -----------
                                                                     ASSETS (LIABILITIES)
    December 31, 1995
      Cash...............................................   Note 1    $    0.2       $   0.2
      Other current receivables..........................                  3.4           3.4
      Note payable -- parent.............................   Note 9      (400.0)       (400.0)*
      Long-term debt.....................................   Note 9      (303.7)       (318.0)*
    December 31, 1994
      Cash...............................................   Note 1    $    0.4       $   0.4
      Promissory note....................................                  8.0           8.0
      Other current receivables..........................                  6.6           6.6
      Long-term debt.....................................   Note 9      (428.5)       (397.0)*

     --------------------

     * Based on quoted market prices for the same or similar issues, discounted cash flows and/or rates currently available to the Company for debt with similar terms and remaining maturities.

     PanEnergy's four interstate pipelines have implemented an agreement to sell with limited recourse, on a continuing basis, current accounts receivable at a discount. The Company received $34 million for accounts receivable sold that remained outstanding at December 31, 1995. In 1993, the Company sold liquefied natural gas (LNG) project settlement receivables, with limited recourse. At December 31, 1995, $64.7 million remained outstanding on the LNG settlement receivables sold. In the opinion of management, the probability that the Company will be required to perform under either of these recourse provisions is remote.

     The following financial instruments have no book value associated with them and there are no fair values readily determinable since quoted market prices are not available: recourse provisions of the LNG project settlement and trade receivable sales agreements, and the Northern Border Pipeline Company (Northern Border Pipeline) transportation agreement guarantee (Note 7). The fair values of net advances receivable are not readily determinable since such amounts are carried as open accounts. See Note 2.

     Significant Customers and Concentrations. Customer billings that exceeded 10% of consolidated revenues during the years ended December 31, 1995, 1994 or 1993 were those to Consumers Power Company totaling $54.5 million, $251.7 million and $290.4 million, respectively.

     The Company's primary market area is located in the Midwest region of the United States. The Company has a concentration of receivables due from gas and electric utilities in this area, which may affect the Company's overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory or other factors. Trade receivables are generally not collateralized; however, the Company analyzes customers' credit positions prior to extending credit.

6. INVENTORY AND GAS IMBALANCES

     Inventory and supplies, which include gas held for operations, are recorded using the average cost and last-in, first-out methods ($33.1 million and $22.2 million, respectively, at December 31, 1995) and do not exceed recoverable cost. The consolidated balance sheet includes in-kind balances as a result of differences in gas volumes received and delivered. At December 31, 1995 and 1994, other current assets and other current liabilities included $11.1 million and $11.2 million (1995), and $6.4 million and $7.1 million (1994), respectively, for these imbalances.

7. INVESTMENTS

     Northern Border Partners, L.P. is a master limited partnership (MLP) that owns 70% of Northern Border Pipeline, a partnership operating a pipeline transporting natural gas from Canada to the Midwest area of the United States. At December 31, 1995, the Company had general partner interests as well as subordinated and common limited partnership interests, totaling 8.45%, in Northern Border Partners, L.P., and through the MLP, an effective 5.95% ownership interest in Northern Border Pipeline.

     During 1993, the Company sold 74% of its MLP limited partner units, resulting in a fourth quarter gain of $48.2 million ($28.7 million after tax). The Company received net proceeds of approximately $147 million. Equity in earnings from Northern Border Partners, L.P. in 1995, 1994 and 1993 was $7.2 million, $4.5 million and $13.9 million, respectively.

     Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border Pipeline, PEPL guarantees payment to Northern Border Pipeline under a transportation agreement by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $163.4 million for the years 1996 through 2001. In the opinion of management, the probability that PEPL will be required to perform under this guarantee is remote.

     Undistributed earnings of investments in affiliates were $55.6 million at December 31, 1995 and $53.1 million at December 31, 1994. Distributions and dividends received by the Company amounted to $5 million in both 1995 and 1994, and $10.6 million in 1993.

8. PLANT, PROPERTY AND EQUIPMENT

     A summary of plant, property and equipment by classification follows:

                                                                               DECEMBER 31
                                                           DEPRECIATION    --------------------
                          Millions                           % RATES         1995        1994
    -----------------------------------------------------  ------------    --------    --------
    Transmission.........................................     1.60-1.96    $1,972.0    $1,898.7
    Gathering............................................     1.30-2.40       294.9       341.2
    Underground storage..................................     2.90-3.50       319.2       319.2
    General plant........................................    3.50-12.50       171.7       169.1
    Construction work in progress........................       --             24.3        14.6
                                                                           --------    --------
              Total plant, property and equipment........                  $2,782.1    $2,742.8
                                                                           ========    ========

9. DEBT AND CREDIT FACILITIES

     A summary of long-term debt is as follows:

                                                                           DECEMBER 31
                                                                        ------------------
                                 Millions                                1995        1994
    ------------------------------------------------------------------  ------      ------
    Debentures
      9 7/8% maturing 1996............................................  $   --      $125.0
      7.95% maturing 2023.............................................   100.0       100.0
      7.2% maturing 2024..............................................   100.0       100.0
    Notes
      4% maturing 1996................................................     4.5         4.5
      7 7/8% maturing 2004............................................   100.0       100.0
    Unamortized Discount..............................................    (0.8)       (1.0)
    Less Current Maturities...........................................    (4.5)         --
                                                                        ------      ------
              Total Long-term Debt....................................  $299.2      $428.5
                                                                        ======      ======

     The interest rates indicated were in effect on principal balances outstanding at December 31, 1995. Interest costs capitalized in 1995, 1994 and 1993 were $0.3 million, $0.3 million and $0.4 million, respectively.

     Required sinking fund and installment payments applicable to long-term debt total $4.5 million in 1996. There are no required payments due in 1997 through 2000.

     In December 1995, PEPL declared and paid a $400 million dividend on common stock in the form of a promissory note due PanEnergy. This promissory note bears interest at prime and matures on June 30, 1996.

     PEPL has an effective shelf registration statement with the Securities and Exchange Commission for the issuance of $100 million of unsecured debt securities.

     Credit Agreements. On January 31, 1996, PEPL canceled its variable-rate, $100 million bank credit agreement.

10. LEASES

     The Company utilizes assets under operating leases in several areas of operations. Consolidated rental expense for these leases and for lease expenses allocated from affiliates amounted to $16.8 million, $13.2 million and $12 million in 1995, 1994 and 1993, respectively. Minimum rental payments under the Company's various operating leases for the years 1996 through 2000 are $18.3 million, $15.3 million, $8.9 million, $7.5 million and $6.4 million, respectively. Thereafter, payments aggregate $16.2 million.

11. ENVIRONMENTAL MATTERS

     The Company has identified environmental contamination at up to 53 sites on the PEPL and Trunkline systems and is undertaking cleanup programs at these sites. The contamination resulted from the past use of lubricants containing PCBs (polychlorinated biphenyls) and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. The Company has communicated with the Environmental Protection Agency and appropriate state regulatory agencies on these matters. In August 1995, Trunkline entered into a consent order under a cleanup program with the Tennessee Department of Environment and Conservation for the cleanup of its Tennessee facility. Cleanups in other states by PEPL and Trunkline are also proceeding. The environmental cleanup programs are expected to continue until 2002.

     At December 31, 1995 and 1994, the Company had undiscounted liabilities recorded of $68.9 million and $70 million, respectively, relating to PEPL and Trunkline PCB, wastewater and disposal area cleanup programs and had regulatory assets recorded of $79.2 million and $82.4 million, respectively, representing costs to be recovered from customers.

     The federal and state cleanup programs are not expected to interrupt or diminish the Company's ability to deliver natural gas to customers. The Company believes the ultimate resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations or financial position.

12. LITIGATION

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

13. PENSION AND OTHER BENEFITS

     Pension Benefits. PanEnergy has, and the Company participates in, a non-contributory trusteed pension plan covering eligible employees with a minimum of one year vesting service. The plan provides pension benefits for eligible employees of the Company that are generally based on the employee's years of benefit accrual service and highest average eligible earnings. PanEnergy's policy is to fund amounts, as necessary, on an actuarial basis to provide assets sufficient to meet the benefits to be paid to plan members.

     The components of the Company's net pension benefit, allocated by PanEnergy, are as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                                 --------------------------
                             Millions                             1995      1994      1993
    -----------------------------------------------------------  ------    ------    ------
    Actual return on plan assets...............................  $ 56.3    $ (0.7)   $ 26.1
    Amount deferred............................................   (32.8)     23.6      (4.7)
                                                                 ------    ------    ------
    Expected return on plan assets.............................    23.5      22.9      21.4
    Service cost benefits earned during the period.............    (4.0)     (4.6)     (4.3)
    Interest cost on projected benefit obligations.............   (11.6)    (11.1)    (11.3)
    Net amortization...........................................     2.7       2.7       2.7
                                                                 ------    ------    ------
              Net pension benefit..............................  $ 10.6    $  9.9    $  8.5
                                                                 ======    ======    ======

     Assumptions used in the Company's pension accounting are as follows:

                                                                         DECEMBER 31
                                                                 ---------------------------
                                                                  1995      1994      1993
                                                                 -------   -------   -------
    Discount rate..............................................   7.5%      8.5%      7.5%
    Rate of increase in compensation levels....................    5.0       5.0       5.0
    Expected long-term rate of return on plan assets...........    9.5       9.5       9.5

     PanEnergy also sponsors, and the Company participates in, an employee savings plan which covers substantially all employees. The Company expensed plan contributions of $3.8 million, $4.3 million and $4.2 million in 1995, 1994 and 1993, respectively.

     Other Postretirement Benefits. The Company's postretirement benefits, in conjunction with PanEnergy, consist of certain health care and life insurance benefits. Substantially all of the Company's employees may become eligible for these benefits when they reach retirement age while working for the Company and have attained 10 years of specified service. The benefits are provided through contributory and noncontributory trusteed benefit plans.

     The Company accrues such benefit costs over the active service period of employees to the date of full eligibility for the benefits. The net unrecognized transition obligation, resulting from the implementation of accrual accounting, is being amortized over approximately 20 years commencing with 1993.

     It is the Company's and PanEnergy's general policy to fund accrued postretirement health care costs. PanEnergy's retiree life insurance plan is fully funded based on actuarially-determined requirements. FERC policy generally allows, subject to individual pipeline proceedings, for current rate recovery of funded accrued postretirement benefit costs including amortization of the transition obligation. PEPL's and Trunkline's postretirement costs are included in current tariff rates, with PEPL's rate case subject to further FERC review.

     The Company's net postretirement benefit cost, allocated by PanEnergy, is summarized as follows:

                                                                    YEARS ENDED DECEMBER 31
                                                                    -----------------------
                               Millions                             1995     1994     1993
    --------------------------------------------------------------  -----    -----    -----
    Actual return on plan assets..................................  $13.6    $  --    $ 4.4
    Amount deferred...............................................   (8.2)     5.3      0.6
                                                                    -----    -----    -----
    Expected return on plan assets................................    5.4      5.3      5.0
    Service cost benefits earned during the period................   (0.7)    (0.9)    (0.7)
    Interest cost on accumulated obligations......................   (8.8)    (8.5)    (8.2)
    Net amortization and deferral.................................   (2.2)    (2.3)    (2.2)
                                                                    -----    -----    -----
              Net postretirement benefits cost....................  $(6.3)   $(6.4)   $(6.1)
                                                                    =====    =====    =====

     The assumed health care cost trend rate used to estimate the cost of postretirement benefits was 9% for 1996. The health care cost trend rate is expected to decrease, with a 5.5% ultimate trend rate expected to be achieved by 1999. The effect of a 1% increase in the assumed health care cost trend rate for each future year is $0.3 million on the annual aggregate of the service and interest cost components of net periodic postretirement benefit cost and $4.6 million on PanEnergy's accumulated postretirement benefit obligation attributable to the Company at December 31, 1995. Other assumptions used in postretirement benefit accounting are as follows:

                                                                          DECEMBER 31
                                                                    -----------------------
                                                                    1995     1994     1993
                                                                    -----    -----    -----
    Discount rate.................................................    7.5%     8.5%     7.5%
    Rate of increase in compensation levels.......................    5.0      5.0      5.0
    Expected long-term rate of return on plan assets..............    9.5      9.5      9.5
    Assumed tax rate, health care portion only....................   39.6     39.6     39.6

     Other Postemployment Benefits. The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994. This standard requires accruals for benefits provided by the Company to certain former or inactive employees. PEPL has received permission from FERC to defer such costs, pending future rate filings requesting recovery. Trunkline is recovering such costs in current tariff rates over a ten-year period. The earnings impact of this change in accounting policy was not significant.

              PANHANDLE EASTERN PIPE LINE COMPANY AND SUBSIDIARIES

                     CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                                        QUARTERS ENDED
                                                           ----------------------------------------
                                                                        JUNE                  DEC.
Millions                                                   MARCH 31      30      SEPT. 30      31
--------                                                   --------    ------    --------    ------
1995
  Operating revenues.....................................   $142.4     $124.9     $140.4     $132.3
  Operating expenses.....................................     91.1       87.8       88.0       83.2
                                                            ------     ------     ------     ------
  Operating income.......................................     51.3       37.1       52.4       49.1
  Other income, net of deductions........................      2.1        1.9       (0.3)       7.2
  Interest expense.......................................     12.0       12.2        7.3        9.5
                                                            ------     ------     ------     ------
  Income before income tax...............................     41.4       26.8       44.8       46.8
  Income tax.............................................     16.3       10.5       17.7       14.6
                                                            ------     ------     ------     ------
  Net Income.............................................   $ 25.1     $ 16.3     $ 27.1     $ 32.2
                                                            ======     ======     ======     ======
1994
  Operating revenues.....................................   $215.5     $182.6     $182.8     $159.0
  Operating expenses.....................................    148.6      145.7      140.9      107.0
                                                            ------     ------     ------     ------
  Operating income.......................................     66.9       36.9       41.9       52.0
  Other income, net of deductions........................      8.8       12.3       13.7       13.0
  Interest expense.......................................     12.7       12.6       12.7       13.2
                                                            ------     ------     ------     ------
  Income before income tax...............................     63.0       36.6       42.9       51.8
  Income tax.............................................     24.7       14.0       17.4       19.7
                                                            ------     ------     ------     ------
  Net Income.............................................   $ 38.3     $ 22.6     $ 25.5     $ 32.1
                                                            ======     ======     ======     ======

              PANHANDLE EASTERN PIPE LINE COMPANY AND SUBSIDIARIES

         SUMMARY OF SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

                                                      YEARS ENDED DECEMBER 31
                                    ------------------------------------------------------------
             Millions                 1995        1994        1993          1992          1991
----------------------------------  --------    --------    --------      --------      --------
OPERATING REVENUES................  $  540.0    $  739.9    $  870.5      $  972.0(1)   $  913.2
COSTS AND EXPENSES
  Natural gas purchased...........        --       177.9       281.3         359.0         329.3
  Operating and maintenance.......     190.9       198.4       232.6         244.7         269.2
  Depreciation and amortization...      59.2        51.7        55.6          72.8          93.3
  Other costs and expenses........     100.0       114.2       123.2         138.5         134.3
                                    ---------   ---------   ---------     ---------     ---------
OPERATING INCOME..................  $  189.9    $  197.7    $  177.8      $  157.0      $   87.1
INTEREST EXPENSE..................  $   41.0    $   51.2    $   66.7      $   61.0      $  112.4
NET INCOME........................  $  100.7    $  118.5    $  120.1(2)   $   62.5(1)   $   13.2
PLANT, PROPERTY AND EQUIPMENT.....  $2,782.1    $2,742.8    $2,685.2      $2,873.0      $2,867.9
Accumulated depreciation and
amortization......................  (1,818.8)   (1,763.2)   (1,709.4)     (1,799.6)     (1,856.6)
                                    ---------   ---------   ---------     ---------     ---------
Net plant, property and
  equipment.......................  $  963.3    $  979.6    $  975.8      $1,073.4      $1,011.3
TOTAL ASSETS......................  $1,887.4    $1,983.6    $2,265.1      $2,501.2      $2,686.8
CAPITAL STRUCTURE
  Long-term debt due within
     one year.....................  $    4.5    $     --    $  112.5      $   48.0      $  100.2
  Notes payable...................     400.0          --          --          50.0         275.7
  Long-term debt..................     299.2       428.5       390.8         525.9         557.2
  Common stockholder's equity.....     608.0       913.2     1,094.7         974.9         912.7
                                    ---------   ---------   ---------     ---------     ---------
TOTAL CAPITALIZATION..............  $1,311.7    $1,341.7    $1,598.0      $1,598.8      $1,845.8
OPERATING CASH FLOW...............  $  152.1    $  162.6    $  234.4      $  106.5      $   12.4
CAPITAL EXPENDITURES..............  $   64.6    $   83.5    $   93.5      $   63.3      $   47.0
VOLUMES, BCF(3)
  Transports......................     1,158       1,151       1,053         1,017           890
  Sales(4)........................        --          --          88           156           148
                                    ---------   ---------   ---------     ---------     ---------
  Total...........................     1,158       1,151       1,141         1,173         1,038
                                    =========   =========   =========     =========     =========

---------------

(1) Includes $19.9 million in operating revenues and $15.9 million in net income related to a settlement with PanEnergy Corp's liquefied natural gas project.

(2) Includes a gain of $48.2 million ($28.7 million after tax) resulting from the sale of a partial interest in Northern Border Partners, L.P.

(3) Billion cubic feet at 14.73 pounds per square inch atmospheric pressure.

(4) Excludes 89 Bcf and 41 Bcf for 1994 and 1993, respectively, which are reported as transports.

See the Notes to Consolidated Financial Statements for a discussion of material contingencies

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PANHANDLE EASTERN PIPE LINE COMPANY

                                        By     /s/  ROBERT W. REED
                                        ---------------------------------
                                             (Robert W. Reed, Secretary)

Date: March 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1996.

             NAME AND SIGNATURE                                     TITLE
---------------------------------------------    --------------------------------------------
(i) Principal executive officer:*

           /s/  PAUL M. ANDERSON                 Chairman and Chief Executive Officer
---------------------------------------------
             (Paul M. Anderson)

(ii) Principal financial officer:*

           /s/  PAUL F. FERGUSON, JR.            Senior Vice President and Chief Financial Officer
---------------------------------------------
           (Paul F. Ferguson, Jr.)

(iii) Principal accounting officer:*

             /s/  SANDRA P. MEYER                Vice President
---------------------------------------------
              (Sandra P. Meyer)

(iv) Directors:*
              PAUL M. ANDERSON
              DENNIS R. HENDRIX
                G. L. MAZANEC
              STEVEN M. ROVERUD

* Signed on behalf of each of these persons:

       By         /s/  ROBERT W. REED
         ------------------------------------
     (Robert W. Reed, Attorney-in-Fact)

                               INDEX TO EXHIBITS

  EXHIBIT                                                                                FILE
  NUMBER               DESCRIPTION                   ORIGINALLY FILED AS EXHIBIT        NUMBER
  ------               -----------                   ---------------------------        ------
  2.01      Stock Repurchase and Receivables      2.1 to Form 8-K of PEPL, dated         1-2921
            Assignment Agreement dated as of      February 18, 1993
            December 31, 1992 among Panhandle
            Eastern Corporation, Panhandle
            Eastern Pipe Line Company,
            Panhandle Financing Company, Texas
            Eastern Corporation and Trunkline
            Gas Company, executed on February
            16, 1993

  2.02      Amended and Restated Agreement of     2.1 to Form 8-K of PEPL, dated         1-2921
            Limited Partnership of Northern       October 15, 1993
            Border Partners, L.P.

  2.03      Amended and Restated Agreement of     2.2 to Form 8-K of PEPL, dated         1-2921
            Limited Partnership for Northern      October 15, 1993
            Border Intermediate Limited
            Partnership

  2.04      Credit Agreement between Northern     2.3 to Form 8-K of PEPL, dated         1-2921
            Border Partners, L.P., as             October 15, 1993
            borrower, and Northern Plains
            Natural Gas Company, Northwest
            Border Pipeline Company and Pan
            Border Gas Company, as lenders

  2.05      Conveyance, Contribution and          2.4 to Form 8-K of PEPL, dated         1-2921
            Assumption Agreement among            October 15, 1993
            Northern Plains Natural Gas
            Company, Northwest Border Pipeline
            Company, Pan Border Gas Company,
            Northern Border Partners, L.P.,
            and Northern Border Intermediate
            Limited Partnership

  2.06      Underwriting Agreement, between       2.5 to Form 8-K of PEPL, dated         1-2921
            Northern Border Partners, L.P.,       October 15, 1993
            Northern Border Intermediate
            Limited Partnership, Northern
            Plains Natural Gas Company, Pan
            Border Gas Company, Enron Corp.
            and Panhandle Eastern Corporation,
            and Goldman, Sachs & Co. on behalf
            of the Underwriters

  3.01      Restated Certificate of               3.01 to Form 10-K of PEPL for the      1-2921
            Incorporation of Panhandle Eastern    year ended December 31, 1993
            Pipe Line Company, dated October
            25, 1993

  3.02      By-Laws of Panhandle Eastern Pipe     19(a) to Form 10-Q of PEPL for         1-2921
            Line Company, effective July 23,      quarter ended September 30, 1986
            1986

  EXHIBIT                                                                                FILE
  NUMBER               DESCRIPTION                   ORIGINALLY FILED AS EXHIBIT        NUMBER
  ------               -----------                   ---------------------------        ------
  4.01      Indenture, dated as of February 1,    4 to Form S-3 of PEPL filed          33-58552
            1993, between Panhandle Eastern       February 19, 1993
            Pipe Line Company and Morgan
            Guarantee Trust Company of New
            York

  4.02      Letter, dated February 24, 1994,      4.06 to Form 10-K of PEPL for the      1-2921
            from Nations Bank of Texas,           year ended December 31, 1993
            National Association accepting its
            appointment as successor Trustee
            with respect to all securities
            issued or to be issued under the
            Indenture dated as of February 1,
            1993, included as Exhibit 4.05

  10.01     Contract for Firm Transportation      10.41 to Form 10-K of PEC for the      1-8157
            of Natural Gas between Consumers      year ended December 31, 1989
            Power Company and Trunkline Gas
            Company, dated November 1, 1989,
            and Amendment, dated November 1,
            1989

  10.02     Contract for Firm Transportation      10.47 to Form 10-K of PEC for year     1-8157
            of Natural Gas between Consumers      ended December 31, 1991
            Power Company and Trunkline Gas
            Company, dated November 1, 1991

  10.03     Contract for Firm Transportation      10.3 to Form 10-K of PEPL for the      1-2921
            of Natural Gas between Consumers      year ended December 31, 1993
            Power Company and Trunkline Gas
            Company, dated September 1, 1993

  *23       Consent of KPMG Peat Marwick LLP

  *24       Powers of Attorney

  *27       Financial Data Schedule for
            December 31, 1995

     The total amount of securities of the Registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an Exhibit does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments.

     (b) Reports on Form 8-K

     No Reports on Form 8-K were filed during the fourth quarter of 1995.