Form 10-Q
period 1996-03-31
PANHANDLE EASTERN PIPE LINE CO
filed 1996-05-13
CIK 76063

===========================================================================

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         -----------------------

                            ------------------

                                FORM 10-Q

                            ------------------

                             QUARTERLY REPORT

                 Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                  For the Quarter Ended March 31, 1996
                       Commission File No. 1-2921

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

                        -----------------------

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

The Registrant's parent, PanEnergy Corp (File No. 1-8157), files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

             Class                      Outstanding at April 30, 1996
    --------------------------           -----------------------------
    Common Stock, no par value                       1,000

==============================================================================

                      PART I.  FINANCIAL INFORMATION

Item 1.                                      Financial Statements - Unaudited

           Panhandle Eastern Pipe Line Company and Subsidiaries
                     CONSOLIDATED STATEMENT OF INCOME

                                                     Three Months Ended
                                                     March 31
                                                               ------------------
Millions                                     1996        1995
- --------                                     ----        ----
Operating Revenues
 Transportation and storage of natural gas   $145        $136
 Other                                          6           6
                                             ----        ----
   Total (Note 2)                                         151  142
                                             ----        ----
Costs and Expenses
 Operating and maintenance                                 45   49
 General and administrative                                30   19
 Depreciation and amortization                             15   15
 Miscellaneous taxes                            8           8
                                             ----        ----
   Total                                                   98   91
                                             ----        ----

Operating Income                                           53   51
                                             ----        ----
Other Income and Deductions
 Equity in earnings of unconsolidated affiliates            1    4
 Other income, net of deductions                            -   (3)
                                             ----        ----
   Total                                                    1    1
                                             ----        ----
Earnings Before Interest and Tax                           54   52

Interest Expense                                           15   11
                                             ----        ----
Earnings Before Income Tax                                 39   41

Income Tax                                                 15   16
                                             ----        ----
NET INCOME                                   $ 24        $ 25
                                             ====        ====


        See accompanying notes to consolidated financial statements

           Panhandle Eastern Pipe Line Company and Subsidiaries
                        CONSOLIDATED BALANCE SHEET
                                  ASSETS

                                                   March 31,    December 31,
Millions                                             1996           1995
- --------                                           ---------    ------------
Current Assets
 Cash and cash equivalents                          $     2   $     -
 Accounts receivable, net                  37            39
 Inventory and supplies                    54            55
 Current deferred income tax                             11        13
 Other (Note 3)                            57            47
                                                    -------   -------
   Total                                  161           154
                                                    -------   -------


Investments
 Advances and notes receivable - parent                 591       567
 Other                                     48            48
                                                    -------   -------
   Total                                  639           615
                                                    -------   -------


Plant, Property and Equipment
 Original cost                                        2,681     2,782
 Accumulated depreciation and amortization                     (1,752)   (1,819)
                                                    -------   -------
   Net plant, property and equipment                              929       963
                                                    -------   -------

Deferred Charges                          132           155
                                                    -------   -------

TOTAL ASSETS                                        $ 1,861   $ 1,887
                                                    =======   =======


       See accompanying notes to consolidated financial statements

Item 1.                    Financial Statements - Unaudited (Continued)

           Panhandle Eastern Pipe Line Company and Subsidiaries
                        CONSOLIDATED BALANCE SHEET
                   LIABILITIES AND STOCKHOLDER'S EQUITY

                                                   March 31,    December 31,
Millions                                             1996           1995
- --------                                           ---------    ------------
Current Liabilities
 Long-term debt due within one year                          $    5    $    5
 Note payable - parent                   400          400
 Rate refund provisions (Note 2)                       47        53
 Accounts payable                         24           31
 Accrued income tax - parent                           27        55
 Other accrued taxes                      25           19
 Other (Note 3)                           63           59
                                                   ------    ------
   Total                                 591          622
                                                   ------    ------

Deferred Liabilities and Credits
 Deferred income tax                     158          177
 Other (Note 2)                          181          181
                                                   ------    ------
   Total                                 339          358
                                                   ------    ------

Long-term Debt                           299          299
                                                   ------    ------

Commitments and Contingent Liabilities
 (Notes 2, 4, 5 and 6)

Common Stockholder's Equity
 Common stock, one thousand shares
   authorized, issued and outstanding,
   no par value                            1            1
 Paid-in capital                         466          466
 Retained earnings                       165          141
                                                   ------    ------
   Total                                 632          608
                                                   ------    ------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $1,861    $1,887
                                                   ======    ======


        See accompanying notes to consolidated financial statements

            Panhandle Eastern Pipe Line Company and Subsidiaries
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Three Months Ended
                                                    March 31
                                                   -------------------
Millions                                      1996      1995
- --------                                      ----      ----
Operating Activities
 Net income                                  $ 24       $ 25
 Adjustments to reconcile net income to operating
   cash flows:
      Depreciation and amortization                       15   15
      Deferred income tax expense (benefit)              (16)   2
      Other non-cash items in net income                        -   (1)
      Net change in operating assets
       and liabilities                        (15)       (66)
                                             ----       ----
 Net Cash Flows Provided by (Used in)
   Operating Activities                         8        (25)
                                             ----       ----
Investing Activities
 Net decrease (increase) in advances and
   notes receivable - parent                             (24)  34
 Capital expenditures                          (4)        (7)
 Property retirements and other                           24    1
                                             ----       ----
 Net Cash Flows Provided by (Used in)
   Investing Activities                        (4)        28
                                             ----       ----
Financing Activities
 Accounts payable - banks                      (2)        (3)
                                             ----       ----
 Net Cash Flows Used in Financing Activities              (2)  (3)
                                             ----       ----
Net Change in Cash
 Increase in cash and cash equivalents          2          -
 Cash and cash equivalents, beginning of period            -    -
                                             ----       ----
 Cash and Cash Equivalents, End of Period                    $  2 $  -
                                             ====       ====
Supplemental Disclosures
 Cash paid for interest (net of amount capitalized)     $ 20 $ 15
 Cash paid for income tax (including
   intercompany amounts)                       55         69


        See accompanying notes to consolidated financial statements

          PANHANDLE EASTERN PIPE LINE COMPANY AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. General

    Panhandle Eastern Pipe Line Company (PEPL) and its subsidiaries (the Company), including Trunkline Gas Company (Trunkline), are involved in the interstate transportation and storage of natural gas. PEPL is a wholly-owned subsidiary of PanEnergy Corp (PanEnergy). The interstate gas transmission operations of PEPL and Trunkline are subject to the rules, regulations and accounting procedures of the Federal Energy Regulatory Commission (FERC).

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

2.  Natural Gas Revenues and Regulatory Matters

    When rate cases are pending final FERC approval, a portion of the revenues collected by PEPL and Trunkline is subject to possible refunds. The Company has established adequate reserves where required for such cases. The following is a summary of significant pending rate cases before FERC and certain regulatory matters.

    FERC Order 636

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

    Jurisdictional Transportation and Sales Rates

    PEPL - On April 1, 1992 and November 1, 1992, PEPL placed into effect, subject to refund, general rate increases. FERC issued an order on May 25, 1995 on the earlier rate proceeding and PEPL has requested rehearing of certain matters in that order. On February 5, 1996, FERC issued an order on the latter rate proceeding and PEPL has also requested rehearing of various items in this order.

    Effective April 1, 1989, PEPL placed into effect, subject to refund, sales and transportation rates reflecting a restructuring of rates, including seasonal rate structures. On December 7, 1995, FERC issued an order, subject to rehearing, which addressed all remaining matters on the rate proceeding, with no additional refunds due customers.

    Trunkline - On September 1, 1994, Trunkline placed into effect, subject to refund, a general rate increase as a result of a filing made in accordance with terms of a rate case settlement in 1993. A settlement resolving this case became effective February 1, 1996.

    On January 30, 1996, Trunkline filed a new general rate increase. FERC issued an order on February 29, 1996 suspending the effective date to August 1, 1996.

    Other

    PEPL and Trunkline have, pursuant to FERC requirements, requested FERC approval to record the impact of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," including the recognition of a portion of the impact as an increase to stockholder's equity. The FERC accounting branch has denied approval of these requests pending future rate proceedings, and PEPL and Trunkline have filed for rehearing. While it is not known when FERC will address this issue, the Company believes the ultimate resolution of this matter will not have a material adverse effect on consolidated financial position.

 3. Gas Imbalances

    The consolidated balance sheet includes in-kind balances as a result of differences in gas volumes received and delivered. At March 31, 1996 and December 31, 1995, other current assets and other current liabilities included $24 million and $13 million (1996) and $11 million and $11 million (1995), respectively, for these imbalances.

 4. Other Contingency

    PEPL owns an effective 5.95% ownership interest in Northern Border Pipeline Company (Northern Border) through a master limited partnership. Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border, PEPL guarantees payment to Northern Border under a transportation agreement by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $163 million for the years 1996 through 2001. In the opinion of management, the probability that PEPL will be required to perform under this guarantee is remote.

 5. Environmental Matters

    The Company has identified environmental contamination at up to 53 sites on the PEPL and Trunkline systems and is undertaking cleanup programs at these sites. The contamination resulted from the past use of lubricants containing PCBs (polychlorinated biphenyls) and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. The Company has communicated with the Environmental Protection Agency and appropriate state regulatory agencies on these matters. In August 1995, Trunkline entered into a consent order under a cleanup program with the Tennessee Department of Environment and Conservation for the cleanup of its Tennessee facility. Cleanups in other states by PEPL and Trunkline are also proceeding. The environ-mental cleanup programs are expected to continue until 2002.

    The federal and state cleanup programs are not expected to interrupt or diminish the Company's ability to deliver natural gas to customers. The Company believes the ultimate resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations or financial position.

 6. Litigation

    The Company is involved in various legal actions and claims arising in the normal course of business. Based upon its current assessment of the facts and the law, management does not believe that the outcome of any such action or claim will have a material adverse effect upon the consolidated financial position of the Company. However, these actions and claims in the aggregate seek substantial damages against the Company and are subject to the uncertainties inherent in any litigation. The Company is defending itself vigorously in the suits.

7.  Fair Presentation

    The information as furnished reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of March 31, 1996, and results of operations and cash flows for the three months ended March 31, 1996 and 1995.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided to facilitate increased understanding of the 1996 and 1995 interim consolidated financial statements and accompanying notes presented in Item 1. Because all of the outstanding capital stock of PEPL is owned by PanEnergy, the following discussion has been prepared in accordance with the reduced disclosure format permitted by Form 10-Q for issuers that are wholly-owned subsidiaries of reporting companies under the Securities Exchange Act of 1934.

OPERATING ENVIRONMENT

With implementation of Order 636 and the elimination of pipeline merchant services, the Company's pipelines incurred certain costs related to the transition. PEPL's transition cost recoveries, which are subject to certain challenges pending before FERC, will occur through 1998. The Company believes that Order 636 transition cost issues will not have a material adverse effect on future consolidated results of operations, financial position or liquidity.

For information concerning certain other regulatory proceedings, environmental matters and other contingencies, see Notes 2, 4, 5 and 6 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Consolidated net income for the three months ended March 31, 1996 was $24 million compared with $25 million for the same period in 1995. Total natural gas volumes for the Company increased 19% to 399 trillion British thermal units comparing the first three months of 1996 with the same period of 1995, attributable to colder-than-normal winter temperatures during the first quarter of 1996.

Earnings Before Interest and Tax

Consolidated earnings before interest and tax for the Company increased
$2 million, or 4%, to $54 million in the first three months of 1996 compared with the same period in 1995.

PEPL - PEPL's earnings before interest and tax decreased $5 million, or 13%, comparing the first three months of 1996 with the prior-year period. The reduction resulted from $10 million of severance expense in the first quarter 1996 and $3 million of lower equity earnings from Northern Border Partners, L.P., which more than offset higher earnings from increased rate realization.

Trunkline - Earnings before interest and tax for Trunkline increased
$6 million comparing the first three months of 1996 with the same period in 1995. The net increase was due to higher throughput and transportation revenues during the colder winter weather, which was partially offset by $5 million of severance expense.

Interest Expense

Interest expense in the first three months of 1996 increased $4 million compared with the same period in 1995 as a result of higher average debt balances outstanding.

CAPITAL EXPENDITURES

Capital expenditures totaled $4 million in the first three months of 1996, compared with $7 million for the same period in 1995. Capital expenditures for 1996 are expected to approximate $45 million, with the majority of expenditures related to further enhancement of PEPL's and Trunkline's pipeline integrity and reliability. Expenditures are expected to be funded by cash from operations, debt issuances, periodic sales of trade receivables with limited recourse and/or the collection of intercompany amounts owed the Company.


                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes 2, 5 and 6 of the Notes to Consolidated Financial Statements in
Part I of this Report, which are incorporated herein by reference.  See also
Item 3 of PEPL's Annual Report on Form 10-K for the year ended December 31,
1995.

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



Date:  May 13, 1996

0075rpt.cpz