Form 10-Q
period 1996-06-30
PANHANDLE EASTERN PIPE LINE CO
filed 1996-08-13
CIK 76063

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

                   For the Quarter Ended June 30, 1996
                       Commission File No. 1-2921

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

The Registrant's parent, PanEnergy Corp (File No. 1-8157), files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

             Class                      Outstanding at July 31, 1996
    --------------------------           ----------------------------
    Common Stock, no par value                       1,000

==============================================================================

                      PART I.  FINANCIAL INFORMATION

Item 1.                                      Financial Statements - Unaudited

           Panhandle Eastern Pipe Line Company and Subsidiaries
                     CONSOLIDATED STATEMENT OF INCOME

                                                      Periods Ended June 30
                                          Three Months         Six Months
                                              ---------------                    ---------------
Millions                       1996   1995      1996    1995
- --------                      ------ ------    ------  ------
Operating Revenues
 Transportation and storage
   of natural gas             $112.5 $119.2    $257.7  $255.6
 Other                           5.9    5.7      12.1    11.7
                              ------ ------    ------  ------
   Total (Note 2)              118.4  124.9     269.8   267.3
                              ------ ------    ------  ------
Costs and Expenses
 Operating and maintenance      35.0   49.5      80.5    99.0
 General and administrative            17.8      16.4    47.8           35.6
 Depreciation and amortization         14.7      14.7    29.5           29.4
 Miscellaneous taxes             6.4    7.2      14.1    14.9
                              ------ ------    ------  ------
   Total                        73.9   87.8     171.9   178.9
                              ------ ------    ------  ------

Operating Income                44.5   37.1      97.9    88.4
                              ------ ------    ------  ------
Other Income and Deductions
 Equity in earnings of
   unconsolidated affiliates                      1.6     1.2            3.0                 5.1
 Other income, net of deductions 1.7   (1.7)      1.2    (5.1)
                              ------ ------    ------  ------
   Total                         3.3   (0.5)      4.2     -
                              ------ ------    ------  ------

Earnings Before Interest and Tax       47.8      36.6   102.1           88.4
                              ------ ------    ------  ------
Interest Expense
 Parent                          8.3    -        16.7     -
 Other                           6.1    9.8      12.7    20.2
                              ------ ------    ------  ------
   Total                        14.4    9.8      29.4    20.2
                              ------ ------    ------  ------
Earnings Before Income Tax      33.4   26.8      72.7    68.2

Income Tax                      12.9   10.5      28.2    26.8
                              ------ ------    ------  ------
NET INCOME                    $ 20.5 $ 16.3    $ 44.5  $ 41.4
                              ====== ======    ======  ======

        See accompanying notes to consolidated financial statements

           Panhandle Eastern Pipe Line Company and Subsidiaries
                        CONSOLIDATED BALANCE SHEET
                                  ASSETS

                                                   June 30,     December 31,
Millions                                             1996           1995
- --------                                          ---------     ------------
Current Assets
 Cash and cash equivalents                        $     0.5 $     0.2
 Accounts receivable, net                              47.9      39.2
 Inventory and supplies                                61.8      55.3
 Current deferred income tax                            4.0      13.0
 Other (Note 3)                                        64.8      46.1
                                                  --------- ---------
   Total                                              179.0     153.8
                                                  --------- ---------


Investments
 Advances and note receivable - parent                607.9     566.9
 Other                                                 61.6      48.3
                                                  --------- ---------
   Total                                              669.5     615.2
                                                  --------- ---------


Plant, Property and Equipment
 Original cost                                      2,645.1   2,782.1
 Accumulated depreciation and amortization                   (1,730.4) (1,818.8)
                                                  --------- ---------
   Net plant, property and equipment                            914.7     963.3
                                                  --------- ---------

Deferred Charges                                      125.7     155.1
                                                  --------- ---------

TOTAL ASSETS                                      $ 1,888.9 $ 1,887.4
                                                  ========= =========


       See accompanying notes to consolidated financial statements

Item 1.                    Financial Statements - Unaudited (Continued)

           Panhandle Eastern Pipe Line Company and Subsidiaries
                        CONSOLIDATED BALANCE SHEET
                   LIABILITIES AND STOCKHOLDER'S EQUITY

                                                  June 30,      December 31,
Millions                                            1996            1995
- --------                                          --------      ------------
Current Liabilities
 Long-term debt due within one year                          $    4.5  $    4.5
 Note payable - parent                                400.0     400.0
 Rate refund provisions (Note 2)                       46.8      53.3
 Accounts payable                       18.7           31.0
 Accrued income tax - parent                           42.9      55.3
 Other accrued taxes                    26.4           18.8
 Other (Note 3)                         69.3           59.1
                                                   --------  --------
   Total                                              608.6     622.0
                                                   --------  --------

Deferred Liabilities and Credits
 Deferred income tax                                  145.3     176.5
 Other (Note 2)                                       183.3     181.7
                                                   --------  --------
   Total                                              328.6     358.2
                                                   --------  --------

Long-term Debt                                        299.2     299.2
                                                   --------  --------

Commitments and Contingent Liabilities
 (Notes 2, 4, 5 and 6)

Common Stockholder's Equity
 Common stock, one thousand shares
   authorized, issued and outstanding,
   no par value                          1.0            1.0
 Paid-in capital                                      465.9     465.9
 Retained earnings                                    185.6     141.1
                                                   --------  --------
   Total                               652.5          608.0
                                                   --------  --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $1,888.9  $1,887.4
                                                   ========  ========


        See accompanying notes to consolidated financial statements

            Panhandle Eastern Pipe Line Company and Subsidiaries
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Six Months Ended
                                                    June 30
                                                  ---------------------
Millions                                    1996       1995
- --------                                   ------     ------
Operating Activities
 Net income                                $ 44.5     $ 41.4
 Adjustments to reconcile net income to operating
   cash flows:
      Depreciation and amortization                     29.5 29.4
      Deferred income tax expense (benefit)            (21.6)11.1
      Other non-cash items in net income                     (7.4) 0.7
      Net change in operating assets
       and liabilities                                 (15.1)    (84.2)
                                           ------     ------
 Net Cash Flows Provided by (Used in)
   Operating Activities                      29.9       (1.6)
                                           ------     ------
Investing Activities
 Net decrease (increase) in advances and
   note receivable - parent                            (40.1)18.1
 Capital expenditures                       (14.6)     (18.1)
 Property retirements and other                         26.8  1.0
                                           ------     ------
 Net Cash Flows Provided by (Used in)
   Investing Activities                     (27.9)       1.0
                                           ------     ------
Financing Activities
 Accounts payable - banks                    (1.7)       0.4
                                           ------     ------
 Net Cash Flows Provided by (Used in)
   Financing Activities                      (1.7)       0.4
                                           ------     ------
Net Change in Cash
 Increase (decrease) in cash and cash equivalents        0.3 (0.2)
 Cash and cash equivalents, beginning of period          0.2  0.4
                                           ------     ------
 Cash and Cash Equivalents, End of Period                       $  0.5    $  0.2
                                           ======     ======
Supplemental Disclosures
 Cash paid for interest (net of amount capitalized)   $ 28.6    $ 21.1
 Cash paid for income tax (including
   intercompany amounts)                     56.7       70.0


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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Certain amounts of reported revenues and expenses are also affected by these estimates and assumptions. Actual results could differ from those estimates. The consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation. Certain amounts for the prior periods have been reclassified in the consolidated financial statements to conform to the current presentation.

2.  Natural Gas Revenues and Regulatory Matters

    When rate cases are pending final FERC approval, a portion of the revenues collected by PEPL and Trunkline is subject to possible refunds. The Company has established adequate reserves where required for such cases. The following is a summary of significant pending rate cases before FERC and certain regulatory matters.

    FERC Order 636

    During 1993, PEPL and Trunkline began providing restructured services pursuant to FERC Order 636. This order requires pipeline service restructuring that unbundles sales, transportation and storage services. Order 636 allows pipelines to recover eligible costs resulting from implementation of the order (transition costs). On July 16, 1996, the U.S. Court of Appeals for the District of Columbia upheld, in general, all aspects of Order 636 and remanded certain issues for further explanation. One of the issues remanded for further explanation is whether pipelines should be entitled to recover 100% of gas supply realignment (GSR) costs. This matter is substantially mitigated by PEPL's Order 636 settlements with customers.

    In the past, during the normal course of business, PEPL and Trunkline entered into certain gas purchase contracts containing take-or-pay provisions, which exposed the Company to financial risk. Trunkline is currently collecting certain take-or-pay settlement costs with respect to such contracts through volumetric surcharges with interest through 1997 and intends to file after 1997 for recovery of amounts not fully recovered by these surcharges.

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

    Effective April 1, 1989, PEPL placed into effect, subject to refund, sales and transportation rates reflecting a general rate increase, including seasonal rate structures. On December 7, 1995, FERC issued an order, subject to rehearing, which addressed all remaining matters on the rate proceeding, with no additional refunds due customers.

    Trunkline - Effective August 1, 1996, Trunkline placed into effect, subject to refund, a new general rate increase.

    Other - PEPL and Trunkline have, pursuant to FERC requirements, requested FERC approval to record the impact of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," including the recognition of a portion of the impact as an increase to stockholder's equity. The FERC accounting branch denied approval of these requests pending future rate proceedings, and PEPL and Trunkline filed for rehearing. In July 1996, FERC issued an order, which is subject to rehearing, which clarifies the accounting branch order and supports the accounting treatment requested by PEPL and Trunkline. The Company believes the ultimate resolution of this matter will not have a material adverse effect on consolidated financial position.

 3. Gas Imbalances

    The consolidated balance sheet includes in-kind balances as a result of differences in gas volumes received and delivered. At June 30, 1996 and December 31, 1995, other current assets and other current liabilities included $26.8 million and $29.6 million (1996) and $11.1 million and $11.2 million (1995), respectively, for these imbalances.

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

 5. Environmental Matters

    The Company has identified environmental contamination at certain sites on the PEPL and Trunkline systems and is undertaking cleanup programs at these sites. The contamination resulted from the past use of lubricants containing PCBs (polychlorinated biphenyls) and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. The Company has communicated with the Environmental Protection Agency and appropriate state regulatory agencies on these matters. In August 1995, Trunkline entered into a consent order under a cleanup program with the Tennessee Department of Environment and Conservation for the cleanup of its Tennessee facility. In June 1996, Trunkline entered into an agreement with the Indiana Department of Environmental Management for the cleanup of one of its Indiana facilities. Cleanups in other states by PEPL and Trunkline are also proceeding. The environmental cleanup programs are expected to continue until 2002.

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

OPERATING ENVIRONMENT

With implementation of Order 636 and the elimination of pipeline merchant services, the Company's pipelines incurred certain costs related to the transition. PEPL's transition cost recoveries, which are subject to certain challenges pending before FERC, will occur through 1999. The Company believes that Order 636 transition cost issues will not have a material adverse effect on future consolidated results of operations, financial position or liquidity.

For information concerning certain other regulatory proceedings, environmental matters and other contingencies, see Notes 2, 4, 5 and 6 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Consolidated net income for the six months ended June 30, 1996 was $44.5 million compared with $41.4 million for the same period in 1995. Total natural gas transportation volumes for the Company increased 15% to 687 trillion British thermal units comparing the first six months of 1996 with the same period of 1995, attributable mainly to colder-than-normal winter temperatures.

Earnings Before Interest and Tax

Consolidated earnings before interest and tax for the Company increased $13.7 million, or 15%, to $102.1 million in the first six months of 1996 compared with the same period in 1995.

PEPL - PEPL's earnings before interest and tax increased $3.2 million, or 5%, comparing the first six months of 1996 with the prior-year period. The increase was primarily the result of higher earnings from increased rate realization and cold weather. The 1996 earnings include $9.5 million of severance expense in the first quarter, which was mostly offset by $8.2 million of income related to the resolution of certain gas cost issues. In addition, PEPL's results reflect a $2.8 million reduction in equity earnings from Northern Border Partners, L.P.

Trunkline - Earnings before interest and tax for Trunkline increased
$9.4 million comparing the first six months of 1996 with the same period in 1995. The net increase was due to higher throughput and transportation revenues during the colder winter weather and lower expenses, which were partially offset by $5 million of severance expense recorded in the first quarter 1996.

Interest Expense

Interest expense in the first six months of 1996 increased $9.2 million compared with the same period in 1995 as a result of higher average debt balances outstanding.

CAPITAL EXPENDITURES

Capital expenditures totaled $14.6 million in the first six months of 1996, compared with $18.1 million for the same period in 1995. Capital expenditures for 1996 are expected to approximate $50 million, with the majority of expenditures related to further enhancement of PEPL's and Trunkline's pipeline integrity and reliability. Expenditures are expected to be funded by cash from operations, periodic sales of trade receivables with limited recourse and/or collection of intercompany amounts owed the Company.


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



Date:  August 13, 1996
0075rpt.cpz