Form 10-Q
period 1996-09-30
PANHANDLE EASTERN PIPE LINE CO
filed 1996-11-12
CIK 76063

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

                For the Quarter Ended September 30, 1996
                       Commission File No. 1-2921

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

             Class                    Outstanding at October 31, 1996
    --------------------------         -------------------------------
    Common Stock, no par value                      1,000

==============================================================================

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements - Unaudited

           Panhandle Eastern Pipe Line Company and Subsidiaries
                     CONSOLIDATED STATEMENT OF INCOME

                                                      Periods Ended September 30
                                          Three Months         Nine Months
                                              ---------------                    ---------------
Millions                       1996   1995      1996    1995
--------                      ------ ------    ------  ------
Operating Revenues
 Transportation and storage
   of natural gas             $117.2 $134.5    $374.9  $390.1
 Other                           6.0    5.9      18.1    17.6
                              ------ ------    ------  ------
   Total (Note 2)              123.2  140.4     393.0   407.7
                              ------ ------    ------  ------
Costs and Expenses
 Operating and maintenance      51.5   49.2     132.0   148.2
 General and administrative            16.6      17.5    64.4           53.1
 Depreciation and amortization         13.8      14.6    43.3           44.0
 Miscellaneous taxes             6.4    6.7      20.5    21.6
                              ------ ------    ------  ------
   Total                        88.3   88.0     260.2   266.9
                              ------ ------    ------  ------

Operating Income                34.9   52.4     132.8   140.8
                              ------ ------    ------  ------
Other Income and Deductions
 Equity in earnings of
   unconsolidated affiliates                      1.1     1.1            4.1                 6.2
 Other income, net of deductions       11.1       1.3    12.3           (3.8)
                              ------ ------    ------  ------
   Total                        12.2    2.4      16.4     2.4
                              ------ ------    ------  ------

Earnings Before Interest and Tax       47.1      54.8   149.2          143.2
                              ------ ------    ------  ------
Interest Expense
 Parent                          9.6    -        26.3     -
 Other                           5.9   10.0      18.6    30.2
                              ------ ------    ------  ------
   Total                        15.5   10.0      44.9    30.2
                              ------ ------    ------  ------
Earnings Before Income Tax      31.6   44.8     104.3   113.0

Income Tax                      12.3   17.7      40.5    44.5
                              ------ ------    ------  ------
NET INCOME                    $ 19.3 $ 27.1    $ 63.8  $ 68.5
                              ====== ======    ======  ======

        See accompanying notes to consolidated financial statements

           Panhandle Eastern Pipe Line Company and Subsidiaries
                        CONSOLIDATED BALANCE SHEET
                                  ASSETS

                                                 September 30,  December 31,
Millions                                             1996           1995
--------                                         -------------  ------------
Current Assets
 Cash and cash equivalents                        $     -   $     0.2
 Accounts receivable, net                 15.4         39.2
 Inventory and supplies                   58.2         55.3
 Current deferred income tax                            3.7      13.0
 Other (Note 3)                           65.5         46.1
                                                  --------- ---------
   Total                                 142.8        153.8
                                                  --------- ---------


Investments
 Advances and note receivable - parent                662.0     566.9
 Other                                    53.2         48.3
                                                  --------- ---------
   Total                                 715.2        615.2
                                                  --------- ---------


Plant, Property and Equipment
 Original cost                                      2,656.8   2,782.1
 Accumulated depreciation and amortization                   (1,738.2) (1,818.8)
                                                  --------- ---------
   Net plant, property and equipment                            918.6     963.3
                                                  --------- ---------

Deferred Charges                         118.7        155.1
                                                  --------- ---------

TOTAL ASSETS                                      $ 1,895.3 $ 1,887.4
                                                  ========= =========


       See accompanying notes to consolidated financial statements

           Panhandle Eastern Pipe Line Company and Subsidiaries
                        CONSOLIDATED BALANCE SHEET
                   LIABILITIES AND STOCKHOLDER'S EQUITY

                                                 September 30,  December 31,
Millions                                             1996           1995
--------                                         -------------  ------------
Current Liabilities
 Long-term debt due within one year                          $    -    $    4.5
 Notes payable - parent (Note 4)                      500.0     400.0
 Rate refund provisions (Note 2)                       38.3      53.3
 Accounts payable                        20.8          31.0
 Accrued income tax - parent                           50.0      55.3
 Other accrued taxes                     30.7          18.8
 Other (Note 3)                          63.7          59.1
                                                   --------  --------
   Total                                703.5         622.0
                                                   --------  --------

Deferred Liabilities and Credits
 Deferred income tax                    140.5         176.5
 Other (Note 2)                         180.3         181.7
                                                   --------  --------
   Total                                320.8         358.2
                                                   --------  --------

Long-term Debt                          299.2         299.2
                                                   --------  --------

Commitments and Contingent Liabilities
 (Notes 2, 5, 6 and 7)

Common Stockholder's Equity
 Common stock, one thousand shares
   authorized, issued and outstanding,
   no par value                           1.0           1.0
 Paid-in capital                        465.9         465.9
 Retained earnings (Note 4)                           104.9     141.1
                                                   --------  --------
   Total                                571.8         608.0
                                                   --------  --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $1,895.3  $1,887.4
                                                   ========  ========


        See accompanying notes to consolidated financial statements

            Panhandle Eastern Pipe Line Company and Subsidiaries
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Nine Months Ended
                                                    September 30
                                                  ---------------------
Millions                                    1996       1995
--------                                   ------     ------
Operating Activities
 Net income                                $ 63.8     $ 68.5
 Adjustments to reconcile net income to operating
   cash flows:
      Depreciation and amortization                     43.3 44.0
      Deferred income tax benefit                      (26.0)(5.7)
      Other non-cash items in net income                     (5.4)    (15.5)
      Net change in operating assets
       and liabilities                                  22.2            2.6
                                           ------     ------
 Net Cash Flows Provided by Operating Activities        97.9           93.9
                                           ------     ------
Investing Activities
 Net increase in advances and
   note receivable - parent                            (93.8)         (64.3)
 Capital expenditures                       (32.0)     (36.9)
 Property retirements and other                         30.1 10.6
                                           ------     ------
 Net Cash Flows Used in Investing Activities           (95.7)         (90.6)
                                           ------     ------
Financing Activities
 Accounts payable - banks                    (2.4)      (3.5)
                                           ------     ------
 Net Cash Flows Used in Financing Activities            (2.4)(3.5)
                                           ------     ------
Net Change in Cash
 Decrease in cash and cash equivalents                  (0.2)(0.2)
 Cash and cash equivalents, beginning of period          0.2  0.4
                                           ------     ------
 Cash and Cash Equivalents, End of Period                            $  -      $  0.2
                                           ======     ======
Supplemental Disclosures
 Cash paid for interest (net of amount capitalized)   $ 51.5         $ 32.7
 Cash paid for income tax (including
   intercompany amounts)                     58.2       70.4


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

    In 1993, the U.S. Department of the Interior (the Department) announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. PEPL and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take a substantial period of time to resolve. On August 27, 1996, the U.S. Court of Appeals for the District of Columbia Circuit overturned a lower court ruling in favor of the government in litigation brought on behalf of producers challenging the Department's attempts to seek the additional royalties. The Department is seeking further review of the appellate ruling. If PEPL and Trunkline ultimately have to reimburse or indemnify the producers, they will file with FERC to recover a portion of these costs from pipeline customers.

    The Company believes that Order 636 transition cost issues and take-or-pay settlement matters will not have a material adverse effect on future consolidated results of operations or financial position.

    Jurisdictional Transportation and Sales Rates

    PEPL - On April 1, 1992 and November 1, 1992, PEPL placed into effect, subject to refund, general rate increases. FERC issued an order on May 25, 1995 on the earlier rate proceeding and PEPL has requested rehearing of certain matters in that order. On February 5, 1996, FERC issued an order on the latter rate proceeding and PEPL has also requested rehearing of various items in this order. On September 12, 1996, PEPL filed a settlement proposal relating to both rate proceedings on behalf of itself and the majority of its largest customers. The settlement proposal is pending FERC review.

    Trunkline - Effective August 1, 1996, Trunkline placed into effect, subject to refund, a general rate increase.

3.  Gas Imbalances

    The consolidated balance sheet includes in-kind balances as a result of differences in gas volumes received and delivered. At September 30, 1996 and December 31, 1995, other current assets and other current liabilities included $30.3 million and $27.5 million (1996), and $11.1 million and $11.2 million (1995), respectively, for these imbalances.

4.  Common Stockholder's Equity

    In July 1996, PEPL declared and paid a dividend on common stock of $100 million in the form of a promissory note due PanEnergy bearing interest at prime and maturing on December 31, 1996.

5.  Other Contingency

    PEPL owns an effective 5.95% ownership interest in Northern Border Pipeline Company (Northern Border) through a master limited partnership. Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border, PEPL guarantees payment to Northern Border under a transportation agreement by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $163 million for 1996 through 2001. In the opinion of management, the probability that PEPL will be required to perform under this guarantee is remote.

6.  Environmental Matters

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

7.  Litigation

    A lawsuit filed in the United States District Court for the District of Columbia by natural gas producer Jack Grynberg was served in July 1996 naming PEPL, Trunkline and certain affiliated companies as defendants, among others. The action was brought under the federal False Claims Act against 70 defendants, including every major pipeline, asserting that the defendants intentionally underreported volumes and heating content of gas purchased from producers on federal lands, with the result that the United States was underpaid royalties. The plaintiff seeks recovery of the royalty amounts due the United States, treble damages, civil penalties and compliance with "appropriate" techniques for measuring gas. The Company expects the resolution of this matter will not have a material adverse effect on consolidated results of operations or financial position.

    The Company is also involved in various other legal actions and claims arising in the normal course of business. Based upon its current assessment of the facts and the law, management does not believe that the outcome of any such action or claim will have a material adverse effect upon the consolidated financial position of the Company. However, these actions and claims in the aggregate seek substantial damages against the Company and are subject to the uncertainties inherent in any litigation. The Company is defending itself vigorously in all the above suits.

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

This quarterly report may contain certain forward-looking information regarding the Company, including projections, estimates, forecasts, plans and objectives. Although management believes that all such statements are based upon reasonable assumptions, no assurance can be given that the actual results will not differ materially from those contained in such forward-looking statements.

Important factors that could cause actual results to differ include, but are not limited to, general economic conditions, natural gas and liquids prices, competition from other pipelines and alternative fuels, weather conditions, state and federal regulation, legal and regulatory proceedings, the development of new markets, services and products, and the condition of the capital markets utilized by the Company.

OPERATING ENVIRONMENT

With implementation of Order 636 and the elimination of pipeline merchant services, the Company's pipelines incurred certain costs related to the transition. PEPL's transition cost recoveries, which are subject to certain challenges pending before FERC and the courts, will occur through 1999. The Company believes that Order 636 transition cost issues will not have a material adverse effect on future consolidated results of operations, financial position or liquidity.

For information concerning certain other regulatory proceedings, environmental matters and other contingencies, see Notes 2, 5, 6 and 7 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Consolidated net income for the nine months ended September 30, 1996 was $63.8 million compared with $68.5 million for the same period in 1995. Total natural gas transportation volumes for the Company increased 13% to 961 trillion British thermal units comparing the first nine months of 1996 with the same period of 1995, attributable mainly to colder-than-normal winter temperatures.

Earnings Before Interest and Tax

Consolidated earnings before interest and tax for the Company increased
$6 million to $149.2 million in the first nine months of 1996 compared with the same period in 1995.

PEPL - PEPL's earnings before interest and tax decreased $0.3 million comparing the first nine months of 1996 with the prior-year period. Higher earnings in 1996 primarily from colder weather and lower net operating expenses more than offset $9.5 million of severance expense recorded in the first quarter 1996. Also contributing to the decrease was a $2.9 million reduction in equity earnings from Northern Border Partners, L.P. and a $1.1 million net decrease related to regulatory settlements, which included $11.4 million and $20.7 million recorded in the third quarters of 1996 and 1995, respectively.

Trunkline - Earnings before interest and tax for Trunkline increased
$5.2 million comparing the first nine months of 1996 with the same period in 1995. The net increase was due to higher throughput and transportation revenues during the colder winter weather and lower expenses, which were partially offset by the recognition of additional lease expense in the third quarter 1996 and $5 million of severance expense in the first quarter 1996.

Interest Expense

Interest expense in the first nine months of 1996 increased $14.7 million compared with the same period in 1995 as a result of higher average debt balances outstanding.

CAPITAL EXPENDITURES

Capital expenditures totaled $32 million in the first nine months of 1996, compared with $36.9 million for the same period in 1995. Capital expenditures for 1996 are expected to approximate $50 million, with the majority of expenditures related to further enhancement of PEPL's and Trunkline's pipeline integrity and reliability. Expenditures for 1996 are expected to be funded by cash from operations, periodic sales of trade receivables with limited recourse and/or collection of intercompany amounts owed the Company. The Company's current estimate for 1997 capital expenditures is $40 million to $50 million.

DIVIDENDS

In July 1996, PEPL declared and paid a dividend on common stock of $100 million in the form of a promissory note due PanEnergy bearing interest at prime and maturing on December 31, 1996.

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes 2, 6 and 7 of the Notes to Consolidated Financial Statements in
Part I of this Report, which are incorporated herein by reference.  See also
Item 3 of PEPL's Annual Report on Form 10-K for the year ended December 31,
1995.

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



                               PANHANDLE EASTERN PIPE LINE COMPANY
                                          (Registrant)


                                      /s/ Sandra P. Meyer

                               -----------------------------------
                                 Sandra P. Meyer, Vice President
                                   and Treasurer



Date:  November 12, 1996
0075rpt.cpz