Form 10-K405
period 1996-12-31
PANHANDLE EASTERN PIPE LINE CO
filed 1997-03-26
CIK 76063

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996           COMMISSION FILE NO. 1-2921

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The Registrant meets the conditions set forth in General Instructions
(J)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 4, 10, 11, 12 and 13 have been omitted and Item 7 has been reduced in accordance with such Instruction J.

     The Registrant's parent, PanEnergy Corp (File No. 1-8157), files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

                             ---------------------

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

                                      NONE

     Indicate number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                                        NUMBER OF SHARES OUTSTANDING
             TITLE OF EACH CLASS                          AS OF FEBRUARY 28, 1997
             -------------------                        ----------------------------
       Common Stock, without par value                             1,000

================================================================================

                               TABLE OF CONTENTS

          PART I

Item 1.   Business....................................................    1
          General.....................................................    1
          Natural Gas Transmission....................................    2
          Regulation..................................................    3
          Rates and Regulatory Proceedings............................    4
          Competition.................................................    4
          Environmental Matters.......................................    4
          General Matters.............................................    5
Item 2.   Properties..................................................    5
Item 3.   Legal Proceedings...........................................    5

          PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    7
Item 6.   Selected Financial Data.....................................    7
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    7
Item 8.   Financial Statements and Supplementary Data.................    9
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................    9

          PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   10
Index to Financial Statements and Schedules...........................   11

                             ---------------------

     All gas volumes used herein are stated at 14.73 pounds per square inch, on a dry basis, at 60 degrees Fahrenheit.

                                     PART I
ITEM 1. BUSINESS

GENERAL

     Panhandle Eastern Pipe Line Company ("PEPL"), a subsidiary of PanEnergy Corp ("PEC"), is a Delaware corporation incorporated in 1929. PEPL and its subsidiaries (the "Company") are primarily engaged in the interstate transportation and storage of natural gas.

     On November 25, 1996, PEC, Duke Power Company ("Duke Power") and Duke Transaction Corporation announced a definitive merger agreement for a tax-free, stock-for-stock transaction. Under the agreement, each share of PEC common stock would be converted into 1.0444 common shares of Duke Power. The merger is conditioned upon, among other things, the approval of PEC and Duke Power shareholders, and approvals of appropriate state and federal regulatory agencies. The Company anticipates that the stockholder and regulatory approvals can be completed within 12 months. At closing, Duke Power will change its name to Duke Energy Corporation ("Duke Energy") and PEC will become a wholly-owned subsidiary of Duke Energy. The merger will be accounted for under the pooling of interests method.

     Information concerning components of the Company's consolidated operating revenues, including revenues attributable to transportation, storage and sales of natural gas, for the years 1996, 1995 and 1994 is contained in the Consolidated Statement of Income on page F-2, which is incorporated herein by reference.

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

     Interruptible Service: Transportation or storage of third-party gas provided by pipelines on a capacity-available, non-firm basis.

     Local Distribution Company ("LDC"): A municipal or investor-owned utility that sells or transports gas to local commercial, industrial and residential consumers.

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

     Units of Measure:

                                   Billion British thermal units per
BBtu/d:                            day
TBtu:                              Trillion British thermal units
MMcf/d:                            Million cubic feet per day
Bcf:                               Billion cubic feet
Tcf:                               Trillion cubic feet

NATURAL GAS TRANSMISSION

  General

     PEPL and its principal subsidiary, Trunkline Gas Company ("Trunkline"), together with Texas Eastern Transmission Corporation ("TETCO") and Algonquin Gas Transmission Company ("Algonquin"), both subsidiaries of PEC, own and operate one of the nation's largest gas transmission networks. This fully interconnected 22,000-mile system can receive natural gas from most major North American producing regions for delivery to markets in the Mid-Atlantic, New England and Midwest states. During 1996, PEC's pipelines delivered 2,939 TBtu of natural gas, equal to approximately 12% of U.S. consumption.

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

     A substantial majority of the delivered volumes of the Company's interstate pipelines represents gas transported under long-term firm service agreements with LDC customers in the pipelines' market areas. Firm transportation services are also provided under contract to gas marketers, producers, other pipelines and a variety of end-users. In addition, the pipelines offer interruptible transportation to customers on a short-term or seasonal basis. See "Regulation" and "Competition."

     Set forth below is information concerning throughput volumes for PEPL and Trunkline for 1996, 1995 and 1994 (volumes in TBtu).

                                                1996    % TOTAL   1995    % TOTAL   1994    % TOTAL
                                                -----   -------   -----   -------   -----   -------
Market Area
  PEPL........................................    654      50       619      52       582      49
  Trunkline...................................    529      40       403      34       449      38
                                                -----     ---     -----     ---     -----     ---
          Total...............................  1,183      90     1,022      86     1,031      87
                                                -----     ---     -----     ---     -----     ---
Supply Area
  PEPL........................................     33       2        44       4        44       4
  Trunkline...................................    103       8       116      10       111       9
                                                -----     ---     -----     ---     -----     ---
          Total...............................    136      10       160      14       155      13
                                                -----     ---     -----     ---     -----     ---
          Total Volumes.......................  1,319     100     1,182     100     1,186     100
                                                =====     ===     =====     ===     =====     ===
Summary by Pipeline (Total Volumes)
  PEPL (1)....................................    687      52       663      56       626      53
  Trunkline (2)...............................    632      48       519      44       560      47
                                                -----     ---     -----     ---     -----     ---
          Total...............................  1,319     100     1,182     100     1,186     100
                                                =====     ===     =====     ===     =====     ===

---------------

(1) PEPL volumes include 28 TBtu, 22 TBtu and 45 TBtu in deliveries to TETCO during 1996, 1995 and 1994, respectively.

(2) Trunkline volumes include 28 TBtu, 21 TBtu and 43 TBtu in deliveries to TETCO during 1996, 1995 and 1994, respectively.

     Demand for gas transmission on the Company's interstate pipeline system is seasonal, with the highest throughput occurring during the colder periods in the first and fourth quarters -- the winter heating season.

     PEPL's market volumes are concentrated among approximately 20 utilities located in the Midwest market area that encompasses large portions of Michigan, Ohio, Indiana, Illinois and Missouri. PEPL's total deliveries increased 4% in 1996.

     Trunkline's major customers include eight utilities located in portions of Tennessee, Missouri, Illinois, Indiana and Michigan. Trunkline's total throughput increased 22% in 1996.

     PEPL and TETCO signed contracts to provide 50 BBtu/d of firm service to a new market, the greater Cincinnati area, starting in November 1996. The contracts with the Cincinnati Gas & Electric Co call for firm transportation service by TETCO and firm transportation and storage service by PEPL. Also, Trunkline will provide interruptible transportation service.

     In April 1996, PEPL and Trunkline began providing 85 BBtu/d of additional firm transportation service to CoEnergy Trading Company for its Michigan customers under five-year contracts.

     Trunkline filed with FERC in late 1996 for an expansion of its Terrebonne system with a planned 1998 in-service date, targeting expanding natural gas production in the Gulf of Mexico.

  Storage

     PEPL owns and operates three underground storage fields located in Illinois, Michigan and Oklahoma. Trunkline owns and operates one storage field in Louisiana. The combined maximum working gas capacity is 44 Bcf. Additionally, PEPL, through its Pan Gas Storage Company ("Pan Gas") subsidiary, is the owner of a storage field in Kansas with an estimated maximum capacity of 26 Bcf. PEPL is the operator of the field. Since the implementation of the Order 636 restructuring, PEPL, Trunkline and Pan Gas all offer firm and interruptible storage on an open-access basis. In addition to owning storage fields, PEPL also leases storage capacity. PEPL and Trunkline have retained the right to use up to 15 Bcf and 10 Bcf, respectively, of their storage capacity for system needs. In January 1997, PEPL filed with FERC to transfer its storage facilities to Pan Gas.

  Northern Border Partners, L.P.

     A PEPL subsidiary owns an approximate 8% interest (a 33% voting interest) in Northern Border Partners, L.P. ("Northern Border MLP"), consisting of general partner and subordinated limited partner interests. Northern Border MLP owns a 70% interest in Northern Border Pipeline Company ("Northern Border Pipeline"), which owns and operates a transmission system consisting of 969 miles of pipeline extending from the Canadian border through Montana to Iowa. Northern Border Pipeline transports natural gas both under traditional long-term contracts and on an open-access basis. It has a certificated transport capacity of 975 MMcf/d.

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

     Order 636 provided for the use of the straight fixed-variable rate design, which assigns return on equity, related taxes and other fixed costs to the reservation component of rates. In addition, Order 636 allows pipelines to recover eligible costs resulting from implementation of Order 636 ("transition costs"). On July 16, 1996, the U.S. Court of Appeals for the District of Columbia upheld, in general, all aspects of Order 636 and remanded certain issues, including recovery of gas supply realignment costs, for further explanation. This decision is on appeal to the U.S. Supreme Court. On February 27, 1997, FERC issued an order reaffirming the right of interstate pipelines to recover 100% of gas supply realignment costs. In addition, this matter is substantially mitigated by PEPL's transition cost settlements.

     Regulation of the importation and exportation of natural gas is vested in the Secretary of Energy, who has delegated various aspects of this jurisdiction to FERC and the Office of Fossil Fuels of the Department of Energy.

     PEPL and its subsidiaries are subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline safety requirements and to federal and state environmental legislation.

RATES AND REGULATORY PROCEEDINGS

     When rate cases are pending final FERC approval, a portion of the revenues collected by the Company's natural gas pipelines is subject to possible refund. A summary of the status of significant pending rate cases and related regulatory matters involving PEPL and Trunkline is contained in Note 4 of the Notes to Consolidated Financial Statements on pages 44 and 45 of the Annual Report, which are incorporated herein by reference.

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

ENVIRONMENTAL MATTERS

     For a discussion of environmental matters involving the Company, see Notes 11 and 12 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference. Except as set forth therein, compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise protecting the environment, are not expected to have a material effect upon the capital expenditures, earnings or financial position of the Company.

GENERAL MATTERS

     During 1996, no single customer accounted for 10% or more of the Company's consolidated revenues.

     While the Company does engage in some research and development activities, no such activities conducted during the past three years have been material to the Company's business, nor have there been any material customer-sponsored research activities during that period relating to the Company's business activities.

     PEPL and Trunkline are members of and provide support to the Gas Research Institute ("GRI"), which plans and manages research and development efforts for the gas industry. The funds used to support GRI are derived from a surcharge on the pipelines' rates pursuant to FERC authorization. Payments amounted to approximately $3.1 million, $5.1 million and $8.5 million in 1996, 1995 and 1994, respectively.

     Foreign operations and export sales are not material to the Company's business as a whole.

     As of December 31, 1996, the Company had approximately 1,100 employees.

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

                            [Map of PanEnergy Corp
                     Showing Pipelines, Storage Facilities,
                 Principal Supply Areas and Proposed Pipelines.]

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of PEPL's outstanding common stock, without par value, is owned by PanEnergy. In December 1996, July 1996 and December 1995, PEPL declared and paid dividends on common stock of $100 million, $100 million and $400 million, respectively, in the form of promissory notes due PanEnergy bearing interest at prime rates.

ITEM 6. SELECTED FINANCIAL DATA

     Selected consolidated financial and operating data is presented on Page F-17, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information is provided to facilitate increased understanding of the 1996 and 1995 consolidated financial statements and accompanying notes of the Company, and should be read in conjunction therewith and with the information set forth under Item 1. Because all of the outstanding capital stock of PEPL is owned by PanEnergy, the following discussion has been prepared in accordance with the reduced disclosure format permitted by Form 10-K for issuers that are wholly-owned subsidiaries of reporting companies under the Securities Exchange Act of 1934.

OPERATING ENVIRONMENT

     PEPL and Trunkline continue to advance projects that provide expanded services to meet the specific needs of customers. In 1996, Trunkline filed with FERC for a $50 million expansion of its Terrebonne system, with a planned 1998 in-service date, targeting expanding natural gas production in the Gulf of Mexico. In addition, PEPL and Trunkline offer selective discounting to maximize revenues from existing capacity.

RESULTS OF OPERATIONS

     The Company reported consolidated net income of $87.7 million in 1996 compared with $100.7 million in 1995.

  OPERATING INCOME AND EARNINGS BEFORE INTEREST AND TAX ANALYSIS

                      PANHANDLE EASTERN PIPE LINE COMPANY*

MILLIONS                                                       1996      1995
--------                                                      ------    ------
Transportation Revenue......................................  $278.2    $304.8
Storage Revenue.............................................    39.7      47.3
Other Revenue...............................................    20.6      19.6
                                                              ------    ------
TOTAL REVENUES..............................................   338.5     371.7
Operating Expenses..........................................   167.8     193.1
Depreciation and Amortization...............................    30.1      34.7
                                                              ------    ------
OPERATING INCOME............................................   140.6     143.9
Equity in Earnings of Northern Border Partners, L.P.........     4.4       7.2
Other Income, Net of Deductions.............................     4.3      (1.9)
                                                              ------    ------
EARNINGS BEFORE INTEREST AND TAX............................  $149.3    $149.2
                                                              ======    ======
VOLUMES, TBtu
Market area.................................................     654       619
Supply area.................................................      33        44
                                                              ------    ------
Total Deliveries............................................     687       663
                                                              ======    ======

---------------

     * Includes PEPL and other natural gas transmission entities owned by PEPL, exclusive of Trunkline.

     Operating income for 1996 was $140.6 million, compared to $143.9 million for 1995. Earnings before interest and tax for PEPL remained steady at $149.3 million in 1996. Earnings in 1996 included $19.6 million of income for the resolution of regulatory matters as compared to $25.5 million for similar resolutions in 1995. Higher earnings in 1996 from increased rate realization and colder weather combined with lower operating expenses more than offset $9.5 million of severance expense recorded in 1996. Revenue declines due to the transfer of gathering assets to an affiliate in August 1995 were substantially offset by related operating and depreciation expense reductions.

                             TRUNKLINE GAS COMPANY

MILLIONS                                                       1996      1995
--------                                                      ------    ------
Transportation Revenue......................................  $171.2    $151.2
Storage Revenue.............................................     2.1       2.4
Other Revenue...............................................     5.6       6.5
                                                              ------    ------
TOTAL REVENUES..............................................   178.9     160.1
Operating Expenses..........................................   108.2      92.1
Depreciation and Amortization...............................    23.5      22.4
                                                              ------    ------
OPERATING INCOME............................................    47.2      45.6
Other Income, Net of Deductions.............................    (0.4)      2.3
                                                              ------    ------
EARNINGS BEFORE INTEREST AND TAX............................  $ 46.8    $ 47.9
                                                              ======    ======
VOLUMES, TBtu
Market area.................................................     529       403
Supply area.................................................     103       116
                                                              ------    ------
Total Deliveries............................................     632       519
                                                              ======    ======

     Operating income for Trunkline increased $1.6 million in 1996 as compared with 1995. Higher transportation revenue from new contracts and colder weather in 1996 offset increased expenses resulting from the recognition of $10.3 million of nonrecurring additional lease expense and $5 million of severance expense in 1996. Earnings before interest and tax decreased $1.1 million in 1996 as compared with 1995.

  ELIMINATIONS

     Included in the amounts outlined above are several intercompany transactions that do not impact consolidated earnings before interest and tax.

  INTEREST EXPENSE

     Consolidated interest expense increased $24.2 million, or 64%, in 1996 compared with 1995 primarily a result of higher average debt balances outstanding due PanEnergy.

  INCOME TAX

     The effective tax rates for 1996 and 1995 differed from the statutory federal income tax rates primarily because of the effect of state income taxes.

CAPITAL EXPENDITURES

     Capital expenditures totaled $51.6 million in 1996, compared with $64.6 million in 1995. The Company currently expects to invest approximately $90 million in 1997 capital expenditures, with the majority of expenditures related to market expansion projects. Funding for 1997 capital expenditures is expected to be provided by cash from operations, periodic sales of customer accounts with limited recourse and/or the collection of intercompany amounts owed the Company. In addition, PEPL has an effective shelf registration statement with the Securities and Exchange Commission for the issuance of $100 million of unsecured debt securities.

INTERCOMPANY FINANCING ACTIVITY

     Net intercompany advances are carried as open accounts and are not segregated between current and non-current amounts. Effective January 1, 1995, intercompany advances do not bear interest. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures and debt payments of PanEnergy and its subsidiaries. The collection of advances receivable is subject to the availability of funds to PanEnergy, whose major sources of internally-generated funds include dividends and advances from subsidiaries. Advances and note receivable-parent aggregated $652.9 million and $566.9 million at December 31, 1996 and 1995, respectively.

     In December 1996, July 1996 and December 1995, PEPL declared and paid dividends on common stock of $100 million, $100 million and $400 million, respectively, in the form of promissory notes due PanEnergy bearing interest at prime rates.

FORWARD-LOOKING INFORMATION

     This report may contain certain forward-looking information regarding the Company, including projections, estimates, forecasts, plans and objectives. Although management believes that all such statements are based upon reasonable assumptions, no assurance can be given that the actual results will not differ materially from those contained in such forward-looking statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report or incorporated herein by reference:

          (1) The Consolidated Financial Statements of Panhandle Eastern Pipe Line Company and Subsidiaries are listed on the Index, page 11.

          (2) Exhibits filed herewith are designated by an asterisk (*); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

  EXHIBIT                                                                                FILE
  NUMBER               DESCRIPTION                   ORIGINALLY FILED AS EXHIBIT        NUMBER
  -------              -----------                   ---------------------------       --------
  3.01      Restated Certificate of               3.01 to Form 10-K of PEPL for the      1-2921
            Incorporation of Panhandle Eastern    year ended December 31, 1993
            Pipe Line Company, dated October
            25, 1993
  3.02      By-Laws of Panhandle Eastern Pipe     19(a) to Form 10-Q of PEPL for         1-2921
            Line Company, effective July 23,      quarter ended September 30, 1986
            1986
  4.01      Indenture, dated as of February 1,    4 to Form S-3 of PEPL filed          33-58552
            1993, between Panhandle Eastern       February 19, 1993
            Pipe Line Company and Morgan
            Guaranty Trust Company of New York
  4.02      Letter, dated February 24, 1994,      4.06 to Form 10-K of PEPL for the      1-2921
            from Nations Bank of Texas,           year ended December 31, 1993
            National Association accepting its
            appointment as successor Trustee
            with respect to all securities
            issued or to be issued under the
            Indenture dated as of February 1,
            1993, included as Exhibit 4.05
  10.01     Contract for Firm Transportation      10.41 to Form 10-K of PEC for the      1-8157
            of Natural Gas between Consumers      year ended December 31, 1989
            Power Company and Trunkline Gas
            Company, dated November 1, 1989,
            and Amendment, dated November 1,
            1989
  10.02     Contract for Firm Transportation      10.47 to Form 10-K of PEC for year     1-8157
            of Natural Gas between Consumers      ended December 31, 1991
            Power Company and Trunkline Gas
            Company, dated November 1, 1991
  10.03     Contract for Firm Transportation      10.3 to Form 10-K of PEPL for the      1-2921
            of Natural Gas between Consumers      year ended December 31, 1993
            Power Company and Trunkline Gas
            Company, dated September 1, 1993
  *23       Consent of KPMG Peat Marwick LLP
  *24       Powers of Attorney
  *27       Financial Data Schedule for
            December 31, 1996

     The total amount of securities of the Registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an Exhibit does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments.

     (b) Reports on Form 8-K

     No Reports on Form 8-K were filed during the fourth quarter of 1996.

              PANHANDLE EASTERN PIPE LINE COMPANY AND SUBSIDIARIES

                                     INDEX

                       FINANCIAL STATEMENTS AND SCHEDULES

                             ---------------------

                              FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-1
Consolidated Statement of Income............................  F-2
Consolidated Balance Sheet..................................  F-3
Consolidated Statement of Common Stockholder's Equity.......  F-5
Consolidated Statement of Cash Flows........................  F-6
Notes to Consolidated Financial Statements..................  F-7

     All Schedules are omitted because they are not applicable, not required or the information is included in the Consolidated Financial Statements or the Notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Panhandle Eastern Pipe Line Company:

     We have audited the accompanying consolidated balance sheets of Panhandle Eastern Pipe Line Company and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, common stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panhandle Eastern Pipe Line Company and Subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Houston, Texas
January 16, 1997

              PANHANDLE EASTERN PIPE LINE COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                               YEARS ENDED DECEMBER 31
                                                              --------------------------
MILLIONS                                                       1996      1995      1994
--------                                                      ------    ------    ------
OPERATING REVENUES
  Transportation and storage of natural gas.................  $510.1    $516.8    $535.9
  Sales of natural gas......................................      --        --     177.9
  Other.....................................................    23.5      23.2      26.1
                                                              ------    ------    ------
          Total (Notes 2, 3 and 5)..........................   533.6     540.0     739.9
                                                              ------    ------    ------
COSTS AND EXPENSES
  Natural gas purchased.....................................      --        --     177.9
  Operating and maintenance.................................   177.2     190.9     198.4
  General and administrative................................    83.5      72.2      86.3
  Depreciation and amortization (Note 8)....................    57.8      59.2      51.7
  Miscellaneous taxes.......................................    27.0      27.8      27.9
                                                              ------    ------    ------
          Total (Note 2)....................................   345.5     350.1     542.2
                                                              ------    ------    ------
Operating Income............................................   188.1     189.9     197.7
                                                              ------    ------    ------
OTHER INCOME AND DEDUCTIONS
  Equity in earnings of unconsolidated affiliates (Note
     7).....................................................     5.7       7.5       5.3
  Miscellaneous income......................................    16.9      10.7       2.7
  Miscellaneous deductions (Note 3).........................   (12.9)    (10.7)     (6.5)
                                                              ------    ------    ------
          Total.............................................     9.7       7.5       1.5
                                                              ------    ------    ------

Earnings Before Interest and Tax............................   197.8     197.4     199.2
                                                              ------    ------    ------
Interest Income -- Parent...................................      --        --      42.6
                                                              ------    ------    ------
INTEREST EXPENSE
  Long-term debt............................................    26.0      36.9      45.0
  Parent....................................................    34.8      (0.3)       --
  Other.....................................................     1.0       1.0       2.5
                                                              ------    ------    ------
          Total (Note 9)....................................    61.8      37.6      47.5
                                                              ------    ------    ------
Earnings Before Income Tax..................................   136.0     159.8     194.3
Income Tax (Note 4).........................................    48.3      59.1      75.8
                                                              ------    ------    ------
NET INCOME..................................................  $ 87.7    $100.7    $118.5
                                                              ======    ======    ======

          See accompanying notes to consolidated financial statements

              PANHANDLE EASTERN PIPE LINE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                   DECEMBER 31
                                                              ----------------------
MILLIONS                                                         1996         1995
--------                                                      ---------    ---------
CURRENT ASSETS
  Cash and cash equivalents.................................  $     0.1    $     0.2
  Accounts receivable
     Customers (Note 5).....................................       48.6         58.7
     Affiliates (Note 2)....................................        5.0          6.1
     Other..................................................        4.5          3.4
  Inventory and supplies (Note 6)...........................       44.3         55.3
  Current deferred income tax (Note 4)......................        8.6         13.0
  Other (Notes 3 and 6).....................................       57.4         46.1
                                                              ---------    ---------
          Total.............................................      168.5        182.8
                                                              ---------    ---------

INVESTMENTS
  Advances and note receivable -- parent (Note 2)...........      652.9        566.9
  Other (Note 7)............................................       51.7         48.3
                                                              ---------    ---------
          Total.............................................      704.6        615.2
                                                              ---------    ---------

PLANT, PROPERTY AND EQUIPMENT
  Original cost (Note 8)....................................    2,672.2      2,782.1
  Accumulated depreciation and amortization.................   (1,749.6)    (1,818.8)
                                                              ---------    ---------
          Net plant, property and equipment.................      922.6        963.3
                                                              ---------    ---------

DEFERRED CHARGES (Notes 1 and 3)............................      104.2        155.1
                                                              ---------    ---------

TOTAL ASSETS................................................  $ 1,899.9    $ 1,916.4
                                                              =========    =========

          See accompanying notes to consolidated financial statements

              PANHANDLE EASTERN PIPE LINE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                  DECEMBER 31
                                                              --------------------
MILLIONS                                                        1996        1995
--------                                                      --------    --------
CURRENT LIABILITIES
  Long-term debt due within one year (Note 9)...............  $     --    $    4.5
  Notes payable -- parent (Note 9)..........................     600.0       400.0
  Rate refund provisions (Note 3)...........................      37.0        53.3
  Accounts payable
     Trade..................................................      10.8        10.6
     Affiliates (Note 2)....................................      19.6        20.4
  Accrued income tax -- parent (Note 4).....................      63.4        55.3
  Other accrued taxes.......................................      23.0        18.8
  Other (Note 6)............................................      87.9        88.1
                                                              --------    --------
          Total.............................................     841.7       651.0
                                                              --------    --------
DEFERRED LIABILITIES AND CREDITS
  Deferred income tax (Note 4)..............................      83.5       176.5
  Rate refund provisions (Note 3)...........................      81.5        66.4
  Other.....................................................      98.3       115.3
                                                              --------    --------
          Total.............................................     263.3       358.2
                                                              --------    --------
LONG-TERM DEBT (Note 9).....................................     299.2       299.2
                                                              --------    --------
COMMITMENTS AND CONTINGENT LIABILITIES (Notes 3, 5, 7, 10,
  11, 12 and 13)

COMMON STOCKHOLDER'S EQUITY
  Common stock, one thousand shares authorized,
     issued and outstanding, no par value...................       1.0         1.0
  Paid-in capital...........................................     465.9       465.9
  Retained earnings.........................................      28.8       141.1
                                                              --------    --------
          Total.............................................     495.7       608.0
                                                              --------    --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..................  $1,899.9    $1,916.4
                                                              ========    ========

          See accompanying notes to consolidated financial statements

              PANHANDLE EASTERN PIPE LINE COMPANY AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER'S EQUITY

                                                                 YEARS ENDED DECEMBER 31
                                                              -----------------------------
MILLIONS                                                       1996       1995       1994
--------                                                      -------    -------    -------
COMMON STOCK................................................  $   1.0    $   1.0    $   1.0
                                                              -------    -------    -------
PAID-IN CAPITAL
  Balance at beginning of year..............................    465.9      471.8      471.8
  Other.....................................................       --       (5.9)        --
                                                              -------    -------    -------
  Balance at end of year....................................    465.9      465.9      471.8
                                                              -------    -------    -------
RETAINED EARNINGS
  Balance at beginning of year..............................    141.1      440.4      621.9
  Net income................................................     87.7      100.7      118.5
  Common stock dividends paid...............................   (200.0)    (400.0)    (300.0)
                                                              -------    -------    -------
  Balance at end of year....................................     28.8      141.1      440.4
                                                              -------    -------    -------
TOTAL COMMON STOCKHOLDER'S EQUITY...........................  $ 495.7    $ 608.0    $ 913.2
                                                              =======    =======    =======

          See accompanying notes to consolidated financial statements

              PANHANDLE EASTERN PIPE LINE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31
                                                              -----------------------------
MILLIONS                                                       1996       1995       1994
--------                                                      -------    -------    -------
OPERATING ACTIVITIES
  Net income................................................  $  87.7    $ 100.7    $ 118.5
  Adjustments to reconcile net income to operating cash
     flows
     Depreciation and amortization..........................     57.8       59.2       51.7
     Deferred income tax expense (benefit)..................    (87.9)      (3.7)      16.1
     Interest income -- parent..............................       --         --      (42.6)
     Regulatory resolutions.................................    (16.2)     (20.7)     (27.3)
     Other non-cash items in net income.....................     19.3       (1.1)      (3.5)
     Net change in operating assets and liabilities (detail
       below)...............................................     43.4       17.7       49.7
                                                              -------    -------    -------
  Net Cash Flows Provided by Operating Activities...........    104.1      152.1      162.6
                                                              -------    -------    -------
INVESTING ACTIVITIES
  Capital expenditures......................................    (51.6)     (64.6)     (83.5)
  Net decrease (increase) in advances and note
     receivable -- parent...................................    (84.2)      25.6      271.4
  Property retirements and other............................     29.7       13.4       25.6
                                                              -------    -------    -------
  Net Cash Flows Provided by (Used in) Investing
     Activities.............................................   (106.1)     (25.6)     213.5
                                                              -------    -------    -------
FINANCING ACTIVITIES
  Retirement of debt........................................       --     (125.1)    (175.1)
  Issuance of debt..........................................       --         --       99.9
  Dividends paid............................................       --         --     (300.0)
  Net increase (decrease) in accounts payable -- banks......      1.9       (1.6)       0.2
  Other.....................................................       --         --       (1.1)
                                                              -------    -------    -------
  Net Cash Flows Provided by (Used in) Financing
     Activities.............................................      1.9     (126.7)    (376.1)
                                                              -------    -------    -------
NET CHANGE IN CASH
  Decrease in cash and cash equivalents.....................     (0.1)      (0.2)        --
  Cash and cash equivalents, beginning of year..............      0.2        0.4        0.4
                                                              -------    -------    -------
  Cash and Cash Equivalents, End of Year....................  $   0.1    $   0.2    $   0.4
                                                              =======    =======    =======
NET CHANGE IN OPERATING ASSETS AND LIABILITIES
  Accounts receivable.......................................  $ (31.0)   $ (11.4)   $  47.6
  Inventory and supplies....................................     11.0       10.4        3.8
  Income tax -- parent......................................      8.2      (13.7)     (12.0)
  Other current assets......................................     (1.5)      24.1       20.9
  Rate refund provisions....................................      6.7       15.3       47.7
  Accounts payable..........................................     (2.5)       2.7      (35.2)
  Other current liabilities.................................     23.2       (3.8)     (14.8)
  Transition cost recoveries (payments), net................     11.9       (0.1)       9.9
  Other deferred charges and liabilities, net...............     17.4       (5.8)     (18.2)
                                                              -------    -------    -------
  Total.....................................................  $  43.4    $  17.7    $  49.7
                                                              =======    =======    =======
SUPPLEMENTAL DISCLOSURES
  Cash paid for interest (net of amount capitalized)........  $  62.2    $  39.7    $  43.0
  Cash paid for income tax (including intercompany
     amounts)...............................................     59.8       78.9      103.0

          See accompanying notes to consolidated financial statements

              PANHANDLE EASTERN PIPE LINE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX                                                                 PAGE
-----                                                                 ----
  1.    Accounting Policies Summary.................................   F-7
  2.    Transactions with Affiliates................................   F-8
  3.    Natural Gas Revenues and Regulatory Matters.................   F-9
  4.    Income Tax..................................................  F-10
  5.    Financial Instruments and Credit Risk.......................  F-11
  6.    Inventory and Gas Imbalances................................  F-11
  7.    Investments.................................................  F-12
  8.    Plant, Property and Equipment...............................  F-12
  9.    Debt and Credit Facilities..................................  F-12
 10.    Leases......................................................  F-13
 11.    Environmental Matters.......................................  F-13
 12.    Litigation..................................................  F-13
 13.    Pension and Other Benefits..................................  F-14

1. ACCOUNTING POLICIES SUMMARY

     The accounting policies are presented to assist the reader in evaluating the consolidated financial statements of Panhandle Eastern Pipe Line Company
(PEPL) and its subsidiaries (the Company), including Trunkline Gas Company (Trunkline). PEPL is a wholly-owned subsidiary of PanEnergy Corp (PanEnergy). Certain amounts for prior years have been reclassified in the consolidated financial statements to conform to the current presentation.

     The Company is primarily involved in the interstate transportation and storage of natural gas. The interstate gas transmission and storage operations of PEPL and Trunkline are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). PEPL and Trunkline meet the criteria and, accordingly, follow the reporting and accounting requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain net costs totaling $104.9 million have been deferred as regulatory assets for amounts recoverable from customers, including costs related to environmental matters, Order 636 transition, certain employee benefits and the early retirement of debt. PEPL and Trunkline regularly evaluate the continued applicability of SFAS No. 71, considering such factors as regulatory changes and the impact of competition.

     Principles of Consolidation. The consolidated financial statements include the accounts of PEPL and all subsidiaries. Significant intercompany items have been eliminated in consolidation. Investments in 20% to 50%-owned affiliates and in less than 20%-owned affiliates where the Company has general partnership interests and significant influence over operations are accounted for on the equity method. See Note 7.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts in the financial statements. Actual results could differ from those estimates.

     Revenue Recognition. The Company recognizes transportation and storage revenues in the period service is provided. When rate cases are pending final FERC approval, a portion of the revenues collected by each interstate natural gas pipeline is subject to possible refund. The Company has established adequate reserves where required for such cases. See Note 3 for a summary of pending rate cases before FERC and related regulatory matters.

     Cash and Cash Equivalents. All liquid investments with maturities at date of purchase of three months or less are considered cash equivalents.

     Plant, Property and Equipment. Plant, property and equipment is stated at original cost, which does not purport to represent replacement or realizable value. Assets are grouped and evaluated for potential impairment based on the ability to identify separate cash flows generated therefrom.

     At the time FERC-regulated properties are retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation and amortization. When entire FERC-regulated operating units are sold or non-regulated properties are retired or sold, the plant and related accumulated depreciation and amortization accounts are reduced and any gain or loss is credited or charged to income, unless otherwise required by FERC. Depreciation of plant, property and equipment is computed using the straight-line method. See
Note 8.

     Early Retirement of Debt. The Company defers certain costs and losses, as permitted by FERC, related to the early retirement of long-term debt and amortizes such amounts as they are recovered through rates. At December 31, 1996 and 1995, other deferred charges included $12.5 million and $15.3 million, respectively, of such costs.

     Interest Cost Capitalization. The Company capitalizes interest on major projects during construction. The rates used by PEPL and Trunkline are calculated pursuant to FERC rules and include an allowance for equity funds.

     Deferred Income Tax. The Company follows the asset and liability method of accounting for income tax. Under this method, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. See Note 4.

2. TRANSACTIONS WITH AFFILIATES

     A summary of transactions with affiliates included in the consolidated statement of income follows:

                                                                YEARS ENDED DECEMBER 31
                                                              ---------------------------
MILLIONS                                                       1996      1995      1994
--------                                                      -------   -------   -------
Transportation of natural gas...............................  $  30.2   $  33.4   $  38.4
Other operating revenues....................................      8.8      10.7      16.2
Natural gas purchased.......................................       --        --      58.3
Operating expenses
  Billed to affiliates......................................      2.5       2.4       2.2
  Billed from affiliates....................................      3.7       2.6       6.5
General and administrative expenses
  Billed to affiliates......................................      4.8       4.2       3.0
  Billed from affiliates....................................     64.2      45.9      55.7
Interest expense............................................     34.8      (0.3)       --
Interest income.............................................       --        --      42.6

     During 1994, net intercompany advances bore interest at variable rates based on LIBOR (London Interbank Offered Rates). Effective January 1, 1995, intercompany advances do not bear interest. Advances are carried as open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures and debt payments of PanEnergy and its subsidiaries. The collection of advances receivable is subject to the availability of funds to PanEnergy, whose major sources of internally-generated funds include dividends and advances from subsidiaries.

     See Notes 4, 7 and 13 for discussion of other specific transactions with affiliates.

3. NATURAL GAS REVENUES AND REGULATORY MATTERS

  FERC Order 636 and Transition Costs

     PEPL and Trunkline primarily provide transportation and storage services pursuant to FERC Order 636. Order 636 allows pipelines to recover eligible costs resulting from implementation of the order (transition costs). On July 16, 1996, the U.S. Court of Appeals for the District of Columbia upheld, in general, all aspects of Order 636 and remanded certain issues, including recovery of gas supply realignment (GSR) costs, for further explanation. This decision is on appeal to the U.S. Supreme Court. On February 27, 1997, FERC issued an order reaffirming the right of interstate pipelines to recover 100% of GSR costs. In addition, this matter is substantially mitigated by PEPL's transition cost settlements with customers.

     In 1993, the U.S. Department of the Interior (the Department) announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. PEPL and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. On August 27, 1996, the U.S. Court of Appeals for the District of Columbia overturned a lower court ruling in favor of the government in litigation brought on behalf of producers. The Department's petition for rehearing was denied in November 1996. The Department may continue to seek further appellate review. If PEPL and Trunkline ultimately have to reimburse or indemnify the producers, they will file with FERC to recover a portion of these costs from pipeline customers. The Company believes the resolution of this matter will not have a material adverse effect on the Company's consolidated financial position.

  Jurisdictional Transportation and Sales Rates

     PEPL. On April 1, 1992 and November 1, 1992, PEPL placed into effect, subject to refund, general rate increases. On September 12, 1996, PEPL filed a settlement proposal relating to both rate proceedings on behalf of itself and the majority of its largest customers. On December 20, 1996 and February 26, 1997, FERC approved PEPL's settlement agreement which resolves refund matters and establishes prospective rates for settling parties. The agreement, which remains subject to rehearing, terminates other actions relating to these proceedings as well as PEPL's restructuring of rates and transition cost recoveries related to Order 636. The settlement requires refunds to customers by PEPL of approximately $38 million for the period from April 1, 1992 through March 31, 1997, including principal and interest, and will not have a material impact on future operating revenues.

     As a result of the resolution of matters in certain proceedings, PEPL recorded pre-tax earnings of $8 million, $20.6 million and $25 million in 1996, 1995 and 1994, respectively.

     Trunkline. Effective August 1, 1996, Trunkline placed into effect a general rate increase, subject to refund. The rate proceeding is in the discovery phase with hearings scheduled to commence in the third quarter of 1997.

     Other. At December 31, 1996 and 1995, regulatory assets of $9.9 million and $0.3 million (1996), and $9.5 million and $4.3 million (1995), were included in other current assets and deferred charges, respectively, related to gas purchase and transportation contract settlements in prior years.

4. INCOME TAX

     The Company's taxable income is included in a consolidated federal income tax return with PanEnergy. Therefore, income tax has been provided in accordance with PanEnergy's tax allocation policy, which requires regulated subsidiaries to calculate federal income tax as if separate taxable income, as defined, was reported.

     Income tax as presented in the consolidated statement of income is summarized as follows:

                                                            YEARS ENDED DECEMBER 31
                                                            ------------------------
MILLIONS                                                     1996     1995     1994
--------                                                    ------    -----    -----
Current
  Federal.................................................  $123.1    $54.0    $50.8
  State...................................................    13.1      8.8      8.9
                                                            ------    -----    -----
          Total current...................................   136.2     62.8     59.7
                                                            ------    -----    -----
Deferred
  Federal.................................................   (75.6)     2.3     11.1
  State...................................................   (12.3)    (6.0)     5.0
                                                            ------    -----    -----
          Total deferred..................................   (87.9)    (3.7)    16.1
                                                            ------    -----    -----
Total income tax..........................................  $ 48.3    $59.1    $75.8
                                                            ======    =====    =====

     Total income tax differs from the amount computed by applying the federal income tax rate to income before income tax. The reasons for this difference are as follows:

                                                             YEARS ENDED DECEMBER 31
                                                             -----------------------
MILLIONS                                                     1996     1995     1994
--------                                                     -----    -----    -----
Federal income tax rate....................................    35%      35%      35%
                                                             =====    =====    =====
Income tax, computed at the statutory rate.................  $47.6    $55.9    $68.0
Adjustments resulting from
  State income tax, net of federal income tax effect.......    0.5      1.8      9.1
  Other items, net.........................................    0.2      1.4     (1.3)
                                                             -----    -----    -----
          Total income tax.................................  $48.3    $59.1    $75.8
                                                             =====    =====    =====
Effective tax rate.........................................  35.5%    37.0%    39.0%
                                                             =====    =====    =====

     The tax effects of temporary differences that resulted in deferred income tax assets and liabilities, and a description of the significant financial statement items that created these differences, are as follows:

                                                                 DECEMBER 31
                                                              ------------------
MILLIONS                                                       1996       1995
--------                                                      -------    -------
Deferred liabilities and credits............................  $ 114.2    $  69.9
Rate refund provisions......................................     13.3       16.2
Other.......................................................      8.8        9.0
                                                              -------    -------
          Total deferred income tax assets..................    136.3       95.1
                                                              -------    -------
Plant, property and equipment...............................   (129.8)    (149.1)
Deferred charges............................................    (46.8)     (63.2)
Investments.................................................    (16.0)     (16.7)
State deferred income tax, net of federal tax effect........     (5.1)     (13.4)
Other current assets........................................     (7.3)      (7.0)
Other.......................................................     (6.2)      (9.2)
                                                              -------    -------
          Total deferred income tax liabilities.............   (211.2)    (258.6)
                                                              -------    -------
Net deferred income tax liability, net of current amounts...  $ (74.9)   $(163.5)
                                                              =======    =======

5. FINANCIAL INSTRUMENTS AND CREDIT RISK

  Financial Instruments

                                                                             APPROXIMATE
MILLIONS                                                        BOOK VALUE    FAIR VALUE
--------                                                       ----------    -----------
                                                                 ASSETS (LIABILITIES)
DECEMBER 31, 1996
  Cash.............................................             $   0.1        $   0.1
  Other current receivables........................                 4.5            4.5
  Notes payable -- parent..........................  Note 9      (600.0)        (600.0)*
  Long-term debt...................................  Note 9      (299.2)        (302.6)*
DECEMBER 31, 1995
  Cash.............................................             $   0.2        $   0.2
  Other current receivables........................                 3.4            3.4
  Note payable -- parent...........................  Note 9      (400.0)        (400.0)*
  Long-term debt...................................  Note 9      (303.7)        (318.0)*

---------------

     * Based on quoted market prices for the same or similar issues, discounted cash flows and/or rates currently available to the Company for debt with similar terms and remaining maturities.

     PanEnergy's four interstate natural gas pipelines have implemented an agreement to sell with limited recourse, on a continuing basis, current accounts receivable at a discount. At December 31, the Company had a $34 million liability recorded for collections by the Company of accounts receivable sold in December 1996. In 1993, the Company sold liquefied natural gas (LNG) project settlement receivables, with limited recourse. At December 31, 1996, $29.9 million remained outstanding on the LNG settlement receivables sold. In the opinion of management, the probability that the Company will be required to perform under either of the above recourse provisions is remote.

     The following financial instruments have no book value associated with them and there are no fair values readily determinable since quoted market prices are not available: recourse provisions of the LNG project settlement and trade accounts receivable sales agreements, and the Northern Border Pipeline Company (Northern Border Pipeline) transportation agreement guarantee (Note 7). The fair values of advances and note receivable-parent are not readily determinable since such amounts are carried as open accounts. See Note 2.

     Significant Customers and Concentrations. Customer billings that exceeded 10% of consolidated revenues during the years ended December 31, 1996, 1995 or 1994 were those to Consumers Power Company totaling $48.5 million, $54.5 million and $251.7 million, respectively.

     The Company's primary market area is located in the Midwest region of the United States. The Company has a concentration of receivables due from gas and electric utilities in this area, which may affect the Company's overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory or other factors. Trade receivables are generally not collateralized; however, the Company analyzes customers' credit positions, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.

6. INVENTORY AND GAS IMBALANCES

     Inventory and supplies, which include gas held for operations, are recorded using the average cost and last-in first-out methods ($31.1 million and $13.2 million, respectively, at December 31, 1996, and $33.1 million and $22.2 million, respectively, at December 31, 1995) and do not exceed recoverable cost. The consolidated balance sheet includes in-kind balances as a result of differences in gas volumes received and delivered. At December 31, 1996 and 1995, other current assets and other current liabilities included $20.4 million and $14.1 million (1996), and $11.1 million and $11.2 million (1995), respectively, for these imbalances.

7. INVESTMENTS

     Northern Border Partners, L.P. Northern Border Partners, L.P. is a master limited partnership (MLP) that owns 70% of Northern Border Pipeline, a partnership operating a pipeline transporting natural gas from Canada to the Midwest area of the United States. The Company has general partner interests as well as subordinated limited partnership interests, totaling 8%, in Northern Border Partners, L.P., and through the MLP, an effective 6% ownership interest in Northern Border Pipeline.

     Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border Pipeline, PEPL guarantees payment to Northern Border Pipeline under a transportation agreement by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $94.4 million for 1997 through 2001. In the opinion of management, the probability that PEPL will be required to perform under this guarantee is remote.

     Westana Gathering Company. Westana Gathering Company is a joint venture that provides gathering, processing and marketing services for natural gas producers in Oklahoma.

     Undistributed earnings of investments in affiliates were $15.5 million and $16.8 million at December 31, 1996 and 1995, respectively. Distributions and dividends received by the Company amounted to $6.9 million in 1996 and $5 million in both 1995 and 1994.

8. PLANT, PROPERTY AND EQUIPMENT

     A summary of plant, property and equipment by classification follows:

                                                                         DECEMBER 31
                                                   DEPRECIATION      --------------------
MILLIONS                                               RATES           1996        1995
--------                                            ------------     --------    --------
Transmission.......................................      2%          $1,933.0    $1,972.0
Gathering..........................................   1% - 7%           215.6       294.9
Underground storage................................   3% - 4%           319.5       319.2
General plant......................................   4% - 13%          180.4       171.7
Construction work in progress......................      --              23.7        24.3
                                                                     --------    --------
          Total plant, property and equipment......                  $2,672.2    $2,782.1
                                                                     ========    ========

9. DEBT AND CREDIT FACILITIES

     A summary of long-term debt follows:

                                                                DECEMBER 31
                                                              ----------------
MILLIONS                                                       1996      1995
--------                                                      ------    ------
Notes
  4% maturing 1996..........................................  $   --    $  4.5
  7 7/8% maturing 2004......................................   100.0     100.0
Debentures
  7.95% maturing 2023.......................................   100.0     100.0
  7.2% maturing 2024........................................   100.0     100.0
Unamortized Discount........................................    (0.8)     (0.8)
Less Current Maturities.....................................      --      (4.5)
                                                              ------    ------
          Total Long-term Debt..............................  $299.2    $299.2
                                                              ======    ======

     The interest rates indicated were in effect on principal balances outstanding at December 31, 1996. Interest costs capitalized in 1996, 1995 and 1994 were $0.3 million each year.

     In December 1996, PEPL declared and paid a dividend on common stock of $100 million in the form of a promissory note due PanEnergy bearing interest at prime rate and maturing on June 30, 1997. In July 1996 and December 1995, PEPL declared and paid dividends on common stock of $100 million and $400 million, respectively, in the form of promissory notes due PanEnergy maturing on December 31, 1996 and June 30, 1996, respectively. In 1996, these notes were cancelled and a new note was issued for $500 million bearing interest at prime rate and maturing on June 30, 1997.

     PEPL has an effective shelf registration statement with the Securities and Exchange Commission for the issuance of $100 million of unsecured debt securities.

10. LEASES

     The Company utilizes assets under operating leases in several areas of operations. Consolidated rental expense for these leases and for lease expenses allocated from affiliates amounted to $29.6 million, $16.8 million and $13.2 million in 1996, 1995 and 1994, respectively. Minimum rental payments under the Company's various operating leases for the years 1997 through 2001 are $23 million, $9.5 million, $8.7 million, $7.3 million and $4.6 million, respectively. Thereafter, payments aggregate $1.7 million.

11. ENVIRONMENTAL MATTERS

     The Company has identified environmental contamination at certain sites on the PEPL and Trunkline systems and is undertaking cleanup programs at these sites. The contamination resulted from the past use of lubricants containing PCBs (polychlorinated biphenyls) and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. The Company has communicated with the Environmental Protection Agency and appropriate state regulatory agencies on these matters. Environmental cleanup programs are expected to continue until 2002.

     The Company previously accrued amounts related to remaining estimated cleanup costs. Those amounts represent an estimate of probable gross cleanup costs to be incurred by the Company, have not been discounted or reduced by customer recoveries and do not include fines, penalties or third-party claims.

     The federal and state cleanup programs are not expected to interrupt or diminish the Company's ability to deliver natural gas to customers. The Company believes the resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations or financial position due to customer settlements and past experience with environmental cleanup costs.

12. LITIGATION

     On August 31, 1995, Midwest Gas Storage, Inc. (Midwest) filed suit against PEPL and PanEnergy in the 58th Judicial District Court, Jefferson County, Texas, alleging that PEPL breached an interconnection agreement with Midwest and used its superior bargaining position to force Midwest to accept terms and conditions which were not in the original agreement. Amended petitions filed in 1996 further allege that PEPL and PanEnergy, through economic coercion, have attempted to drive Midwest out of business. Asserting fraud and violations of Texas anti-trust laws, among other counts, Midwest seeks compensatory and punitive damages in unspecified amounts. On February 21, 1997, the defendants removed the case to the U.S. District Court for the Eastern District of Texas, Beaumont Division. The Company believes the resolution of this matter will not have a material adverse effect on the Company's consolidated results of operations or financial position.

     A lawsuit filed in the United States District Court for the District of Columbia by natural gas producer Jack Grynberg was served in July 1996 naming PEPL, Trunkline and certain affiliated companies as defendants, among others. The action was brought under the federal False Claims Act against 70 defendants, including every major pipeline, asserting that the defendants intentionally underreported volumes and heating content of gas purchased from producers on federal and Indian lands, with the result that the United States was underpaid royalties. The plaintiff seeks recovery of royalty amounts due the United States, treble damages and civil penalties. Because this matter is in the early stages of litigation, the Company cannot estimate the effect of this issue based on information currently available.

     The Company is also involved in various other legal actions and claims arising in the normal course of business. Based upon its current assessment of the facts and the law, management does not believe that the outcome of any such action or claim will have a material adverse effect upon the consolidated results of operations or financial position of the Company. However, these actions and claims in the aggregate seek substantial damages against the Company and are subject to the uncertainties inherent in any litigation. The Company is defending itself vigorously in all the above suits.

13. PENSION AND OTHER BENEFITS

     Pension Benefits. PanEnergy has, and the Company participates in, a non-contributory trusteed pension plan covering eligible employees with a minimum of one year vesting service. The plan provides pension benefits for eligible employees of the Company that are generally based on an employee's years of benefit accrual service and highest average eligible earnings. PanEnergy's policy is to fund amounts, as necessary, on an actuarial basis to provide assets sufficient to meet the benefits to be paid to plan members.

     The components of the Company's net pension benefit, allocated by PanEnergy, are as follows:

                                                            YEARS ENDED DECEMBER 31
                                                           --------------------------
MILLIONS                                                    1996      1995      1994
--------                                                   ------    ------    ------
Actual return on plan assets.............................  $ 42.2    $ 56.3    $ (0.7)
Amount deferred..........................................   (17.5)    (32.8)     23.6
                                                           ------    ------    ------
Expected return on plan assets...........................    24.7      23.5      22.9
Service cost benefits earned during the period...........    (4.6)     (4.0)     (4.6)
Interest cost on projected benefit obligations...........   (11.5)    (11.6)    (11.1)
Net amortization.........................................     2.4       2.7       2.7
                                                           ------    ------    ------
          Net pension benefit............................  $ 11.0    $ 10.6    $  9.9
                                                           ======    ======    ======

     Assumptions used in the Company's pension and other postretirement benefits accounting are as follows:

                                                                  DECEMBER 31
                                                              --------------------
PERCENT                                                       1996    1995    1994
-------                                                       ----    ----    ----
Discount rate...............................................   7.5     7.5     8.5
Rate of increase in compensation levels.....................   5.0     5.0     5.0
Expected long-term rate of return on plan assets............   9.5     9.5     9.5
Assumed tax rate, where applicable..........................  39.6    39.6    39.6

     PanEnergy also sponsors, and the Company participates in, an employee savings plan which covers substantially all employees. The Company expensed plan contributions of $3.4 million, $3.8 million and $4.3 million in 1996, 1995 and 1994, respectively.

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

     The Company accrues such benefit costs over the active service period of employees to the date of full eligibility for the benefits. The net unrecognized transition obligation, resulting from the implementation of accrual accounting in 1993, is being amortized over approximately 20 years.

     It is the Company's and PanEnergy's general policy to fund accrued postretirement health care costs. PanEnergy's retiree life insurance plan is fully funded based on actuarially-determined requirements. FERC policy generally allows, subject to individual pipeline proceedings, for current rate recovery of funded accrued postretirement benefit costs including amortization of the transition obligation. PEPL's and Trunkline's postretirement costs are included in current tariff rates.

     The components of the Company's net postretirement benefits cost, allocated by PanEnergy, are as follows:

                                                              YEARS ENDED DECEMBER 31
                                                              -----------------------
MILLIONS                                                      1996     1995     1994
--------                                                      -----    -----    -----
Actual return on plan assets................................  $ 6.3    $13.6    $  --
Amount deferred.............................................   (0.5)    (8.2)     5.3
                                                              -----    -----    -----
Expected return on plan assets..............................    5.8      5.4      5.3
Service cost benefits earned during the period..............   (0.8)    (0.7)    (0.9)
Interest cost on accumulated obligations....................   (8.5)    (8.8)    (8.5)
Net amortization and deferral...............................   (3.6)    (2.2)    (2.3)
                                                              -----    -----    -----
          Net postretirement benefits cost..................  $(7.1)   $(6.3)   $(6.4)
                                                              =====    =====    =====

     The assumed health care cost trend rate used to estimate postretirement benefits was 7% for 1997. The health care cost trend rate is expected to decrease, with a 5.5% ultimate trend rate expected to be achieved by 1999. The effect of a 1% increase in the assumed health care cost trend rate for each future year is $0.4 million on the annual aggregate postretirement benefit cost and $5.5 million on PanEnergy's accumulated postretirement benefit obligation attributable to the Company at December 31, 1996.

     Other Postemployment Benefits. The Company accrues such benefit costs provided by the Company to certain former or inactive employees. PEPL has received permission from FERC to defer such costs, pending future rate filings requesting recovery. Trunkline is recovering such costs in current tariff rates over a ten-year period.

              PANHANDLE EASTERN PIPE LINE COMPANY AND SUBSIDIARIES

                     CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                                      QUARTERS ENDED
                                                        -------------------------------------------
MILLIONS                                                MARCH 31   JUNE 30    SEPT. 30     DEC. 31
--------                                                --------   --------   ---------   ---------
1996
  Operating revenues..................................   $151.4     $118.4     $123.2      $140.6
  Operating expenses..................................     98.0       73.9       88.3        85.3
                                                         ------     ------     ------      ------
  Operating income....................................     53.4       44.5       34.9        55.3
  Other income, net of deductions.....................      0.9        3.3       12.2        (6.7)
                                                         ------     ------     ------      ------
  Earnings before interest and tax....................     54.3       47.8       47.1        48.6
  Interest expense....................................     15.0       14.4       15.5        16.9
                                                         ------     ------     ------      ------
  Earnings before income tax..........................     39.3       33.4       31.6        31.7
  Income tax..........................................     15.3       12.9       12.3         7.8
                                                         ------     ------     ------      ------
  Net income..........................................   $ 24.0     $ 20.5     $ 19.3      $ 23.9
                                                         ======     ======     ======      ======

1995
  Operating revenues..................................   $142.4     $124.9     $140.4      $132.3
  Operating expenses..................................     91.1       87.8       88.0        83.2
                                                         ------     ------     ------      ------
  Operating income....................................     51.3       37.1       52.4        49.1
  Other income, net of deductions.....................      0.5       (0.5)       2.4         5.1
                                                         ------     ------     ------      ------
  Earnings before interest and tax....................     51.8       36.6       54.8        54.2
  Interest expense....................................     10.4        9.8       10.0         7.4
                                                         ------     ------     ------      ------
  Earnings before income tax..........................     41.4       26.8       44.8        46.8
  Income tax..........................................     16.3       10.5       17.7        14.6
                                                         ------     ------     ------      ------
  Net income..........................................   $ 25.1     $ 16.3     $ 27.1      $ 32.2
                                                         ======     ======     ======      ======

     Certain amounts for the prior year have been reclassified to conform to the current reporting presentation.

              PANHANDLE EASTERN PIPE LINE COMPANY AND SUBSIDIARIES

         SUMMARY OF SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

                                                       YEARS ENDED DECEMBER 31
                                    -------------------------------------------------------------
MILLIONS                              1996        1995        1994          1993          1992
--------                            ---------   ---------   ---------     ---------     ---------
OPERATING REVENUES................  $   533.6   $   540.0   $   739.9     $   870.5     $   972.0(1)
COSTS AND EXPENSES
  Natural gas purchased...........         --          --       177.9         281.3         359.0
  Operating and maintenance.......      177.2       190.9       198.4         232.6         244.7
  Depreciation and amortization...       57.8        59.2        51.7          55.6          72.8
  Other costs and expenses........      110.5       100.0       114.2         123.2         138.5
                                    ---------   ---------   ---------     ---------     ---------
OPERATING INCOME..................  $   188.1   $   189.9   $   197.7     $   177.8     $   157.0
EARNINGS BEFORE INTEREST AND
TAX...............................  $   197.8   $   197.4   $   199.2     $   234.2     $   153.1
INTEREST EXPENSE..................  $    61.8   $    37.6   $    47.5     $    55.7     $    57.4
NET INCOME........................  $    87.7   $   100.7   $   118.5     $   120.1(2)  $    62.5(1)

PLANT, PROPERTY AND EQUIPMENT.....  $ 2,672.2   $ 2,782.1   $ 2,742.8     $ 2,685.2     $ 2,873.0
Accumulated depreciation and
  amortization....................   (1,749.6)   (1,818.8)   (1,763.2)     (1,709.4)     (1,799.6)
                                    ---------   ---------   ---------     ---------     ---------
Net plant, property and
  equipment.......................  $   922.6   $   963.3   $   979.6     $   975.8     $ 1,073.4
TOTAL ASSETS......................  $ 1,899.9   $ 1,916.4   $ 1,983.6     $ 2,265.1     $ 2,501.2
CAPITAL STRUCTURE
  Long-term debt, including
     current maturities...........  $   299.2   $   303.7   $   428.5     $   503.3     $   573.9
  Notes payable...................      600.0       400.0          --            --          50.0
  Common stockholder's equity.....      495.7       608.0       913.2       1,094.7         974.9
                                    ---------   ---------   ---------     ---------     ---------
TOTAL CAPITALIZATION..............  $ 1,394.9   $ 1,311.7   $ 1,341.7     $ 1,598.0     $ 1,598.8

OPERATING CASH FLOW...............  $   104.1   $   152.1   $   162.6     $   234.4     $   106.5

CAPITAL EXPENDITURES..............  $    51.6   $    64.6   $    83.5     $    93.5     $    63.3

NATURAL GAS TRANSMISSION VOLUMES,
  TBtu(3)
  Transports......................      1,319       1,182       1,186         1,084         1,045
  Sales(4)........................         --          --          --            90           159
                                    ---------   ---------   ---------     ---------     ---------
  Total...........................      1,319       1,182       1,186         1,174         1,204
                                    =========   =========   =========     =========     =========

Certain amounts for the prior years have been reclassified to conform to the current reporting presentation.

(1) Includes $19.9 million in operating revenues and $15.9 million in net income related to a settlement with PanEnergy Corp's liquefied natural gas project.
(2) Includes a gain of $48.2 million ($28.7 million after tax) resulting from the sale of a partial interest in Northern Border Partners, L.P.
(3) Trillion British thermal units.
(4) Excludes 92 TBtu and 42 TBtu for 1994 and 1993, respectively, which are reported as transports.

See the Notes to Consolidated Financial Statements for a discussion of material contingencies

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        PANHANDLE EASTERN PIPE LINE COMPANY

                                        By         /s/ ROBERT W. REED
                                          --------------------------------------
                                               (Robert W. Reed, Secretary)

Dated: March 26, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 26, 1997.

                      NAME AND SIGNATURE                             TITLE
                      ------------------                             -----

  (i)  Principal executive officer:*

                    /s/ STEVEN M. ROVERUD                  President
       ------------------------------------------------
                     (Steven M. Roverud)

 (ii)  Principal financial officer:*

                  /s/ PAUL F. FERGUSON, JR.                Senior Vice President and
       ------------------------------------------------    Chief Financial Officer
                   (Paul F. Ferguson, Jr.)

(iii)  Principal accounting officer:*

                     /s/ SANDRA P. MEYER                   Vice President and Treasurer
       ------------------------------------------------
                      (Sandra P. Meyer)

 (iv)  Directors:*

                       PAUL M. ANDERSON
                      DENNIS R. HENDRIX
                      STEVEN M. ROVERUD

* Signed on behalf of each of these persons:

By                 /s/ ROBERT W. REED
 ----------------------------------------------------
            (Robert W. Reed, Attorney-in-Fact)

                                 EXHIBIT INDEX

  EXHIBIT                                                                                FILE
  NUMBER               DESCRIPTION                   ORIGINALLY FILED AS EXHIBIT        NUMBER
  -------              -----------                   ---------------------------       --------
  3.01      Restated Certificate of               3.01 to Form 10-K of PEPL for the      1-2921
            Incorporation of Panhandle Eastern    year ended December 31, 1993
            Pipe Line Company, dated October
            25, 1993
  3.02      By-Laws of Panhandle Eastern Pipe     19(a) to Form 10-Q of PEPL for         1-2921
            Line Company, effective July 23,      quarter ended September 30, 1986
            1986
  4.01      Indenture, dated as of February 1,    4 to Form S-3 of PEPL filed          33-58552
            1993, between Panhandle Eastern       February 19, 1993
            Pipe Line Company and Morgan
            Guaranty Trust Company of New York
  4.02      Letter, dated February 24, 1994,      4.06 to Form 10-K of PEPL for the      1-2921
            from Nations Bank of Texas,           year ended December 31, 1993
            National Association accepting its
            appointment as successor Trustee
            with respect to all securities
            issued or to be issued under the
            Indenture dated as of February 1,
            1993, included as Exhibit 4.05
  10.01     Contract for Firm Transportation      10.41 to Form 10-K of PEC for the      1-8157
            of Natural Gas between Consumers      year ended December 31, 1989
            Power Company and Trunkline Gas
            Company, dated November 1, 1989,
            and Amendment, dated November 1,
            1989
  10.02     Contract for Firm Transportation      10.47 to Form 10-K of PEC for year     1-8157
            of Natural Gas between Consumers      ended December 31, 1991
            Power Company and Trunkline Gas
            Company, dated November 1, 1991
  10.03     Contract for Firm Transportation      10.3 to Form 10-K of PEPL for the      1-2921
            of Natural Gas between Consumers      year ended December 31, 1993
            Power Company and Trunkline Gas
            Company, dated September 1, 1993
  *23       Consent of KPMG Peat Marwick LLP
  *24       Powers of Attorney
  *27       Financial Data Schedule for
            December 31, 1996