Form 10-K405/A
period 1996-12-31
PANHANDLE EASTERN PIPE LINE CO
filed 1997-03-27
CIK 76063

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                  FORM 10-K/A
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                                        PANHANDLE EASTERN PIPE LINE COMPANY

                                        By         /s/ ROBERT W. REED
                                          --------------------------------------
                                               (Robert W. Reed, Secretary)

Dated: March 27, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 27, 1997.

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