Form 10-Q
period 1997-03-31
PANHANDLE EASTERN PIPE LINE CO
filed 1997-05-14
CIK 76063

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

                  For the Quarter Ended March 31, 1997
                       Commission File No. 1-2921

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

             Class                    Outstanding at April 30, 1997
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

==============================================================================

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements - Unaudited

           Panhandle Eastern Pipe Line Company and Subsidiaries
                     CONSOLIDATED STATEMENT OF INCOME

                                                    Three Months Ended
                                                    March 31
                                                               ------------------
Millions                                      1997      1996
--------                                     ------    ------
Operating Revenues
 Transportation and storage of natural gas             $154.1              $145.2
 Other                                         11.0       6.2
                                             ------    ------
   Total (Note 2)                             165.1     151.4
                                             ------    ------
Costs and Expenses
 Operating and maintenance                     41.4      45.5
 General and administrative                              14.8                30.0
 Depreciation and amortization                           14.7                14.8
 Miscellaneous taxes                            7.3       7.7
                                             ------    ------
   Total                                       78.2      98.0
                                             ------    ------

Operating Income                               86.9      53.4
                                             ------    ------
Other Income and Deductions
 Equity in earnings of unconsolidated affiliates                              1.3  1.4
 Other income, net of deductions                7.7      (0.5)
                                             ------    ------
   Total                                        9.0       0.9
                                             ------    ------

Earnings Before Interest and Tax                         95.9                54.3
                                             ------    ------
Interest Expense
 Parent                                        11.9       8.4
 Other                                          6.7       6.6
                                             ------    ------
   Total                                       18.6      15.0
                                             ------    ------
Earnings Before Income Tax                     77.3      39.3

Income Tax                                     29.6      15.3
                                             ------    ------
NET INCOME                                   $ 47.7    $ 24.0
                                             ======    ======

        See accompanying notes to consolidated financial statements

           Panhandle Eastern Pipe Line Company and Subsidiaries
                        CONSOLIDATED BALANCE SHEET
                                  ASSETS

                                                     March 31,  December 31,
Millions                                               1997         1996
--------                                             ---------  ------------
Current Assets
 Cash and cash equivalents                        $     -   $     0.1
 Accounts receivable, net                 52.9         58.1
 Inventory and supplies                   35.4         44.3
 Current deferred income tax                           10.3       8.6
 Other (Note 3)                           55.6         57.4
                                                  --------- ---------
   Total                                              154.2     168.5
                                                  --------- ---------


Investments
 Advances and note receivable - parent                662.0     652.9
 Other                                    52.3         51.7
                                                  --------- ---------
   Total                                              714.3     704.6
                                                  --------- ---------


Plant, Property and Equipment
 Original cost                                      2,679.4   2,672.2
 Accumulated depreciation and amortization                   (1,761.3) (1,749.6)
                                                  --------- ---------
   Net plant, property and equipment                            918.1     922.6
                                                  --------- ---------

Deferred Charges                          47.2        104.2
                                                  --------- ---------

TOTAL ASSETS                                      $ 1,833.8 $ 1,899.9
                                                  ========= =========


       See accompanying notes to consolidated financial statements

           Panhandle Eastern Pipe Line Company and Subsidiaries
                        CONSOLIDATED BALANCE SHEET
                   LIABILITIES AND STOCKHOLDER'S EQUITY

                                                    March 31,   December 31,
Millions                                              1997          1996
--------                                            ---------   ------------
Current Liabilities
 Notes payable - parent                            $  600.0  $  600.0
 Rate refund provisions (Note 2)                       37.8      37.0
 Accounts payable                        28.8          30.4
 Accrued income tax - parent                           21.5      63.4
 Other accrued taxes                     28.1          23.0
 Other (Note 3)                          89.6          87.9
                                                   --------  --------
   Total                                805.8         841.7
                                                   --------  --------

Deferred Liabilities and Credits
 Deferred income tax                     92.3         165.0
 Other                                   93.1          98.3
                                                   --------  --------
   Total                                185.4         263.3
                                                   --------  --------

Long-term Debt                          299.2         299.2
                                                   --------  --------

Commitments and Contingent Liabilities
 (Notes 2, 4, 5 and 6)

Common Stockholder's Equity
 Common stock, one thousand shares
   authorized, issued and outstanding,
   no par value                           1.0           1.0
 Paid-in capital                        465.9         465.9
 Retained earnings                       76.5          28.8
                                                   --------  --------
   Total                                543.4         495.7
                                                   --------  --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $1,833.8  $1,899.9
                                                   ========  ========


        See accompanying notes to consolidated financial statements

            Panhandle Eastern Pipe Line Company and Subsidiaries
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Three Months Ended
                                                    March 31
                                                   ------------------
Millions                                     1997      1996
--------                                    ------    ------
Operating Activities
 Net income                                 $ 47.7    $ 24.0
 Adjustments to reconcile net income to operating
   cash flows
      Depreciation and amortization                     14.7 14.8
      Deferred income tax expense (benefit)              5.1 (16.2)
      Regulatory resolutions                           (27.7) -
      Other non-cash items in net income                      0.1       0.4
      Net change in operating assets
       and liabilities                                 (16.2)         (15.1)
                                            ------    ------
 Net Cash Flows Provided by Operating Activities        23.7            7.9
                                            ------    ------
Investing Activities
 Capital and investment expenditures                                  (10.8)     (4.3)
 Net increase in advances and
   note receivable - parent                             (8.6)         (24.1)
 Property retirements and other                          -   24.0
                                            ------    ------
 Net Cash Flows Used in Investing Activities           (19.4)          (4.4)
                                            ------    ------
Financing Activities
 Net decrease in accounts payable - banks                    (4.4)     (1.8)
                                            ------    ------
 Net Cash Flows Used in Financing Activities            (4.4)(1.8)
                                            ------    ------
Net Change in Cash
 Increase (decrease) in cash and cash equivalents       (0.1) 1.7
 Cash and cash equivalents, beginning of period          0.1  0.2
                                            ------    ------
 Cash and Cash Equivalents, End of Period                            $  -      $  1.9
                                            ======    ======
Supplemental Disclosures
 Cash paid for interest (net of amount capitalized)   $  8.1         $ 20.4
 Cash paid for income tax (including
   intercompany amounts)                      63.4      55.3


        See accompanying notes to consolidated financial statements

          Panhandle Eastern Pipe Line Company and Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  General

    Panhandle Eastern Pipe Line Company (PEPL) and its subsidiaries (the Company), including Trunkline Gas Company (Trunkline), are primarily involved in the interstate transportation and storage of natural gas. PEPL is a wholly-owned subsidiary of PanEnergy Corp (PanEnergy). The interstate natural gas transmission operations of PEPL and Trunkline are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). PEPL and Trunkline meet the criteria and, accordingly, follow the reporting and accounting requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain net costs totaling $104.9 million at December 31, 1996 have been deferred as regulatory assets for amounts recoverable from customers, including costs related to environmental matters, FERC Order 636 transition, certain employee benefits and the early retirement of debt.

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

2.  Natural Gas Revenues and Regulatory Matters

    When rate cases are pending final FERC approval, a portion of the revenues collected by PEPL and Trunkline is subject to possible refund. The Company has established adequate reserves where required for such cases. The following is a summary of significant pending rate cases before FERC and related regulatory matters.

    PEPL and Trunkline primarily provide transportation and storage services pursuant to FERC Order 636. This order allows pipelines to recover eligible costs resulting from implementation of the order (transition costs). On July 16, 1996, the U.S. Court of Appeals for the District of Columbia upheld, in general, all aspects of Order 636 and remanded certain issues, including recovery of gas supply realignment (GSR) costs, for further explanation. This decision is on appeal to the U.S. Supreme Court. On February 27, 1997, FERC issued an order reaffirming the right of interstate pipelines to recover 100% of GSR costs.

    In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. PEPL and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve.
    If required to reimburse or indemnify the producers, PEPL and Trunkline will file with FERC to recover a portion of these costs from pipeline customers. The Company believes the resolution of this matter will not have a material adverse effect on the Company's consolidated financial position.

    Jurisdictional Transportation and Sales Rates

    PEPL - On April 1, 1992 and November 1, 1992, PEPL placed into effect, subject to refund, general rate increases. On February 26, 1997, FERC approved PEPL's settlement agreement which provides final resolution of refund matters and establishes prospective rates. The agreement terminates other actions relating to these proceedings as well as PEPL's restructuring of rates and transition cost recoveries related to Order 636. As a result of the resolution of this matter, PEPL recorded pre-tax earnings of $27.7 million in the first quarter of 1997 and in April 1997 refunded $37.8 million to customers. The settlement will not have a material impact on future operating revenues.

    Trunkline - Effective August 1, 1996, Trunkline placed into effect a general rate increase, subject to refund, reflecting an annual cost of service increase of $5 million. The rate proceeding is in the discovery phase, with hearings scheduled to commence in the third quarter of 1997.

3.  Gas Imbalances

    The consolidated balance sheet includes in-kind balances as a result of differences in gas volumes received and delivered. At March 31, 1997 and December 31, 1996, other current assets and other current liabilities included $21.8 million and $16 million (1997), and $20.4 million and $14.1 million (1996), respectively, for these imbalances.

4.  Environmental Matters

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

    The Company previously accrued amounts related to remaining estimated cleanup costs. Those estimates represent probable gross cleanup costs to be incurred by the Company, have not been discounted or reduced by customer recoveries and do not include fines, penalties or third-party claims.

    PEPL is also in discussions with environmental regulatory agencies in the states of Missouri and Illinois, and Trunkline is in similar discussions with the state of Louisiana, regarding potential monetary sanctions for alleged air compliance violations by facilities in those states.

    The federal and state cleanup programs are not expected to interrupt or diminish the Company's ability to deliver natural gas to customers. The Company believes the resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on the Company's consolidated results of operations or financial position based upon customer settlements and past experience with environmental cleanup costs.

5.  Litigation

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

    A lawsuit filed in the United States District Court for the District of Columbia by a natural gas producer was served in July 1996 naming PEPL, Trunkline and certain affiliated companies as defendants, among others. The action was brought under the federal False Claims Act against 70 defendants, including every major pipeline, asserting that the defendants intentionally underreported volumes and heating content of gas purchased from producers on federal and Indian lands, with the result that the United States was underpaid royalties. The plaintiff seeks recovery of the royalty amounts due the United States, treble damages and civil penalties. PEPL, Trunkline and their affiliated companies, and many of the other defendants, were dismissed from the lawsuit on March 27, 1997. The plaintiff retains the right to refile the claims against the various defendants under certain conditions.

    The Company believes the resolution of the legal matters discussed above will not have a material adverse effect on the Company's consolidated results of operations or financial position.

    On April 25, 1997, a group of affiliated plaintiffs that own and/or operate various pipeline and marketing partnerships in Kansas and Missouri filed suit against PEPL in the United States District Court for the Western District of Missouri. The plaintiffs allege that PEPL has engaged in unlawful and anti-competitive conduct with regard to requests for interconnects with the PEPL system for service to the Kansas City area. Asserting that PEPL has violated the antitrust laws and tortiously interfered with plaintiffs' contracts with third parties, plaintiffs seek compensatory and punitive damages in unspecified amounts. As of the date of this report, PEPL has not been served with the complaint. Accordingly, the Company cannot estimate the effects of this issue, based on information currently available.

    The Company is also involved in various other legal actions and claims arising in the normal course of business. Based upon its current assessment of the facts and the law, management does not believe that the outcome of any such action or claim will have a material adverse effect upon the Company's consolidated results of operations or financial position. However, these actions and claims in the aggregate seek substantial damages against the Company and are subject to the uncertainties inherent in any litigation. The Company is defending itself vigorously in all the above suits.

6.  Other Matters

    PEPL owns an effective 6% ownership interest in Northern Border Pipeline Company (Northern Border) through a master limited partnership. Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border, PEPL guarantees payment to Northern Border under a transportation agreement by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $94.4 million for 1997 through 2001. In the opinion of management, the probability that PEPL will be required to perform under this guarantee is remote.

    The Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," on a prospective basis effective January 1, 1997, with no significant impact on the Company's results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided to facilitate increased understanding of the 1997 and 1996 interim consolidated financial statements and accompanying notes presented in Item 1. Because all of the outstanding capital stock of PEPL is owned by PanEnergy, the following discussion has been prepared in accordance with the reduced disclosure format permitted by Form 10-Q for issuers that are wholly-owned subsidiaries of reporting companies under the Securities Exchange Act of 1934.

OPERATING ENVIRONMENT

PEPL and Trunkline continue to advance projects that provide expanded service to meet the specific needs of customers. In 1996, Trunkline filed with FERC for a $50 million expansion of its Terrebonne system, with a planned 1998 in-service date, targeting expanding natural gas production in the Gulf of Mexico. In 1997, PanEnergy announced the Spectrum(sm) project, which will utilize existing and released capacity on PanEnergy's four interstate pipelines and provide up to 500 billion British thermal units per day of firm transportation capacity from the Chicago area to the East Coast. In addition, PEPL and Trunkline offer selective discounting to further maximize revenues from existing capacity.

RESULTS OF OPERATIONS

Consolidated net income for the three months ended March 31, 1997 was $47.7 million compared with $24 million for the same period in 1996. Total natural gas transportation volumes for the Company decreased 7% to 372 trillion British thermal units comparing the first three months of 1997 with the same period of 1996, attributable mainly to warmer weather.

Operating Income and Earnings Before Interest and Tax

Consolidated operating income increased 63% to $86.9 million in the first three months of 1997 compared with $53.4 million for the same period in 1996, while consolidated earnings before interest and tax for the Company increased $41.6 million to $95.9 million in the first three months of 1997 compared with the same period in 1996.

PEPL - PEPL's operating income increased $35.8 million to $67.9 million, while earnings before interest and tax increased $43.7 million to $76.9 million in the first quarter of 1997, compared with the prior-year period. A
$27.7 million provision reversal in 1997 related to the final settlement of three rate proceedings, $9.5 million of severance expense in 1996 and lower operating costs contributed to the increase in earnings before interest and tax.

Trunkline - Earnings before interest and tax for Trunkline increased
$0.3 million to $20.5 million in the first three months of 1997 as compared with the same period in 1996, while operating income of $20.6 million remained steady. Decreased expenses in 1997, including the impact of higher severance costs recorded in 1996, were offset by the effects of lower volumes due to warmer weather.

Interest Expense

Interest expense in the first three months of 1997 increased $3.6 million compared with the same period in 1996 as a result of higher average outstanding debt balances due to PanEnergy.

CAPITAL AND INVESTMENT EXPENDITURES

Capital and investment expenditures totaled $10.8 million in the first three months of 1997, compared with $4.3 million for the same period in 1996. The Company currently expects to invest approximately $90 million in 1997 capital expenditures, with the majority of expenditures related to market expansion projects. Expenditures for 1997 are expected to be funded by cash from operations and/or the collection of intercompany amounts owed the Company.

FORWARD-LOOKING INFORMATION

This report may contain certain forward-looking information regarding the Company, including projections, estimates, forecasts, plans, contingencies and objectives. Although management believes that all such statements are based upon reasonable assumptions, no assurance can be given that the actual results will not differ materially from those contained in such forward-looking statements.

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

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes 2, 4 and 5 of the Notes to Consolidated Financial Statements in
Part I of this Report, which are incorporated herein by reference.  See also
Item 3 of PEPL's Annual Report on Form 10-K for the year ended December 31,
1996.

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



Date:  May 14, 1997
0075rpt.cpz