Form 10-Q
period 1997-06-30
PANHANDLE EASTERN PIPE LINE CO
filed 1997-08-14
CIK 76063

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED JUNE 30, 1997                    COMMISSION FILE NUMBER 1-2921
                  -------------                                           ------


                       PANHANDLE EASTERN PIPE LINE COMPANY
             (Exact name of Registrant as Specified in its Charter)

                   DELAWARE                                44-0382470
(State or Other Jurisdiction of Incorporation) (IRS Employer Identification No.)

                              5400 WESTHEIMER COURT
                                  P.O. BOX 1642
                             HOUSTON, TX 77251-1642
                    (Address of Principal Executive Offices)
                                   (Zip code)


        Registrant's telephone number, including area code: 713-627-5400

                                    NO CHANGE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Part I, Item 2 has been reduced and Part II, Item 4 has been omitted in accordance with such Instruction H.

All of the Registrant's common shares are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

    Number of shares of Common Stock, no par value, outstanding at July 31, 1997: 1,000 shares

                       PANHANDLE EASTERN PIPE LINE COMPANY

                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                                       Page
Consolidated Statements of Income for the Three Months Ended and Year To Date
June 30, 1997 and 1996                                                                   2
Consolidated Statements of Cash Flows for Year To Date June 30, 1997 and 1996            3
Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996                    4
Notes to Consolidated Financial Statements                                               6
Management's Discussion and Analysis of Results of Operations and Financial Condition   10


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                12


SIGNATURES                                                                              13


PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       PANHANDLE EASTERN PIPE LINE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                          Three Months Ended                         Year To Date
                                                                June 30                                 June 30
                                                   ------------------------------------    ------------------------------------
                                                         1997                1996                1997                1996
                                                   ----------------    ----------------    ----------------    ----------------
OPERATING REVENUES
      Transportation and storage of natural gas        $      112.9        $      112.5        $      267.0        $      257.7
      Other                                                     6.4                 7.5                18.7                15.1
                                                   ----------------    ----------------    ----------------    ----------------
          Total operating revenues                            119.3               120.0               285.7               272.8
                                                   ----------------    ----------------    ----------------    ----------------
OPERATING EXPENSES
      Operation and maintenance                                54.3                52.8               110.5               128.3
      Depreciation and amortization                            14.7                14.7                29.4                29.5
      Property and other taxes                                  6.7                 6.4                14.0                14.1
                                                   ----------------    ----------------    ----------------    ----------------
          Total operating expenses                             75.7                73.9               153.9               171.9
                                                   ----------------    ----------------    ----------------    ----------------
OPERATING INCOME                                               43.6                46.1               131.8               100.9
                                                   ----------------    ----------------    ----------------    ----------------
OTHER INCOME AND EXPENSES                                       4.3                 1.7                12.0                 1.2
                                                   ----------------    ----------------    ----------------    ----------------
EARNINGS BEFORE INTEREST AND TAXES                             47.9                47.8               143.8               102.1

INTEREST EXPENSE                                               18.5                14.4                37.1                29.4
                                                   ----------------    ----------------    ----------------    ----------------
EARNINGS BEFORE INCOME TAXES                                   29.4                33.4               106.7                72.7

INCOME TAXES                                                   11.1                12.9                40.7                28.2
                                                   ----------------    ----------------    ----------------    ----------------
NET INCOME                                            $        18.3       $        20.5       $        66.0       $        44.5
                                                   ================    ================    ================    ================



                 See Notes to Consolidated Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                Year To Date
                                                                                   June 30
                                                                     ------------------------------------
                                                                          1997                1996
                                                                     ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                            $66.0             $       44.5
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                          30.6                     29.5
      Deferred income taxes                                                   4.4                    (21.6)
      Rate settlement (Note 3)                                              (70.5)                    -
      Net change in operating assets and liabilities                        (21.9)                   (24.2)
                                                                     ----------------    ----------------
          Net cash provided by operating activities                           8.6                     28.2
                                                                     ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                                   (36.0)                   (14.6)
      Net increase in advances and note receivable - parent                  25.8                    (40.1)
      Retirements and other investing                                         1.5                     26.8
                                                                     ----------------    ----------------
          Net cash used in investing activities                              (8.7)                   (27.9)
                                                                     ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net change in notes payable                                                  -                   -
      Other
                                                                     ----------------    ----------------
          Net cash used in financing activities                                    -                   -
                                                                     ----------------    ----------------

      Net increase (decrease) in cash and cash equivalents                    (0.1)                    0.3

      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         0.1                     0.2
                                                                     ----------------    ----------------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $          -         $         0.5
                                                                     ================    ================


                 See Notes to Consolidated Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                           June 30,          December 31,
                                                             1997                1996
                                                        ----------------    ----------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                            $          -        $          0.1
      Receivables                                                    52.9                58.1
      Inventory and supplies                                         43.7                44.3
      Current deferred income tax                                     -                   8.6
      Current portion of regulatory assets                            7.5                 8.9
      Other                                                          40.7                48.5
                                                        ----------------    ----------------
          Total current assets                                      144.8               168.5
                                                        ----------------    ----------------

INVESTMENTS AND OTHER ASSETS
      Advances and note receivable - parent                         627.1               652.9
      Investment in affiliates                                       45.4                44.6
      Other                                                           7.1                15.3
                                                        ----------------    ----------------
          Total investments and other assets                        679.6               712.8
                                                        ----------------    ----------------

PROPERTY, PLANT AND EQUIPMENT
      Cost                                                        2,691.2             2,672.2
      Less accumulated depreciation and amortization              1,764.9             1,749.6
                                                        ----------------    ----------------
          Net property, plant and equipment                         926.3               922.6
                                                        ----------------    ----------------

REGULATORY ASSETS
      Debt expense                                                   13.7                14.9
      Other                                                          30.1                81.1
                                                        ----------------    ----------------
          Total regulatory assets                                    43.8                96.0
                                                        ----------------    ----------------

      TOTAL ASSETS                                             $  1,794.5         $   1,899.9
                                                        ================    ================


                 See Notes to Consolidated Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                June 30,          December 31,
                                                                                  1997                1996
                                                                              ----------------    ----------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
      Accounts payable                                                            $       41.6              $ 30.4
      Notes payable - parent                                                             600.0               600.0
      Taxes accrued                                                                       65.8                86.4
      Interest accrued                                                                     8.0                 8.0
      Other                                                                               60.4               116.9
                                                                              ----------------    ----------------
          Total current liabilities                                                      775.8               841.7
                                                                              ----------------    ----------------

LONG-TERM DEBT                                                                           299.2               299.2
                                                                              ----------------    ----------------

DEFERRED CREDITS AND OTHER LIABILITIES
      Deferred income taxes                                                               72.5                83.5
      Other                                                                               85.3               179.8
                                                                              ----------------    ----------------
          Total deferred credits and other liabilities                                   157.8               263.3
                                                                              ----------------    ----------------

COMMON STOCKHOLDER'S EQUITY
      Common stock, no par, 1,000 shares authorized, issued and outstanding                1.0                 1.0
      Paid-in capital                                                                    465.9               465.9
      Retained earnings                                                                   94.8                28.8
                                                                              ----------------    ----------------
          Total common stockholder's equity                                              561.7               495.7
                                                                              ----------------    ----------------

      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                    $  1,794.5         $   1,899.9
                                                                              ================    ================


                 See Notes to Consolidated Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  OPERATIONS

Panhandle Eastern Pipe Line Company (PEPL) and its subsidiaries (the Company), including Trunkline Gas Company (Trunkline), are primarily involved in the interstate transportation and storage of natural gas. The interstate natural gas transmission operations of PEPL and Trunkline are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

The Company is a wholly-owned subsidiary of PanEnergy Corp (PanEnergy), which is an indirect wholly-owned subsidiary of Duke Energy Corporation (Duke Energy). On June 18, 1997, PanEnergy was merged with a wholly owned subsidiary of Duke Energy, with PanEnergy as the surviving corporation. Pursuant to the merger, each share of PanEnergy's outstanding common stock was converted into the right to receive 1.0444 shares of Duke Energy common stock. In addition, each option to purchase PanEnergy common stock became an option to purchase common stock of Duke Energy. The merger was accounted for as pooling of interests.


2.  ACCOUNTING POLICIES

General - The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. These quarterly financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective years due primarily to the effect of seasonal temperature variations on energy consumption.

Supplemental Cash Flow Information - Total income taxes paid for the year to date June 30, 1997 and 1996 were $64.4 million and $56.7 million, respectively. Interest paid, net of amounts capitalized, for the year to date June 30, 1997 and 1996 was $43.7 million and $28.6 million, respectively.

Reclassification - Certain amounts for the prior periods have been reclassified in the consolidated financial statements to conform to the current presentation.


3.  RATE MATTERS

Rate Actions

On April 1, 1992 and November 1, 1992, PEPL placed into effect, subject to refund, general rate increases. On February 26, 1997, FERC approved PEPL's settlement agreement which provides final resolution of refund matters and establishes prospective rates. The agreement terminates other actions relating to these proceedings as well as PEPL's restructuring of rates and transition cost recoveries related to Order 636. As a result of the resolution of this and other matters, PEPL recorded pre-tax earnings of $32.7 million year to date June 1997 and refunded $37.8 million to customers. The settlement will not have a material impact on future operating revenues.

Effective August 1, 1996, Trunkline placed into effect a general rate increase, subject to refund, reflecting an annual cost of service increase of $5 million. The rate proceeding is in the discovery phase, with hearings scheduled to commence in the third quarter of 1997.


4.   RELATED PARTY TRANSACTIONS

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows :

                                 June 30, 1997     December 31,
            IN MILLIONS                                1996
      ------------------------- ---------------- -----------------
      Receivables                        $ 15.1            $  5.0
      Accounts payable                   $ 36.6            $ 19.6
      Taxes accrued                      $ 31.7            $ 63.4


The notes payable to parent matured on June 30, 1997 and were refinanced.

Interest expense includes $12.3 million and $8.3 million for the three months ended June 30, 1997 and 1996, respectively, of interest associated with notes payable to parent. Interest expense for the year to date June 30, 1997 and 1996 includes $24.2 million and $16.7 million, respectively, of interest associated with notes payable to parent.


5.  GAS IMBALANCES

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered. At June 30, 1997 and December 31, 1996, other current assets included $18.7 million and $20.4 million, respectively, for these imbalances. Also, at June 30, 1997 and December 31, 1996, other current liabilities include $20.3 million and $14.1 million, respectively, for gas imbalances.


6.  COMMITMENTS AND CONTINGENCIES

Litigation

On August 31, 1995, Midwest Gas Storage, Inc. (Midwest) filed suit against PEPL and PanEnergy in the 58th Judicial District Court, Jefferson County, Texas, alleging that PEPL breached an interconnection agreement with Midwest and used its superior bargaining position to force Midwest to accept terms and conditions which were not in the original agreement. Amended petitions filed in 1996 and 1997 further allege that PEPL and PanEnergy, through economic coercion, have attempted to drive Midwest out of business. This matter was disposed of by the parties in July 1997 and will not have a material adverse effect on the financial position of the Company.

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

On April 25, 1997, a group of affiliated plaintiffs that own and/or operate various pipeline and marketing partnerships in Kansas and Missouri filed suit against PEPL in the United States District Court for the Western District of Missouri. The plaintiffs allege that PEPL has engaged in unlawful and anti-competitive conduct with regard to requests for interconnects with the PEPL system for service to the Kansas City area. Asserting that PEPL has violated the antitrust laws and tortiously interfered with plaintiffs' contracts with third parties, plaintiffs seek compensatory and punitive damages in unspecified amounts. Because this matter is in the early stages of litigation, the Company cannot estimate the effects of this matter on the results of operations or financial position.

On May 13, 1997, Anadarko Petroleum Corporation (Anadarko) filed suits against PEPL and other affiliates, as defendants, both in the United States District Court for the Southern District of Texas and State District Court of Harris County, Texas. Anadarko claims that it was effectively indemnified by the defendants against any responsibility for refunds of Kansas ad-valorem taxes which are due purchasers of gas from Anadarko, retroactive to 1983. Because this matter is in the early stages of litigation, PEPL cannot estimate the effects of this matter on results of operations or financial position.

The Company is also involved in various other legal, tax and regulatory proceedings before various courts, regulatory commissions and government agencies arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate for all of these matters, the Company has made accruals in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," in order to provide for such matters. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the results of operations or financial position of the Company.


Other Commitments and Contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

On June 18, 1997, Duke Energy and PanEnergy consummated a stock-for-stock merger. See Note 1 to the Consolidated Financial Statements for further information.

The Company is involved in interstate transportation and storage of natural gas to customers in the Midwest and Gulf Coast states. The Company continues to advance new projects that provide expanded services to meet the specific needs of customers. In addition, the Company offers selective discounting to further maximize revenues from existing capacity.


RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1997 was $18.3 million, compared with $20.5 million for the same period in 1996. An increase in interest expense in 1997 was the primary cause of the decrease in net income.

Net income for the year to date June 30, 1997 was $66.0 million, compared with $44.5 million for the same period in 1996. This increase was primarily due to 1997 reversals of provisions related to the final settlement of certain rate proceedings and due to costs recorded in 1996 associated with the consolidation of certain administrative functions.

Revenues for the three months ended June 30, 1997 were relatively flat compared to the same period in 1996. Year to date revenues in 1997 reflect reversals of $19.9 million of provisions related to the final settlement of certain rate proceedings.

Operating expenses for the year to date June 30, 1997 decreased $18 million , primarily due to costs recorded in 1996 associated with the consolidation of certain administrative functions.

Interest expense for the quarter and year to date ended June 30, 1997 increased primarily as a result of higher average outstanding debt balances due to PanEnergy.


LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures totaled $36 million in the first six months of 1997, compared with $14.6 million for the same period in 1996. The Company currently expects to invest approximately $85 million in 1997 capital expenditures, with the majority of expenditures related to market expansion projects. In 1997, the FERC approved Trunkline's $50 million expansion of the Terrebonne system, with a planned 1998 in-service date and targeting expanding natural gas production in the Gulf of Mexico. Expenditures for 1997 are expected to be funded by cash from operations and/or the collection of intercompany amounts owed the Company.

In 1997, PanEnergy announced the Spectrum project, which will utilize existing and released capacity on PanEnergy's four interstate pipelines and provide up to 500 billion British thermal units per day of firm transportation capacity from the Chicago area to the East Coast.

OTHER

Natural Gas Transmission Competition

The market for transmission of natural gas to the Midwest is increasingly competitive, and may become more so, in light of projects in progress to increase Midwest transmission capacity for gas originating in Canada and the Rocky Mountain region. As such, there may continue to be pressure on prices charged by the company and an increasing necessity to discount the cost based rates charged.

Currently, the interstate natural gas transmission industry is regulated on a basis designed to recover the costs of providing services to customers. If competitive forces do not allow interstate pipelines to charge rates that would allow them to recover the costs of providing service, the companies would no longer be able to follow the specialized accounting rules allowing regulated companies under Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation". Such companies would therefore be required to write off their regulatory assets. The regulatory assets of the Company are indicated on the Consolidated Balance Sheets. Management cannot predict the potential impact, if any, of these competitive forces on the Company's future results of operations or financial position. However, the Company continues to position itself to effectively meet these challenges through innovative services for its customers and more efficient operations.


Other Commitments and Contingencies

For information concerning litigation and other commitments and contingencies, see Note 6 to the Consolidated Financial Statements.

PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

          (27)    Financial Data Schedule (included in electronic filing only)

(b)    Reports on Form 8-K

          The Company filed a report on Form 8-K on June 27, 1997 under Item 1, Changes in Control of Registrant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               PANHANDLE EASTERN PIPE LINE

                                               COMPANY



                                               -----------------------------

                                               Paul F. Ferguson, Jr.
                                               Senior Vice President and
                                               Chief Financial Officer



August 14, 1997