Form 10-Q
period 1997-09-30
PANHANDLE EASTERN PIPE LINE CO
filed 1997-11-14
CIK 76063

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997               Commission File Number 1-2921

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10Q and is therefore filing this Form 10Q with the reduced disclosure format. Part I, Item 2 has been reduced and Part II, Item 4 has been omitted in accordance with such Instruction H.

All of the Registrant's common shares are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

     Number of shares of Common Stock, no par value, outstanding at October 31, 1997: 1,000 shares

                       PANHANDLE EASTERN PIPE LINE COMPANY

                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
Consolidated Statements of Income for the Three Months Ended
    and Year To Date September 30, 1997 and 1996                            2
Consolidated Statements of Cash Flows for Year To Date
    September 30, 1997 and 1996                                             3
Consolidated Balance Sheets as of September 30, 1997 and
    December 31, 1996                                                       4
Notes to Consolidated Financial Statements                                  6
Management's Discussion and Analysis of Results of Operations
     and Financial Condition                                               10


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   12


SIGNATURES                                                                 13

Part I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                       PANHANDLE EASTERN PIPE LINE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                  (In millions)

                                                 Three Months Ended    Year To Date
                                                    September 30       September 30
                                                 ------------------  ---------------
                                                   1997      1996     1997     1996
                                                  ------    ------   ------   ------
Operating Revenues
      Transportation and storage of natural gas   $109.5    $117.2   $376.5   $374.9
      Other                                          6.1       7.1     24.8     22.2
                                                  ------    ------   ------   ------
          Total operating revenues                 115.6     124.3    401.3    397.1
                                                  ------    ------   ------   ------

Operating Expenses
      Operation and maintenance                     70.2      68.1    180.7    196.4
      Depreciation and amortization                 14.6      13.8     44.0     43.3
      Property and other taxes                       6.5       6.4     20.5     20.5
                                                  ------    ------   ------   ------
          Total operating expenses                  91.3      88.3    245.2    260.2
                                                  ------    ------   ------   ------

Operating Income                                    24.3      36.0    156.1    136.9
                                                  ------    ------   ------   ------

Other Income and Expenses                           (0.6)     11.1     11.4     12.3
                                                  ------    ------   ------   ------

Earnings Before Interest and Taxes                  23.7      47.1    167.5    149.2

Interest Expense                                    18.1      15.5     55.2     44.9
                                                  ------    ------   ------   ------

Earnings Before Income Taxes                         5.6      31.6    112.3    104.3

Income Taxes                                         2.0      12.3     42.7     40.5
                                                  ------    ------   ------   ------

Net Income                                        $  3.6    $ 19.3   $ 69.6   $ 63.8
                                                  ======    ======   ======   ======


                 See Notes to Consolidated Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                                  Year To Date
                                                                                  September 30
                                                                              -------------------
                                                                              1997          1996
                                                                              -----         -----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                              $69.6         $63.8
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                            45.6          43.3
      Deferred income taxes                                                     4.5         (26.0)
      Rate settlement (Note 3)                                                (70.5)          --
      Net change in current assets and liabilities                            (48.6)         11.4
      Other, net                                                               43.3           3.0
                                                                              -----         -----
          Net cash provided by operating activities                            43.9          95.5
                                                                              -----         -----

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                                     (64.5)        (32.0)
      Net increase (decrease) in advances and note receivable - parent         18.7         (93.8)
      Retirements and other investing                                           1.8          30.1
                                                                              -----         -----
          Net cash used in investing activities                               (44.0)        (95.7)
                                                                              -----         -----

      Net decrease in cash and cash equivalents                                (0.1)         (0.2)






      Cash and cash equivalents at beginning of period                          0.1           0.2
                                                                              -----         -----
      Cash and cash equivalents at end of period                              $ --          $ --
                                                                              =====         =====



                 See Notes to Consolidated Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                  (In millions)

                                                         September 30,     December 31,
                                                             1997             1996
                                                         ------------      ------------
ASSETS

Current Assets
      Cash and cash equivalents                           $   --            $    0.1
      Receivables                                             41.8              58.1
      Inventory and supplies                                  52.8              44.3
      Current deferred income tax                              2.0               8.6
      Current portion of regulatory assets                     7.4               8.9
      Other                                                   34.3              48.5
                                                          --------          --------
          Total current assets                               138.3             168.5
                                                          --------          --------

Investments and Other Assets
      Advances and note receivable - parent                  634.2             652.9
      Investment in affiliates                                46.7              44.6
      Other                                                    7.1              15.3
                                                          --------          --------
          Total investments and other assets                 688.0             712.8
                                                          --------          --------

Property, Plant and Equipment
      Cost                                                 2,716.1           2,672.2
      Less accumulated depreciation and amortization       1,777.2           1,749.6
                                                          --------          --------
          Net property, plant and equipment                  938.9             922.6
                                                          --------          --------

Regulatory Assets
      Debt expense                                            13.1              14.9
      Other                                                   30.0              81.1
                                                          --------          --------
          Total regulatory assets                             43.1              96.0
                                                          --------          --------

      Total Assets                                        $1,808.3          $1,899.9
                                                          ========          ========




                 See Notes to Consolidated Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                  (In millions)

                                                                              September 30,     December 31,
                                                                                  1997              1996
                                                                              -------------     ------------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
      Accounts payable                                                            $   43.9       $   30.4
      Notes payable - parent                                                         600.0          600.0
      Taxes accrued                                                                   64.4           86.4
      Interest accrued                                                                 2.3            8.0
      Other                                                                           60.5          116.9
                                                                                  --------       --------
          Total current liabilities                                                  771.1          841.7
                                                                                  --------       --------

Long-term Debt                                                                       299.2          299.2
                                                                                  --------       --------

Deferred Credits and Other Liabilities
      Deferred income taxes                                                           81.9           83.5
      Other                                                                           90.8          179.8
                                                                                  --------       --------
          Total deferred credits and other liabilities                               172.7          263.3
                                                                                  --------       --------

Common Stockholder's Equity
      Common stock, no par, 1,000 shares authorized, issued and outstanding            1.0            1.0
      Paid-in capital                                                                465.9          465.9
      Retained earnings                                                               98.4           28.8
                                                                                  --------       --------
          Total common stockholder's equity                                          565.3          495.7
                                                                                  --------       --------

      Total Liabilities and Stockholder's Equity                                  $1,808.3       $1,899.9
                                                                                  ========       ========




                 See Notes to Consolidated Financial Statements.

                     PANHANDLE EASTERN PIPE LINE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Operations

Panhandle Eastern Pipe Line Company (PEPL) and its subsidiaries (the Company), including Trunkline Gas Company (Trunkline), are primarily involved in the interstate transportation and storage of natural gas. The interstate natural gas transmission operations of PEPL and Trunkline are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC) with respect to rates and other related matters.

The Company is a wholly owned subsidiary of PanEnergy Corp (PanEnergy), which is an indirect wholly owned subsidiary of Duke Energy Corporation (Duke Energy). On June 18, 1997, PanEnergy was merged with a subsidiary of Duke Energy, with PanEnergy as the surviving corporation. Pursuant to the merger, each share of PanEnergy's outstanding common stock was converted into the right to receive
1.0444 shares of Duke Energy common stock. In addition, each option to purchase PanEnergy common stock became an option to purchase common stock of Duke Energy. The merger was accounted for as a pooling of interests.


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

Supplemental Cash Flow Information - Total income taxes paid for the year to date September 30, 1997 and 1996 were $64.8 million and $58.2 million, respectively. Interest paid, net of amounts capitalized, for the year to date September 30, 1997 and 1996 was $68.3 million and $51.5 million, respectively.

Reclassification - Certain amounts for the prior periods have been reclassified in the consolidated financial statements to conform to the current presentation.


3. Rate Matters

Rate Actions

On April 1, 1992 and November 1, 1992, PEPL placed into effect, subject to refund, general rate increases. On February 26, 1997, FERC approved PEPL's settlement agreement which provides final resolution of refund matters and establishes prospective rates. The agreement terminates other actions relating to these proceedings as well as PEPL's restructuring of rates and transition cost recoveries related to Order 636. As a result of the resolution of this and other matters, PEPL recorded pre-tax earnings of $32.7 million year to date September 1997 and refunded $37.8 million to customers. The settlement did not have a material impact on future operating revenues.

Effective August 1, 1996, Trunkline placed into effect a general rate increase, subject to refund, reflecting an annual cost of service increase of $5 million. Hearings were completed in the third quarter of 1997.


4. Related Party Transactions

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows :

                                  September 30,      December 31,
            In Millions               1997               1996
      ----------------------------------------------------------
      Receivables                     $  5.5            $  5.0
      Accounts payable                $ 36.1            $ 19.6
      Taxes accrued                   $ 33.6            $ 63.4


The notes payable to parent matured on June 30, 1997 and were refinanced.

Interest expense included $13.7 million and $9.6 million for the three months ended September 30, 1997 and 1996, respectively, of interest associated with notes payable to parent. Interest expense for the year to date September 30, 1997 and 1996 included $37.9 million and $26.3 million, respectively, of interest associated with notes payable to parent.


5. Gas Imbalances

The Consolidated Balance Sheets included in-kind balances as a result of differences in gas volumes received and delivered. At September 30, 1997 and December 31, 1996, other current assets included $14.9 million and $20.4 million, respectively, for these imbalances. Also, at September 30, 1997 and December 31, 1996, other current liabilities included $17.7 million and $14.1 million, respectively, for gas imbalances.


6. Commitments and Contingencies

Litigation

On August 31, 1995, Midwest Gas Storage, Inc. (Midwest) filed suit against PEPL and PanEnergy in the 58th Judicial District Court, Jefferson County, Texas, alleging that PEPL breached an interconnection agreement with Midwest and used its superior bargaining position to force Midwest to accept terms and conditions which were not in the original agreement. Amended petitions filed in 1996 and 1997 further alleged that PEPL and PanEnergy, through economic coercion, had attempted to drive Midwest out of business. This matter was disposed of by the parties in July 1997 and did not have a material adverse effect on the financial position of the Company.

A lawsuit filed in the United States District Court for the District of Columbia by a natural gas producer was served in July 1996 naming PEPL, Trunkline and certain affiliated companies as defendants, among others. The action was brought under the federal False Claims Act against 70 defendants, including every major pipeline, asserting that the defendants intentionally underreported volumes and heating content of gas purchased from producers on federal and Indian lands, with the result that the United States was underpaid royalties. The plaintiff seeks recovery of the royalty amounts due the United States, treble damages and civil penalties. PEPL, Trunkline and their affiliated companies, and many of the other defendants, were dismissed from the lawsuit on March 27, 1997. The plaintiff retains the right to refile the claims against the various defendants under certain conditions. The Company believes the resolution of this matter will not have a material adverse effect on the Company's results of operations or financial position.

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


Other Commitments and Contingencies

In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. PEPL and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, PEPL and Trunkline will file with FERC to recover a portion of these costs from pipeline customers. The Company believes the resolution of this matter will not have a material adverse effect on the Company's financial position.

PEPL owns an effective 6% ownership interest in Northern Border Pipeline Company (Northern Border) through a master limited partnership. Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border, PEPL guarantees payment to Northern Border under a transportation agreement held by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $94.4 million for 1997 through 2001. In the opinion of management, the probability that PEPL will be required to perform under this guarantee is remote.

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


RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1997 was $3.6 million, compared with $19.3 million for the same period in 1996. The decrease was due primarily to favorable resolution of certain regulatory matters in 1996, which were included in revenues and other income.


Net income for the year to date September 30, 1997 was $69.6 million, compared with $63.8 million for the same period in 1996. This increase was primarily due to favorable resolution of certain regulatory matters in 1997 in excess of similar items in 1996, and by decreases in operation and maintenance costs.

Revenues for the three months ended September 30, 1997 were down due to favorable resolution of regulatory matters in 1996 and decreased transportation volumes. Year to date revenues reflect favorable resolution of certain regulatory matters in 1997 in excess of those in 1996 of $16.6 million, offset by decreased volumes.

Operating expenses for the year to date September 30, 1997 decreased $15 million, primarily due to costs recorded in 1996 associated with the consolidation of certain administrative functions and a lease buyout, partially offset by 1997 litigation expenses.

Interest expense for the quarter and year to date ended September 30, 1997 increased primarily as a result of higher average outstanding debt balances due to PanEnergy.


LIQUIDITY AND CAPITAL RESOURCES

Capital and investment expenditures totaled $64.5 million in the first nine months of 1997, compared with $32 million for the same period in 1996. The Company currently expects to invest approximately $85 million in 1997 capital expenditures, with the majority of expenditures related to market expansion projects. In July 1997, the FERC approved Trunkline's $52 million expansion of the Terrebonne system, with a planned 1998 in-service date, which targets expanding natural gas production in the Gulf of Mexico. Expenditures for 1997 are expected to be funded by cash from operations and/or the collection of intercompany amounts owed the Company.

In 1997, PanEnergy announced the Spectrum project, which will utilize existing and released capacity on PanEnergy's four interstate pipelines to provide up to 500 billion British thermal units per day of firm transportation capacity from the Chicago area to the East Coast.

OTHER

Natural Gas Transmission Competition

The market for transmission of natural gas to the Midwest is increasingly competitive, and may become more so, in light of projects in progress to increase Midwest transmission capacity for gas originating in Canada and the Rocky Mountain region. As such, there continues to be pressure on prices charged by the Company and an increasing necessity to discount the cost based rates charged.

Currently, the interstate natural gas transmission industry is regulated on a basis designed to recover the costs of providing services to customers. If competitive forces do not allow interstate pipelines to charge rates that would allow them to recover the costs of providing service, companies would no longer be able to follow the specialized accounting rules allowing regulated companies under Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." Such companies would therefore be required to write off their regulatory assets. The regulatory assets of the Company are indicated on the Consolidated Balance Sheets. Management cannot predict the potential impact of these competitive forces on the Company's future results of operations or financial position. However, the Company continues to manage costs and posture the business to operate in a competitive environment.

Other Commitments and Contingencies

For information concerning litigation and other commitments and contingencies, see Note 6 to the Consolidated Financial Statements.

PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (27) Financial Data Schedule (included in electronic filing only)

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on July 7, 1997 under Item 4, Changes in Registrant's Certifying Accountant.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PANHANDLE EASTERN PIPE LINE

                                   COMPANY





                                   --------------------------------------
                                   Paul F. Ferguson, Jr.
                                   Senior Vice President and
                                   Chief Financial Officer





November 14, 1997