Form 10-K
period 1997-12-31
PANHANDLE EASTERN PIPE LINE CO
filed 1998-03-30
CIK 76063

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from                 to
                                               --------------     ----------
COMMISSION FILE NUMBER 1-2921

                       PANHANDLE EASTERN PIPE LINE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                             44-0382470
(STATE OR OTHER JURISDICTION      (I.R.S. EMPLOYER IDENTIFICATION NO.)
 OF INCORPORATION OR ORGANIZATION)
5400 Westheimer Court  P.O.Box 1642              77251-1642
 Houston, Texas
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)
                                  713-627-5400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                       ON WHICH REGISTERED
-------------------                                       ---------------------

7.95% Debentures Due 2023                   The New York Stock Exchange, Inc.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                 TITLE OF CLASS
                                  -------------

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 4, 10, 11, 12 and 13 have been omitted and Item 7 has been reduced in accordance with such Instruction I.

All of the Registrant's common shares are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant at February 27, 1998........................................none
Number of shares of Common Stock, without par value, outstanding at
February 27, 1998.........................................................1,000

================================================================================

                       PANHANDLE EASTERN PIPE LINE COMPANY
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997
                                TABLE OF CONTENTS


ITEM                                                                                                               PAGE

                                                           PART I.
 1.  Business......................................................................................................1
              General..............................................................................................1
              Natural Gas Transmission.............................................................................1
              Competition..........................................................................................1
              Regulation...........................................................................................2
              Environmental Matters................................................................................2
              Other Matters........................................................................................3
              Safe Harbor Statement under the  Private Securities Litigation Reform Act of 1995....................3
              Operating Statistics.................................................................................3
 2.  Properties....................................................................................................3
 3.  Legal Proceedings.............................................................................................3


                                                          PART II.

 5.   Market for Registrant's Common Equity and Related Stockholder Matters........................................3
 6.   Selected Financial Data......................................................................................4
 7.  Management's Discussion and Analysis of Results of Operations and Financial Condition.........................4
 7A. Quantitative and Qualitative Disclosures About Market Risk....................................................6
 8.  Financial Statements and Supplementary Data...................................................................7
 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................23


                                                          PART IV.

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................................23
     Signatures...................................................................................................24
     Exhibit Index................................................................................................25





                                     PART I.

ITEM 1. BUSINESS.

GENERAL

     Panhandle Eastern Pipe Line Company (PEPL) is a wholly owned subsidiary of PanEnergy Corp (PanEnergy), which is an indirect wholly owned subsidiary of Duke Energy Corporation (Duke Energy). PEPL was incorporated in Delaware in 1929. PEPL and its subsidiaries (the Company) are primarily engaged in the interstate transportation and storage of natural gas. The interstate natural gas transmission and storage operations of the Company are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

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

    Executive offices of the Company are located at 5400 Westheimer Court, Houston, Texas 77056-5310, and the telephone number is (713) 627-5400.

NATURAL GAS TRANSMISSION

     PEPL and its principal subsidiary, Trunkline Gas Company (Trunkline), together with Texas Eastern Transmission Corporation (TETCO), and Algonquin Gas Transmission Company (Algonquin), all subsidiaries of Duke Energy, had consolidated natural gas deliveries of 2,862 TBtu (Trillion British thermal units) in 1997, compared to 2,939 TBtu in 1996, which represented approximately 12% of the natural gas consumed in the United States.

     The Company's throughput volumes for the years 1993 to 1997 were 1,240 TBtu, 1,186 TBtu, 1,182 TBtu, 1,319 TBtu, and 1,279 TBtu, respectively. A substantial majority of delivered volumes of the Company's interstate pipelines represents gas transported under long-term firm service agreements with local distribution company (LDC) customers in the pipelines' market areas. Firm transportation services are also provided under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the pipelines offer interruptible transportation to customers on a short-term or seasonal basis. The Company's market volumes are concentrated among approximately 20 utilities located in the Midwest market area that encompasses large portions of Michigan, Ohio, Indiana, Illinois and Missouri. Trunkline's major customers include eight utilities located in portions of Tennessee, Missouri, Illinois, Indiana and Michigan.

     Since the implementation of FERC Order 636, each of PEPL, Trunkline and Pan Gas Storage Company (Pan Gas), a subsidiary of PEPL, offer firm and interruptible storage on an open-access basis. PEPL owns and operates three underground storage fields located in Illinois, Michigan and Oklahoma. Trunkline owns and operates one storage field in Louisiana. The combined maximum working gas capacity of the four fields is 44 Bcf. Additionally, the Company, through Pan Gas, is the owner of a storage field in Kansas with an estimated maximum working gas capacity of 26 Bcf. PEPL is the operator of the field. In addition to owning and operating storage fields, the Company also leases storage capacity. PEPL and Trunkline have retained the right to use up to 15 Bcf and 10 Bcf, respectively, of their storage capacity for system needs. See further discussion of Order 636 in "Business, Regulation."

     During 1997, sales to ProLiance Energy, L.L.C. and Consumers Energy Company each accounted for approximately 10% of consolidated revenues of the Company. In 1996, no single customer accounted for 10% or more of consolidated revenues. In 1995, sales to Consumers Power Company accounted for approximately 10% of consolidated revenues. No other customer accounted for 10% or more of consolidated revenues during 1997, 1996 or 1995.

COMPETITION

     The Company's interstate pipelines compete with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service and flexibility and reliability of service. The Company's pipelines continue to offer selective discounting to maximize revenues from existing capacity and to advance projects that provide expanded services to meet the specific needs of customers.

     The Company competes directly with ANR Pipeline Company, Natural Gas Pipeline Company of America and Texas Gas Transmission Corporation in the Midwest market area.

     Natural gas competes with other forms of energy available to the Company's customers and end-users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather, affect the demand for natural gas in the areas served by the Company.

REGULATION

     The FERC has authority to regulate rates and charges for natural gas transported in or stored for interstate commerce or sold by a natural gas company in interstate commerce for resale. For further discussion of rate matters, see Note 3 to the Consolidated Financial Statements, "Regulatory Matters." The FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. Subsidiaries providing natural gas transmission services hold certificates of public convenience and necessity issued by the FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

     The Company's pipelines operate as open-access transporters of natural gas. In 1992, the FERC issued Order 636, which requires open-access pipelines to provide firm and interruptible transportation services on an equal basis for all gas supplies, whether purchased from the pipeline or from another gas supplier. To implement this requirement, Order 636 provided, among other things, for mandatory unbundling of services that have historically been provided by pipelines into separate open-access transportation, sales and storage services. Order 636 allows pipelines to recover eligible costs, known as "transition costs," resulting from the implementation of Order 636. For further discussion of Order 636, see Note 3 to the Consolidated Financial Statements, "Regulatory Matters."

         Regulation of the importation and exportation of natural gas is vested in the Secretary of Energy, who has delegated various aspects of this jurisdiction to Office of Fossil Fuels of the Department of Energy.

     The Company is also subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline safety requirements and to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.

 ENVIRONMENTAL MATTERS

     The Company is subject to federal, state and local regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Certain environmental regulations affecting the Company include, but are not limited to:

  o  The Clean Air Act Amendments of 1990;
  o The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), which can require any individual or entity which may have owned or operated a disposal site, as well as transporters or generators of hazardous wastes which were sent to such site, to share in remediation costs for the site.

          For further discussion of environmental matters involving the Company, including possible liability and capital costs, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues-Environmental" and Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies - Environmental." Except as set forth therein, compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise protecting the environment, is not expected to have a material adverse effect on the consolidated results of operations or financial position of the Company.

OTHER MATTERS

     Demand for gas transmission of the Company's pipeline systems is seasonal, with the highest throughput occurring during the colder periods in the first and fourth quarters.

     Foreign operations and export sales were not material to the Company's business as a whole.

     At December 31, 1997, the Company had approximately 1,000 employees.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     From time to time, the Company may make statements regarding its expectations, intent or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections and expectations about future events may and often do vary from actual results, the differences between assumptions, projections and expectations and actual results can be material, and there can be no assurance that the forward-looking statements will be realized. For a discussion of some factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Forward-Looking Statements."


OPERATING STATISTICS

--------------------------------------------------------- -----------------------------------------------------------------------
NATURAL GAS TRANSMISSION                                                         YEARS ENDED DECEMBER 31,
--------------------------------------------------------- -----------------------------------------------------------------------
                                                              1997           1996          1995          1994           1993
                                                              ----           ----          ----          ----           ----
Throughput Volumes (TBtu a):
      PEPL                                                      659            687           663           626            607
      Trunkline                                                 620            632           519           560            633
                                                          -------------- ------------- ------------- -------------- -------------
         Total                                                1,279          1,319         1,182         1,186          1,240
========================================================= ============== ============= ============= ============== =============


a    Trillion British thermal units

ITEM 2. PROPERTIES.

     PEPL's gas transmission system, which consists of four large-diameter parallel pipelines and 13 mainline compressor stations, extends a distance of approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through the states of Missouri, Illinois, Indiana and Ohio into Michigan. Trunkline's transmission system extends approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through the states of Arkansas, Mississippi, Tennessee, Kentucky, Illinois and Indiana to a point on the Indiana-Michigan border. The system consists principally of three large-diameter parallel pipelines and 18 mainline compressor stations. PEPL and Trunkline systems connect with the TETCO system in Lebanon, Ohio.

    Trunkline also owns and operates two offshore Louisiana gas supply systems consisting of 337 miles of pipeline extending approximately 81 miles into the Gulf of Mexico.

     For information concerning natural gas storage properties, see "Business, Natural Gas Transmission".

Include maps for Natural Gas Transmission

ITEM 3. LEGAL PROCEEDINGS.

     See Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies" and "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Environmental" for a discussion of legal proceedings.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     All of the Company's outstanding common stock, without par value, is owned by PanEnergy. In 1997 and 1996, PEPL declared and paid dividends on common stock of $75 million and $200 million, respectively, in the form of promissory notes due PanEnergy bearing interest at prime rates.



ITEM 6. SELECTED FINANCIAL DATA.


---------------------------------------------- ------------- ------------ ------------ ------------ -------------
IN MILLIONS                                        1997         1996         1995         1994          1993
---------------------------------------------- ------------- ------------ ------------ ------------ -------------
INCOME        Operating Revenues               $    534.1    $    539.3   $    547.5   $    745.2   $    884.7
STATEMENT     Operating Expenses                    338.8         345.5        350.1        542.2        692.7
                                               ------------- ------------ ------------ ------------ -------------
              Operating Income                      195.3         193.8        197.4        203.0        192.0
              Other Income and Expenses               6.3           4.0          -           (3.8)        42.2
                                               ------------- ------------ ------------ ------------ -------------
              Earnings Before Interest and
                   Taxes                            201.6         197.8        197.4        199.2        234.2
              Interest Income - Parent                -             -            -           42.6         24.8
              Interest Expense                       73.0          61.8         37.6         47.5         55.7
                                               ------------- ------------ ------------ ------------ -------------
              Earnings Before Income Taxes          128.6         136.0        159.8        194.3        203.3
              Income Taxes                           48.3          48.3         59.1         75.8         83.2
                                               ------------- ------------ ------------ ------------ -------------
              Net Income                       $     80.3    $     87.7   $    100.7   $    118.5   $    120.1
============= ================================ ============= ============ ============ ============ =============
BALANCE       Total Assets                     $  1,906.1    $  1,899.9   $  1,916.4   $  1,983.6   $  2,265.1
SHEET         Long-term Debt                   $    299.2    $    299.2   $    303.7   $    428.5   $    503.3
------------- -------------------------------- ------------- ------------ ------------ ------------ -------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

INTRODUCTION

      Panhandle Eastern Pipe Line Company (PEPL) is a wholly owned subsidiary of PanEnergy Corp (PanEnergy), which is an indirect wholly owned subsidiary of Duke Energy Corporation (Duke Energy). PEPL was incorporated in Delaware in 1929. PEPL and its subsidiaries (the Company) are primarily engaged in the interstate transportation and storage of natural gas. The interstate natural gas transmission and storage operations of the Company are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

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

     The following information is provided to facilitate increased understanding of the 1997 and 1996 consolidated financial statements and accompanying notes of the Company, and should be read in conjunction therewith. Because all of the outstanding common stock of PEPL is indirectly owned by Duke Energy, the following discussion has been prepared in accordance with the reduced disclosure format permitted by Form 10-K for issuers that are wholly owned subsidiaries of reporting companies under the Securities Exchange Act of 1934 set forth in General Instruction I (1)(a) and (b) for Form 10-K.

RESULTS OF OPERATIONS

     The Company reported consolidated net income of $80.3 million in 1997 compared to consolidated net income of $87.7 million in 1996. Operating income was $195.3 million in 1997 compared to $193.8 in 1996. Operating income and earnings before interest and taxes are not materially different, and are affected by the same fluctuations for the Company.

     Earnings before interest and taxes for the Company in 1997 were relatively flat when compared to the prior year. Revenues decreased $5.2 million in 1997 from the prior year primarily due to lower transportation throughput in 1997 compared to 1996. In 1997, total operating expenses were down $6.7 million from the prior year due primarily to non-recurring severance and lease expenses in 1996, offset by litigation expenses recorded in 1997. Earnings before interest and taxes was also improved by the favorable resolution of certain regulatory matters in 1997 in excess of those in 1996, which increased revenues and other income.

     Other impacts on net income include an increase of interest expense of $11.2 million, or 18.1%, as compared to 1996 as a result of higher average outstanding short term notes payable-parent.

LIQUIDITY AND CAPITAL RESOURCES

      Capital and investment expenditures for 1997 and 1996 were $105.2 million and $51.6 million, respectively. This increase is primarily due to the Terrebonne business expansion project. In July 1997, the FERC approved Trunkline's expansion of the Terrebonne system, with a planned second quarter 1998 in-service date, which targets expanding natural gas production in the Gulf of Mexico.

      In 1997, PanEnergy also announced the Spectrum project, which will utilize existing and released capacity on PanEnergy's four interstate pipelines to provide up to 500 billion British thermal units per day of firm transportation capacity from the Chicago area to the East Coast.

      The Company plans to actively maintain its facilities and also pursue business expansion as opportunities arise. Projected 1998 capital and investment expenditures, including allowance for funds used during construction, are approximately $71.1 million. These projections are subject to periodic review and revision. Actual expenditures incurred may vary from estimates due to various factors, including business expansion opportunities and environmental matters. Expenditures for 1998 are expected to be funded by cash from operations and/or the collection of intercompany amounts owed the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. The Company is exposed to changes in interest rates as a result of significant financing through its issuance of variable-rate debt and fixed-rate debt. The Company manages its interest rate exposure by limiting its variable-rate exposure to a certain percentage of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. (See Notes 8 and 9 to the Consolidated Financial Statements.) All of the Company's variable-rate debt is due to PanEnergy.

     If market interest rates average 1% more in 1998 than in 1997, the Company's intercompany interest expense would increase, and income before taxes would decrease by approximately $6.8 million. This amount has been determined by considering the impact of the hypothetical interest rates on the Company's variable-rate debt balances as of December 31, 1997. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

CURRENT ISSUES

     OPERATIONS OUTLOOK AND COMPETITION. Due to increased competition, especially in the Midwestern section of the U.S., limited opportunities for growth exist for the Company's future natural gas transmission operations. The market for transmission of natural gas to the Midwest is increasingly competitive, and may become more so, in light of projects in progress to increase Midwest transmission capacity for gas originating in Canada and the Rocky Mountain region. The Company continues to offer selective discounting to maximize revenues from existing capacity and to advance projects that provide expanded services to meet the specific needs of customers.


      Currently, the interstate natural gas transmission industry is regulated on a basis designed to recover the costs of providing services to customers. If competitive forces do not allow interstate pipelines to charge rates that would allow them to recover the costs of providing service, companies would no longer be able to follow the specialized accounting rules for regulated companies under Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." Such companies would therefore be required to write off their regulatory assets. The regulatory assets of the Company are indicated on the Consolidated Balance Sheets. Management cannot predict the potential impact of these competitive forces on the Company's future results of operations or financial position. However, the Company continues to manage costs and posture the business to operate in a competitive environment.

     ENVIRONMENTAL. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

     SUPERFUND SITES. The Company is considered by regulators to be a potentially responsible party and may be subject to future liability at two federal Superfund sites. The Company will share in any liability associated with remediation of contamination at these sites with other potentially responsible parties. Management is of the opinion that resolution of these matters will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

     PCB (POLYCHLORINATED BIPHENYL) ASSESSMENT AND CLEAN-UP PROGRAMS. The Company has identified environmental contamination at certain sites on its systems and is undertaking clean-up programs at these sites. The contamination resulted from the past use of lubricants containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. The Company has communicated with the Environmental Protection Agency (EPA) and appropriate state regulatory agencies on these matters. Environmental clean-up programs are expected to continue until 2002.

         At December 31, 1997 and 1996, the Company had accrued liabilities for remaining estimated clean-up costs on its systems, which were included in Other Current Liabilities and Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. These cost estimates represent gross clean-up costs expected to be incurred, have not been discounted or reduced by customer recoveries and do not include fines, penalties or third-party claims. Costs expected to be recovered from customers are included in the Consolidated Balance Sheets as of December 31, 1997 and 1996, as Regulatory Assets.

     The federal and state clean-up programs are not expected to interrupt or diminish the Company's ability to deliver natural gas to customers. Based on the Company's experience to date and costs incurred for clean-up operations, management believes the resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

     AIR QUALITY CONTROL. In 1994, the State of Missouri issued a Notice of Violation to the Company alleging violations of Missouri air pollution regulations at the Company's Houstonia compressor station. The Company is in negotiations with the State to resolve this matter. The State is seeking a penalty and correction of the alleged violations.

     LITIGATION AND CONTINGENCIES. For information concerning litigation and other commitments and contingencies, see Note 11 to the Consolidated Financial Statements.

     COMPUTER SYSTEMS CHANGES FOR THE YEAR 2000. The Company is incurring incremental costs to modify or replace existing computer systems to accommodate the year 2000 and beyond. The Company is currently making the necessary modifications to its programs and is of the opinion that remaining modifications will be completed before they become problematic. Management is of the opinion that the costs associated with these modifications will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

     FORWARD-LOOKING STATEMENTS. From time to time, the Company may make statements regarding its expectations, intent or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections and expectations about future events may and often do vary from actual results, the differences between assumptions, projections and expectations and actual results can be material, and there can be no assurance that the forward-looking statements will be realized. The following are some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements: state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed and degree to which competition enters the natural gas industry; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control; the results of financing efforts; growth in opportunities for the Company's subsidiaries and diversified operations; and the effect of the Company's accounting policies, in each case during the periods covered by the forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk."


Item 8. Financial Statements and Supplementary Data

                                                    PANHANDLE EASTERN PIPE LINE COMPANY
                                                    CONSOLIDATED STATEMENTS OF INCOME


                                                                  (In millions)



                                                             Year Ended December 31
                                                      ---------------------------------------
                                                          1997             1996         1995
                                                          ------          ------        ----
Operating Revenues
  Transportation and storage of natural gas           $      500.8      $  510.1    $   516.8
  Other                                                       33.3          29.2         30.7
                                                      ------------      --------    ---------
      Total operating revenues                               534.1         539.3        547.5
                                                     -------------      ---------   ----------
Operating Expenses
  Operation and maintenance                                  253.7         260.7        263.1
  Depreciation and amortization                               58.9          57.8         59.2
  Property and other taxes                                    26.2          27.0         27.8
                                                     -------------       --------     -------
     Total operating expenses                                338.8         345.5        350.1
                                                     -------------      ---------     -------

Operating Income                                             195.3         193.8        197.4
                                                     -------------      --------     --------

Other Income and Expenses                                      6.3           4.0            -
                                                     -------------      --------      -------

Earnings Before Interest and Taxes                           201.6         197.8        197.4

Interest Expense                                              73.0          61.8         37.6
                                                     -------------     ---------      -------

Earnings Before Income Taxes                                 128.6         136.0        159.8


Income Taxes                                                  48.3          48.3         59.1
                                                     -------------       -------       -------

Net income                                             $      80.3      $   87.7    $   100.7
                                                    ==============     =========    ==========



                See Notes to Consolidated Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (IN MILLIONS)



                                                                                   Years Ended December 31
                                                                   --------------------------------------------------------
                                                                        1997                1996                1995
                                                                   ---------------     ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                             $ 80.3               $ 87.7             $ 100.7
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                            60.9                 60.8                63.0
      Deferred income taxes                                                     2.1                (87.9)               (3.7)
      Rate settlement                                                         (70.5)                (9.5)               (5.4)
      (Increase) Decrease in
          Receivables                                                         (47.9)               (31.0)              (11.4)
          Inventory                                                             6.1                 11.0                10.4
          Other current assets                                                 11.2                 (1.5)               24.1
      Increase (Decrease) in
          Accounts payable                                                     15.1                 (2.5)                2.7
          Taxes accrued                                                        (9.7)                 8.2               (13.7)
          Other current liabilities                                            35.0                 23.2                (3.8)
      Other, net                                                               23.8                 47.5               (12.4)
                                                                    ---------------     ----------------    ----------------
          Net cash provided by operating activities                           106.4                106.0               150.5
                                                                    ---------------     ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                                    (105.2)               (51.6)              (64.6)
      Net decrease (increase) in advances receivable - parent                  (9.2)               (84.2)               25.6
      Retirements and other                                                     7.9                 29.7                13.4
                                                                    ---------------     ----------------    ----------------
          Net cash used in investing activities                              (106.5)              (106.1)              (25.6)
                                                                    ---------------     ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments for the redemption of long-term debt                             -                    -                (125.1)
                                                                    ---------------     ----------------    ----------------
          Net cash used in financing activities                                 -                    -                (125.1)
                                                                    ---------------     ----------------    ----------------

      Net decrease in cash and cash equivalents                                (0.1)                (0.1)               (0.2)

      CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            0.1                  0.2                 0.4
                                                                    ===============     ================    ================
      CASH AND CASH EQUIVALENTS AT END OF YEAR                                $ -                  $ 0.1               $ 0.2
                                                                    ===============     ================    ================


SUPPLEMENTAL DISCLOSURES
      Cash paid for interest (net of amount capitalized)                     $ 80.5               $ 62.2              $ 39.7
                                                                    ---------------     ----------------    ----------------
      Cash paid for income taxes                                             $ 64.8               $ 59.8              $ 78.9
                                                                    ---------------     ----------------    ----------------

                 See Notes to Consolidated Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                  (IN MILLIONS)



                                                                  December 31
                                                       ------------------------------------
                                                           1997                1996
                                                       ----------------    ----------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                   $ -                 $ 0.1
      Receivables                                                 106.0                58.1
      Inventory and supplies                                       38.2                44.3
      Current deferred income tax                                   4.3                 8.6
      Current portion of regulatory assets                          6.5                 8.9
      Other                                                        37.3                48.5
                                                       ----------------    ----------------
          Total current assets                                    192.3               168.5
                                                       ----------------    ----------------

INVESTMENTS AND OTHER ASSETS
      Advances and note receivable - parent                       662.1               652.9
      Investment in affiliates                                     47.0                44.6
      Other                                                         7.1                15.3
                                                       ----------------    ----------------
          Total investments and other assets                      716.2               712.8
                                                       ----------------    ----------------

PROPERTY, PLANT AND EQUIPMENT
      Cost                                                      2,733.9             2,672.2
      Less accumulated depreciation and amortization            1,776.0             1,749.6
                                                       ----------------    ----------------
          Net property, plant and equipment                       957.9               922.6
                                                       ----------------    ----------------

REGULATORY ASSETS
      Debt expense                                                 12.7                14.9
      Other                                                        27.0                81.1
                                                       ----------------    ----------------
          Total regulatory assets                                  39.7                96.0
                                                       ----------------    ----------------

      TOTAL ASSETS                                            $ 1,906.1           $ 1,899.9
                                                       ================    ================



                 See Notes to Consolidated Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                  (IN MILLIONS)



                                                                                         December 31
                                                                              ------------------------------------
                                                                                    1997                1996
                                                                              ----------------    ----------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
      Accounts payable                                                                  $ 45.5              $ 30.4
      Notes payable - parent                                                             675.0               600.0
      Taxes accrued                                                                       76.7                86.4
      Interest accrued                                                                     8.0                 8.0
      Other                                                                              114.1               116.9
                                                                              ----------------    ----------------
          Total current liabilities                                                      919.3               841.7
                                                                              ----------------    ----------------

LONG-TERM DEBT                                                                           299.2               299.2
                                                                              ----------------    ----------------

DEFERRED CREDITS AND OTHER LIABILITIES
      Deferred income taxes                                                               82.1                83.5
      Other                                                                              104.5               179.8
                                                                              ----------------    ----------------
          Total deferred credits and other liabilities                                   186.6               263.3
                                                                              ----------------    ----------------

COMMON STOCKHOLDER'S EQUITY
      Common stock, no par, 1,000 shares authorized, issued and outstanding                1.0                 1.0
      Paid-in capital                                                                    465.9               465.9
      Retained earnings                                                                   34.1                28.8
                                                                              ----------------    ----------------
          Total common stockholder's equity                                              501.0               495.7
                                                                              ----------------    ----------------

      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                     $ 1,906.1           $ 1,899.9
                                                                              ================    ================




                 See Notes to Consolidated Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

                                  (IN MILLIONS)



                                                     Years Ended December 31
                                      ---------------------------------------------------------
                                          1997                1996                 1995
                                      ----------------    ----------------     ----------------
COMMON STOCK
      Balance at beginning of year               $ 1.0               $ 1.0                $ 1.0

                                      ----------------    ----------------     ----------------
          BALANCE AT END OF YEAR                   1.0                 1.0                  1.0
                                      ----------------    ----------------     ----------------

PAID-IN-CAPITAL
      Balance at beginning of year               465.9               465.9                471.8
      Other                                        -                   -                   (5.9)
                                      ----------------    ----------------     ----------------
          BALANCE AT END OF YEAR                 465.9               465.9                465.9
                                      ----------------    ----------------     ----------------

RETAINED EARNINGS
      Balance at beginning of year                28.8               141.1                440.4
      Net income                                  80.3                87.7                100.7
      Common stock dividends                     (75.0)             (200.0)              (400.0)
                                      ----------------    ----------------     ----------------
          BALANCE AT END OF YEAR                  34.1                28.8                141.1
                                      ----------------    ----------------     ----------------

TOTAL COMMON STOCKHOLDER'S EQUITY              $ 501.0             $ 495.7              $ 608.0
                                      ================    ================     ================


                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



NOTE 1. NATURE OF OPERATIONS

      Panhandle Eastern Pipe Line Company (PEPL) is a wholly owned subsidiary of PanEnergy Corp (PanEnergy), which is an indirect wholly owned subsidiary of Duke Energy Corporation (Duke Energy). PEPL was incorporated in Delaware in 1929. PEPL and its subsidiaries (the Company) are primarily engaged in the interstate transportation and storage of natural gas. The interstate natural gas transmission and storage operations of the Company are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION. The consolidated financial statements reflect consolidation of all of the Company's majority-owned subsidiaries after the elimination of intercompany transactions. Investments in other entities that are not majority owned and where the Company has significant influence over operations are accounted for using the equity method.

     The consolidated financial statements are prepared in conformity with generally accepted accounting principles appropriate in the circumstances to reflect in all material respects the substance of events and transactions which should be included. In preparing these statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being reported. However, actual results could differ from these estimates.

     CASH AND CASH EQUIVALENTS. All liquid investments with maturities at date of purchase of three months or less are considered cash equivalents.

     INVENTORY. Inventory, which consists of gas held for operations and materials and supplies, is recorded at the lower of cost or market, primarily using the weighted average cost method ($19.7 million and $31.1 million at December 31, 1997 and 1996, respectively) and the last in first out method ($18.5 million and $13.2 million at December 31, 1997 and 1996, respectively).

     PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is stated at original cost. The Company capitalizes all construction-related direct labor and materials. The cost of renewals and betterments that extend the useful life of property is also capitalized. The cost of repairs and replacements is charged to expense. Depreciation is computed using the straight-line method. The Company's composite weighted-average depreciation rates were 2.21, 2.13 and 2.14 percent for 1997, 1996 and 1995, respectively.

     At the time property, plant and equipment maintained by the Company's FERC-regulated operations are retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation and amortization. When entire FERC-regulated operating units are sold or non-regulated properties are retired or sold, the property and related accumulated depreciation and amortization accounts are reduced and any gain or loss is recorded in income, unless otherwise required by the FERC.

     UNAMORTIZED DEBT PREMIUM, DISCOUNT AND EXPENSE. Expenses incurred in connection with the issuance of presently outstanding long-term debt, and premiums and discounts relating to such debt, are amortized over the terms of the respective issues. Also, any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance regulated assets and operations are amortized consistent with regulatory treatment of these items.

     ENVIRONMENTAL EXPENDITURES. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Environmental expenditures relating to current or future revenues are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Certain of these environmental assessments and clean-up costs have been deferred and are included in Regulatory Assets as they are expected to be recovered from the Company's customers.

     COST-BASED REGULATION. The regulated operations of the Company are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, the Company records certain assets and liabilities that result from the effects of the ratemaking process that would not be recorded under generally accepted accounting principles for non-regulated entities. The regulatory assets and regulatory liabilities of the Company are classified as Regulatory Assets and Deferred Credits and Other Liabilities, respectively, in the Consolidated Balance Sheets. The Company regularly evaluates the continued applicability of SFAS No. 71, considering such factors as the impact of competition and necessity to discount cost based rates charged to customers. Increased competition might require entities to reduce their asset balances to reflect a market basis less than cost and would also require entities to write off their associated regulatory assets. Management cannot predict the potential impact, if any, of increased competition on the Company's future financial position and results of operations. However, the Company continues to position itself to effectively meet these challenges by maintaining prices that are competitive.

     REVENUES. The Company recognizes transportation and storage revenues in the period service is provided. When rate cases associated with the transportation and storage of natural gas are pending final FERC approval, a portion of the revenues collected by the Company is subject to possible refund. The Company has established reserves where required for such cases. See Note 3, Regulatory Matters.

     During 1997, sales to ProLiance Energy, L.L.C. and Consumers Energy Company each accounted for approximately 10% of consolidated revenues of the Company. In 1996, no single customer accounted for 10% or more of consolidated revenues. In 1995, sales to Consumers Power Company accounted for approximately 10% of consolidated revenues. No other customer accounted for 10% or more of consolidated revenues during 1997, 1996 or 1995.

     ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC). AFUDC represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. AFUDC is a non-cash item and is recognized as a cost of Property, Plant and Equipment, with offsetting credits to Other Income and Expenses and to Interest Expense. After construction is completed, the Company is permitted to recover these costs, including a fair return, through their inclusion in rate base and in the provision for depreciation.

     Rates used for capitalization of AFUDC by the Company's regulated operations are calculated in compliance with FERC rules.

     INCOME TAXES. Prior to the merger, PanEnergy and its subsidiaries filed a consolidated federal income tax return. Subsequent to the merger, Duke Energy and its subsidiaries file a consolidated federal income tax return. Federal income taxes have been provided by the Company on the basis of its separate company income and deductions in accordance with established practices of the consolidated group.

     Deferred income taxes have been provided for temporary differences. Temporary differences occur when events and transactions recognized for financial reporting result in taxable or tax-deductible amounts in different periods.

     RECLASSIFICATIONS. Certain amounts have been reclassified in the consolidated financial statements to conform to the current presentation.

NOTE 3. REGULATORY MATTERS

     FERC ORDER 636 AND NATURAL GAS TRANSITION COSTS. The Company's interstate natural gas pipelines primarily provide transportation and storage services pursuant to FERC Order 636. Order 636 allows pipelines to recover eligible costs resulting from implementation of the order (transition costs).

     On July 16, 1996, the U.S. Court of Appeals for the District of Columbia upheld, in general, all aspects of Order 636 and remanded certain issues for further explanation. One of the issues remanded for further explanation is whether pipelines should be entitled to recover 100% of gas supply realignment
(GSR) costs. On February 27, 1997, FERC issued an order reaffirming the right of interstate pipelines to recover 100% of GSR costs. This matter is substantially mitigated by PEPL's transition cost settlement agreements with customers.

      The Company believes the exposure associated with gas purchase contract commitments is substantially mitigated by transition cost recoveries pursuant to customer settlements, Order 636 and other mechanisms, and that this issue will not have a material adverse effect on consolidated results of operations or financial position of the Company.

     JURISDICTIONAL TRANSPORTATION AND SALES RATES. On April 1, 1992 and November 1, 1992, PEPL placed into effect, subject to refund, general rate increases. On February 26, 1997, the FERC approved PEPL's settlement agreement which provided final resolution of refund matters and established prospective rates. The agreement terminated other actions relating to these proceedings as well as PEPL's restructuring of rates and transition cost recoveries related to FERC Order 636. As a result of the resolution of this matter, PEPL refunded $37.8 million to customers. The settlement will not have a material impact on future operating revenues or financial position of the Company.

     As a result of the resolution of these and certain other proceedings, the Company recorded earnings before interest and taxes of $32.7 million, $8 million, and $20.6 million in 1997, 1996, and 1995, respectively.

     Effective August 1, 1996, Trunkline placed into effect a general rate increase, subject to refund, reflecting an annual cost of service increase of $5 million. Hearings were completed in the third quarter of 1997.

     KANSAS AD-VALOREM TAX. In conjunction with a FERC order issued in September 1997, certain natural gas producers were required to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines. These pipelines were also ordered to refund these amounts to their customers. All payments are to be made in compliance with proscribed
FERC requirements. At December 31, 1997, the Company had $53.6 million due from natural gas producers included in Accounts Receivable. Also at December 31, 1997, the Company had $53.6 million due to customers included in Other Current Liabilites.

NOTE 4. RELATED PARTY TRANSACTIONS

     A summary of related party transactions included in the consolidated statements of income for each of the three years in the period ended December 31, 1997 is as follows:


------------------------------------- ------------ ----------- -----------
IN MILLIONS                              1997         1996        1995
------------------------------------- ------------ ----------- -----------

Transportation of natural gas           $   31.8     $   30.2    $   33.4
Other operating revenues                    27.1          8.8        10.7
Operation and maintenance (1)               65.5         67.9        48.5
Interest expense, net                       48.8         34.8        (0.3)
------------------------------------- ------------ ----------- -----------

(1) Includes allocated retirement plan costs.

     A summary of certain balances due to or due from related parties included in the consolidated balance sheets at December 31, 1997 and 1996 is as follows:

--------------------------------------------- ------------ -----------
IN MILLIONS                                      1997         1996
--------------------------------------------- ------------ -----------
Receivables                                    $     8.1    $     5.0
Accounts payable                                    36.6         19.6
Taxes accrued                                       54.8         63.4
--------------------------------------------- ------------ -----------

     Advances and Note Receivable-Parent included a $30 million note at December 31, 1997 and 1996 which bears interest at the London Interbank Offered Rate plus
 .5%. The remainder of Advances and Note Receivable-Parent do not bear interest. Advances are carried as open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures and debt payments of the Company.


NOTE 5. GAS IMBALANCES

     The consolidated balance sheets included in-kind balances as a result of differences in gas volumes received and delivered. At December 31, 1997 and 1996, other current assets include $24.2 million and $20.4 million, respectively, and other current liabilities include $22.0 million and $14.1 million, respectively, related to gas imbalances.

NOTE 6. INCOME TAXES

     Income tax expense for the years ended December 31, 1997, 1996 and 1995 consisted of the following:

------------------------------------- ------------ ------------- ------------
IN MILLIONS                              1997          1996         1995
------------------------------------- ------------ ------------- ------------
Current income taxes
  Federal                                  $ 41.4      $ 123.1        $ 54.0
  State                                       4.8         13.1           8.8
                                         --------    ---------      --------
    Total current income taxes               46.2        136.2          62.8
                                          ----------- --------       -------

Deferred income taxes, net
  Federal                                     1.3        (75.6)          2.3
  State                                       0.8        (12.3)         (6.0)
                                         --------    ----------    ----------
    Total deferred income taxes, net          2.1        (87.9)         (3.7)
                                          --------   ----------    ----------

Total income tax expense                   $ 48.3     $   48.3        $ 59.1
                                           ======     ========        ======

------------------------------------- ------------ ------------- ------------


     Total income tax differs from the amount computed by applying the federal income tax rate of 35% to income before income taxes. The reasons for this difference are as follows:

-------------------------------------------------------- ------------ ------------- ------------
IN MILLIONS                                                 1997          1996         1995
-------------------------------------------------------- ------------ ------------- ------------
Income tax, computed at the statutory rate                    $ 45.0       $ 47.6        $ 55.9
Adjustments resulting from:
  State income tax, net of federal income tax effect             3.7          0.5           1.8
  Other items, net                                              (0.4)         0.2           1.4
                                                               -----    ---------      --------
Total income tax expense                                      $ 48.3       $ 48.3        $ 59.1
                                                              ======       ======        ======

Effective tax rate                                             37.6%         35.5%        37.0%

-------------------------------------------------------- ------------ ------------- ------------


     The tax effects of temporary differences that resulted in deferred income tax assets and liabilities, and a description of the significant items that created these differences as of December 31, 1997 and 1996 , are as follows:

---------------------------------------------------------- ------------ -------------
IN MILLIONS                                                   1997          1996
---------------------------------------------------------- ------------ -------------
Deferred credits and other liabilities                     $     94.5   $    127.5
Other                                                             3.0        -
                                                            ---------     --------
  Total deferred income tax assets                               97.5        127.5
                                                            ---------     --------

Investments and other assets                                    (16.1)       (16.0)
Property, plant and equipment                                  (130.9)      (129.8)
Regulatory assets                                               (22.7)       (46.8)
Other                                                            -            (4.7)
                                                            ----------    --------
  Total deferred income tax liabilities                        (169.7)      (197.3)
                                                            ----------    --------

State deferred income tax, net of federal tax effect             (5.6)        (5.1)
                                                             ----------   ---------

Net deferred income tax liability                               (77.8)       (74.9)
Portion classified as current asset                               4.3          8.6
                                                             ----------   ---------
Noncurrent liability                                         $  (82.1)   $   (83.5)
                                                             ==========  ==========



NOTE 7. PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment by classification as of December 31, 1997 and 1996 is as follows:

----------------------------------------------------- ----------------- ----------------
In Millions                                                 1997             1996
----------------------------------------------------- ----------------- ----------------
Transmission                                           $  1,924.7       $   1,933.0
Gathering                                                   256.6             215.6
Underground storage                                         320.0             319.5
General plant                                               171.7             180.4
Construction work in progress                                60.9              23.7
                                                       ----------         ---------
   Total property, plant, and equipment                   2,733.9           2,672.2
Less accumulated depreciation and amortization            1,776.0           1,749.6
                                                        ---------          --------
     Net property, plant and equipment                 $    957.9        $    922.6
===================================================== ================= ================


NOTE 8. FINANCIAL INSTRUMENTS

     During 1997, the Company terminated its agreement to sell accounts receivable which was entered into in 1996. Also in 1997, the liquefied natural gas (LNG) settlement receivables sale agreement, which was entered into in 1993, expired, as all the receivables were collected. Amounts outstanding at December 31, 1996 under these agreements were $34 million and $29.9 million, respectively and were included in Other Current Liabilities in the Consolidated Balance Sheets.

     The Company's financial instruments include $299.2 million of long-term debt at both December 31, 1997 and 1996 with an approximate fair value of $313.1 million and $302.6 million as of December 31, 1997 and 1996, respectively. Estimated fair value amounts of long-term debt were obtained from independent parties. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 1997 and 1996 are not necessarily indicative of the amounts the Company could have realized in current market exchanges.

     The fair value of cash and cash equivalents and notes payable - parent are not materially different from their carrying amounts because of the short-term nature of these instruments or the stated rates approximating market rates.

     The financial instruments, guarantees made to affiliates, have no book value associated with them and there are no fair values readily determinable since quoted market prices are not available. The fair values of advances and note receivable - parent are not readily determinable since such amounts are carried as open accounts. See Note 4, Related Party Transactions.

NOTE 9. DEBT AND CREDIT FACILITIES

     Long-term debt outstanding as of December 31, 1997 and 1996 consisted of the following:

---------------------------------------------- -------------- -------------- ---------------
DOLLARS IN  MILLIONS                             Year Due         1997            1996
---------------------------------------------- -------------- -------------- ---------------
7 7/8% Notes                                       2004            $ 100.0        $ 100.0
7.2% - 7.95% Debentures                         2023 - 2024          200.0          200.0
Unamortized debt discount and premium, net                            (0.8)          (0.8)
                                                              -------------- ---------------
Total long-term debt                                               $  299.2       $ 299.2
============================================== ============== ============== ===============

     Notes payable-parent includes a $75 million dividend declared on December 31, 1997 in the form of a promissory note due PanEnergy, bearing interest at prime rate and maturing on June 30, 1998. Notes payable-parent also includes a $600 million note bearing interest at prime rate and maturing on June 30, 1998.


NOTE 10.  INVESTMENT IN AFFILIATES

     Investments in other entities that are not majority owned and where the Company has significant influence over operations are accounted for using the equity method. These investments include undistributed earnings of $14.8 million in 1997 and $15.5 million in 1996. The Company's proportionate share of net income from these affiliates for the years ended December 31, 1997, 1996 and 1995 was $5.3 million, $5.7 million, and $7.5 million, respectively. These amounts are reflected in Other Operating Revenues in the Consolidated Statements of Income. Investment in affiliates includes the following two investments:

     NORTHERN BORDER PARTNERS, L.P. Northern Border Partners, L.P. is a master limited partnership (MLP) that owns 70% of Northern Border Pipeline Company (Northern Border), a partnership operating a pipeline transporting natural gas from Canada to the Midwest area of the United States. The Company has general partner interests as well as subordinated limited partnership interests, totaling 7.7%, in Northern Border Partners, L.P., and thus, an indirect 5.4% ownership interest in Northern Border.

     WESTANA GATHERING COMPANY. Westana Gathering Company is a joint venture that provides gathering, processing and marketing services for natural gas producers in Oklahoma.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

     FUTURE CONSTRUCTION COSTS. The Company plans to actively maintain its regulated facilities, and also pursue business expansion of its regulated operations as opportunities arise. Projected 1998 capital and investment expenditures, including allowance for funds used during construction are approximately $71.1 million. These projections are subject to periodic review and revisions. Actual expenditures incurred may vary from such estimates due to various factors, including business expansion opportunities and environmental matters.

     ENVIRONMENTAL. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters.

     The Company has identified environmental contamination at certain sites on the Company's systems and is undertaking clean-up programs at these sites. The contamination resulted from the past use of lubricants containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. The Company has communicated with the Environmental Protection Agency and appropriate state regulatory agencies on these matters. Environmental clean-up programs are expected to continue until 2002.

     At December 31, 1997 and 1996, the Company had accrued liabilities for remaining estimated clean-up costs on the Company's systems which are included in Other Current Liabilities and Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. These cost estimates represent gross clean-up costs expected to be incurred, have not been discounted or reduced by customer recoveries and do not include fines, penalties or third-party claims. Costs to be recovered from customers are included in the Consolidated Balance Sheets as of December 31, 1997 and 1996, as Regulatory Assets.

     The federal and state clean-up programs are not expected to interrupt or diminish the Company's ability to deliver natural gas to customers. Based on the Company's experience to date and costs incurred for clean-up operations, management believes the resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

     LITIGATION. On April 25, 1997, a group of affiliated plaintiffs that own and/or operate various pipeline and marketing companies and partnerships primarily in Kansas filed suit against PEPL in the U.S. District Court for the Western District of Missouri. The plaintiffs allege that PEPL has engaged in unlawful and anti-competitive conduct with regard to requests for interconnects with the PEPL system for service to the Kansas City area. Asserting that PEPL has violated the antitrust laws and tortiously interfered with the plaintiffs' contracts with third parties, the plaintiffs seek compensatory and punitive damages in unspecified amounts. Periodically, similar disputes arise with other natural gas marketers and pipeline companies concerning interconnections and other issues involving access to the Company's natural gas transmission systems. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

     On May 13, 1997, Anadarko Petroleum Corporation (Anadarko) filed suits against PEPL and other affiliates, as defendants, both in the United States District Court for the Southern District of Texas and State District Court of Harris County, Texas. Anadarko claims that it was effectively indemnified by the defendants against any responsibility for refunds of Kansas ad-valorem taxes which are due purchasers of gas from Anadarko, retroactive to 1983. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

     The Company is also involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with SFAS No. 5, "Accounting for Contingencies," in order to provide for such matters. Management is of the opinion that the final disposition of these matters will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

     OTHER COMMITMENTS AND CONTINGENCIES. In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. The Company's pipelines, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, the Company's pipelines will file with FERC to recover a portion of these costs from pipeline customers. Management is of the opinion that the resolution of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border, PEPL guarantees payment to Northern Border under a transportation agreement held by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $78.3 million for 1998 through 2001. In the opinion of management, the probability that the Company will be required to perform under this guarantee is remote.

     LEASES. The Company utilizes assets under operating leases in several areas of operations. Consolidated rental expense amounted to $20.0 million, $29.6 million, and $16.8 million in 1997, 1996, and 1995, respectively. Future minimum rental payments under the Company's various operating leases for the years 1998 through 2002 are $14.3 million, $13.9 million, $13.0 million, $10.3 million, and $6.9 million, respectively.

NOTE 12. BENEFIT PLANS

     RETIREMENT PLAN. The Company participates in PanEnergy's non-contributory defined benefit retirement plan covering most employees with a minimum of one year vesting service. The plan provides retirement benefits for eligible employees of the Company that are generally based on an employee's years of benefit accrual service and highest average eligible earnings. PanEnergy's policy is to fund amounts, as necessary, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan members. With respect to the entire plan, the fair value of the plan assets of $747.8 million and $857.5 million at December 31, 1997 and 1996, respectively, exceeded the actuarially computed present value of the vested and non-vested accumulated benefit obligations of $205.6 million and $384.4 million as of December 31, 1997 and 1996, respectively.

Assumptions used in PanEnergy's pension and other postretirement benefits accounting include:


--------------------------------------------------- ------------ ------------- ------------
PERCENT (%)                                            1997          1996         1995
--------------------------------------------------- ------------ ------------- ------------
Discount rate                                              7.25          7.50         7.50
Salary increase                                            4.75          5.00         5.00
Expected long-term rate of return on plan assets           9.25          9.50         9.50
Assumed tax rate, where applicable                        39.60         39.60        39.60
--------------------------------------------------- ------------ ------------- ------------

     The Company's net periodic pension benefit, as allocated by PanEnergy, was $12.6 million, $11.0 million and $10.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     PanEnergy also sponsors, and the Company participates in, an employee savings plan which covers substantially all employees. The Company expensed plan contributions of $3.3 million, $3.4 million and $3.8 million in 1997, 1996 and 1995, respectively.

     OTHER POSTRETIREMENT BENEFITS. The Company, in conjunction with PanEnergy, provides certain health care and life insurance benefits for retired employees on a contributory and noncontributory basis. Substantially all employees may become eligible for these benefits if they have met certain age and service requirements as defined in the plans.

     The Company accrues such benefit costs over the active service period of employees to the date of full eligibility for the benefits. The net unrecognized transition obligation, resulting from the implementation of accrual accounting, is being amortized over approximately 20 years. With respect to the entire plan, the fair value of the plan assets was $121.7 million and $97.7 million at December 31, 1997 and 1996, respectively, and the accumulated postretirement benefit obligation was $256.2 million and $232.7 million at December 31, 1997 and 1996, respectively.

     It is the Company's and PanEnergy's general policy to fund accrued postretirement health care costs. PanEnergy's retiree life insurance plan is fully funded based on actuarially-determined requirements.

     The Company's net periodic postretirement benefit cost, as allocated by PanEnergy, was $7.2 million, $7.1 million and $6.3 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     The assumed health care cost trend rate used to estimate postretirement benefits was 6.5% in 1997. This rate is expected to decrease, with a 5.5% ultimate trend rate expected to be achieved by 1999. The effect of a 1% increase in the assumed health care cost trend rate for each future year would result in a $0.3 million increase in the annual aggregate postretirement benefit cost and a $5.1 million increase in PanEnergy's accumulated postretirement benefit obligation attributable to the Company at December 31, 1997.


NOTE 13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

-------------------------------- --------------- --------------- --------------- --------------- --------------
                                     First            Second          Third          Fourth
IN MILLIONS                         Quarter           Quarter        Quarter        Quarter            Total
-------------------------------- --------------- --------------- --------------- --------------- --------------

1997
Operating revenues                 $   166.4 A B   $   119.3       $   115.6       $   132.8        $   534.1
Operating income                        88.2 A          43.6            24.3            39.2            195.3
Net income                              47.7 B          18.3             3.6            10.7             80.3

1996
Operating revenues                 $   152.8 A     $   120.0       $   124.3       $   142.2        $   539.3
Operating income                        54.8 A          46.1            36.0            56.9            193.8
Net income                              24.0            20.5            19.3            23.9             87.7

================================ =============== =============== =============== =============== ==============


A For the first quarter of 1997 and 1996, $1.3 million and $1.4 million, respectively, related to equity in earnings of unconsolidated affiliates were reclassed to operating revenues from other income to be consistent with the Company's current presentation.
B Includes the effect of the favorable resolution of certain regulatory matters in 1997.


     Amounts reported on a quarterly basis are not necessarily indicative of amounts expected for the respective years due to the effects of seasonal temperature variations on energy consumption.

INDEPENDENT AUDITORS' REPORT

Panhandle Eastern Pipe Line Company:

We have audited the accompanying consolidated balance sheet of Panhandle Eastern Pipe Line Company and subsidiaries (the Company) as of December 31, 1997, and the related consolidated statements of income, common stockholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 31, 1996 and 1995 were audited by other auditors whose report, dated January 16, 1997, expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1997 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Charlotte, North Carolina
February 13, 1998

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Panhandle Eastern Pipeline Company

     We have audited the accompanying consolidated balance sheet of Panhandle Eastern Pipeline Company as of December 31, 1996, and the related consolidated statements of income, common stockholder's equity, and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panhandle Eastern Pipeline Company as of December 31, 1996; and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP
Houston, Texas
January 16, 1997

RESPONSIBILITY FOR FINANCIAL STATEMENTS

     The financial statements of Panhandle Eastern Pipe Line Company are prepared by management, which is responsible for their integrity and objectivity. The statements are prepared in conformity with generally accepted accounting principles appropriate in the circumstances to reflect in all material respects the substance of events and transactions which should be included. The other information in the annual report is consistent with the financial statements. In preparing these statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being reported.

     The Company's system of internal accounting control is designed to provide reasonable assurance that assets are safeguarded and transactions are executed according to management's authorization. Internal accounting controls also provide reasonable assurance that transactions are recorded properly, so that financial statements can be prepared according to generally accepted accounting principles. In addition, the Company's accounting controls provide reasonable assurance that errors or irregularities which could be material to the financial statements are prevented or are detected by employees within a timely period as they perform their assigned functions. The Company's accounting controls are continually reviewed for effectiveness. In addition, written policies, standards and procedures, and a strong internal audit program augment the Company's accounting controls.


Jeffrey L. Boyer
Vice President and Principal Accounting Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     No disclosure required.


                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedules included in Part II of this annual report are as follows:
    Consolidated Financial Statements
         Consolidated Statements of Income for the Years Ended December 31,
              1997, 1996 and 1995
         Consolidated Statements of Cash Flows for the
              Years Ended December 31, 1997, 1996 and 1995
         Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Common Stockholder's Equity for the
              Years Ended December 31, 1997, 1996 and 1995
         Notes to Consolidated Financial Statements

    Quarterly Financial Data (unaudited) (included in Note 13 to the
              Consolidated Financial Statements)



         All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1997.

(c) Exhibits - See Exhibit Index immediately following the signature page.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



 Date:  March 30, 1998      PANHANDLE EASTERN PIPE LINE COMPANY
                                               (Registrant)


                            By  /s/ Richard J. Osborne
                              -------------------------------------------------
                                                Richard J. Osborne
                               Senior Vice President and Chief Financial Officer





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     (i) Principal executive officer:
         Steven M. Roverud
              President and Director

    (ii) Principal financial officer:
         Richard J. Osborne
              Senior Vice President and Chief Financial Officer

   (iii) Principal accounting officer:
         Jeffrey L. Boyer
              Vice President and Principal Accounting Officer

    (iv) A majority of the Directors:
         Paul M. Anderson
         Fred J. Fowler


Date:  March 30, 1998

     Richard J. Osborne, by signing his name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.



                          By  (Signature of Richard J.Osborne)
                            ---------------------------------------------------
                                              Richard J. Osborne
                                               Attorney-in-fact

                                  EXHIBIT INDEX

     Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

-------------------- ------------------------------ ------------------------------------- ------------------
Exhibit Number       Description                    Originally Filed as Exhibit           Exhibit Number
-------------------- ------------------------------ ------------------------------------- ------------------
3.01                 Restated Certificate of        3.01 to Form 10-K of registrant      1-2921
                     Incorporation of Panhandle     for the year ended December
                     Eastern Pipe Line Company      31, 1993
                     dated October 25, 1993
3.02                 By-Laws of Panhandle Eastern   19(a) to Form 10-Q of registrant     1-2921
                     Pipe Line Company, effective   for quarter ended September 30,
                     July 23, 1986                  1986
4.01                 Indenture, dated as of         4 to Form S-3 of registrant filed    33-58552
                     February 1, 1993, between      February 19, 1993
                     Panhandle Eastern Pipe Line
                     Company and Morgan Guaranty
                     Trust Company of New York
4.02                 Letter, dated February 24,     4.06 to Form 10-K of registrant      1-2921
                     1994, from Nations Bank of     for the year ended December 31,
                     Texas, National Association    1993
                     accepting its appointment as
                     successor Trustee with
                     respect to all securities
                     issued or to be issued under
                     the Indenture dated as of
                     February 1, 1993, included
                     as Exhibit 4.05
10.01                Contract for Firm              10.41 to Form 10-K of PanEnergy      1-8157
                     Transportation of Natural      Corp for the year ended
                     Gas between Consumers Power    December 31, 1989
                     Company and Trunkline Gas
                     Company, dated November 1,
                     1989, and Amendment, dated
                     November 1, 1989
10.02                Contract for Firm              10.47 to Form 10-K of registrant      1-8157
                     Transportation of Natural      for year ended December 31, 1991
                     Gas between Consumers Power
                     Company and Trunkline Gas
                     Company, dated November 1,
                     1991
10.03                Contract for Firm              10.3 to Form 10-K of registrant for    1-2921
                     Transportation of Natural      the year ended December 31, 1993
                     Gas between Consumers Power
                     Company and Trunkline Gas
                     Company, dated September 1,
                     1993

*12                  Computation of Ratio of Earnings to Fixed Charges
*23.1                Consent of Deloitte & Touche LLP
*23.2                Consent of KPMG Peat Marwick LLP
*24.1                Power of Attorney authorizing Richard J. Osborne
                     and others to sign the annual report on behalf of the
                     registrant and certain of its directors and officers.
24.2                 Certified copy of resolution of the Board of Directors of
                     the registrant authorizing power of attorney.
*27                  Financial Data Schedule for
                     December 31, 1996
