Form 10-Q
period 1998-03-31
PANHANDLE EASTERN PIPE LINE CO
filed 1998-05-14
CIK 76063

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998                   Commission File Number 1-2921


                       PANHANDLE EASTERN PIPE LINE COMPANY
             (Exact name of Registrant as Specified in its Charter)


          Delaware                                       44-0382470
(State or Other Jurisdiction                   (IRS Employer Identification No.)
       of Incorporation)

                              5400 Westheimer Court
                                  P.O. Box 1642
                             Houston, TX 77251-1642
                    (Address of Principal Executive Offices)
                                   (Zip code)

                                  713-627-5400
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No __

The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Part I, Item 2 has been reduced and Part II, Item 4 has been omitted in accordance with such Instruction H.

All of the Registrant's common shares are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Number of shares of Common Stock,
no par value, outstanding at April 30, 1998................................1,000

================================================================================

                       PANHANDLE EASTERN PIPE LINE COMPANY
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998
                                      INDEX

Item                                                                                                       Page
----                                                                                                       ----

                          PART I. FINANCIAL INFORMATION
1.   Financial Statements....................................................................................1
         Consolidated Statements of Income for the Three Months Ended March 31, 1998 and 1997................1
         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997............2
         Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997..............................3
         Notes to Consolidated Financial Statements..........................................................5
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition...................7

                           PART II. OTHER INFORMATION

1.   Legal Proceedings.......................................................................................8
5.   Other Information.......................................................................................8
6.   Exhibits and Reports on Form 8-K........................................................................8

     Signatures..............................................................................................9

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                  (In millions)


                                                              Three Months Ended
                                                                  March 31
                                                             -------------------
                                                               1998        1997
                                                             -------     -------

Operating Revenues
      Transportation and storage of natural gas              $ 131.7     $ 154.1
      Other                                                      6.9        12.3
                                                             -------     -------
          Total operating revenues                             138.6       166.4
                                                             -------     -------

Operating Expenses
      Operation and maintenance                                 47.5        56.2
      Depreciation and amortization                             14.5        14.7
      Property and other taxes                                   6.9         7.3
                                                             -------     -------
          Total operating expenses                              68.9        78.2
                                                             -------     -------

Operating Income                                                69.7        88.2
                                                             -------     -------

Other Income and Expenses                                        6.5         7.7
                                                             -------     -------

Earnings Before Interest and Taxes                              76.2        95.9

Interest Expense                                                19.2        18.6
                                                             -------     -------

Earnings Before Income Taxes                                    57.0        77.3

Income Taxes                                                    21.6        29.6
                                                             -------     -------

Net Income                                                   $  35.4     $  47.7
                                                             =======     =======



                 See Notes to Consolidated Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                     Three Months Ended
                                                                         March 31
                                                                    ------------------
                                                                      1998       1997
                                                                    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                    $  35.4    $  47.7
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                    15.0       14.7
      Deferred income taxes                                            (1.3)       5.1
      Rate settlement                                                  --        (27.7)
      Net change in current assets and liabilites                     (31.1)     (24.7)
      Other, net                                                        0.6        4.2
                                                                    -------    -------
          Net cash provided by operating activities                    18.6       19.3
                                                                    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                             (17.4)     (10.8)
      Net decrease (increase) in advances receivable - parent           0.8       (8.6)
      Retirements and other                                            (2.0)      --
                                                                    -------    -------
          Net cash used in investing activities                       (18.6)     (19.4)
                                                                    -------    -------

      Net decrease in cash and cash equivalents                        --         (0.1)

      Cash and cash equivalents at beginning of period                 --          0.1
                                                                    -------    -------
      Cash and cash equivalents at end of period                    $  --      $  --
                                                                    =======    =======


Supplemental Disclosures
      Cash paid for interest (net of amount capitalized)            $  24.9    $  23.9
      Cash paid for income taxes                                    $  55.0    $  63.4



                 See Notes to Consolidated Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)



                                                        March 31,   December 31,
                                                           1998        1997
                                                       (Unaudited)
                                                         --------    --------
ASSETS

Current Assets
      Receivables                                        $   93.7    $  106.0
      Inventory and supplies                                 36.9        38.2
      Current deferred income tax                             5.2         4.3
      Current portion of regulatory assets                    6.1         6.5
      Other                                                  33.0        37.3
                                                         --------    --------
          Total current assets                              174.9       192.3
                                                         --------    --------

Investments and Other Assets
      Advances and note receivable - parent                 661.3       662.1
      Investment in affiliates                               46.9        47.0
      Other                                                   7.1         7.1
                                                         --------    --------
          Total investments and other assets                715.3       716.2
                                                         --------    --------

Property, Plant and Equipment
      Cost                                                2,745.1     2,733.9
      Less accumulated depreciation and amortization      1,784.8     1,776.0
                                                         --------    --------
          Net property, plant and equipment                 960.3       957.9
                                                         --------    --------

Regulatory Assets
      Debt expense                                           12.2        12.7
      Other                                                  27.0        27.0
                                                         --------    --------
          Total regulatory assets                            39.2        39.7
                                                         --------    --------

      Total Assets                                       $1,889.7    $1,906.1
                                                         ========    ========







                 See Notes to Consolidated Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                              March 31,   December 31,
                                                                                1998         1997
                                                                            (Unaudited)
                                                                              --------      --------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
      Accounts payable                                                        $   37.8      $   45.5
      Notes payable - parent                                                     675.0         675.0
      Taxes accrued                                                               44.4          76.7
      Interest accrued                                                             2.2           8.0
      Other                                                                      110.9         114.1
                                                                              --------      --------
          Total current liabilities                                              870.3         919.3
                                                                              --------      --------

Long-term Debt                                                                   299.2         299.2
                                                                              --------      --------

Deferred Credits and Other Liabilities
      Deferred income taxes                                                       81.9          82.1
      Other                                                                      103.9         104.5
                                                                              --------      --------
          Total deferred credits and other liabilities                           185.8         186.6
                                                                              --------      --------

Common Stockholder's Equity
      Common stock, no par, 1,000 shares authorized, issued and outstanding        1.0           1.0
      Paid-in capital                                                            465.9         465.9
      Retained earnings                                                           67.5          34.1
                                                                              --------      --------
          Total common stockholder's equity                                      534.4         501.0
                                                                              --------      --------




      Total Liabilities and Stockholder's Equity                              $1,889.7      $1,906.1
                                                                              ========      ========

                 See Notes to Consolidated Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  General

Panhandle Eastern Pipe Line Company (PEPL) is a wholly owned subsidiary of PanEnergy Corp, which is an indirect wholly owned subsidiary of Duke Energy Corporation. PEPL and its subsidiaries (the Company) are primarily engaged in the interstate transportation and storage of natural gas. The interstate natural gas transmission operations of the Company are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. These consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods.

Certain amounts for the prior periods have been reclassified in the consolidated financial statements to conform to the current presentation.

2.    Regulatory Matters

Effective August 1, 1996, Trunkline Gas Company, a subsidiary of the Company, placed into effect a general rate increase, subject to refund. Hearings were completed in the third quarter of 1997. The case is pending decisions by the administrative law judge and the FERC.

In conjunction with a FERC order issued in September 1997, certain natural gas producers were required to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines. These pipelines were also ordered to refund these amounts to their customers. All payments are to be made in compliance with prescribed FERC requirements. At March 31, 1998 and December 31, 1997, Accounts Receivable included $46.6 million and $53.6 million, respectively, due from natural gas producers and Other Current Liabilities included $53.4 million and $53.6 million, respectively, for related obligations. The Company refunded $6.8 Million to customers in April 1998.

3.   Related Party Transactions

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows :

      ------------------------- ------------------ -----------------
                                    March 31,        December 31,
      In Millions                     1998               1997
      ------------------------- ------------------ -----------------
      Receivables                  $      7.2         $      8.1
      Accounts payable                   30.2               36.6
      Taxes accrued                      20.1               54.8
      ------------------------- ------------------ -----------------

Advances and Note Receivable - Parent included a $30 million note at March 31, 1998 and December 31, 1997.

Interest expense included $13.9 million and $11.9 million for the three months ended March 31, 1998 and 1997, respectively, of interest associated with notes payable to parent.

4. Gas Imbalances

The Consolidated Balance Sheets included in-kind balances as a result of differences in gas volumes received and delivered. At March 31, 1998 and December 31, 1997, other current assets included $22.2 million and $24.2 million, respectively, and other current liabilities included $19.3 million and $22.0 million, respectively, related to gas imbalances.

5.  Commitments and Contingencies

LITIGATION. On April 25, 1997, a group of affiliated plaintiffs that own and/or operate various pipeline and marketing companies and partnerships primarily in Kansas filed suit against PEPL in the United States District Court for the Western District of Missouri. The plaintiffs allege that PEPL has engaged in unlawful and anti-competitive conduct with regard to requests for interconnects with the PEPL system for service to the Kansas City area. Asserting that PEPL has violated the antitrust laws and tortiously interfered with the plaintiffs' contracts with third parties, the plaintiffs seek compensatory and punitive damages in unspecified amounts. Based on information currently available to the Company, the Company believes the resolution of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

On May 13, 1997, Anadarko Petroleum Corporation (Anadarko) filed suits against PEPL and other affiliates, as defendants, both in the United States District Court for the Southern District of Texas and State District Court of Harris County, Texas. Anadarko claims that it was effectively indemnified by the defendants against any responsibility for refunds of Kansas ad-valorem taxes which are due purchasers of gas from Anadarko, retroactive to 1983. The suit has been stayed pending resolution by the FERC of ad-valorem tax issues. Based on information currently available to the Company, the Company believes the resolution of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

The Company is also involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate for all of these matters, the Company has made accruals in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," in order to provide for such matters. Management is of the opinion that the final disposition of these matters will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

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

PEPL owns an effective 5.3% ownership interest in Northern Border Pipeline Company (Northern Border) through a master limited partnership. Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border Pipeline Company (Northern Border), PEPL guarantees payment to Northern Border under a transportation agreement held by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $73.2 million for 1998 through 2001. In the opinion of management, the probability that PEPL will be required to perform under this guarantee is remote.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Panhandle Eastern Pipe Line Company (PEPL) is a wholly owned subsidiary of PanEnergy Corp, which is an indirect wholly owned subsidiary of Duke Energy Corporation. PEPL and its subsidiaries (the Company), are primarily engaged in the interstate transportation and storage of natural gas. The interstate natural gas transmission and storage operations of the Company are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

RESULTS OF OPERATIONS

For the three months ended March 31, 1998, net income was $35.4 million, down $12.3 million from the comparable period in 1997. Total natural gas transportation volumes for the three months ended March 31, 1998 decreased 7% from the same period in 1997, primarily due to warmer weather.

Revenues for the three months ended March 31, 1998 decreased $27.8 million from the comparable period in 1997, due primarily to favorable resolution of regulatory matters in 1997 and decreased transportation volumes in 1998.

Operating expenses for the three months ended March 31, 1998 decreased $9.3 million from the prior year comparable period, primarily as a result of lower regulatory asset amortization expense and 1997 severance expenses.

LIQUIDITY AND CAPITAL RESOURCES

Capital and investment expenditures totaled $17.4 million in the first three months of 1998, compared with $10.8 million for the same period in 1997. This increase is primarily due to the Terrebonne business expansion project. Projected 1998 capital and investment expenditures, including allowance for funds used during construction, are approximately $74.0 million. These projections are subject to periodic review and revision. Expenditures for 1998 are expected to be funded by cash from operations and/or the collection of intercompany advances and receivables.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information concerning litigation and other contingencies, see Note 5 to the Consolidated Financial Statements.

Item 5. Other Information.

Forward-Looking Statements

From time to time, the Company may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. The following are some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements: state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed and degree to which competition enters the natural gas industry; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control; the results of financing efforts; growth in opportunities for the Company's subsidiaries; and the effect of the Company's accounting policies, in each case during the periods covered by the forward-looking statements.


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

         (27)  Financial Data Schedule (included in electronic filing only)


 (b) Reports on Form 8-K

     The Corporation filed no reports on Form 8-K during the first quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PANHANDLE EASTERN PIPE LINE COMPANY



May 13, 1998                           /s/ Richard J. Osborne
                                       ------------------------------------
                                       Richard J. Osborne
                                       Senior Vice President and
                                       Chief Financial Officer