Form 10-Q
period 1998-06-30
PANHANDLE EASTERN PIPE LINE CO
filed 1998-08-12
CIK 76063

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ---------------

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    FOR QUARTER ENDED JUNE 30, 1998           COMMISSION FILE NUMBER 1-2921


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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
Number of shares of Common Stock, no par value, outstanding at
July 31, 1998..............................................................1,000
==============================================================================

                       PANHANDLE EASTERN PIPE LINE COMPANY
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
                                      INDEX

ITEM                                                                                          PAGE
----                                                                                          ----
                          PART I. FINANCIAL INFORMATION

1. Financial Statements.........................................................................1
      Consolidated Statements of Income for the Three and Six Months Ended
               June 30, 1998 and 1997...........................................................1
      Consolidated  Statements  of Cash  Flows for the Six  Months  Ended June
              30, 1998 and 1997.................................................................2
      Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997.....................3
      Notes to Consolidated Financial Statements................................................5
2. Management's Discussion and Analysis of Results of Operations and Financial Condition........7

                           PART II. OTHER INFORMATION

1. Legal Proceedings........................................................................... 8
5. Other Information............................................................................8
6. Exhibits and Reports on Form 8-K.............................................................9

   Signatures..................................................................................10


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                  (In millions)

                                                                Three Months Ended                       Six Months Ended
                                                                      June 30                                June 30
                                                         ------------------------------------    -----------------------------------
                                                               1998                1997                1998               1997
                                                         ----------------    ----------------    ----------------   ----------------
Operating Revenues
      Transportation and storage of natural gas              $ 105.8             $ 112.9             $ 237.5            $ 267.0
      Other                                                      9.7                 6.4                16.6               18.7
                                                         ----------------    ----------------    ----------------   ----------------
           Total operating revenues                            115.5               119.3               254.1              285.7
                                                         ----------------    ----------------    ----------------   ----------------
Operating Expenses
      Operation and maintenance                                 51.8                54.3                99.3              110.5
      Depreciation and amortization                             13.0                14.7                27.5               29.4
      Property and other taxes                                   6.4                 6.7                13.3               14.0
                                                         ----------------    ----------------    ----------------   ----------------
           Total operating expenses                             71.2                75.7               140.1              153.9
                                                         ----------------    ----------------    ----------------   ----------------
Operating Income                                                44.3                43.6               114.0              131.8
                                                         ----------------    ----------------    ----------------   ----------------
Other Income and Expenses                                        2.5                 4.3                 9.0               12.0
                                                         ----------------    ----------------    ----------------   ----------------
Earnings Before Interest and Taxes                              46.8                47.9               123.0              143.8
Interest Expense                                                18.9                18.5                38.1               37.1
                                                         ----------------    ----------------    ----------------   ----------------
Earnings Before Income Taxes                                    27.9                29.4                84.9              106.7
Income Taxes                                                    10.5                11.1                32.1               40.7
                                                         ----------------    ----------------    ----------------   ----------------
Net Income                                                    $ 17.4              $ 18.3              $ 52.8             $ 66.0
                                                         ================    ================    ================   ================

                 See Notes to Consolidated Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                                         Six Months Ended
                                                                                              June 30
                                                                                -----------------------------------
                                                                                       1998               1997
                                                                                ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                      $ 52.8             $ 66.0
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                     30.3               30.6
      Deferred income taxes                                                             (5.7)               4.4
      Rate settlement                                                                     --              (70.5)
      Net change in current assets and liabilites                                        6.8              (21.9)
      Other, net                                                                         1.0                --
                                                                                ----------------   ----------------
           Net cash provided by operating activities                                    85.2                8.6
                                                                                ----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                                              (41.2)             (36.0)
      Net decrease (increase) in advances receivable - parent                          (41.7)              25.8
      Retirements and other                                                             (2.3)               1.5
                                                                                ----------------   ----------------
           Net cash used in investing activities                                       (85.2)              (8.7)
                                                                                ----------------   ----------------
      Net decrease in cash and cash equivalents                                          --                (0.1)

      Cash and cash equivalents at beginning of period                                   --                 0.1
                                                                                ----------------   ----------------
      Cash and cash equivalents at end of period                                      $  --              $  --
                                                                                ================   ================
 Supplemental Disclosures
      Cash paid for interest (net of amount capitalized)                              $ 38.2             $ 43.7
      Cash paid for income taxes                                                      $ 55.9             $ 64.4


                 See Notes to Consolidated Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                                   June 30,          December 31,
                                                                                     1998                1997
                                                                                  (Unaudited)
                                                                                ----------------    ----------------
ASSETS
Current Assets
      Receivables                                                                $    82.8           $   106.0
      Inventory and supplies                                                          47.7                38.2
      Current deferred income tax                                                      5.4                 4.3
      Current portion of regulatory assets                                             5.9                 6.5
      Other                                                                           26.3                37.3
                                                                                ----------------    ----------------
           Total current assets                                                      168.1               192.3
                                                                                ----------------    ----------------
Investments and Other Assets
     Advances and note receivable - parent                                           703.8               662.1
      Investment in affiliates                                                        46.7                47.0
      Other                                                                            7.0                 7.1
                                                                                ----------------    ----------------
           Total investments and other assets                                         757.5               716.2
                                                                                ----------------    ----------------
Property, Plant and Equipment
      Cost                                                                         2,761.9             2,733.9
      Less accumulated depreciation and amortization                               1,792.1             1,776.0
                                                                                ----------------    ----------------
           Net property, plant and equipment                                         969.8               957.9
                                                                                ----------------    ----------------
Regulatory Assets
      Debt expense                                                                    11.8                12.7
      Other                                                                           22.4                21.5
                                                                                ----------------    ----------------
           Total regulatory assets                                                    34.2                34.2
                                                                                ----------------    ----------------
      Total Assets                                                               $ 1,929.6           $ 1,900.6
                                                                                ================    ================

                 See Notes to Consolidated Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)

                                                                                    June 30,         December 31,
                                                                                      1998               1997
                                                                                  (Unaudited)
                                                                                ----------------   ----------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
      Accounts payable                                                            $    46.8          $    45.5
      Notes payable - parent                                                          675.0              675.0
      Taxes accrued                                                                    57.4               76.7
      Interest accrued                                                                  8.2                8.0
      Other                                                                           114.0              114.1
                                                                                ----------------   ----------------
           Total current liabilities                                                  901.4              919.3
                                                                                ----------------   ----------------
Long-term Debt                                                                        299.3              299.2
                                                                                ----------------   ----------------
Deferred Credits and Other Liabilities
      Deferred income taxes                                                            78.0               82.1
      Other                                                                            99.0               99.0
                                                                                ----------------   ----------------
           Total deferred credits and other liabilities                               177.0              181.1
                                                                                ----------------   ----------------
Common Stockholder's Equity
      Common stock, no par, 1,000 shares authorized, issued and outstanding             1.0                1.0
      Paid-in capital                                                                 465.9              465.9
      Retained earnings                                                                85.0               34.1
                                                                                ----------------   ----------------
           Total common stockholder's equity                                          551.9              501.0
                                                                                ----------------   ----------------
      Total Liabilities and Stockholder's Equity                                  $ 1,929.6          $ 1,900.6
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

2.  REGULATORY MATTERS

Effective August 1, 1996, Trunkline Gas Company, a subsidiary of the Company, placed into effect a general rate increase, subject to refund. Hearings were completed in the third quarter of 1997. The case is pending decisions by the administrative law judge and the FERC. A recommended initial decision by the administrative law judge on one issue in the proceeding is pending FERC review on exceptions to this decision.

In conjunction with a FERC order issued in September 1997, certain natural gas producers were required to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines. These pipelines were also ordered to refund these amounts to their customers. All payments are to be made in compliance with prescribed FERC requirements. At June 30, 1998 and December 31, 1997, Accounts Receivable included $47.6 million and $53.6 million, respectively, due from natural gas producers and Other Current Liabilities included $47.6 million and $53.6 million, respectively, for related obligations.

3.  RELATED PARTY TRANSACTIONS

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows :

    -------------------------------------------
                       June 30,     December
    IN MILLIONS          1998       31, 1997
    -------------------------------------------
    Receivables          $ 2.7        $ 8.1
    Accounts payable      36.1         36.6
    Taxes accrued         34.0         54.8
    -------------------------------------------

Advances and Note Receivable - Parent included a $30 million note at June 30, 1998 and December 31, 1997.

Interest expense included $13.9 million and $12.3 million for the three months ended June 30, 1998 and 1997, respectively, of interest associated with notes payable to parent. Interest expense for the year to date June 30, 1998 and 1997 included $27.8 million and $24.2 million, respectively, of interest associated with notes payable to parent.

4. GAS IMBALANCES

The Consolidated Balance Sheets included in-kind balances as a result of differences in gas volumes received and delivered. At June 30, 1998 and December 31, 1997, other current assets included $22.9 million and $24.2 million, respectively, and other current liabilities included $26.0 million and $22.0 million, respectively, related to gas imbalances.

5.  COMMITMENTS AND CONTINGENCIES

LITIGATION. On April 25, 1997, a group of affiliated plaintiffs that own and/or operate various pipeline and marketing companies and partnerships primarily in Kansas filed suit against PEPL in the United States District Court for the Western District of Missouri. The plaintiffs allege that PEPL has engaged in unlawful and anti-competitive conduct with regard to requests for interconnects with the PEPL system for service to the Kansas City area. Asserting that PEPL has violated the antitrust laws and tortiously interfered with the plaintiffs' contracts with third parties, the plaintiffs seek compensatory and punitive damages. Based on information currently available to the Company, the Company believes the resolution of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

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

PEPL owns an effective 5.3% ownership interest in Northern Border Pipeline Company (Northern Border) through a master limited partnership. Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border, PEPL guarantees payment to Northern Border under a transportation agreement held by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $68.1 million for the remainder of 1998 through 2001. In the opinion of management, the probability that PEPL will be required to perform under this guarantee is remote.

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

RESULTS OF OPERATIONS

For the six months ended June 30, 1998, net income was $52.8 million, down $13.2 million from the comparable period in 1997. Total natural gas transportation volumes for the six months ended June 30, 1998 decreased 8% from the same period in 1997, primarily due to warmer weather.

Revenues for the six months ended June 30, 1998 decreased $31.6 million from the comparable period in 1997, due primarily to favorable resolution of regulatory matters in 1997 and decreased transportation volumes in 1998.

Operating expenses for the six months ended June 30, 1998 decreased $13.8 million from the prior year comparable period, primarily as a result of lower regulatory asset amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1998, operating cash flows increased $76.6 million over the same period in 1997 due primarily to PEPL rate settlement refunds paid in 1997.

For the six months ended June 30, 1998, capital and investment expenditures totaled $41.2 million compared with $36.0 million for the same period in 1997. This increase is primarily due to the Terrebonne business expansion project. Projected 1998 capital and investment expenditures, including allowance for funds used during construction, are approximately $87.9 million. These projections are subject to periodic review and revision. Expenditures for 1998 are expected to be funded by cash from operations and/or the collection of intercompany advances and receivables.

CHANGES FOR THE YEAR 2000

In 1996, the Company initiated a program to address Year 2000 readiness issues relating to computer and process control systems, equipment and devices. Many of these systems, equipment and devices are now Year 2000 ready or have been scheduled for replacement in the Company's ongoing systems plans. The Company is continuing its assessment of Year 2000 impacts across its business and operations, including its customer and vendor base, and continues to develop and implement remediation plans using established processes to avoid adverse impacts of Year 2000 on its business and operations. Management believes it is devoting the resources necessary to achieve Year 2000 readiness in a timely manner. Total cost of the program, including internal labor as well as incremental costs such as consulting and contract costs, is expected to be approximately $1 million. These costs exclude replacement systems that, in addition to being Year 2000 ready, provide significantly enhanced capabilities which will benefit operations in future periods.

Based on assessments completed to date, compliance plans in process and contingency planning efforts, management is of the opinion that the Year 2000 issue, including the cost of making its critical systems, equipment and devices ready, will not have a material adverse effect on the Company's business operations or consolidated results of operations or financial position.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Two environmental administrative proceedings are underway before the Missouri Department of Natural Resources and the Illinois Environmental Protection Agency, respectively, relating to two natural gas compressor stations, that could result in fines in excess of $100,000 each.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

               (27)   Financial   Data   Schedule   (included  in   electronic
filing only)

 (b)    Reports on Form 8-K

      The Company filed no reports on Form 8-K during the second quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PANHANDLE EASTERN PIPE LINE COMPANY


August 12, 1998                        /s/ Richard J. Osborne
                                       ----------------------
                                       Richard J. Osborne
                                       Senior Vice President and
                                       Chief Financial Officer