Form 10-Q
period 1998-09-30
PANHANDLE EASTERN PIPE LINE CO
filed 1998-11-12
CIK 76063

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


  FOR QUARTER ENDED SEPTEMBER 30, 1998        COMMISSION FILE NUMBER 1-2921


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

Number of shares of Common Stock, no par value, outstanding at
 November 11, 1998.........................................................1,000
===============================================================================

                       PANHANDLE EASTERN PIPE LINE COMPANY
                FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                      INDEX

ITEM                                                                                                 PAGE

                          PART I. FINANCIAL INFORMATION
1. Financial Statements...............................................................................1
      Consolidated  Statements  of  Income  for the Three  and Nine  Months  Ended September 30,
         1998 and 1997................................................................................1
      Consolidated  Statements  of Cash Flows for the Nine Months Ended September 30, 1998 and 1997...2
      Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997......................3
      Notes to Consolidated Financial Statements......................................................5
2. Management's  Discussion  and Analysis of Results of  Operations  and Financial Condition..........7

                           PART II. OTHER INFORMATION

1. Legal Proceedings.................................................................................10
5. Other Information.................................................................................10
6. Exhibits and Reports on Form 8-K..................................................................10
   Signatures........................................................................................11


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                   Three Months Ended          Nine Months Ended
                                                      September 30               September 30
                                                 ------------------------   ------------------------
                                                    1998         1997          1998         1997
                                                 -----------  -----------   -----------  -----------
OPERATING REVENUES
     Transportation and storage of natural gas      $ 108.4      $ 109.5       $ 345.9      $ 376.5
     Other                                              2.6          6.1          19.2         24.8
                                                 -----------  -----------   -----------  -----------
        Total operating revenues                      111.0        115.6         365.1        401.3
                                                 -----------  -----------   -----------  -----------

OPERATING EXPENSES
     Operation and maintenance                         54.7         70.2         154.0        180.7
     Depreciation and amortization                     14.0         14.6          41.5         44.0
     Property and other taxes                           6.3          6.5          19.6         20.5
                                                 -----------  -----------   -----------  -----------
        Total operating expenses                       75.0         91.3         215.1        245.2
                                                 -----------  -----------   -----------  -----------

OPERATING INCOME                                       36.0         24.3         150.0        156.1
                                                 -----------  -----------   -----------  -----------

OTHER INCOME AND EXPENSES                               1.1         (0.6)         10.1         11.4
                                                 -----------  -----------   -----------  -----------

EARNINGS BEFORE INTEREST AND TAXES                     37.1         23.7         160.1        167.5

INTEREST EXPENSE                                       19.7         18.1          57.8         55.2
                                                 -----------  -----------   -----------  -----------

EARNINGS BEFORE INCOME TAXES                           17.4          5.6         102.3        112.3

INCOME TAXES                                            6.4          2.0          38.5         42.7
                                                 -----------  -----------   -----------  -----------

NET INCOME                                           $ 11.0        $ 3.6        $ 63.8       $ 69.6
                                                 ===========  ===========   ===========  ===========

                See Notes to Consolidated Financial Statements.


                       PANHANDLE EASTERN PIPE LINE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                               Nine Months Ended
                                                                                 September 30
                                                                            ------------------------
                                                                               1998         1997
                                                                            -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $ 63.8       $ 69.6
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                45.8         45.6
     Deferred income taxes                                                        (6.9)         4.5
     Rate settlement                                                                 -        (70.5)
     Net change in current assets and liabilites                                   2.3        (48.6)
     Other, net                                                                   14.4         43.3
                                                                            -----------  -----------
        Net cash provided by operating activities                                119.4         43.9
                                                                            -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital and investment expenditures                                         (66.5)       (64.5)
     Net decrease (increase) in advances receivable - parent                     (52.6)        18.7
     Retirements and other                                                        (0.3)         1.8
                                                                            -----------  -----------
        Net cash used in investing activities                                   (119.4)       (44.0)
                                                                            -----------  -----------

     Net decrease in cash and cash equivalents                                       -         (0.1)

     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                -          0.1
                                                                            ===========  ===========
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ -          $ -
                                                                            ===========  ===========


SUPPLEMENTAL DISCLOSURES
     Cash paid for interest (net of amount capitalized)                         $ 63.9       $ 68.3
     Cash paid for income taxes                                                 $ 56.2       $ 64.8

                See Notes to Consolidated Financial Statements.


                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                                            September 30,  December 31,
                                                                               1998           1997
                                                                            (Unaudited)
                                                                            -----------  -----------
ASSETS
CURRENT ASSETS
     Receivables                                                                $ 85.8      $ 106.0
     Inventory and supplies                                                       50.7         38.2
     Current portion of regulatory assets                                          5.9          6.5
     Other                                                                        23.7         41.6
                                                                            -----------  -----------
        Total current assets                                                     166.1        192.3
                                                                            -----------  -----------

INVESTMENTS AND OTHER ASSETS
     Advances and note receivable - parent                                       714.7        662.1
     Investment in affiliates                                                     46.6         47.0
     Other                                                                         7.2          7.1
                                                                            -----------  -----------
        Total investments and other assets                                       768.5        716.2
                                                                            -----------  -----------

PROPERTY, PLANT AND EQUIPMENT
     Cost                                                                      2,776.7      2,733.9
     Less accumulated depreciation and amortization                            1,800.2      1,776.0
                                                                            -----------  -----------
        Net property, plant and equipment                                        976.5        957.9
                                                                            -----------  -----------

REGULATORY ASSETS
     Debt expense                                                                 11.3         12.7
     Other                                                                        18.0         21.5
                                                                            -----------  -----------
        Total regulatory assets                                                   29.3         34.2
                                                                            -----------  -----------


     TOTAL ASSETS                                                            $ 1,940.4    $ 1,900.6
                                                                            ===========  ===========


                 See Notes to Consolidated Financial Statements.


                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)



                                                                            September 30,  December 31,
                                                                               1998           1997
                                                                            (Unaudited)
                                                                            -----------  -----------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
     Accounts payable                                                           $ 48.9       $ 45.5
     Notes payable - parent                                                      675.0        675.0
     Taxes accrued                                                                68.6         76.7
     Interest accrued                                                              2.4          8.0
     Other                                                                       104.3        114.1
                                                                            -----------  -----------
        Total current liabilities                                                899.2        919.3
                                                                            -----------  -----------

LONG-TERM DEBT                                                                   299.3        299.2
                                                                            -----------  -----------

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred income taxes                                                        72.6         82.1
     Other                                                                       106.4         99.0
                                                                            -----------  -----------
        Total deferred credits and other liabilities                             179.0        181.1
                                                                            -----------  -----------

COMMON STOCKHOLDER'S EQUITY
     Common stock, no par, 1,000 shares authorized, issued and outstanding         1.0          1.0
     Paid-in capital                                                             465.9        465.9
     Retained earnings                                                            96.0         34.1
                                                                            -----------  -----------
        Total common stockholder's equity                                        562.9        501.0
                                                                            -----------  -----------




     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                              $ 1,940.4    $ 1,900.6
                                                                            ===========  ===========

                 See Notes to Consolidated Financial Statements.
                                       4

                       PANHANDLE EASTERN PIPE LINE COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  GENERAL

Panhandle Eastern Pipe Line Company (PEPL) is a wholly owned subsidiary of PanEnergy Corp (PanEnergy), which is an indirect wholly owned subsidiary of Duke Energy Corporation. PEPL and its subsidiaries (the Company) are primarily engaged in the interstate transportation and storage of natural gas. The interstate natural gas transmission operations of the Company are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

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

2.    REGULATORY MATTERS

Effective August 1, 1996, Trunkline Gas Company, a subsidiary of the Company, placed into effect a general rate increase, subject to refund. Hearings were completed in the third quarter of 1997. A decision on the remaining phase of the rate proceeding was received on November 2, 1998 from the administrative law judge. The case is pending a decision by the FERC.

In conjunction with a FERC order issued in September 1997, certain natural gas producers were required to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines. These pipelines were also ordered to refund these amounts to their customers. All payments are to be made in compliance with prescribed FERC requirements. At September 30, 1998 and December 31, 1997, Accounts Receivable included $48.7 million and $53.6 million, respectively, due from natural gas producers and Other Current Liabilities included $48.7 million and $53.6 million, respectively, for related obligations.

3.   RELATED PARTY TRANSACTIONS

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:

   --------------------------------------------
                      September 30,  December 31,
   IN MILLIONS           1998          1997
   --------------------------------------------
   Receivables           $ 4.2        $ 8.1
   Accounts payable       41.7         36.6
   Taxes accrued          40.0         54.8
   --------------------------------------------

Advances and Note Receivable - Parent included a $30.0 million note at September 30, 1998 and December 31, 1997.

Interest expense included $13.8 million and $13.7 million for the three months ended September 30, 1998 and 1997, respectively, of interest associated with notes payable to parent. Interest expense for the nine months ended September 30, 1998 and 1997 included $41.6 million and $37.9 million, respectively, of interest associated with notes payable to parent.

4. GAS IMBALANCES

The Consolidated Balance Sheets included in-kind balances as a result of differences in gas volumes received and delivered. At September 30, 1998 and December 31, 1997, other current assets included $18.9 million and $24.2 million, respectively, and other current liabilities included $23.4 million and $22.0 million, respectively, related to gas imbalances.

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

On May 13, 1997, Anadarko Petroleum Corporation (Anadarko) filed suits against PEPL and other affiliates, as defendants, both in the United States District Court for the Southern District of Texas and State District Court of Harris County, Texas. Anadarko claims that it was effectively indemnified by the defendants against any responsibility for refunds of Kansas ad-valorem taxes which are due purchasers of gas from Anadarko, retroactive to 1983. On October 20, 1998, the FERC issued an order on ad-valorem tax issues, finding that actual sellers of gas were primarily liable for refunds and could not be relieved of that obligation by gas purchasers. The order is subject to further FERC action on rehearing. The FERC also noted that claims for indemnity or reimbursement among the parties would be better addressed by the United States District Court for the Southern District of Texas. Based on information currently available to the Company, the Company believes the resolution of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

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

PEPL owns an effective 5.3% ownership interest in Northern Border Pipeline Company (Northern Border) through a master limited partnership. Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border, PEPL guarantees payment to Northern Border under a transportation agreement held by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $63.0 million for the remainder of 1998 through 2001. In the opinion of management, the probability that PEPL will be required to perform under this guarantee is remote.

 6.  SUBSEQUENT EVENT

PanEnergy and Texas Eastern Corporation (TEC), a subsidiary of PanEnergy, entered into a Stock Purchase Agreement between PanEnergy, TEC and CMS Energy Corporation (CMS Energy) dated October 31, 1998. Pursuant to the agreement, PEPL, Trunkline Gas Company and the storage related to those systems , along with the Trunkline LNG Company, which is owned by TEC, will be sold to CMS Energy. The sales price of $2.2 billion involves a cash payment of $1.9 billion and existing PEPL debt of approximately $300 million. Certain assets and liabilities will be retained, such as the Houston office building, certain environmental, legal and tax liabilities, and substantially all intercompany balances. The sale will result in an after tax gain to PanEnergy of approximately $700 million and is contingent upon completion of due diligence and receipt of clearances under the Hart-Scott-Rodino Act. Closing is anticipated in January 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

INTRODUCTION

Panhandle Eastern Pipe Line Company (PEPL) is a wholly owned subsidiary of PanEnergy Corp (PanEnergy), which is an indirect wholly owned subsidiary of Duke Energy Corporation. PEPL and its subsidiaries (the Company) are primarily engaged in the interstate transportation and storage of natural gas. The interstate natural gas transmission and storage operations of the Company are subject to the rules and regulations of the Federal Energy Regulatory Commission
(FERC).

RESULTS OF OPERATIONS

For the nine months ended September 30, 1998, net income was $63.8 million, down $5.8 million from the comparable period in 1997. Total natural gas transportation volumes for the nine months ended September 30, 1998 decreased 9.4% from the same period in 1997, primarily due to warmer weather.

Revenues for the nine months ended September 30, 1998 decreased $36.2 million from the comparable period in 1997, due primarily to favorable resolution of regulatory matters in 1997 and decreased transportation volumes in 1998.

Operating expenses for the nine months ended September 30, 1998 decreased $30.1 million from the prior year comparable period, primarily as a result of litigation expenses in 1997 and lower regulatory asset amortization expense in 1998.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1998, capital and investment expenditures totaled $66.5 million compared with $64.5 million for the same period in 1997. Projected 1998 capital and investment expenditures, including allowance for funds used during construction, are approximately $89.9 million. These projections are subject to periodic review and revision. Expenditures for 1998 are expected to be funded by cash from operations and/or the collection of intercompany advances and receivables.

CURRENT ISSUES

DISPOSITIONS

PanEnergy and Texas Eastern Corporation (TEC), a subsidiary of PanEnergy, entered into a Stock Purchase Agreement between PanEnergy, TEC and CMS Energy Corporation (CMS Energy) dated October 31, 1998. Pursuant to the agreement, PEPL, Trunkline Gas Company, a subsidiary of the Company, and the storage related to those systems, along with the Trunkline LNG Company, which is owned by TEC, will be sold to CMS Energy. The sales price of $2.2 billion involves a cash payment of $1.9 billion and existing PEPL debt of approximately $300 million. Certain assets and liabilities will be retained, such as the Houston office building, certain environmental, legal and tax liabilities, and substantially all intercompany balances. The sale will result in an after tax gain to PanEnergy of approximately $700 million and is contingent upon completion of due diligence and receipt of clearances under the Hart-Scott-Rodino Act. Closing is anticipated in January 1999.

REGULATORY MATTERS

On July 29, 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) on short-term natural gas transportation services, which proposed an integrated package of revisions to its regulations governing interstate natural gas pipelines. "Short term" has been defined in the NOPR as all transactions of less than one year. Under the proposed approach, cost-based regulation would be eliminated for short-term transportation and replaced by regulatory policies intended to maximize competition in the short-term transportation market, mitigate the ability of companies to exercise residual monopoly power, and provide opportunities for greater flexibility providing pipeline services. The proposed changes include initiatives to revise pipeline scheduling procedures, receipt and delivery point policies, and penalty policies; require pipelines to auction short-term capacity; improve the FERC's reporting requirements; permit pipelines to negotiate rates and terms of services; and revise certain rate and certificate policies that affect competition.

In conjunction with the NOPR, the FERC also issued a Notice of Inquiry (NOI) on its pricing policies in the existing long-term market and pricing policies for new capacity. The FERC wants to ensure that its policies are not biased toward either short-term or long-term service, provide accurate price signals and the right incentives for pipelines to provide optimal transportation services and construct facilities that meet future demand, but do not result in over building and excess capacity. Comments on the NOPR and NOI are due January 22, 1999.

Because these notices are only at a very early stage and any ultimate resolution is unknown, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

YEAR 2000 READINESS PROGRAM

STATE OF READINESS

In 1996, the Company initiated its Year 2000 Readiness Program and began a formal review of computer-based systems and devices that are used in its business operations. These systems and devices include customer information, financial, materials management, and personnel systems, as well as components of natural gas production, gathering, processing and transmission.

The Company is using a three-phase approach to address Year 2000 issues: 1) inventory and preliminary assessment of computer systems, equipment and devices;
2) detailed assessment and remediation planning; and 3) conversion, testing and contingency planning. The Company is employing a combination of systems repair and planned systems replacement activities to achieve Year 2000 readiness for its business and process control systems, equipment and devices. The Company has substantially completed the first two phases throughout its business operations, and is in various stages of the third and final phase. The Company's goal is to have its critical systems, equipment and devices Year 2000 ready by mid-1999. Business acquisitions routinely involve an analysis of Year 2000 readiness and are incorporated into the Company's overall program as necessary.

The Company is actively evaluating and tracking Year 2000 readiness of external third parties with which it has a material relationship. Such third parties include vendors, customers, governmental agencies and other business associates. While the Company cannot control the Year 2000 readiness of third parties, the Company is attempting to assess the readiness of third parties and any potential implications to the Company. Alternate suppliers of critical products, goods and services are being identified, where necessary.

COSTS

Management believes it is devoting the resources necessary to achieve Year 2000 readiness in a timely manner. Current estimates for total costs of the program, including internal labor as well as incremental costs such as consulting and contract costs, are approximately $1.0 million. These costs exclude replacement systems that, in addition to being Year 2000 ready, provide significantly enhanced capabilities which will benefit operations in future periods.

RISKS

Management believes it has an effective program in place to manage the risks associated with the Year 2000 issue in a timely manner. Nevertheless, since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company would temporarily be unable to deliver services to its customers. The Company believes that the most reasonably likely worst case scenario would be small, localized interruptions of service, which likely would be rapidly restored. In addition, there could be a temporary reduction in the service needs of customers due to their own Year 2000 problems. In the event that such a scenario occurs, it is not expected to have a material adverse impact on the Company's consolidated results of operations or financial position.

CONTINGENCY PLANS

Year 2000 contingency planning is currently underway to assure continuity of business operations for all periods during which Year 2000 impacts may occur. The Company intends to complete its Year 2000 contingency plans by mid-1999. These plans address various Year 2000 risk scenarios that cross departmental, business unit and industry lines as well as specific risks from various internal and external sources, including supplier readiness. Based on assessments completed to date and compliance plans in process, management is of the opinion that Year 2000 issues, including the cost of making critical systems, equipment and devices ready, will not have a material adverse effect on the Company's business operation or consolidated results of operations or financial position. Nevertheless, achieving Year 2000 readiness is subject to risks and uncertainties, including those described above. While management believes the possibility is remote, if the Company's internal systems, or the internal systems of external parties, fail to achieve year 2000 readiness in a timely manner, the Company's business, consolidated results of operations or financial condition could be adversely affected.
                                      9

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In September 1998, the Company and the Missouri Department of Natural Resources reached a settlement agreement related to air quality permit violations at a natural gas compressor station, which resulted in a settlement payment of $250,000. An additional environmental administrative proceeding is underway before the Illinois Environmental Protection Agency relating to a natural gas compressor station that could result in a fine in excess of $100,000.

Management is of the opinion that the resolution of these matters will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

For information concerning material litigation and other contingencies, see Note 5 to the Consolidated Financial Statements.


ITEM 5. OTHER INFORMATION.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. The following are some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements: state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed and degree to which competition enters the natural gas industry; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control; the results of financing efforts; growth in opportunities for the Company's subsidiaries; achievement of Year 2000 readiness; and the effect of the Company's accounting policies, in each case during the periods covered by the forward-looking statements.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

         (27) Financial Data Schedule (included in electronic filing only)

(b)    Reports on Form 8-K

         The Company filed no reports on Form 8-K during the third quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PANHANDLE EASTERN PIPE LINE COMPANY



November 11, 1998                      /s/ Richard J. Osborne
                                       --------------------------------------
                                       Richard J. Osborne
                                       Senior Vice President and
                                       Chief Financial Officer