Form 10-K
period 1998-12-31
PANHANDLE EASTERN PIPE LINE CO
filed 1999-03-18
CIK 76063

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998
               or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to

COMMISSION FILE NUMBER 1-2921

                       PANHANDLE EASTERN PIPE LINE COMPANY
             (Exact name of registrant as specified in its charter)

                           DELAWARE                                            44-0382470
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)
            5400 WESTHEIMER COURT, HOUSTON, TEXAS                              77056-5310
           (Address of principal executive offices)                            (Zip Code)

                                  713-627-5400
              (Registrant's telephone number, including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                      ON WHICH REGISTERED
             -------------------                      -------------------

          7.95% Debentures Due 2023          The  New  York Stock Exchange, Inc.


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                 TITLE OF CLASS
                                 --------------
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 4, 6, 10, 11, 12 and 13 have been omitted and Item 7 has been reduced in accordance with such Instruction I.

All of the Registrant's common shares are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant at February 26, 1999.........................................none

Number of shares of Common Stock, without par value, outstanding at
February 26, 1999..........................................................1,000

================================================================================

                             PANHANDLE EASTERN PIPE LINE COMPANY
                        FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998
                                      TABLE OF CONTENTS

ITEM                                                                               PAGE
----                                                                               ----
                                           PART I.
1.  Business..........................................................................1
        General.......................................................................1
        Natural Gas Transmission......................................................1
        Competition...................................................................2
        Regulation....................................................................2
        Environmental Matters.........................................................3
        Other Matters.................................................................3
2.  Properties........................................................................3
3.  Legal Proceedings.................................................................3


                                           PART II.

5.  Market for Registrant's Common Equity and Related Stockholder Matters.............4
7.  Management's Discussion and Analysis of Results of Operations and Financial
    Condition.........................................................................4
7A. Quantitative and Qualitative Disclosures About Market Risk........................8
8.  Financial Statements and Supplementary Data.......................................9
9.  Changes in and Disagreements with Accountants on Accounting and Financial
    Disclosure.......................................................................26

                                           PART IV.

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K................. 26
    Signatures.......................................................................27
    Exhibit Index....................................................................28

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results, and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that the actual results will not differ materially from those expressed or implied by the forward-looking statements. For a discussion of some factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Forward-Looking Statements."

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

PanEnergy and Texas Eastern Corporation (TEC), a subsidiary of PanEnergy, entered into an agreement to sell PEPL, Trunkline Gas Company (Trunkline), a subsidiary of PEPL, and additional storage related to those systems, along with Trunkline LNG Company, a subsidiary of TEC, to CMS Energy Corporation (CMS Energy). The sales price of $2.2 billion involves cash proceeds of $1.9 billion and existing PEPL debt of approximately $300 million. Certain assets and liabilities, such as the Houston office building, certain environmental, legal and tax liabilities, and substantially all intercompany balances, will be retained by PanEnergy and TEC. The sale is contingent upon receipt of clearances under the Hart-Scott-Rodino Act. Closing is expected in early 1999.

Executive offices of the Company are located at 5400 Westheimer Court, Houston, Texas 77056-5310, and the telephone number is (713) 627-5400.

NATURAL GAS TRANSMISSION

The Company's throughput volumes for the years 1994 to 1998 were 1,186 TBtu, 1,182 TBtu, 1,319 TBtu, 1,279 TBtu and 1,141 TBtu, respectively. A substantial majority of delivered volumes of the Company's interstate pipelines represents gas transported under long-term firm service agreements with local distribution company (LDC) customers in the pipelines' market areas. Firm transportation services are also provided under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis. Demand for gas transmission on the Company's pipeline systems is seasonal, with the highest throughput occurring during the colder periods in the first and fourth quarters.

--------------------------------- ----------------------------------------------------------
NATURAL GAS TRANSMISSION                          YEARS ENDED DECEMBER 31,
--------------------------------- ----------------------------------------------------------
                                     1998        1997       1996        1995        1994
                                  ----------- ----------- ---------- ----------- -----------
Throughput Volumes - TBtu A
      PEPL                             560         659         687        663         626
      Trunkline                        581         620         632        519         560
                                  ----------- ----------- ---------- ----------- -----------
         Total                       1,141       1,279       1,319      1,182       1,186
================================= =========== =========== ========== =========== ===========

A   Trillion British thermal units

PEPL's major customers include 20 utilities located in the Midwest market area that encompasses large portions of Michigan, Ohio, Indiana, Illinois and Missouri. Trunkline's major customers include eight utilities located in portions of Tennessee, Missouri, Illinois, Indiana and Michigan.

PEPL also owns and operates three underground storage fields located in Illinois, Michigan and Oklahoma with working gas capacity of 31 Bcf. PEPL has received FERC approval to transfer these storage fields to its subsidiary, Pan Gas Storage Company (Pan Gas) and has filed for an effective transfer date of April 1, 1999. Pan Gas is also the owner and operator of a 26 Bcf storage field in Kansas. Trunkline owns and operates one 13 Bcf storage field in Louisiana. Since the implementation of Order 636, PEPL, Trunkline and Pan Gas each provide firm and interruptible storage on an open-access basis. In addition to owning and operating storage fields, PEPL also leases storage capacity. PEPL and Trunkline have retained the right to use up to 15 Bcf and 10 Bcf, respectively, of their storage capacity for system needs.

During 1998, sales to ProLiance Energy, L.L.C. accounted for approximately 10% of consolidated revenues of the Company. During 1997, sales to ProLiance Energy, L.L.C. and Consumers Energy Company, a subsidiary of CMS Energy, each accounted for approximately 10% of consolidated revenues of the Company. In 1996, no single customer accounted for 10% or more of consolidated revenues. No other customer accounted for 10% or more of consolidated revenues during 1998, 1997 or 1996.

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

REGULATION

The FERC has authority to regulate rates and charges for natural gas transported in or stored for interstate commerce or sold by a natural gas company in interstate commerce for resale. The FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. PEPL, Trunkline and Pan Gas hold certificates of public convenience and necessity issued by the FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce. For further discussion of regulatory matters, see Note 3 to the Consolidated Financial Statements, "Regulatory Matters."

The Company's pipelines operate as open-access transporters of natural gas. In 1992, the FERC issued Order 636, which requires open-access pipelines to provide firm and interruptible transportation services on an equal basis for all gas supplies, whether purchased from the pipeline or from another gas supplier. To implement this requirement, Order 636 provided, among other things, for mandatory unbundling of services that historically had been provided by pipelines into separate open-access transportation, sales and storage services. Order 636 allows pipelines to recover eligible costs, known as "transition costs," resulting from the implementation of Order 636.

Regulation of the importation and exportation of natural gas is vested in the Secretary of Energy, who has delegated various aspects of this jurisdiction to Office of Fossil Fuels of the Department of Energy.

The Company is also subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline safety requirements, and to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.

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

For further discussion of environmental matters involving the Company, including possible liability and capital costs, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Environmental" and Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies - Environmental." Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is not expected to have a material adverse effect on the competitive position, consolidated results of operations or financial position of the Company.

OTHER MATTERS

Foreign operations and export sales were not material to the Company's business as a whole.

At December 31, 1998, the Company had approximately 1,000 employees. Approximately 350 employees were represented by the Oil, Chemical and Atomic Workers International Union, AFL-CIO.

ITEM 2. PROPERTIES.

The Company owns approximately 10,400 miles of interstate pipeline systems. PEPL's natural gas transmission system, which consists of four large-diameter parallel pipelines and 13 mainline compressor stations, extends a distance of approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through the states of Missouri, Illinois, Indiana and Ohio into Michigan. Trunkline's transmission system extends approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through the states of Arkansas, Mississippi, Tennessee, Kentucky, Illinois and Indiana to a point on the Indiana-Michigan border. The system consists principally of three large-diameter parallel pipelines, 18 mainline compressor stations and one offshore compressor platform.

Trunkline also owns and operates two offshore Louisiana gas supply systems consisting of 337 miles of pipeline extending approximately 81 miles into the Gulf of Mexico.

For information concerning natural gas storage properties, see "Business, Natural Gas Transmission."

ITEM 3. LEGAL PROCEEDINGS.

The Illinois Environmental Protection Agency has indicated that it intends to initiate an environmental enforcement proceeding relating to alleged air quality permit violations at a natural gas compressor station. This proceeding could result in a penalty in excess of $100,000. Under the terms of the agreement with CMS Energy, penalties incurred related to this proceeding will be retained by PanEnergy. Management believes that the resolution of this matter will not have a material adverse effect on consolidated results of operations or financial position.

See Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies" and "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Environmental" for further discussion of legal proceedings.


                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

All of the Company's outstanding common stock, without par value, is owned by PanEnergy. In 1998 and 1997, PEPL declared dividends on common stock of $34 million and $75 million, respectively.

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

PanEnergy and Texas Eastern Corporation (TEC), a subsidiary of PanEnergy, entered into an agreement to sell PEPL, Trunkline Gas Company, a subsidiary of PEPL, and additional storage related to those systems, along with Trunkline LNG Company, a subsidiary of TEC, to CMS Energy Corporation (CMS Energy). The sales price of $2.2 billion involves cash proceeds of $1.9 billion and existing PEPL debt of approximately $300 million. Certain assets and liabilities, such as the Houston office building, certain environmental, legal and tax liabilities, and substantially all intercompany balances, will be retained by PanEnergy and TEC. The sale is contingent upon receipt of clearances under the Hart-Scott-Rodino Act. Closing is expected in early 1999.

The following information is provided to facilitate increased understanding of the 1998 and 1997 consolidated financial statements and accompanying notes of the Company, and should be read in conjunction therewith. Because all of the outstanding common stock of PEPL is indirectly owned by Duke Energy, the following discussion has been prepared in accordance with the reduced disclosure format permitted by Form 10-K for issuers that are wholly owned subsidiaries of reporting companies under the Securities Exchange Act of 1934 set forth in General Instruction I (1)(a) and (b) for Form 10-K.

RESULTS OF OPERATIONS

Revenues decreased $38 million in 1998 from the prior year, primarily due to the favorable resolution of certain regulatory matters in 1997, which was reflected as additional revenue and other income. Also contributing to the decrease in revenues was lower transportation throughput in 1998 compared to 1997.

Total operating expenses decreased $44 million in 1998 from the prior year due primarily to non-recurring litigation expenses recorded in 1997 and lower regulatory asset amortization expense in 1998. In 1998, other income and expenses increased $18 million compared to 1997, primarily as a result of a gain on the sale of certain of the Company's general partnership interests.

In 1998, interest expense increased 5.5% compared to 1997 as a result of higher average outstanding short term notes payable-parent.

The combined effect of the foregoing resulted in a 13.8% increase in net income in 1998 compared to 1997.

LIQUIDITY AND CAPITAL RESOURCES

Capital and investment expenditures for 1998 and 1997 were $85 million and $105 million, respectively. This decrease is primarily due to 1997 expenditures related to the Terrebonne business expansion project. In July 1997, the FERC approved Trunkline's expansion of the Terrebonne system which expands natural gas production in the Gulf of Mexico.

The Company plans to actively maintain its facilities and also pursue business expansion as opportunities arise. Projected 1999 capital and investment expenditures, including allowance for funds used during construction, are approximately $65 million, of which approximately $50 million relates to companies expected to be sold to CMS Energy. These projections are subject to periodic review and revision. Actual expenditures incurred may vary from estimates due to various factors, including business expansion opportunities and environmental matters. Expenditures for 1999 are expected to be funded by cash from operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. The Company is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt and fixed-rate debt. The Company manages its interest rate exposure by limiting its variable-rate and fixed-rate exposure to a certain percentage of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. (See Notes 8 and 9 to the Consolidated Financial Statements.) All of the Company's variable-rate debt is due to PanEnergy.

If market interest rates average 1% higher (lower) in 1999 than in 1998, the Company's intercompany interest expense would increase (decrease), and earnings before income taxes would decrease (increase) by approximately $7 million. This amount was determined by considering the impact of the hypothetical interest rates on the Company's variable-rate debt balances outstanding as of December 31, 1998. In the event of a significant change in interest rates, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

CURRENT ISSUES

OPERATIONS OUTLOOK. The market for transmission of natural gas to the Midwest is increasingly competitive, and may become more so in light of projects in progress to increase Midwest transmission capacity for gas originating in Canada and the Rocky Mountain region. Therefore, limited opportunities for growth exist for the Company's natural gas transmission operations. The Company continues to offer selective discounting to maximize revenues from existing capacity and to advance projects that provide expanded services to meet the specific needs of customers.

COMPETITION. WHOLESALE. Currently, the interstate natural gas transmission industry is regulated on a basis designed to recover the costs of providing services to customers. (See Note 2 to the Consolidated Financial Statements for further discussion of cost-based regulation.) On July 29, 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) on short-term natural gas transportation services, which proposed an integrated package of revisions to its regulations governing interstate natural gas pipelines. "Short term" has been defined in the NOPR as all transactions of less than one year. Under the proposed approach, cost-based regulation would be eliminated for short-term transportation and replaced by regulatory policies intended to maximize competition in the short-term transportation market, mitigate the ability of companies to exercise residual monopoly power and provide opportunities for greater flexibility providing pipeline services. The proposed changes include initiatives to revise pipeline scheduling procedures, receipt and delivery point policies and penalty policies, and require pipelines to auction short-term capacity. Other proposed changes would improve the FERC's reporting requirements, permit pipelines to negotiate rates and terms of services, and revise certain rate and certificate policies that affect competition.

In conjunction with the NOPR, the FERC also issued a Notice of Inquiry (NOI) on its pricing policies in the existing long-term market and pricing policies for new capacity. The FERC seeks comments on whether its policies are biased toward either short-term or long-term service, provide accurate price signals and the right incentives for pipelines to provide optimal transportation services and construct facilities that meet future demand and do not result in over building and excess capacity. Comments on the NOPR and NOI are due in April, 1999.

Because these notices are at a very early stage and ultimate resolution is unknown, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

RETAIL COMPETITION. The Company currently does not provide retail natural gas service, but changes in regulation to allow retail competition could affect the Company's natural gas transportation contracts with local distribution companies. Natural gas retail deregulation is in the very early stages of development and management cannot estimate the effects of this matter on future consolidated results of operations or financial position.

ENVIRONMENTAL MATTERS. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

SUPERFUND SITES. The Company is considered by regulators to be a potentially responsible party and may be subject to future liability at three federal Superfund sites. The Company will share in any liability associated with remediation of contamination at these sites with other potentially responsible parties. Management believes that resolution of these matters will not have a material adverse effect on consolidated results of operations or financial position. Under the terms of the agreement with CMS Energy, liability related to two of these sites will be retained by PanEnergy.

PCB (POLYCHLORINATED BIPHENYL) ASSESSMENT AND CLEAN-UP PROGRAMS. The Company has identified environmental contamination at certain sites on its systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants in compressed air systems containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. The Company has communicated with the Environmental Protection Agency (EPA) and appropriate state regulatory agencies on these matters. Environmental clean-up programs are expected to continue until 2001. Under the terms of the agreement with CMS Energy, PanEnergy is obligated to complete clean-up programs at certain agreed-upon sites.

At December 31, 1998 and 1997, remaining estimated clean-up costs for the Company's systems were accrued and were included in the Consolidated Balance Sheets as Other Current Liabilities and Deferred Credits and Other Liabilities. These cost estimates represent gross clean-up costs expected to be incurred, have not been discounted or reduced by customer recoveries and generally do not include fines, penalties or third-party claims. Costs expected to be recovered from customers are included in the Consolidated Balance Sheets as of December 31, 1998 and 1997 as Regulatory Assets.

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

AIR QUALITY CONTROL. In December 1997, the United Nations held negotiations in Kyoto, Japan to determine how to achieve worldwide stabilization of greenhouse gas emissions, including methane from natural gas operations. Further negotiations in November 1998 in Buenos Aires, Argentina, resulted in a work plan to complete the operational details of the Kyoto agreement by late 2000. The Company is taking steps to prepare for possible action on greenhouse gas emissions and has completed a greenhouse gas emissions inventory. Implications of greenhouse gas emissions are being integrated into planning processes. Because this matter is in the early stages of discussion, management cannot estimate the effects on future consolidated results of operations or financial position.

LITIGATION AND CONTINGENCIES. For information concerning litigation and other commitments and contingencies, see Note 11 to the Consolidated Financial Statements.

COMPUTER SYSTEMS CHANGES FOR THE YEAR 2000. STATE OF READINESS. In 1996, the Company initiated its Year 2000 Readiness Program and began a formal review of computer-based systems and devices that are used in its business operations. These systems and devices include customer information, financial, materials management and personnel systems, as well as components of natural gas production, gathering, processing and transmission.

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

The Company is actively evaluating and tracking year 2000 readiness of external third parties with which it has a material relationship. Such third parties include vendors, customers, governmental agencies and other business associates. While the year 2000 readiness of third parties cannot be controlled, the Company is attempting to assess the readiness of third parties and any potential implications to its operations. Alternate suppliers of critical products, goods and services are being identified, where necessary.

COSTS. Management believes it is devoting the resources necessary to achieve year 2000 readiness in a timely manner. Current estimates for total costs of the program, including internal labor as well as incremental costs such as consulting and contract costs, are approximately $1 million. These costs exclude replacement systems that, in addition to being year 2000 ready, provide significantly enhanced capabilities which will benefit operations in future periods.

RISKS. Management believes it has an effective program in place to manage the risks associated with the year 2000 issue in a timely manner. Nevertheless, since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company would temporarily be unable to deliver services to its customers. Management believes that the most reasonably likely worst case scenario would be small, localized interruptions of service, which likely would be rapidly restored. In addition, there could be a temporary reduction in the service needs of customers due to their own year 2000 problems. In the event that such a scenario occurs, it is not expected to have a material adverse impact on consolidated results of operations or financial position.

CONTINGENCY PLANS. Year 2000 contingency planning is currently underway to assure continuity of business operations for all periods during which year 2000 impacts may occur. The Company intends to complete its year 2000 contingency plans by mid-1999. These plans address various year 2000 risk scenarios that cross departmental, business unit and industry lines as well as specific risks from various internal and external sources, including supplier readiness.

Based on assessments completed to date and compliance plans in process, management believes that year 2000 issues, including the cost of making critical systems, equipment and devices ready, will not have a material adverse effect on the Company's business operation or consolidated results of operations or financial position. Nevertheless, achieving year 2000 readiness is subject to risks and uncertainties, including those described above. While management believes the possibility is remote, if the Company's internal systems, or the internal systems of external parties, fail to achieve year 2000 readiness in a timely manner, the Company's business, consolidated results of operations or financial condition could be adversely affected.

NEW ACCOUNTING STANDARD. In September 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company is required to adopt this standard by January 1, 2000. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. The Company is currently reviewing the expected impact of SFAS No. 133 on consolidated results of operations and financial position.

FORWARD-LOOKING STATEMENTS. From time to time, the Company may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements include state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the natural gas industry; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company is subject or other external factors over which the Company has no control; the results of financing efforts; growth in opportunities for the Company's subsidiaries; achievement of year 2000 readiness; and the effect of accounting policies issued periodically by accounting standard-setting bodies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                     PANHANDLE EASTERN PIPE LINE COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
                                  (In millions)

                                                   Years Ended December 31,
                                                  -------------------------
                                                  1998      1997       1996
                                                  ----      ----       ----
OPERATING REVENUES
     Transportation and storage of natural gas    $ 468     $ 501      $ 510
     Other                                           28        33         29
                                                    ---       ---        ---
         Total operating revenues                   496       534        539
                                                    ---       ---        ---

OPERATING EXPENSES
     Operation and maintenance                      213       254        260
     Depreciation and amortization                   56        59         58
     Property and other taxes                        26        26         27
                                                    ---       ---        ---
         Total operating expenses                   295       339        345
                                                    ---       ---        ---

OPERATING INCOME                                    201       195        194

OTHER INCOME AND EXPENSES                            24         6          4
                                                    ---       ---        ---

EARNINGS BEFORE INTEREST AND TAXES                  225       201        198

INTEREST EXPENSE                                     77        73         62
                                                    ---       ---        ---

EARNINGS BEFORE INCOME TAXES                        148       128        136

INCOME TAXES                                         57        48         48
                                                    ---       ---        ---

NET INCOME                                         $ 91      $ 80       $ 88
                                                   ====      ====       ====


                 See Notes to Consolidated Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                  Years Ended December 31,
                                                                  ------------------------
                                                                    1998    1997   1996
                                                                    ----    ----   ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                    $ 91    $ 80   $ 88
      Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                           61      61     61
              Deferred income taxes                                   17       2    (88)
              Rate settlement                                          -     (70)    (9)
              (Increase) Decrease in
                  Receivables                                         12     (48)   (31)
                  Inventory                                          (17)      6     11
                  Other current assets                                15      11     (2)
              Increase (Decrease) in
                  Accounts payable                                    10      15     (3)
                  Taxes accrued                                      (19)    (10)     8
                  Other current liabilities                            3      35     23
              Other, net                                               1      24     48
                                                                    ----    ----   ----
                  Net cash provided by operating activities          174     106    106
                                                                    ----    ----   ----
CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                            (85)   (105)   (52)
      Net increase in advances receivable - parent                  (106)     (9)   (84)
      Proceeds from sales, retirements and other                      17       8     30
                                                                    ----    ----   ----
                  Net cash used in investing activities             (174)   (106)  (106)
                                                                    ----    ----   ----

      Net decrease in cash and cash equivalents                        -       -      -

      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 -       -      -
                                                                    ----    ----   ----
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ -     $ -    $ -
                                                                    ====    ====   ====
SUPPLEMENTAL DISCLOSURES
      Cash paid for interest (net of amount capitalized)            $ 78    $ 81   $ 62
      Cash paid for income taxes                                    $ 56    $ 65   $ 60

                 See Notes to Consolidated Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                           December 31,
                                                       -------------------
                                                         1998       1997
                                                       --------   --------
ASSETS

CURRENT ASSETS
      Receivables                                         $ 94      $ 106
      Inventory and supplies                                55         38
      Other                                                 31         48
                                                       --------   --------
          Total current assets                             180        192
                                                       --------   --------
INVESTMENTS AND OTHER ASSETS
      Advances and note receivable - parent                738        662
      Investment in affiliates                              44         47
      Other                                                  6          7
                                                       --------   --------
          Total investments and other assets               788        716
                                                       --------   --------
PROPERTY, PLANT AND EQUIPMENT
      Cost                                               2,777      2,734
      Less accumulated depreciation and amortization     1,798      1,776
                                                       --------   --------
          Net property, plant and equipment                979        958
                                                       --------   --------
REGULATORY ASSETS
      Debt expense                                          11         13
      Other                                                 15         22
                                                       --------   --------
          Total regulatory assets                           26         35
                                                       --------   --------
      TOTAL ASSETS                                     $ 1,973    $ 1,901
                                                       ========   ========

                 See Notes to Consolidated Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                   December 31,
                                                                              --------------------
                                                                                1998       1997
                                                                              ---------   --------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
      Accounts payable                                                         $    56     $   46
      Notes payable - parent                                                       675        675
      Taxes accrued                                                                 58         77
      Interest accrued                                                               8          8
      Other                                                                        117        114
                                                                              ---------   --------
          Total current liabilities                                                914        920
                                                                              ---------   --------
LONG-TERM DEBT                                                                     299        299
                                                                              ---------   --------
DEFERRED CREDITS AND OTHER LIABILITIES
      Deferred income taxes                                                         99         82
      Other                                                                        103         99
                                                                              ---------   --------
          Total deferred credits and other liabilities                             202        181
                                                                              ---------   --------
COMMON STOCKHOLDER'S EQUITY
      Common stock, no par, 1,000 shares authorized, issued and outstanding          1          1
      Paid-in capital                                                              466        466
      Retained earnings                                                             91         34
                                                                              ---------   --------
          Total common stockholder's equity                                        558        501
                                                                              ---------   --------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                               $ 1,973    $ 1,901
                                                                              =========   ========

                See Notes to Consolidated Financial Statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                  (IN MILLIONS)


                                          Years Ended December 31,
                                         -------------------------
                                           1998     1997      1996
                                         ------   ------    ------

Common Stock
     Balance at beginning of year          $ 1      $ 1       $ 1

                                         ------   ------    ------
         BALANCE AT END OF YEAR              1        1         1
                                         ------   ------    ------

PAID-IN CAPITAL
     Balance at beginning of year          466      466       466
     Other                                   -        -         -
                                         ------   ------    ------
         BALANCE AT END OF YEAR            466      466       466
                                         ------   ------    ------

RETAINED EARNINGS
     Balance at beginning of year           34       29       141
     Net income                             91       80        88
     Common stock dividends                (34)     (75)     (200)
                                         ------   ------    ------
         BALANCE AT END OF YEAR             91       34        29
                                         ------   ------    ------

TOTAL COMMON STOCKHOLDER'S EQUITY        $ 558    $ 501     $ 496
                                         ======   ======    ======


                 See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


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

PanEnergy and Texas Eastern Corporation (TEC), a subsidiary of PanEnergy, entered into an agreement to sell PEPL, Trunkline Gas Company (Trunkline), a subsidiary of PEPL, and additional storage related to those systems, along with Trunkline LNG Company, a subsidiary of TEC, to CMS Energy Corporation (CMS Energy). The sales price of $2.2 billion involves cash proceeds of $1.9 billion and existing PEPL debt of approximately $300 million. Certain assets and liabilities, such as the Houston office building, certain environmental, legal and tax liabilities, and substantially all intercompany balances, will be retained by PanEnergy and TEC. The sale is contingent upon receipt of clearances under the Hart-Scott-Rodino Act. Closing is expected in early 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION. The consolidated financial statements include the accounts of all of the Company's majority-owned subsidiaries after the elimination of significant intercompany transactions and balances. Investments in other entities that are not controlled by the Company, but where it has significant influence over operations, are accounted for using the equity method.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current and expected future events, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS. All liquid investments with maturities at date of purchase of three months or less are considered cash equivalents.

INVENTORY. Inventory consists of gas held for operations and materials and supplies and is recorded at the lower of cost or market, primarily using the weighted average cost method ($30 million and $20 million at December 31, 1998 and 1997, respectively) and the last-in first-out method ($25 million and $18 million at December 31, 1998 and 1997, respectively).

GAS IMBALANCES. Gas imbalances occur as a result of differences in volumes of gas received and delivered. Gas imbalance receivables and payables are valued at lower of cost or market.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at original cost. The Company capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs and replacements is charged to expense as incurred. Depreciation is generally computed using the straight-line method. The composite weighted-average depreciation rates were 2.2%, 2.2% and 2.1% for 1998, 1997 and 1996, respectively.

When property, plant and equipment maintained by the Company's regulated operations are retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation and amortization. When entire regulated operating units are sold or non-regulated properties are retired or sold, the property and related accumulated depreciation and amortization accounts are reduced, and any gain or loss is recorded in income, unless otherwise required by the FERC.

IMPAIRMENT OF LONG-LIVED ASSETS. The recoverability of long-lived assets and intangible assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluation is based on various analyses, including undiscounted cash flow projections.

UNAMORTIZED DEBT PREMIUM, DISCOUNT AND EXPENSE. Premiums, discounts and expenses incurred in connection with the issuance of presently outstanding long-term debt are amortized over the terms of the respective issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance regulated assets and operations are amortized consistent with regulatory treatment of those items.

ENVIRONMENTAL EXPENDITURES. Environmental expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Environmental expenditures relating to current or future revenues are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Certain of these environmental assessments and clean-up costs are expected to be recovered from the Company's customers and have, therefore, been deferred and are included in the Consolidated Balance Sheets as Regulatory Assets. (See Note 11 to the Consolidated Financial Statements.)

COST-BASED REGULATION. The Company's regulated operations are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets and liabilities that result from the regulated ratemaking process are recorded that would not be recorded under generally accepted accounting principles for non-regulated entities. These regulatory assets and liabilities are classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Credits and Other Liabilities, respectively. The applicability of SFAS No. 71 is routinely evaluated, and factors such as the impact of competition and the necessity to discount cost based rates charged to customers are considered. Increasing competition might require companies to reduce their asset balances to reflect a market basis less than cost and to write off their associated regulatory assets. Management cannot predict the potential impact, if any, of increasing competition on future financial position or results of operations. However, the Company continues to position itself to effectively meet these challenges by maintaining competitive prices.

REVENUES. Revenues on transportation and storage of natural gas are recognized as service is provided. When rate cases are pending final approval, a portion of the revenues is subject to possible refund. Reserves have been established where required for such cases.

During 1998, sales to ProLiance Energy, L.L.C. accounted for approximately 10% of consolidated revenues of the Company. During 1997, sales to ProLiance Energy, L.L.C. and Consumers Energy Company, a subsidiary of CMS Energy, each accounted for approximately 10% of consolidated revenues of the Company. In 1996, no single customer accounted for 10% or more of consolidated revenues. No other customer accounted for 10% or more of consolidated revenues during 1998, 1997 or 1996.

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

INCOME TAXES. Duke Energy and its subsidiaries file a consolidated federal income tax return. Federal income taxes have been provided by the Company on the basis of its separate company income and deductions in accordance with established practices of the consolidated group. Deferred income taxes have been provided for temporary differences. Temporary differences occur when events and transactions recognized for financial reporting result in taxable or tax-deductible amounts in different periods. Investment tax credits have been deferred and are being amortized over the estimated useful lives of the related properties.

RECLASSIFICATIONS. Certain amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

NEW ACCOUNTING STANDARD. In September 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company is required to adopt this standard by January 1, 2000. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. The Company is currently reviewing the expected impact of SFAS No. 133 on consolidated results of operations and financial position.

3. REGULATORY MATTERS

On April 1, 1992 and November 1, 1992, PEPL placed into effect, subject to refund, general rate increases. On February 26, 1997, the FERC approved PEPL's settlement agreement which provided final resolution of refund matters and established prospective rates. The agreement terminated other actions relating to these proceedings as well as PEPL's restructuring of rates and transition cost recoveries related to FERC Order 636. The settlement will not have a material impact on future operating revenues or financial position of the Company. As a result of the resolution of these and certain other proceedings, PEPL refunded $38 million to customers in 1997 and recorded earnings before interest and taxes of $33 million and $8 million in 1997 and 1996, respectively.

Effective August 1, 1996, Trunkline placed into effect a general rate increase, subject to refund. Hearings were completed in the third quarter of 1997. A decision on the remaining phase of the rate proceeding was received on November 2, 1998 from the administrative law judge. The case is pending a decision by the FERC.

In conjunction with a FERC order issued in September 1997, certain natural gas producers were required to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines. These pipelines were also ordered to refund these amounts to their customers. All payments are to be made in compliance with prescribed FERC requirements. At December 31, 1998 and December 31, 1997, Accounts Receivable included $50 million and $54 million, respectively, due from natural gas producers and Other Current Liabilities included $50 million and $54 million, respectively, for related obligations.

In June 1998, Trunkline filed with the FERC to abandon 720 miles of its 26 inch diameter pipeline that extends from Longville, Louisiana to Bourbon, Illinois. Trunkline requested permission to transfer the pipeline to an affiliate of PanEnergy, which has entered into an option agreement with Aux Sable Liquids Products, L.P., for potential conversion of the line for transportation of hydrocarbon vapors. Trunkline has asked FERC to grant the abandonment authorization in time to separate the pipeline from existing facilities and allow Aux Sable to convert the pipeline to hydrocarbon vapor service by October 1, 2000, if the option is exercised. The abandonment would reduce Trunkline's certificated capacity from the current level of 1,810 million dekatherms per day (Mdth/d) to 1,555 Mdth/d and will have no adverse effect on Trunkline's ability to meet all of its firm service obligations. The filing is pending FERC action.

4. RELATED PARTY TRANSACTIONS

-------------------------------------- -------------------------------
(In millions)                           For the Years Ended December
                                                    31,
-------------------------------------- -------------------------------
                                         1998      1997       1996
                                       --------- ---------- ----------
Transportation of natural gas             $29       $32        $30
Other operating revenues                   15        27          9
Operation and maintenance(A)               60        66         68
Interest expense, net                      55        49         35
-------------------------------------- --------- ---------- ----------
(A) Includes allocated benefit plan costs.


------------------------------------- ---------------------
(In millions)                             December 31,
------------------------------------- ---------------------
                                        1998       1997
                                      ---------- ----------
Receivables                              $ 2        $ 8
Accounts payable                          46         37
Taxes accrued                             35         55
------------------------------------- ---------- ----------

Advances and Note Receivable-Parent included a $30 million note at December 31, 1997, which bore interest at the London Interbank Offered Rate plus 0.5%. The remainder of Advances and Note Receivable-Parent do not bear interest. Advances are carried as open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures and debt payments of the Company.

5. GAS IMBALANCES

The Consolidated Balance Sheets included in-kind balances as a result of differences in gas volumes received and delivered. At December 31, 1998 and 1997, other current assets included $20 million and $24 million, respectively, related to gas imbalances. Other current liabilities included $22 million at both December 31, 1998 and 1997 related to gas imbalances.

6. INCOME TAXES

--------------------------------------------------------------------------------
INCOME TAX EXPENSE (in millions)
--------------------------------------------------------------------------------
                                                For the Years Ended December 31,
                                               --------------------------------
                                                 1998        1997      1996
                                               ---------- ---------- ----------
Current income taxes
  Federal                                         $34        $41       $123
  State                                             6          5         13
                                               ---------- ---------- ----------
    Total current income taxes                     40         46        136
                                               ---------- ---------- ----------
Deferred income taxes, net
  Federal                                          14          1        (76)
  State                                             3          1        (12)
                                               ---------- ---------- ----------
    Total deferred income taxes, net               17          2        (88)
                                               ---------- ---------- ----------
Total income tax expense                          $57        $48      $  48
================================================================================

-------------------------------------------------------------------------------
INCOME TAX EXPENSE RECONCILIATION TO STATUTORY RATE (in millions)
-------------------------------------------------------------------------------
                                                For the Years Ended December 31,
                                               --------------------------------
                                                 1998       1997       1996
                                               ---------- ---------- ----------
Income tax, computed at the statutory rate        $52        $45        $48
Adjustments resulting from:
  State income tax, net of federal income
    tax effect                                      5          3          -
                                               ---------- ---------- ----------
Total income tax expense                          $57        $48        $48
                                               ========== ========== ==========
Effective tax rate                                 38.5%      37.5%      35.3%
---------------------------------------------- ---------- ---------- ----------

--------------------------------------------------------------------
NET DEFERRED INCOME TAX LIABILITY COMPONENTS (in millions)
--------------------------------------------------------------------
                                                   December 31,
                                               ---------------------
                                                 1998       1997
                                               ---------- ----------
Deferred credits and other liabilities         $    85    $    95
Other                                                3          3
                                               ---------- ----------
  Total deferred income tax assets                  88         98
                                               ---------- ----------
Investments and other assets                       (18)       (16)
Property, plant and equipment                     (148)      (131)
Regulatory assets                                  (12)       (23)
                                               ---------- ----------
  Total deferred income tax liabilities           (178)      (170)
                                               ---------- ----------
State deferred income tax, net of federal
tax effect                                          (7)        (6)
                                               ---------- ----------
Net deferred income tax liability                  (97)       (78)
                                               ---------- ----------
Portion classified as current asset                  2          4
                                               ========== ==========
Noncurrent liability                            $  (99)    $  (82)
============================================== ========== ==========

7. PROPERTY, PLANT AND EQUIPMENT

-------------------------------------------- ------------- --------------
(In millions)                                    1998          1997
-------------------------------------------- ------------- --------------
Transmission                                    $2,003        $1,925
Gathering                                          265           256
Underground storage                                320           320
General plant                                      161           172
Construction work in progress                       28            61
                                             ------------- --------------
   Total property, plant, and equipment          2,777         2,734
Less accumulated depreciation and
  amortization                                   1,798         1,776
                                             ------------- --------------
    Net property, plant and equipment          $   979       $   958
============================================ ============= ==============

8. FINANCIAL INSTRUMENTS

The Company's financial instruments include $299 million of long-term debt at both December 31, 1998 and 1997, respectively, with an approximate fair value of $318 million and $313 million as of December 31, 1998 and 1997, respectively. Estimated fair value amounts of long-term debt were obtained from independent parties. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 1998 and 1997 are not necessarily indicative of the amounts the Company could have realized in current market exchanges.

The fair value of notes payable - parent is not materially different from their carrying amounts because the stated rates approximate market rates.

Guarantees made to affiliates have no book value associated with them and there are no fair values readily determinable since quoted market prices are not available. The fair values of advances and note receivable - parent are not readily determinable since such amounts are carried as open accounts. See Note 4, Related Party Transactions.

9. LONG TERM DEBT

------------------------------------------ ----------- ------------------------
(In millions)                                               December 31,
                                                       ------------------------
                                            Year Due      1998        1997
------------------------------------------ ----------- ----------- ------------
7 7/8% Note                                   2004         $100         $100
7.2% - 7.95% Debentures                    2023 - 2024      200          200
Unamortized debt discount and premium, net                   (1)          (1)
                                                       ----------- ------------
Total long-term debt                                       $299         $299
------------------------------------------ ----------- ----------- ------------

The 7.2% - 7.95% Debentures have call options whereby the Company has the option to repay the debt early. Based on the year in which the Company may first exercise the redemption options, all $200 million could potentially be repaid in 2003.

Notes payable-parent includes a $675 million note bearing interest at prime rate and maturing on June 30, 1999.

10. INVESTMENT IN AFFILIATES

Investments in affiliates which are not controlled by the Company but where the Company has significant influence over operations are accounted for by the equity method. These investments include undistributed earnings of $14 million and $15 million in 1998 and 1997, respectively. The Company's proportionate share of net income from these affiliates for the years ended December 31, 1998, 1997 and 1996 was $6 million, $5 million and $6 million, respectively. These amounts are reflected in the Consolidated Statements of Income as Other Operating Revenues. Investment in affiliates includes the following:

NORTHERN BORDER PARTNERS, L.P. Northern Border Partners, L.P. (Northern Border) is a master limited partnership (MLP) that owns 70% of Northern Border Pipeline Company, a partnership operating a pipeline transporting natural gas from Canada to the Midwest area of the United States. PEPL has an 7.0% limited partnership interest in Northern Border, and thus, an indirect 4.9% ownership interest in Northern Border Pipeline Company. PEPL transferred its interest in Northern Border to a subsidiary of PanEnergy in early 1999 in conjunction with the planned sale of PEPL and Trunkline to CMS Energy.

WESTANA GATHERING COMPANY. Westana Gathering Company is a joint venture that provides gathering, processing and marketing services for natural gas producers in Oklahoma.

11. COMMITMENTS AND CONTINGENCIES

FUTURE CONSTRUCTION COSTS. Projected 1999 capital and investment expenditures for the Company, including allowance for funds used during construction, are approximately $65 million, of which approximately $50 million relates to companies expected to be sold to CMS Energy. These projections include market expansion projects and costs relating to existing assets. All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly depending on acquisition opportunities, market volatility, economic trends and the value-added opportunities presented.

ENVIRONMENTAL. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

The Company has identified environmental contamination at certain sites on its systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants in compressed air systems containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. The Company has communicated with the Environmental Protection Agency and appropriate state regulatory agencies on these matters. Under the terms of the sales agreement with

CMS Energy discussed in Note 1 to the Consolidated Financial Statements, PanEnergy is obligated to complete the PEPL and Trunkline clean-up programs at certain agreed-upon sites. These clean-up programs are expected to continue until 2001.

At December 31, 1998 and 1997, remaining estimated clean-up costs on the Company's systems have been accrued and are included in the Consolidated Balance Sheets as Other Current Liabilities and Deferred Credits and Other Liabilities. These cost estimates represent gross clean-up costs expected to be incurred, have not been discounted or reduced by customer recoveries and generally do not include fines, penalties or third-party claims. Costs to be recovered from customers are included in the Consolidated Balance Sheets as of December 31, 1998 and 1997, as Regulatory Assets.

The federal and state clean-up programs are not expected to interrupt or diminish the Company's ability to deliver natural gas to customers. Based on experience to date and costs incurred for clean-up operations, management believes the resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations or financial position.

LITIGATION. Under the terms of the agreement with CMS Energy discussed in Note 1 to the Consolidated Financial Statements, PanEnergy is retaining certain legal and tax liabilities of the Company, including the matters specifically discussed below.

On April 25, 1997, a group of affiliated plaintiffs that own and/or operate various pipeline and marketing companies and partnerships primarily in Kansas filed suit against PEPL in the U.S. District Court for the Western District of Missouri. The plaintiffs allege that PEPL has engaged in unlawful and anti-competitive conduct with regard to requests for interconnects with the PEPL system for service to the Kansas City area. Asserting that PEPL has violated the antitrust laws and tortiously interfered with the plaintiffs' business expectancies, the plaintiffs seek compensatory and punitive damages. Based on information currently available to the Company, management believes that the resolution of this matter will not have a material adverse effect on consolidated results of operations or financial position.

On May 13, 1997, Anadarko Petroleum Corporation (Anadarko) filed suits against PEPL and other affiliates, as defendants, both in the United States District Court for the Southern District of Texas and state district court of Harris County, Texas. Pursuing only the federal court claim, Anadarko claims that it was effectively indemnified by the defendants against any responsibility for refunds of Kansas ad valorem taxes which are due purchasers of gas from Anadarko, retroactive to 1983. On October 20, 1998 and January 15, 1999, the FERC issued orders on ad-valorem tax issues, finding that first sellers of gas were primarily liable for refunds. The FERC also noted that claims for indemnity or reimbursement among the parties would be better addressed by the United States District Court for the Southern District of Texas. The Company believes the resolution of this matter will not have a material adverse effect on consolidated results of operations or financial position.

The Company and its subsidiaries are also involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with SFAS No. 5, "Accounting for Contingencies," in order to provide for such matters. Management believes that the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations or financial position.

OTHER COMMITMENTS AND CONTINGENCIES. In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. The Company's pipelines, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, the Company's pipelines will file with FERC to recover a portion of these costs from pipeline customers. Management believes that these commitments and contingencies will not have a material adverse effect on consolidated results of operations or financial position.

Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border Pipeline Company, PEPL guarantees payment to Northern Border Pipeline Company under a transportation agreement held by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $58 million for 1999 through 2001. Management believes that the probability that PEPL will be required to perform under this guarantee is remote.

LEASES. The Company utilizes assets under operating leases in several areas of operations. Consolidated rental expense amounted to $15 million, $20 million and $30 million in 1998, 1997 and 1996, respectively. Future minimum rental payments under the Company's various operating leases for the years 1999 through 2003 are $11 million, $11 million, $9 million, $6 million and $1 million, respectively.

12. BENEFIT PLANS

RETIREMENT PLAN. The Company participates in PanEnergy's non-contributory defined benefit retirement plan covering most employees with a minimum of one year vesting service. Through December 31, 1998, the plan provided retirement benefits for eligible employees of the Company that are generally based on an employee's years of benefit accrual service and highest average eligible earnings.

PanEnergy's policy is to fund amounts, as necessary, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. With respect to the entire plan, the fair value of the plan assets of $819 million and $748 million at December 31, 1998 and 1997, respectively, exceeded the projected benefit obligations of $338 million and $290 million, as of December 31, 1998 and 1997, respectively. Under the terms of the agreement with CMS Energy discussed in Note 1 to the Consolidated Financial Statements, benefit obligations related to active employees and certain plan assets will transfer to CMS Energy, and benefit obligations related to existing retired employees and remaining plan assets will be retained by PanEnergy.

---------------------------------------------------------------------------
ASSUMPTIONS USED IN PANENERGY'S PENSION AND OTHER POSTRETIREMENT BENEFITS ACCOUNTING(a)
---------------------------------------------------------------------------
(Percent)                                      1998       1997       1996
------------------------------------------ ---------- ---------- ----------
Discount rate                                   6.75       7.25       7.50
Salary increase                                 4.67       4.75       5.00
Expected long-term rate of return on
  plan assets                                   9.25       9.25       9.50
Assumed tax rate, where applicable             39.60      39.60      39.60
------------------------------------------ ---------- ---------- ----------
(a) Reflects weighted averages across all plans.

The Company's net periodic pension benefit, as allocated by PanEnergy, was $14 million, $13 million and $11 million for the years ended December 31, 1998, 1997 and 1996, respectively.

PanEnergy also sponsors, and the Company participates in, an employee savings plan that covers substantially all employees. The Company expensed plan contributions of $3 million each year in 1998, 1997 and 1996.

OTHER POSTRETIREMENT BENEFITS. The Company, in conjunction with PanEnergy, provides certain health care and life insurance benefits for retired employees on a contributory and noncontributory basis. Substantially all employees may become eligible for these benefits if they have met certain age and service requirements as defined in the plans. Under plan amendments effective late 1998 and early 1999, health care benefits for future retirees were changed to limit employer contributions and medical coverage.

The Company accrues such benefit costs over the active service period of employees to the date of full eligibility for the benefits. The net unrecognized transition obligation, resulting from the implementation of accrual accounting, is being amortized over approximately 20 years. With respect to the entire plan, the fair value of the plan assets was $150 million and $122 million at December 31, 1998 and 1997, respectively, and the accumulated postretirement benefit obligation was $225 million and $256 million at December 31, 1998 and 1997, respectively. Under the terms of the agreement with CMS Energy discussed in Note 1 to the Consolidated Financial Statements, benefit obligations related to active employees will transfer to CMS Energy, and benefit obligations related to existing retired employees and plan assets will be retained by PanEnergy.

It is the Company's and PanEnergy's general policy to fund accrued postretirement health care costs. PanEnergy's retiree life insurance plan is fully funded based on actuarially determined requirements.

The Company's net periodic postretirement benefit cost, as allocated by PanEnergy, was $7 million each year in 1998, 1997 and 1996.

For measurement purposes, a 5% weighted average rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 4.75% for 2005 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the Company's health care plans.

-----------------------------------------------------------------------------------------
SENSITIVITY TO CHANGES IN ASSUMED HEALTH CARE COST TREND RATES
----------------------------------------------- ------------------- ---------------------
                                                  1-Percentage-        1-Percentage-
(In millions)                                     Point Increase       Point Decrease
----------------------------------------------- ------------------- ---------------------
Effect on total of service and interest cost             $   -               $   -
  components
Effect on postretirement benefit obligation              $   5               $  (4)
----------------------------------------------- ------------------- ---------------------

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

-------------------------- ------------ ------------- ------------ ------------ -----------
                              First        Second        Third       Fourth
(In millions)                Quarter      Quarter       Quarter      Quarter      Total
-------------------------- ------------ ------------- ------------ ------------ -----------
1998
Operating revenues             $139         $116         $111         $130          $496
Operating income                 70           44           36           51           201
EBIT                             76           47           37           65           225
Net income                       35           17           11           28(b)         91

1997
Operating revenues          $   166(a)   $   119      $   116      $   133       $   534
Operating income                 88           44           24           39           195
EBIT                             96           48           24           33           201
Net income                       48           18            3           11            80
-------------------------- ------------ ------------- ------------ ------------ -----------

(a) Includes the effect of the favorable resolution of certain regulatory matters in 1997.
(b) Includes a gain on the sale of certain general partnership interests.

INDEPENDENT AUDITORS' REPORT

Panhandle Eastern Pipe Line Company:

We have audited the accompanying consolidated balance sheets of Panhandle Eastern Pipe Line Company and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, common stockholder's equity and cash flows for the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. The consolidated financial statements of the Company for the year ended December 31, 1996 were audited by other auditors whose report, dated January 16, 1997, expressed an unqualified opinion on those financial statements.

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

In our opinion, such 1998 and 1997 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 12, 1999

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Panhandle Eastern Pipe Line Company

We have audited the accompanying consolidated statements of income, common stockholder's equity, and cash flows of Panhandle Eastern Pipe Line Company for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Panhandle Eastern Pipe Line Company for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ KPMG LLP
Houston, Texas
January 16, 1997

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


Gary W. Lefelar
Controller

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Consolidated Financial Statements and Supplemental Financial Data included in Part II of this annual report are as follows:
      Consolidated Financial Statements
        Consolidated Statements of Income for the Years Ended December 31, 1998,
          1997 and 1996
        Consolidated Statements of Cash Flows for the Years Ended December 31,
          1998, 1997 and 1996
        Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Common Stockholder's Equity for the Years
          Ended December 31, 1998, 1997 and 1996
        Notes to Consolidated Financial Statements

        Quarterly Financial Data (unaudited) (included in Note 13 to the
          Consolidated Financial Statements)

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

A Current Report on Form 8-K filed on November 10, 1998 contained disclosures under Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

(c) Exhibits - See Exhibit Index immediately following the signature page.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  March 16, 1999                       PANHANDLE EASTERN PIPE LINE COMPANY
                                            (Registrant)


                                            By  /s/ Steven M. Roverud
                                                --------------------------
                                                Steven M. Roverud
                                                President and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    (i) Principal executive officer:
        By:  /s/ Steven M. Roverud
             --------------------------------
             Steven M. Roverud
             President and Director

   (ii) Principal financial officer and principal accounting officer:
        By:  /s/ Gary W. Lefelar
             --------------------------------
             Gary W. Lefelar
             Controller


  (iii) A majority of the Directors:
        By:  /s/ W.W. Grygar
                --------------------------------
             W.W Grygar


        By:  /s/ Jeryl L. Mohn
             --------------------------------
             Jeryl L. Mohn

Date:  March 16, 1999

                                  EXHIBIT INDEX

Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

------------------ ----------------------------------- ----------------------- -----------
                                                       Originally Filed as       File
Exhibit Number                Description              Exhibit                   Number
------------------ ----------------------------------- ----------------------- -----------
3.01               Restated Certificate of             3.01 to Form 10-K of    1-2921
                   Incorporation of Panhandle          registrant for the
                   Eastern Pipe Line Company dated     year ended December
                   October 25, 1993                    31, 1993
3.02               By-Laws of Panhandle Eastern Pipe   19(a) to Form 10-Q of   1-2921
                   Line Company, effective July 23,    registrant for
                   1986                                quarter ended
                                                       September 30, 1986
4.01               Indenture, dated as of February     4 to Form S-3 of        33-58552
                   1, 1993, between Panhandle          registrant filed
                   Eastern Pipe Line Company and       February 19, 1993
                   Morgan Guaranty Trust Company of
                   New York
4.02               Letter, dated February 24, 1994,    4.06 to Form 10-K of    1-2921
                   from Nations Bank of Texas,         registrant for the
                   National Association accepting      year ended December
                   its appointment as successor        31, 1993
                   Trustee with respect to all
                   securities issued or to be issued
                   under the Indenture dated as of
                   February 1, 1993, included as
                   Exhibit 4.01
10.01              Contract for Firm Transportation    10.41 to Form 10-K of   1-8157
                   of Natural Gas between Consumers    PanEnergy Corp for
                   Power Company and Trunkline Gas     the year ended
                   Company, dated November 1, 1989,    December 31, 1989
                   and Amendment, dated November 1,
                   1989
10.02              Contract for Firm Transportation    10.47 to Form 10-K of   1-8157
                   of Natural Gas between Consumers    PanEnergy Corp for
                   Power Company and Trunkline Gas     year ended December
                   Company, dated November 1, 1991     31, 1991
10.03              Contract for Firm Transportation    10.3 to Form 10-K of    1-2921
                   of Natural Gas between Consumers    registrant for the
                   Power Company and Trunkline Gas     year ended December
                   Company, dated September 1, 1993    31, 1993
10.04              Stock Purchase Agreement between    10 to Form 8-K of       1-4928
                   PanEnergy Corp, Texas Eastern       Duke Energy
                   Corporation and CMS Energy          Corporation filed
                   Corporation, dated October 31,      November 5, 1998
                   1998
*12                Computation of Ratio of Earnings
                   to Fixed Charges
*23.1              Consent of Deloitte & Touche LLP
*23.2              Consent of KPMG LLP



*27                Financial Data Schedule for
                   December 31, 1998