Form 10-K/A
period 2001-12-31
PANHANDLE EASTERN PIPE LINE CO
filed 2003-02-20
CIK 76063

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                         OR

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the transition period from       to
                                                  -----    -----

      Commission              Registrant; State of Incorporation;             IRS Employer
      File Number               Address; and Telephone Number              Identification No.
---------------------------------------------------------------------------------------------

        1-2921                PANHANDLE EASTERN PIPE LINE COMPANY              44-0382470

                                   (A Delaware Corporation)
                5444 Westheimer Road, P.O. Box 4967, Houston, Texas 77210-4967
                                         (713)989-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark whether the Registrant (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

Panhandle Eastern Pipe Line Company meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K/A and is therefore filing this Form 10-K/A with the reduced disclosure format. Items 4, 6, 10, 11, 12 and 13 have been omitted and Items 1, 2 and 7 have been reduced in accordance with Instruction I.


================================================================================

                       PANHANDLE EASTERN PIPE LINE COMPANY

     ANNUAL REPORT ON FORM 10-K/A TO THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2001


                                Explanatory Note

This Form 10-K/A amends Panhandle's annual report on Form 10-K for the fiscal year ended December 31, 2001, which was filed with the SEC on March 29, 2002. As discussed below, Panhandle's consolidated financial statements for the year 2001 have been restated pursuant to audit adjustments resulting from the re-audit of the consolidated financial statements for the years 2001 and 2000 of CMS Energy, Panhandle's parent company, which included audit work at Panhandle.

In April 2002, CMS Energy's and Panhandle's Board of Directors, upon the recommendation of the Audit Committee of CMS Energy's and Panhandle's Board, voted to discontinue using Arthur Andersen to audit Panhandle's financial statements for the year ending December 31, 2002. CMS Energy and Panhandle previously retained Arthur Andersen to review their financial statements for the quarter ended March 31, 2002. In May 2002, the Board of Directors engaged Ernst & Young to audit CMS Energy's and Panhandle's financial statements for the year ending December 31, 2002.

In May 2002, as a result of certain financial reporting issues surrounding round-trip trading transactions at CMS MST, Arthur Andersen notified CMS Energy that Arthur Andersen's historical opinions on CMS Energy's financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 could not be relied upon. As a result, Ernst & Young began the process of re-auditing CMS Energy's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000. Although Arthur Andersen's notification did not apply to separate, audited financial statements of Panhandle for the applicable years, the re-audit did include audit work at Panhandle for these years.


In connection with Ernst & Young's re-audit of the financial statements for fiscal years ended December 31, 2001 and December 31, 2000, Panhandle has determined to make, in consultation with Ernst & Young, certain adjustments to its consolidated financial statements for the fiscal year ended December 31, 2001. Therefore, the consolidated financial statements for 2001 have been restated from amounts previously reported. For detailed information about the restatement of Panhandle's financial statements reflecting these audit adjustments, see Note 13 - Restatement of Financial Statements.


The restatement of the financial statements includes:

CONSOLIDATION OF LNG HOLDINGS: A change in the accounting treatment for CMS Energy's and Panhandle's interest in the LNG business which is described in Item 1 of CMS Energy's and Panhandle's 2001 Form 10-K/A. This results in an additional $215 million of debt, the elimination of $183 million of deferred commitment, and the recording of minority interest of $30 million and other net assets of $62 million on CMS Energy's and Panhandle's consolidated balance sheet in 2001.

RECLASSIFICATION OF LOAN TO CMS CAPITAL: A reclassification of $150 million of Panhandle loans to CMS Capital made in 2001 to reflect a reduction to stockholder's equity and note receivable.

SYSTEM GAS: A change in the accounting treatment for the valuation of system balancing gas which is described in Note 13 - Restatement of Financial Statements. This results in an additional $12 million write-down of non-current system balancing gas, or a total write-down of $23 million in 2001.

OTHER ADJUSTMENTS: Panhandle's parent company has determined that certain adjustments to the SERP assets, SERP liabilities and Additional Paid in Capital are required to reconcile the books for SERP balances based on the actuarial statements as of December 31, 2001. This adjustment resulted in a $1 million charge to the Income Statement reflected in Other Income. A balance sheet reclass of $9 million was made from Other current assets to Other non-current assets for line pack related amounts. Also, as a result of CMS Energy's reconciliation of intercompany receivables and payables, certain adjustments were required between related party and third party receivables or payables. There was no income impact due to the related party adjustments.

Each item of the 2001 Form 10-K as originally filed on March 29, 2002 that is affected by the restatement has been amended and restated. GENERALLY, NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-K/A TO MODIFY OR UPDATE OTHER DISCLOSURES AS PRESENTED IN THE 2001 FORM 10-K EXCEPT AS REQUIRED TO REFLECT THE EFFECTS OF THE RESTATEMENT. HOWEVER, MATERIAL SUBSEQUENT EVENTS HAVE BEEN REPORTED IN A SEPARATE SECTION OF THE MD&A ENTITLED "SUBSEQUENT EVENTS" AND IN NOTE 14, SUBSEQUENT EVENTS, IN THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


SALE OF PANHANDLE: On December 21, 2002, CMS Energy reached a definitive agreement to sell Panhandle to Southern Union Panhandle Corp. The agreement calls for Southern Union Panhandle Corp., a newly formed entity owned by Southern Union Company and AIG Highstar Capital, L.P. to pay $662 million in cash and assume $1.166 billion in debt. Under terms of the agreement, CMS Energy will retain Panhandle's ownership interests in the Centennial and Guardian pipeline projects. The transaction has been approved by the board of directors of each company and is subject to customary closing conditions, action by the Federal Trade Commission under the Hart-Scott-Rodino Act, and by appropriate state regulators.

TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Glossary ....................................................................  5

PART I

Item 1.  Business ...........................................................  7
Item 2.  Properties.......................................................... 13
Item 3.  Legal Proceedings................................................... 13

PART II

Item 5.  Market for Panhandle's Common Equity and
             Related Stockholder Matters..................................... 14
Item 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................... 14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......... 14
Item 8.  Financial Statements and Supplementary Data......................... 14
Item 9.  Changes in and Disagreements With Accountants on Accounting and
             Financial Disclosure............................................ 59

PART III

Item 14. Controls and Procedures............................................. 60

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K..... 61

                                    GLOSSARY

   Certain terms used in the text and financial statements are defined below.


APB.............................  Accounting Principles Board

APB Opinion No. 18..............  APB Opinion No. 18, "The Equity Method of
                                  Accounting for Investments in Common Stock"

APB Opinion No. 25..............  APB Opinion No. 25, "Accounting for Stock
                                  Issued to Employees"

APB Opinion No. 30..............  APB Opinion No. 30, "Reporting Results of
                                  Operations - Reporting the Effects of Disposal of a Segment of a Business"

AMT.............................  Alternative minimum tax

bcf.............................  Billion cubic feet

BG LNG Services.................  BG LNG Services, Inc., a subsidiary of BG
                                  Group of the United Kingdom

Board of Directors..............  CMS Energy Board of Directors

Clean Air Act...................  Federal Clean Air Act, as amended

CMS Capital.....................  CMS Capital Corp., a subsidiary of Enterprises

CMS Energy......................  CMS Energy Corporation, the parent of
                                  Consumers and Enterprises

CMS Energy Common Stock.........  Common stock of CMS Energy, par value $.01 per share

CMS Gas Transmission............  CMS Gas Transmission Company, a subsidiary of
                                  Enterprises

CMS MST.........................  CMS Marketing, Services and Trading Company, a
                                  subsidiary of Enterprises

CMS Panhandle Holdings, LLC ....  A subsidiary of Panhandle Eastern Pipe Line

Consumers.......................  Consumers Energy Company, a subsidiary of CMS
                                  Energy

DOE.............................  U.S. Department of Energy

Duke Energy.....................  Duke Energy Corporation, a non-affiliated company


Enterprises.....................  CMS Enterprises Company, a subsidiary of CMS
                                  Energy


Ernst & Young...................  Ernst & Young LLP

EPA.............................  U. S. Environmental Protection Agency

FASB............................  Financial Accounting Standards Board

FERC............................  Federal Energy Regulatory Commission

INGAA ..........................  Interstate Natural Gas Association of America

LNG.............................  Liquefied natural gas

LNG Holdings....................  CMS Trunkline LNG Holdings, LLC, jointly owned by CMS Panhandle Holdings, LLC and Dekatherm
                                  Investor Trust


MD&A............................  Management's Discussion and Analysis



NOPR............................  Notice of Proposed Rulemaking


OPEB............................  Postretirement benefit plans other than pensions for retired employees

Pan Gas Storage.................  Pan Gas Storage Company, a subsidiary of
                                  Panhandle Eastern Pipe Line Company

Panhandle.......................  Panhandle Eastern Pipe Line Company, including its subsidiaries Pan Gas Storage, Panhandle
                                  Storage, and CMS Panhandle Holdings, LLC.
                                  Panhandle is a wholly owned subsidiary of CMS Gas Transmission

Panhandle Eastern Pipe Line.....  Panhandle Eastern Pipe Line Company, a wholly owned subsidiary of CMS Gas Transmission

Panhandle Storage...............  CMS Panhandle Storage Company, a subsidiary of
                                  Panhandle Eastern Pipe Line Company

PCB.............................  Poly chlorinated biphenyl

Pension Plan....................  The trusteed, non-contributory, defined benefit pension plan of Panhandle, Consumers and CMS Energy

Sea Robin.......................  Sea Robin Pipeline Company

SEC.............................  U.S. Securities and Exchange Commission

SERP............................  Supplemental Executive Retirement Plan

SFAS............................  Statement of Financial Accounting Standards

SFAS No. 5......................  SFAS No. 5, "Accounting for Contingencies"


SFAS No. 34.....................  SFAS No. 34, "Capitalization of Interest Cost"

SFAS No. 71.....................  SFAS No. 71, "Accounting for the Effects of
                                  Certain Types of Regulation"

SFAS No. 87.....................  SFAS No. 87, "Employers' Accounting for
                                  Pension"

SFAS No. 106....................  SFAS No. 106, "Employers' Accounting for
                                  Postretirement Benefits Other than Pensions"

SFAS No. 121....................  SFAS No. 121, "Accounting for the Impairment
                                  of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"

SFAS No. 123....................  SFAS No. 123, "Accounting for Stock-Based
                                  Compensation"

SFAS No. 133....................  SFAS No. 133, "Accounting for Derivative
                                  Instruments and Hedging Activities, as amended and interpreted"

SFAS No. 141....................  SFAS No. 141, "Business Combinations"

SFAS No. 142....................  SFAS No. 142, "Goodwill and Other Intangible
                                  Assets"

SFAS No. 143....................  SFAS No. 143, "Accounting for Asset Retirement
                                  Obligations"

SFAS No. 144....................  SFAS No. 144, "Accounting for the Impairment
                                  or Disposal of Long-Lived Assets"

SFAS No. 145....................  SFAS No. 145, "Rescission of FASB Statements
                                  No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"


SFAS No. 146....................  Accounting for costs associated with exit or disposal activities.


SIPS............................  State Implementation Plans

TBtu............................  Trillion British thermal unit

Trunkline.......................  CMS Trunkline Gas Company, LLC, a subsidiary of CMS Panhandle Holdings, LLC

Trunkline LNG...................  CMS Trunkline LNG Company, LLC, a wholly owned subsidiary of Panhandle Eastern Pipe Line
                                  Company until December 2001; subsidiary of LNG Holdings effective December 21, 2001.

                                     PART I

                                ITEM 1. BUSINESS


GENERAL

CMS ENERGY


     CMS Energy, formed in Michigan in 1987, is an integrated energy company operating in the United States and in selected growth markets around the world. Panhandle Eastern Pipe Line is an indirect wholly owned subsidiary of CMS Energy. CMS Energy has a strong asset base, supplemented with an active marketing, services and trading capability (for further information see SUBSEQUENT EVENTS -- CMS ENERGY FINANCIAL CONDITION in the MD&A section). Its two principal subsidiaries are Consumers and Enterprises. Consumers is a public utility that provides natural gas and/or electricity to almost 6 million of the 10 million residents in the 68 Michigan lower peninsula counties. Enterprises, through subsidiaries, is engaged in several energy businesses in the United States and in selected international growth markets.


PANHANDLE


     Panhandle Eastern Pipe Line, formed in Delaware in 1929, is a wholly owned subsidiary of CMS Gas Transmission. In March 1999, CMS Energy acquired Panhandle Eastern Pipe Line and its principal subsidiaries, Trunkline and Pan Gas Storage, as well as Panhandle Eastern Pipe Line's affiliates, Trunkline LNG and Panhandle Storage, from subsidiaries of Duke Energy. Immediately following the acquisition, Trunkline LNG and Panhandle Storage became wholly owned subsidiaries of Panhandle Eastern Pipe Line. In December 2001, Panhandle monetized the value of its Trunkline LNG business and the value created by long-term contracts for capacity at the Trunkline LNG Lake Charles terminal. The transaction included the formation of CMS Trunkline LNG Holdings, LLC which now owns 100 percent of Trunkline LNG. At December 31, 2001 LNG Holdings was jointly owned by a subsidiary of Panhandle Eastern Pipe Line and Dekatherm Investor Trust, an unaffiliated entity. In November 2002, Panhandle acquired Dekatherm Investor Trust's interest for approximately $41 million and subsequently owns 100 percent of LNG Holdings. As a result, LNG Holdings and its $290 million of long-term debt is now consolidated in the financial statements of Panhandle. For additional information, see ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS.


     Panhandle is primarily engaged in the interstate transmission and storage of natural gas. Panhandle operates a large natural gas pipeline network, which provides customers in the Midwest and Southwest with a comprehensive array of transportation services. Panhandle's major customers include 25 utilities located primarily in the United States Midwest market area, which encompasses large portions of Illinois, Indiana, Michigan, Missouri, Ohio and Tennessee.

     In 2001, Panhandle's consolidated operating revenue was $514 million. Of Panhandle's operating revenue, 74 percent was generated from transportation services, 15 percent from LNG terminalling services, 8 percent from storage services and 3 percent from other services. During 2001, sales to Proliance Corporation, a nonaffiliated gas marketer, accounted for 15 percent of Panhandle's consolidated revenues. Sales to subsidiaries of CMS Energy, primarily Consumers, accounted for 15 percent of Panhandle's consolidated revenues during 2001 and 12 percent during 2000 and 1999. No other customer accounted for 10 percent or more of Panhandle's consolidated revenues during 2001, 2000 or 1999. Aggregate sales to Panhandle's top ten customers accounted for 60%, 53% and 54% during 2001, 2000 and 1999, respectively. For additional information, see ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS -- RESULTS OF OPERATIONS.

     For the years 1997 to 2001, Panhandle's combined throughput was 1,279 TBtu, 1,141 TBtu, 1,139 TBtu, 1,374 TBtu and 1,335 TBtu, respectively. Beginning in March 2000, the combined throughput includes Sea Robin's throughput. A majority of Panhandle's revenue comes from long-term service agreements with local distribution company customers. Panhandle also provides firm transportation services under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis. Demand for gas transmission on Panhandle's pipeline systems is seasonal, with the highest throughput and a higher portion of revenues occurring during the colder period in the first and fourth quarters.

     NATURAL GAS TRANSMISSION PROPERTIES: Panhandle has a total of 10,400 miles of pipeline in the United States. Panhandle Eastern Pipe Line's natural gas transmission system consists of four large diameter pipelines extending approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through the states of Missouri, Illinois, Indiana, Ohio and into Michigan. Trunkline's transmission system now includes 2 large diameter pipelines which extend approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through the states of Arkansas, Mississippi, Tennessee, Kentucky, Illinois and Indiana to a point on the Indiana-Michigan border.

     Panhandle owns and operates 45 compressor stations. It also has five gas storage fields located in Illinois, Kansas, Louisiana, Michigan and Oklahoma with an aggregate storage capacity of 70 bcf.

     Panhandle owns one-third interest in the Centennial Pipeline joint venture, which will operate an interstate refined petroleum products pipeline. In April 2001, Panhandle conveyed its 26-inch pipeline to Centennial.

     Panhandle, also owns one-third interest in Guardian Pipeline LLC, which is constructing a 141 mile, 36-inch pipeline from Illinois to southeastern Wisconsin for the transportation of natural gas. For additional information, see
Item 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK.

PANHANDLE REGULATION

Panhandle and its subsidiaries are subject to regulation by various federal, state, local and foreign governmental agencies, including those specifically described below.

FEDERAL ENERGY REGULATORY COMMISSION

     FERC has comprehensive jurisdiction over Panhandle Eastern Pipe Line, Pan Gas Storage, Trunkline, Trunkline LNG and Sea Robin as natural gas companies within the meaning of the Natural Gas Act. FERC jurisdiction relates, among other things, to the acquisition, operation and disposal of assets and facilities and to the service provided and rates charged.

     FERC has authority to regulate rates and charges for transportation or storage of natural gas in interstate commerce, as well as those for gas, sold by a natural gas company in interstate commerce for resale. FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of service using such facilities. Panhandle Eastern Pipe Line, Trunkline Gas Company, Sea Robin, Trunkline LNG, and Pan Gas Storage hold certificates of public convenience and necessity issued by the FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

     For a discussion of the effect of certain FERC orders on Panhandle see ITEM
7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- OTHER MATTERS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 3 OF PANHANDLE'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - REGULATORY MATTERS.

OTHER REGULATION


     The Secretary of Energy regulates the importation and exportation of natural gas and has delegated various aspects of this jurisdiction to the DOE's Office of Fossil Fuels.


     Panhandle is also subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline safety requirements. Panhandle is also subject to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.

PANHANDLE ENVIRONMENTAL COMPLIANCE


     Panhandle and its subsidiaries are subject to various federal, state and local regulations for environmental quality, including air and water quality, waste management, zoning and other matters. For additional information on Panhandle's environmental matters, see ITEM 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- OTHER ENVIRONMENTAL MATTERS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 10 OF PANHANDLE'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - COMMITMENTS AND CONTINGENCIES.



     Certain environmental regulations that could affect Panhandle include, but are not limited to, the Clean Air Act Amendments of 1990 and Superfund. Superfund can require any individual or entity that may have owned or operated a disposal site, as well as transporters or generators of hazardous substances that were sent to such site, to share in remediation costs for the site.


     Panhandle's current insurance coverages do not extend to certain environmental clean-up costs, such as claims for air pollution, some past PCB contamination and for some long-term storage or disposal of pollutants.

     For discussion of environmental matters involving Panhandle, including possible liability and capital costs, see ITEM 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- OTHER MATTERS -- ENVIRONMENTAL MATTERS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 10 OF PANHANDLE'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- COMMITMENTS AND CONTINGENCIES. Panhandle does not anticipate that compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment will have a material adverse effect on the competitive position, consolidated results of operations or financial position of Panhandle.

PANHANDLE COMPETITION

     Panhandle's interstate pipelines compete with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service and flexibility and reliability of service. Panhandle competes directly with

Alliance Pipeline LP, ANR Pipeline Company, Natural Gas Pipeline Company of America, Northern Border Pipeline Company, Texas Gas Transmission Corporation, Northern Natural Gas Company and Vector Pipeline in the Midwest market area.

     Natural gas competes with other forms of energy available to Panhandle's customers and end-users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather and natural gas storage levels, affect the demand for natural gas in the areas served by Panhandle.

EMPLOYEES

     At December 31, 2001, Panhandle had 1,131 full-time equivalent employees. Of these employees, 254 were represented by the Paper, Allied - Industrial Chemical and Energy Workers International Union, AFL-CIO, CLC.

PANHANDLE FORWARD-LOOKING STATEMENTS CAUTIONARY FACTORS AND UNCERTAINTIES.

UNCERTAINTIES

     Specific uncertainties are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO PANHANDLE'S CONSOLIDATED FINANCIAL STATEMENTS.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation, if those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements give our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements have been and will be made in this Form 10-K and in our other written documents (such as press releases, visual presentations, and securities disclosure documents) and oral presentations (such as analyst conference calls). Such statements are based on management's beliefs as well as assumptions made by, and information currently available to management. When used in our documents or oral presentations, we intend the words "anticipate", "believe", "estimate", "expect", "forecast", "intend", "objective", "plan", "possible", "potential", "project" "projection" and variations of such words and similar expressions to target forward-looking statements that involve risk and uncertainty.

     Any or all of our forward-looking statements in oral or written statements or in other publications may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining our actual future results. Consequently, we cannot guarantee any forward-looking statement.

     In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, there are numerous factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements. Such factors include our inability to predict and/or control:

     o    Achievement of operating synergies and revenue enhancements;

     o Capital and financial market conditions, including current price of CMS Energy's Common Stock, and the effect on the Pension Plan, interest rates and availability of financing to CMS Energy, Consumers, Panhandle or any of their affiliates and the energy industry;

     o CMS Energy, Consumers, Panhandle or any of their affiliates' securities ratings;

     o Market perception of the energy industry, CMS Energy, Consumers, Panhandle, or any of their affiliates;

     o Factors affecting operations such as unusual weather conditions, catastrophic weather-related damage, maintenance or repairs, environmental incidents, or gas producer constraints;

     o National, regional and local economic, competitive, legislative, and regulatory conditions and developments;

     o Adverse regulatory or legal decisions, including environmental laws and regulations;

     o The increased competition caused by new pipeline and pipeline expansion projects that transport large additional volumes of natural gas to the Midwestern United States from Canada, which could reduce the volumes of gas transported by our natural gas transmission business or cause them to lower rates in order to meet competition;

     o Energy markets, including the timing and extent of unanticipated changes in commodity prices for oil, coal, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems or other developments;

     o    Technological developments in energy production, delivery and usage;

     o    Changes in financial or regulatory accounting principles or policies;

     o The actual amount of goodwill impairment and related impact on earnings and the balance sheet which could negatively impact Panhandle's borrowing capacity;

     o Outcome, cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

     o Disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance and performance bonds;

     o Capital spending requirements for safety, environmental or regulatory requirements that could consume capital resources and also result in depreciation expense increases not covered by additional revenues;

     o Market and other risks associated with Panhandle's investment in the liquids pipeline business with the Centennial Pipeline venture;

     o Other business or investment considerations that may be disclosed from time to time in CMS Energy's, Consumers' or Panhandle's SEC filings or in other publicly disseminated written documents; and

     o Other uncertainties, which are difficult to predict and many of which are beyond our control.

     In addition, there may be other matters which are unknown to Panhandle or are currently believed to be immaterial.

     Panhandle and its affiliates undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Private Securities Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of our disclosures prior to the effective date of the Act. Certain risk factors are detailed from time to time in our various public filings. You are advised, however to consult any further disclosures we make on related subjects in our reports to the SEC. In particular, you should read the discussion in the section entitled "Forward-Looking Statements" in our most recent reports to the SEC on Form 10-Q or Form 8-K filed subsequent to this Form 10-K/A.

                               ITEM 2. PROPERTIES.

     A description of Panhandle properties is contained in ITEM 1. BUSINESS - Natural Gas Transmission Properties; which is incorporated by reference herein.


                            ITEM 3. LEGAL PROCEEDINGS

     Panhandle and some of its subsidiaries and affiliates are parties to certain routine lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various taxes, and rates and licensing. Reference is made to the ITEM 1. BUSINESS --PANHANDLE REGULATION, as well as to ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included herein for additional information regarding various pending administrative and judicial proceedings involving regulatory, operating and environmental matters.

     ENVIRONMENTAL MATTERS: Panhandle is subject to various federal, state and local laws and regulations relating to the environment, and is party to various actions involving environmental issues. Based on their present knowledge and subject to future legal and factual developments, Panhandle believes that it is unlikely that these actions, individually or in total, will have a material adverse effect on its financial condition. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS; and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     PART II

      ITEM 5. MARKET FOR PANHANDLE'S COMMON EQUITY AND RELATED STOCKHOLDER
                                    MATTERS.

Panhandle's common stock is privately held by its parent, CMS Gas Transmission, and does not trade in the public market. In February, May, August, and November 2001, Panhandle paid $29 million, $10 million, $11 million, and $11 million in cash dividends, respectively, on its common stock to CMS Gas Transmission. In April, June, September and December 2000, Panhandle paid $30 million, $9 million, $15 million and $11 million in cash dividends, respectively, on its common stock to CMS Gas Transmission.


                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of financial condition and results of operations is contained in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - MANAGEMENT'S DISCUSSION AND ANALYSIS, which is incorporated by reference herein.


                      ITEM 7A. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


Quantitative and Qualitative Disclosures About Market Risk is contained in Forward Looking Statements and Risk Factors. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - MANAGEMENT'S DISCUSSION AND ANALYSIS, which is incorporated by reference herein.



               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

PANHANDLE EASTERN PIPE LINE COMPANY

Management's Discussion and Analysis......................................    15
Consolidated Statements of Income.........................................    26
Consolidated Statements of Cash Flows.....................................    27
Consolidated Balance Sheets...............................................    28
Consolidated Statements of Common Stockholder's Equity....................    30
Notes to Consolidated Financial Statements................................    31
Report of Independent Auditors............................................    58

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

SALE OF PANHANDLE


On December 21, 2002, CMS Energy reached a definitive agreement to sell Panhandle to Southern Union Panhandle Corp. The agreement calls for Southern Union Panhandle Corp., a newly formed entity owned by Southern Union Company and AIG Highstar Capital, L.P. to pay $662 million in cash and assume $1.166 billion in debt. Under terms of the agreement, CMS Energy will retain Panhandle's ownership interests in the Centennial and Guardian pipeline projects. The transaction has been approved by the board of directors of each company and is subject to customary closing conditions, action by the Federal Trade Commission under the Hart-Scott-Rodino Act, and by appropriate state regulators.


Panhandle's consolidated financial statements for the year 2001 have been restated as discussed below, pursuant to audit adjustments resulting from the re-audit of the consolidated financial statements for the years 2001 and 2000 of CMS Energy, Panhandle's parent company, which included audit work at Panhandle.

CHANGE IN AUDITORS AND RESTATEMENTS

In April 2002, CMS Energy's and Panhandle's Board of Directors, upon the recommendation of the Audit Committee of CMS Energy's and Panhandle's Board, voted to discontinue using Arthur Andersen to audit Panhandle's financial statements for the year ending December 31, 2002. CMS Energy and Panhandle previously retained Arthur Andersen to review their financial statements for the quarter ended March 31, 2002. In May 2002, the Board of Directors engaged Ernst & Young to audit its financial statements for the year ending December 31, 2002.

In May 2002, as a result of certain financial reporting issues surrounding round-trip trading transactions at CMS MST, Arthur Andersen notified CMS Energy that Arthur Andersen's historical opinions on CMS Energy's financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 could not be relied upon. As a result, Ernst & Young began the process of re-auditing CMS Energy's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000. Although Arthur Andersen's notification did not apply to separate, audited financial statements of Panhandle for the applicable years, the re-audit did include audit work at Panhandle for these years.

In connection with Ernst & Young's re-audit of the financial statements for fiscal years ended December 31, 2001 and December 31, 2000, Panhandle has determined to make, in consultation with Ernst & Young, certain adjustments to its consolidated financial statements for the fiscal year ended December 31, 2001. Therefore, the consolidated financial statements for 2001 have been restated from amounts previously reported.

The restatement of the financial statements includes 1) adjustments for the consolidation of LNG Holdings 2) reclassification of a portion of CMS Capital loans made in 2001 to reflect a reduction to stockholder's equity and classification of the remaining amount of the note receivable from CMS Capital as current assets 3) system gas pricing adjustment resulting in a $12 million write-down of non-current system balancing gas and 4) SERP adjustments which reduced other income by approximately $1 million based on actuarial information at December 2001.

As a result of CMS Energy's reconciliation of intercompany receivables and payables, certain adjustments were required between related party and third party receivables or payables. There was no income impact related to these adjustments. In addition to the above restated items, certain reclassifications were made to the consolidated balance sheets for 2001 and 2000. A summary of the principal effects of the restatement on Panhandle's consolidated financial statements for 2001 is contained in Note 13, Restatement of Financial Statements.


MODIFIED MANAGEMENT'S DISCUSSION AND ANALYSIS


The following discussion and analysis has been modified for the restatement and should be read in combination with Panhandle's consolidated financial statements and notes to those statements included in this Form 10-K/A.

Panhandle, a subsidiary of CMS Energy, a holding company, is primarily engaged in the interstate transportation and storage of natural gas. Panhandle also owns an LNG regasification plant and related facilities (See Note 1, Corporate Structure and Note 13, Restatement of Financial Statements). The rates and conditions of service of the interstate natural gas transmission and storage operations of Panhandle, as well as the LNG operations are subject to the rules and regulations of the FERC.

This MD&A refers to, and in some sections specifically incorporates by reference, Panhandle's Notes to Consolidated Financial Statements and should be read in conjunction with such Statements and Notes. This Annual Report and other written and oral statements that Panhandle may make contain forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995. Panhandle's intentions with the use of the words "anticipates," "believes," "estimates," "expects," "intends," and "plans" and variations of such words and similar expressions, are solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause Panhandle's actual results to differ materially from those anticipated in such statements. Panhandle has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. Panhandle does, however discuss certain risk factors, uncertainties and assumptions in this MD&A and in Item 1 of this Form 10-K/A in the section entitled "Forward-Looking Statements Cautionary Factors and Uncertainties" and in various public filings it periodically makes with the SEC. Panhandle designed this discussion of potential risks and uncertainties which is by no means comprehensive, to highlight important factors that may impact Panhandle's business and financial outlook. This Annual Report also describes material contingencies in the Notes to Consolidated Financial Statements and the readers are encouraged to review these Notes.

The following information is provided to facilitate increased understanding of the Consolidated Financial Statements and accompanying Notes of Panhandle and should be read in conjunction with these financial statements. Because all of the outstanding common stock of Panhandle Eastern Pipe Line is owned by a wholly-owned subsidiary of CMS Energy, the following discussion uses the reduced disclosure format permitted for issuers that are wholly-owned direct or indirect subsidiaries of reporting companies.

RESULTS OF OPERATIONS

IMPACT OF CONSOLIDATION OF LNG HOLDINGS: Because LNG Holdings began operations on December 21, 2001, the restatement resulted in 10 days of Panhandle's share of LNG Holdings results being fully consolidated rather than its prior treatment as equity earnings. There was no impact on net income for the year ended 2001, however, Other operating revenue increased $1 million and Operation and maintenance expense increased $1 million due to Panhandle's share of the LNG Holdings loss for this 10-day period being fully consolidated.

RECLASSIFICATION: There is no net income impact for the year 2001 associated with the reclassification of $150 million of the note receivable from CMS Capital.

SYSTEM GAS WRITE-DOWN: During 2001, with the concurrence of Arthur Andersen, Panhandle only applied lower of cost or market pricing to the portion of system balancing gas that it expected to consume in its operations over the next twelve months. The remaining gas was reflected as non-current and was recorded at cost. Panhandle has determined, in consultation with Ernst & Young, that it should have applied lower of cost or market pricing to all system balancing gas. The application of the lower of cost or market pricing to the non-current system balancing gas results in an additional $12 million write-down, or a total write-down of $23 million in 2001.


OTHER ADJUSTMENTS: Upon review of various accounts, Panhandle's parent company has determined that certain adjustments to the SERP assets, SERP liabilities and Additional Paid in Capital are required to reconcile the books for SERP balances based on the actuarial statements as of December 31, 2001. This adjustment resulted in a $1 million charge to the Income Statement reflected in Other Income. Also, as a result of CMS Energy's reconciliation of intercompany receivables and payables, certain adjustments were required between related party and third party receivables or payables. There was no income impact due to the related party adjustments.


NET INCOME:

                                         2001
YEARS ENDED DECEMBER 31               AS RESTATED        2000        CHANGE
-----------------------               -----------    -----------     ------
                                                     IN MILLIONS

Net Income                                $54            $64          $(10)

For the year 2001, net income was $54 million, a decrease of $10 million from the corresponding period in 2000 due primarily to lower reservation revenues, higher operating expenses, and an extraordinary loss on debt extinguishment in 2001, partially offset by higher LNG terminalling revenues in 2001. Total natural gas volumes delivered for the year 2001 decreased 3 percent from 2000 primarily due to lower transportation volumes for Panhandle Eastern Pipe Line.

Revenues for the year 2001 increased $31 million from the corresponding period in 2000 due primarily to increased LNG terminalling revenues resulting from increased LNG demand due to extremely high gas prices in early 2001. This increase was partially offset by lower reservation revenues in 2001, continuing a trend from prior years.

Operating expenses for the year 2001 increased $47 million from the corresponding period in 2000 due primarily to $23 million of lower of cost or market adjustments to Panhandle's current supply of system gas, higher corporate charges, insurance costs and expenses for twelve months in 2001 for Sea Robin versus only ten months in 2000.

PRETAX OPERATING INCOME:

                                                                      IN MILLIONS
                                                                     2001 VS. 2000
CHANGE COMPARED TO PRIOR YEAR                                         AS RESTATED
-----------------------------                                        -------------
Reservation revenue                                                   $    (11)
LNG terminalling revenue                                                    35
Commodity revenue                                                            9
Other revenue                                                               (2)
Operations, maintenance                                                    (26)
Administrative and general                                                 (13)
Depreciation and amortization                                               (4)
General taxes                                                               (4)
                                                                      --------
Total Change                                                          $    (16)
                                                                      ========


CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain accounting principles require subjective and complex judgments used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgment, estimates or assumptions that are used. Such estimates and assumptions, include, but are not specifically limited to: depreciation and amortization, interest rates, discount rates, future commodity prices, mark-to-market valuations, investment returns, volatility in the price of CMS Energy Common Stock, impact of new accounting standards, future costs associated with long-term contractual obligations, future compliance costs associated with environmental regulations and continuing creditworthiness of counterparties. Actual results could materially differ from those estimates.

NEW ACCOUNTING STANDARDS

In addition to the identified critical accounting policy discussed above, future results will be affected by a number of new accounting standards that recently have been issued.

SFAS NO. 141, BUSINESS COMBINATIONS: SFAS No. 141 issued in July 2001, requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method; use of pooling-of-interests method is no longer permitted. The adoption of SFAS No. 141, effective July 1, 2001 will result in Panhandle accounting for any future business combinations under the purchase method of accounting, but will not change the method of accounting used in previous business combinations.

SFAS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS: SFAS No. 142, issued in July 2001, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and has been amortized using the straight-line method, with a forty-year life, through December 31, 2001. The amortization of goodwill ceased upon adoption of the standard at January 1, 2002. Panhandle is currently studying the effects of the new standard, but cannot predict at this time if any amounts will be recognized as impairments of goodwill or other intangible assets upon adoption. At December 31, 2001, the amount of unamortized goodwill was $714 million. Goodwill amortization was approximately $19 million for the twelve months ended December 31, 2001. The provisions of SFAS No. 142 require adoption as of January 1, 2002 for calendar year entities.

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: Issued by the FASB in August 2001, the provisions of SFAS No. 143 require adoption as of January 1, 2003. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Panhandle is currently studying the effects of the new standard.

SFAS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS:
This new standard was issued by the FASB in October 2001, and supersedes SFAS No. 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144, effective January 1, 2002, will result in Panhandle accounting for any future impairments or disposals of long-lived assets under the foregoing provisions, but will not change the accounting principles used in previous asset impairments or disposals.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



Panhandle is exposed to market risks primarily from changes in interest rates as a result of its issuance of variable-rate debt and fixed-rate debt (see
Note 8 - Long-term debt) and from interest rate swap agreements (see Note 7 - Financial Instruments). Panhandle uses a combination of fixed and variable-rate debt, as well as interest rate swaps to manage and mitigate interest rate risk exposure when deemed appropriate, based on market conditions. These strategies attempt to provide and maintain the lowest cost of capital.



Panhandle's note receivable with CMS Capital utilizes a variable-interest rate and is subject to market changes in the interest rate.


OUTLOOK


Panhandle is a leading United States interstate natural gas pipeline system and also has a significant ownership interest in the nation's largest operating LNG receiving terminal (See Note 13, Restatement of Financial Statements and Note 14, Subsequent Events) and intends to optimize results through expansion and better utilization of its existing facilities and construction of new facilities. This involves providing additional transportation, storage and other asset-based value-added services to customers such as gas-fueled power plants, local distribution companies, industrial and end-users, marketers and others. Panhandle has a one-third interest in Guardian Pipeline, LLC, which is currently constructing a 141-mile, 36-inch pipeline from Illinois to southeastern Wisconsin for the transportation of natural gas beginning late 2002 (See Note 9, Investment in Affiliates). Upon completion of the project, Trunkline will operate and maintain the pipeline.

Panhandle also has a one-third interest in the Centennial Pipeline Company which is converting an existing 720-mile 26-inch pipeline extending from the U.S. Gulf Coast to Illinois for the transportation of interstate refined petroleum products. The pipeline is expected to begin full commercial service in April 2002. For further information see Note 9, Investment in Affiliates.


In May 2001, Trunkline LNG signed an agreement with BG LNG Services that provides for a 22-year contract, beginning January 2002, for all the uncommitted capacity at the Lake Charles facility. The 22-year contract, in conjunction with new rates effective January 2002 (see Note 3, Regulatory Matters), will result in reduced revenues for Trunkline LNG from 2001 levels but less earnings volatility going forward. In October 2001 Trunkline LNG announced the planned expansion of the Lake Charles, Louisiana facility to approximately 1.2 bcf per day of send out capacity, up from its current send out capacity of 630 million cubic feet per day. The terminal's storage capacity will also be expanded to 9 bcf from its current storage capacity of 6.3 bcf. Assuming FERC approval, the expanded facility is planned to be in operation in early 2006. The expansion expenditures are currently expected to be funded by Panhandle loans or equity contributions to LNG Holdings, sourced by repayments from CMS Capital to Panhandle on its outstanding note receivable.


In October 2001, CMS Energy and Sempra Energy announced an agreement to jointly develop a major new LNG receiving terminal to bring much-needed natural gas supplies into northwestern Mexico and southern California. The plant will be located on the Pacific Coast, north of Ensenada, Baja California, Mexico. As currently planned, it will have a send out capacity of approximately 1 bcf per day of natural gas via a new 40-mile pipeline between the terminal and existing pipelines in the region. The terminal will be operated and maintained by a joint operating company with majority oversight by Panhandle upon its completion, which is estimated to be in 2006.

In April 2001, FERC approved Trunkline's rate settlement without modification. The settlement resulted in Trunkline reducing its maximum rates in May 2001. The reduction is expected to reduce revenues by approximately $2 million annually. For further information, see Note 3, Regulatory Matters.

UNCERTAINTIES: Panhandle's results of operations and financial position may be affected by a number of trends or uncertainties that have, or Panhandle reasonably expects could have, a material impact on income from continuing operations and cash flows. Such trends and uncertainties include: 1) the increased competition in the market for transmission of natural gas to the Midwest causing pressure on prices charged by Panhandle; 2) the current market conditions causing more contracts to be of shorter duration, which may increase revenue volatility; 3) the increased potential for declining financial condition of certain customers within the industry due to recession and other factors; 4) the possibility of decreased demand for natural gas resulting from a downturn in the economy and scaling back of new power plants; 5) the impact of any future rate cases, for any of Panhandle's regulated operations; 6) current initiatives for additional federal rules and legislation regarding pipeline safety; 7) capital spending requirements for safety, environmental or regulatory requirements that could result in depreciation expense increases not covered by additional revenues; 8) market risks associated with Panhandle's investment in the liquids pipeline business via the Centennial Pipeline venture; and 9) increased security costs as a result of the September 11, 2001 terrorist attack in the United States. It is not certain to what extent these additional costs will be recoverable through Panhandle's rates.

OTHER MATTERS

ENVIRONMENTAL MATTERS

Panhandle is subject to federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations under certain circumstances require Panhandle to remove or remedy the effect on the environment of the disposal or release of specified substances at its operating sites.

PCB ASSESSMENT AND CLEAN-UP PROGRAMS: Panhandle previously identified environmental contamination at certain sites on its systems and undertook clean-up programs at these sites. For further information, see Note 10, Commitments and Contingencies - Environmental Matters.

AIR QUALITY CONTROL: In 1998, the EPA issued a final rule on regional ozone control that requires revised SIPS for 22 states, including five states in which Panhandle operates. For further information, see Note 10, Commitments and Contingencies - Environmental Matters.

In 1997, the Illinois Environmental Protection Agency initiated an enforcement proceeding relating to alleged air quality permit violations at Panhandle's Glenarm Compressor Station. On November 15, 2001 the Illinois Pollution Control Board approved an order imposing a penalty of $850 thousand, plus fees and cost reimbursements of $116 thousand. Under terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy was obligated to indemnify Panhandle against this environmental penalty. The state issued a permit in February of 2002 requiring the installation of certain capital improvements at the facility at a cost of approximately $3 million. It is expected that the capital improvements will occur in 2002 and 2003.

SUBSEQUENT EVENTS

Subsequent to December 31, 2001, a number of material events have occurred. These events have been disclosed in Panhandle's quarterly filings on Form 10-Q, Form 8-K, or otherwise during 2002. Below is a summary of these events:

SALE OF PANHANDLE


On December 21, 2002 CMS Energy reached a definitive agreement to sell Panhandle to Southern Union Panhandle Corp. The agreement calls for Southern Union Panhandle Corp., a newly formed entity owned by Southern Union Company and AIG Highstar Capital, L.P. to pay $662 million in cash and assume $1.166 billion in debt. Under terms of the agreement, CMS Energy will retain Panhandle's ownership interests in the Centennial and Guardian pipeline projects. The transaction has been approved by the board of directors of each company and is subject to customary closing conditions, action by the Federal Trade Commission under the Hart-Scott-Rodino Act, and by appropriate state regulators.





CHANGE IN EXECUTIVE OFFICERS

Subsequent to March 1, 2002, certain changes have occurred in CMS Energy's executive officers. On May 24, 2002, the Board of Directors elected Kenneth Whipple as Chairman of the Board and Chief Executive Officer; on June 27, 2002,
S. Kinnie Smith, Jr. was elected Vice Chairman of the Board and General Counsel; on July 22, 2002, Thomas J. Webb was elected Executive Vice President and Chief

Financial Officer; on August 2, 2002, John F. Drake was elected Senior Vice President and on December 6, 2002, Michael T. Monahan and Joseph F. Paquette, Jr. joined the Board of Directors.

CMS ENERGY FINANCIAL CONDITION


In July of 2002, the credit ratings of the publicly traded securities of CMS Energy and Panhandle were downgraded by the major rating agencies. The ratings downgrade for both companies' securities was largely a function of the uncertainties associated with CMS Energy's financial condition and liquidity, the special committee investigation of the round trip trading, restatement and re-audit of 2000 and 2001 financial statements, and lawsuits, and directly affects and limits CMS Energy's access to the capital markets.



As a result of certain of these downgrades, contractual rights were triggered in several contractual arrangements between Panhandle and third parties, as described in the Panhandle Financial Condition section below.



In response to the July debt downgrades, CMS Energy and its subsidiaries Consumers and Enterprises have replaced or restructured several of its existing unsecured credit facilities with secured credits. The new facilities have conditions requiring mandatory prepayment of borrowings from asset sales, debt issuances and/or equity issuances, impose certain dividend restrictions and grant the applicable bank groups either first or second liens on the capital stock of Enterprises and its major direct and indirect domestic subsidiaries, including Panhandle Eastern Pipe Line (but excluding subsidiaries of Panhandle Eastern Pipe Line).



CMS Energy's liquidity and capital requirements are generally a function of its results of operations, capital expenditures, contractual obligations, working capital needs and collateral requirements. CMS Energy has historically met its consolidated cash needs through its operating and investing activities and, as needed, through access to bank financing and the capital markets. For 2003, CMS Energy has contractual obligations and planned capital expenditures that would require substantial amounts of cash. CMS Energy and its subsidiaries also have approximately $1.6 billion of publicly issued and credit facility debt maturing in 2003. In addition, CMS Energy may also become subject to liquidity demands pursuant to commercial commitments under guaranties, indemnities and letters of credit.


CMS Energy is addressing its near-to-mid-term liquidity and capital requirements through a financial improvement plan which involves the sale of non-strategic and under-performing assets, reduced capital expenditures, cost reductions and other measures. CMS Energy believes that further targeted asset sales, together with further reductions in operating expenses and capital expenditures, will also contribute to improved liquidity. CMS Energy believes that, assuming the successful implementation of its financial improvement plan, its current level of cash and borrowing capacity, along with anticipated cash flows from operating and investing activities, will be sufficient to meet its liquidity needs through 2003, including the approximately $1.6 billion in 2003 debt maturities.

CMS Energy continues to explore financing opportunities to supplement its financial improvement plan. These opportunities include refinancing its bank credit facilities, entering into leasing arrangements, vendor financing, refinancing and issuing new capital markets debt, preferred and/or common equity, and negotiating private placement debt, preferred and/or common equity. CMS Energy believes that these options will also supplement its liquidity needs in 2003.


CMS Energy's January 15, 1994 indenture restricts CMS Energy from incurring additional indebtedness when the debt ratio is in excess of 75 percent. CMS Energy expects that the aggregate effect of non-cash charges to equity and the reconsolidation of debt on the balance sheet anticipated to occur in the fourth quarter of 2002 will result in a year end debt ratio in excess of 75 percent. In this event, CMS Energy and certain of its subsidiaries other than Consumers will be restricted from incurring new indebtedness until this condition is remedied. This restriction will not prevent CMS Energy from refinancing existing indebtedness or incurring up to $1 billion in bank financing. This debt ratio could be significantly reduced if the sale of Panhandle, and the proposed sale of CMS Field Services and other asset sales or other options such as the securitization of additional assets at Consumers are consummated.



It should be noted that CMS Energy has historically met its liquidity needs through a combination of operating and investing activities, including through access to bank financing and the capital markets. As a result of the impact of the re-audit and pending restatement, ratings downgrades and related changes in its financial situation, CMS Energy's access to bank financing and the capital markets and its ability to incur additional indebtedness may be restricted. There can be no assurance that the financial improvement plan, including the asset sales and other options referred to in the previous paragraph, will be successful, or that the necessary bank waivers will be obtained and the debt ratio lowered. A failure to achieve any of these goals could have a material adverse effect on CMS Energy's liquidity and operations. In such event, it would be required to consider the full range of strategic measures available to companies in similar circumstances.

PANHANDLE FINANCIAL CONDITION

On June 11, 2002, Moody's Investors Service, Inc. lowered its rating on Panhandle's senior unsecured notes from Baa3 to Ba2 based on concerns surrounding the liquidity and debt levels of CMS Energy (see discussion in the CMS Energy Financial Condition section above). On July 15, 2002, Fitch Ratings, Inc. lowered its rating on these notes from BBB to BB+ and again on September 4, 2002 to BB based on similar concerns. On July 16, 2002, S&P also lowered its rating on these notes from BBB- to BB, in line with their rating on CMS Energy based on their belief that CMS Energy and its subsidiaries are at equal risk of default since the parent relies on its subsidiaries to meet its financial commitments. Effective with these downgrades, Panhandle's debt is below investment grade which will increase operating and financing costs going forward. Panhandle's senior unsecured note provisions are not directly impacted by debt rating reductions, but are subject to other requirements such as the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained and limitations on liens. At September 30, 2002, Panhandle was in compliance with all covenants.


In December 2001, $75 million of the proceeds from the Trunkline LNG monetization transaction came to Panhandle in the form of a note payable to LNG Holdings. Panhandle, as a result of its debt ratings downgrade to below investment grade, could have been required to pay on demand the remaining principal and accrued interest at any time while such downgrades exist. At September 30, 2002, Panhandle's remaining balance (which eliminates in consolidation) on the $75 million note payable to LNG Holdings was approximately $66 million. In November 2002, Panhandle acquired Dekatherm Investor Trust's interest for approximately $41 million and subsequently owns 100 percent of LNG Holdings and will not demand payment on the note payable to LNG Holdings.



In conjunction with the Centennial and Guardian pipeline projects, Panhandle has provided guarantees related to the project financings during the construction phases and initial operating periods. On July 17, 2002, following the Panhandle debt ratings downgrades by Moody's and S&P, the lender sent notice to Panhandle, pursuant to the terms of the guaranty agreements, requiring Panhandle to provide acceptable credit support for its pro rata portion of those construction loans, which aggregate $110 million including anticipated future draws. On September 27, 2002 Centennial's other partners provided credit support of $25 million each in the form of guarantees to the lender to cover Panhandle's obligation of $50 million of loan guarantees. The partners were paid credit fees by Panhandle on the outstanding balance of the guarantees for the periods for which they were in effect.


In October 2002, Panhandle provided a letter of credit to the lenders which constitutes acceptable credit support under the Guardian financing agreement. This letter of credit was cash collateralized by Panhandle with approximately $63 million. As of September 30, 2002, Panhandle has also provided $16 million of equity contributions to Guardian.


On February 10, 2003, Panhandle sold its one-third equity interest in Centennial Pipeline, LLC for $40 million to Centennial's two other partners, Marathon Ashland Petroleum, LLC (MAPL) and TE Products Pipeline Company, Limited Partnership through its general partner, Texas Eastern Products Pipeline Company, LLC (TEPPCO). Panhandle has been relieved and indemnified by MAPL and TEPPCO for any liabilities related to Panhandle's $50 million parent guaranty of the project debt, pending formal release of Panhandle by the lender.



In December 2002 and January 2003, Panhandle secured short-term bank loans in the amounts of $30 million and $10 million, respectively. The loans are due the earlier of December 2003 or upon the sale of Panhandle. The stock of most of Panhandle's subsidiaries were pledged as collateral for the loans, which were utilized to improve overall liquidity which had been reduced by various cash requirements. Panhandle is required to provide certified September 30, 2002 financial statements to the banks by February 28, 2003. Panhandle intends to provide these statements to the banks prior to February 28, 2003 or seek a waiver by that date from the banks. Should it be unable to deliver the certified financial statements or obtain a waiver by that date, Panhandle could be declared to be in default and the debt could be accelerated and become immediately due and payable.



As a result of the restatements required, Panhandle was unable to deliver certified September 30, 2002 financial statements to the LNG Holdings lenders as required under that credit facility. Panhandle has received a waiver of this requirement until February 28, 2003 and a waiver of a requirement to provide certain documentation until January 31, 2003. Panhandle has since been granted an additional extension on the January 31, 2003 deadline to June 30, 2003. Should it be unable to deliver the certified financial statements or execute the required documents by the timing indicated, LNG Holdings could be declared to be in default under its credit facility and the debt thereunder could be accelerated and become immediately due and payable. For further information, see
Note 14 Subsequent Events - Event (Unaudited) Subsequent To Date Of Independent Auditors' Report -- LNG Holdings Waiver.

ACCOUNTING FOR RETIREMENT BENEFITS

Panhandle uses SFAS No. 87 to account for pension costs and uses SFAS No. 106 to account for other postretirement benefit costs. These statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses require the expertise of actuaries and are subject to many assumptions, including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year. As of January 2002, OPEB plan claims are paid from the VEBA trusts.

Pension and OPEB plan assets, net of contributions, have reduced in value from the previous year due to the downturn in the equities market and a decrease in the price of CMS Energy common stock held by the plans. As a result, Panhandle expects to see an increase in pension and OPEB expense levels over the next several years unless market performance of plan assets improves. Panhandle expects pension expense and OPEB expense to increase in 2002 due to a downturn in the value of pension assets during the past two years, forecasted increases in pay, the decline in the interest rate used to value the liability of the plan, the trend of rising health care costs and a lower discount rate used to compute the OPEB benefit obligation. If the Pension Plan's Accumulated Benefit Obligation significantly exceeds the value of the Pension Plan's assets at December 31, 2002, Panhandle will be required to recognize an additional minimum liability for a share of this excess in accordance with SFAS No. 87. Panhandle cannot predict the future fair value of the Plan's assets but it is probable, without significant appreciation in the value of the Plan's assets, that Panhandle will need to book an additional minimum liability through a charge to other comprehensive income.

RETIREMENT PLAN: Panhandle, through its parent CMS Energy, also participates in a CMS Energy plan to provide retirement benefits under a defined contribution 401(k) plan. Prior to September 1, 2002, Panhandle offered a contribution match of 50 percent of the employee's contribution up to six percent (three percent maximum) as well as an incentive match in years when CMS Energy and Panhandle's performance exceeded targeted levels. Effective September 1, 2002, CMS Energy suspended the employer's match until January 1, 2005, and eliminated the incentive match which were originally projected to be approximately $2 million each for the full plan year 2002.

OUTLOOK


LNG EXPANSION APPROVED: In December 2002, FERC approved the expansion of Trunkline LNG's LNG terminal. The expanded facility is currently expected to be in operation by January 2006.



SEMPRA LNG PROJECT: Since the October 2001 announcement by CMS Energy to jointly develop with Sempra Energy a major new LNG receiving terminal, CMS Energy has adjusted its role in the development of the terminal since CMS Energy's top priority is to reduce debt and improve the balance sheet which will require restraint in capital spending. As a result, Panhandle will not be an equity partner in the project.


TAX LOSS ALLOCATIONS: The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a 5-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back a consolidated 2001 tax loss to tax years 1996 through 1999 and obtain refunds of prior years tax payments totaling $217 million. The tax loss carryback, however, resulted in a reduction in AMT credit carryforwards that previously had been recorded by CMS Energy as deferred tax assets in the amount of $41 million. This one-time non-cash reduction in AMT credit carryforwards has been reflected in the tax provisions of CMS Energy and each of its consolidated subsidiaries, as of September 2002, according to their contributions to the consolidated CMS Energy tax loss, of which $5 million was allocated to Panhandle.

CASH MANAGEMENT: In August 2002, FERC issued a NOPR concerning the management of funds from a FERC-regulated subsidiary by a non-FERC regulated parent. The proposed rule would establish limits on the amount of funds that could be swept from a regulated subsidiary to a non-regulated parent under cash management programs. The proposed rule would require written cash management arrangements that would specify the duties and restrictions of the participants, the methods of calculating interest and allocating interest income and expenses, and the restrictions on deposits or borrowings by money pool members. These cash management agreements would also require participants to provide documentation of certain transactions. In the NOPR, the FERC proposed that to participate in a cash management or money pool arrangement, FERC-regulated entities would be required to maintain a minimum proprietary capital balance (stockholder's equity) of 30 percent and both the FERC-regulated entity and its parent would be required to maintain investment grade credit ratings.

GOODWILL IMPAIRMENT: Panhandle has completed the first step of the goodwill impairment testing required upon adoption of SFAS No. 142, which indicates a significant impairment of Panhandle's goodwill exists as of January 1, 2002 under the new standard. Panhandle has $714 million of goodwill recorded as of January 1, 2002, including $14 million originally allocated to the LNG asset contribution to LNG Holdings, which is subject to this impairment test. Pursuant to SFAS No. 142 requirements, the actual amount of impairment is determined in a second step involving a detailed valuation of all assets and liabilities utilizing an independent appraiser and when determined, will be reflected as a cumulative effect of an accounting change, restated to the first quarter of 2002. This valuation work is underway and expected to be completed in fourth quarter 2002. Preliminary results of the second step appraisal indicate that most of Panhandle's goodwill is impaired as of January 1, 2002. Results will be announced after completion and review by the company.

NEW ACCOUNTING STANDARDS:

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Panhandle will adopt the Statement on January 1, 2003. Panhandle has determined that it will be impacted by liabilities related to its offshore gathering facilities. However, while significant progress has been made toward the assessment, due to the significant number of documents that must be reviewed and estimates that must be made to assess the effects of the Statement, the expected impact of adoption of Statement No. 143 on Panhandle's financial position or results of operations has not yet been determined.

SFAS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: Issued by the FASB in April 2002, this standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets the criteria set forth in APB Opinion No. 30. The provisions of this section are applicable to fiscal years beginning 2003. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have similar economic impacts to sale-leaseback transactions. This provision is effective for transactions occurring after May 15, 2002. Finally, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections and rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. These provisions are effective for financial statements issued on or after May 15, 2002. Panhandle is currently studying the effects of the new standard, but has yet to quantify the effects, if any, of adoption on its financial statements.

SFAS NO. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES:
Issued by the FASB in July 2002, this standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard is effective for exit or disposal activities initiated after December 31, 2002. Panhandle believes there will be no impact on its financial statements upon adoption of the standard.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (In Millions)

                                                  Year Ended
                                                 December 31,     Year Ended     March 29 -     January 1 -
                                                     2001        December 31,   December 31,     March 28,
                                                 As Restated         2000           1999           1999
                                                 ------------    ------------   ------------   ------------

OPERATING REVENUE
   Transportation and storage of natural gas     $        423    $        425   $        305   $        123
   LNG terminalling revenue                                75              40             13             --
   Other                                                   16              18             25              5
                                                 ------------    ------------   ------------   ------------
      Total operating revenue                             514             483            343            128
                                                 ------------    ------------   ------------   ------------

OPERATING EXPENSES
   Operation and maintenance                              167             141            105             28
   Administrative and general                              83              70             46             12
   Depreciation and amortization                           69              65             44             14
   General taxes                                           27              23             22              7
                                                 ------------    ------------   ------------   ------------
      Total operating expenses                            346             299            217             61
                                                 ------------    ------------   ------------   ------------


PRETAX OPERATING INCOME                                   168             184            126             67

OTHER INCOME, NET                                           9               8              2              4

INTEREST CHARGES
   Interest on long-term debt                              84              82             59              5
   Other interest                                          (1)              3              1             13
                                                 ------------    ------------   ------------   ------------
      Total interest charges                               83              85             60             18
                                                 ------------    ------------   ------------   ------------

NET INCOME BEFORE INCOME TAXES                             94             107             68             53

INCOME TAXES                                               38              43             27             20
                                                 ------------    ------------   ------------   ------------

NET INCOME BEFORE EXTRAORDINARY ITEM                       56              64             41             33

EXTRAORDINARY LOSS, NET OF TAX                             (2)             --             --             --
                                                 ------------    ------------   ------------   ------------

CONSOLIDATED NET INCOME                          $         54    $         64   $         41   $         33
                                                 ============    ============   ============   ============


        The accompanying notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Millions)



                                                                        December 31                      March 29-      January 1-
                                                                           2001          December        December        March 28,
                                                                        As Restated      31, 2000        31, 1999          1999
                                                                       ------------    ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                         $         54    $         64    $         41    $         33
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                69              65              44              14
    Deferred income taxes                                                        54              87              34              --
    Changes in current assets and liabilities                                   (17)            (35)             51             (29)
    Other, net                                                                    3              (7)              9               3
                                                                       ------------    ------------    ------------    ------------
        Net cash provided by operating activities                               163             174             179              21
                                                                       ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of Panhandle                                                     --              --          (1,900)             --
    Capital and investment expenditures                                         (87)           (129)            (53)             (4)
    Net increase in advances receivable - PanEnergy                              --              --              --             (17)
    Retirements and other                                                       (19)             (1)             (1)             --
                                                                       ------------    ------------    ------------    ------------
        Net cash used in investing activities                                  (106)           (130)         (1,954)            (21)
                                                                       ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Contribution from parent                                                    150              --           1,116              --
    Contribution from LNG Holdings' Minority Interest                            30              --              --              --
    Long-term debt issuance                                                     280              99             785              --
    Long-term debt retirements                                                 (192)             --              --              --
    Net increase in current Note receivable - CMS Capital                      (111)            (77)            (85)             --
    Other increase in Note receivable - CMS Capital                            (150)
    Dividend                                                                    (61)            (66)            (41)             --
                                                                       ------------    ------------    ------------    ------------
        Net cash provided by (used in) financing activities                     (54)            (44)          1,775              --
                                                                       ------------    ------------    ------------    ------------

    Net Increase in Cash and Temporary Cash Investments                           3              --              --              --

    CASH AND TEMPORARY CASH INVESTMENTS,                                         --              --              --              --
        BEGINNING OF PERIOD
    CASH AND TEMPORARY CASH INVESTMENTS,
                                                                       ------------    ------------    ------------    ------------
        END OF PERIOD                                                  $          3    $         --    $         --    $         --
                                                                       ============    ============    ============    ============


OTHER CASH FLOW ACTIVITIES WERE:
    Interest paid (net of amounts capitalized)                         $         85    $         80    $         31    $         12
    Income taxes paid (net of refunds)                                           (9)            (12)              8              37
OTHER NONCASH ACTIVITIES WERE:
    Property dividend                                                  $         --    $         (4)   $         --    $        (81)
    Capital contributions received                                                9              --              11              --



        The accompanying notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                               December 31,
                                                                   2001       December 31,
                                                                As Restated      2000
                                                               ------------   ------------

ASSETS

PROPERTY, PLANT AND EQUIPMENT
    Cost                                                       $      1,707   $      1,679
    Less accumulated depreciation and amortization                      144             99
                                                               ------------   ------------
        Sub-total                                                     1,563          1,580
    Construction work-in-progress                                        25             20
                                                               ------------   ------------
        Net property, plant and equipment                             1,588          1,600
                                                               ------------   ------------

INVESTMENTS IN AFFILIATES                                                66              7
                                                               ------------   ------------

CURRENT ASSETS
    Cash and temporary cash investments at cost, which
        approximates market                                               3             --
    Accounts receivable - other, less allowances of $4 and
        $1 as of December 31, 2001 and 2000, respectively                59             92
    Accounts receivable - related parties                                55             48
    Gas imbalances - receivable                                          21             71
    System gas and operating supplies                                    63             21
    Deferred income taxes                                                 7             12
    Note receivable - CMS Capital                                       273            162
    Other                                                                15             21
                                                               ------------   ------------
        Total current assets                                            496            427
                                                               ------------   ------------

NON-CURRENT ASSETS
    Goodwill, net                                                       714            753
    Debt issuance cost                                                   18             11
    Other                                                                24              3
                                                               ------------   ------------
        Total non-current assets                                        756            767
                                                               ------------   ------------

    TOTAL ASSETS                                               $      2,906   $      2,801
                                                               ============   ============


        The accompanying notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                              December 31,
                                                                                2001          December 31,
                                                                               As Restated        2000
                                                                              ------------    ------------
COMMON STOCKHOLDER'S EQUITY AND LIABILITIES

CAPITALIZATION
   Common stockholder's equity
     Common stock, no par, 1,000 shares authorized, issued and outstanding    $          1    $          1
     Other paid-in capital                                                           1,286           1,127
     Retained earnings                                                                 (13)             (6)
     Note receivable - CMS Capital                                                    (150)             --
                                                                              ------------    ------------
       Total common stockholder's equity                                             1,124           1,122
   Long-term debt                                                                    1,288           1,193
                                                                              ------------    ------------
       Total capitalization                                                          2,412           2,315
                                                                              ------------    ------------

MINORITY INTEREST                                                                       30              --

CURRENT LIABILITIES
   Accounts payable - other                                                             16               5
   Accounts payable - related parties                                                    7              27
   Current portion of long-term debt                                                     9              --
   Gas imbalances - payable                                                             59              51
   Accrued taxes                                                                         8               3
   Accrued interest                                                                     27              31
   Accrued liabilities                                                                  35              45
   Other                                                                                39             104
                                                                              ------------    ------------
       Total current liabilities                                                       200             266
                                                                              ------------    ------------

NON-CURRENT LIABILITIES
   Deferred income taxes                                                               180             134
   Other                                                                                84              86
                                                                              ------------    ------------
       Total non-current liabilities                                                   264             220
                                                                              ------------    ------------

     TOTAL COMMON STOCKHOLDER'S EQUITY AND LIABILITIES                        $      2,906    $      2,801
                                                                              ============    ============


        The accompanying notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                  (In Millions)

                                                                Year
                                                               Ended           Year
                                                            December 31,      Ended          March 29-      January 1-
                                                                2001       December 31,    December 31,      March 28,
                                                            As Restated        2000            1999            1999
                                                           ------------    ------------    ------------    ------------

COMMON STOCK
   At beginning and end of period                          $          1    $          1    $          1    $          1
                                                           ------------    ------------    ------------    ------------

OTHER PAID-IN CAPITAL
   At beginning of period                                         1,127           1,127             466             466
   Acquisition adjustment to eliminate original
     paid-in capital                                                 --              --            (466)             --
   Capital contribution of acquisition costs by parent               --              --              11              --
   Contribution of investment by parent                               9              --              --              --
   Cash capital contribution by parent                              150              --           1,116              --
                                                           ------------    ------------    ------------    ------------
       At end of period                                           1,286           1,127           1,127             466
                                                           ------------    ------------    ------------    ------------

RETAINED EARNINGS
   At beginning of period                                            (6)             --             101              92
   Acquisition adjustment to eliminate original
     retained earnings                                               --              --            (101)             --
   Net income                                                        54              64              41              33
   Assumption of net liability by PanEnergy                          --              --              --              57
   Common stock dividends                                           (61)            (70)            (41)            (81)
                                                           ------------    ------------    ------------    ------------
       At end of period                                             (13)             (6)             --             101
                                                           ------------    ------------    ------------    ------------

NOTE RECEIVABLE - CMS CAPITAL
   At beginning of period                                            --              --              --              --
   Loan classified as reduction to equity                          (150)             --              --              --
                                                           ------------    ------------    ------------    ------------
   At end of period                                                (150)             --              --              --
                                                           ------------    ------------    ------------    ------------

   TOTAL COMMON STOCKHOLDER'S EQUITY                       $      1,124    $      1,122    $      1,128    $        568
                                                           ============    ============    ============    ============


        The accompanying notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Panhandle's consolidated financial statements for the year 2001 have been restated, as discussed in Note 13, Restatement of Financial Statements, pursuant to audit adjustments resulting from the re-audit of the consolidated financial statements for the years 2001 and 2000 of CMS Energy, Panhandle's parent company, which included audit work at Panhandle.

Except for the addition of Note 13, Restatement of Financial Statements and Note 14, Subsequent Events, the following notes to the consolidated financial statements have generally only been modified for the effects of the restatement.

1. CORPORATE STRUCTURE

Panhandle Eastern Pipe Line Company is a wholly owned subsidiary of CMS Gas Transmission and ultimately CMS Energy. Panhandle Eastern Pipe Line was incorporated in Delaware in 1929. Panhandle is primarily engaged in interstate transportation and storage of natural gas, owns a significant interest in a LNG regasification plant and related facilities, and is subject to the rules and regulations of the FERC.

On March 29, 1999, Panhandle Eastern Pipe Line and its principal consolidated subsidiaries, Trunkline and Pan Gas Storage, as well as its affiliates, Trunkline LNG and Panhandle Storage, were acquired from subsidiaries of Duke Energy by CMS Panhandle Holding for $1.9 billion in cash and assumption of existing Panhandle debt of $300 million. Immediately following the acquisition, CMS Panhandle Holding contributed the stock of Trunkline LNG and Panhandle Storage to Panhandle Eastern Pipe Line. As a result, Trunkline LNG and Panhandle Storage became wholly owned subsidiaries of Panhandle Eastern Pipe Line.

In conjunction with the acquisition, Panhandle's interests in Northern Border Pipeline Company, Panhandle Field Services Company, Panhandle Gathering Company, and certain other assets, including the Houston corporate headquarters building, were transferred to other subsidiaries of Duke Energy; all intercompany accounts and notes between Panhandle and Duke Energy subsidiaries were eliminated; and with respect to certain other liabilities, including tax, environmental and legal matters, CMS Energy and its affiliates, were indemnified for any resulting losses. In addition, Duke Energy agreed to continue its environmental clean-up program at certain properties and to defend and indemnify Panhandle against certain future environmental litigation and claims with respect to certain agreed-upon sites or matters.

CMS Panhandle Holding privately placed $800 million of senior unsecured notes and received a $1.1 billion initial capital contribution from CMS Energy to fund the acquisition of Panhandle. On June 15, 1999, CMS Panhandle Holding was merged into Panhandle, at which point the CMS Panhandle Holding notes became direct obligations of Panhandle. In September 1999, Panhandle completed an exchange offer which replaced the $800 million of notes originally issued by CMS Panhandle Holding with substantially identical SEC-registered notes.

The acquisition of Panhandle by CMS Panhandle Holding was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles in the United States. Panhandle allocated the purchase price paid by CMS Panhandle Holding to its net assets as of the acquisition date based on an appraisal completed December 1999. Accordingly, the post-acquisition financial statements reflect a new basis of accounting. Pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable.

Assets acquired and liabilities assumed are recorded at their estimated fair values. Panhandle allocated the excess purchase price over the fair value of net assets acquired of $788 million to goodwill and has amortized this amount on a straight-line basis with an estimated life of forty years. The amortization of the excess purchase price over 40 years reflects the nature of the industry in which Panhandle competes as well as the long-lived nature of Panhandle's assets. Panhandle ceased amortization effective January 1, 2002, upon adoption of SFAS No. 142, (see Note 2, Summary of Significant Accounting Policies and Other Matters). The purchase price, and resulting goodwill, reflect the significant investment required for entry into the natural gas transmission and storage business due to regulation, high replacement costs and competition. The excess purchase price over the prior carrying amount of Panhandle's net identifiable assets as of March 29, 1999 totaled $1.3 billion, and was allocated as follows:

                                                                IN MILLIONS
Property, plant and equipment                                  $        633
Accounts receivable                                                       3
Inventory                                                                (9)
Goodwill                                                                788
Regulatory assets, net                                                  (15)
Liabilities                                                             (72)
Long-term debt                                                           (6)
Other                                                                   (16)
                                                               ------------
Total                                                          $      1,306
                                                               ============

Pro forma results of operations for 1999 as though Panhandle had been acquired and purchase accounting applied at the beginning of the year are as follows:

                                                              YEAR ENDED
                                                          DECEMBER 31, 1999
                                                              (UNAUDITED)
                                                          -----------------
                                                              IN MILLIONS

Revenues                                                      $    467
Net income                                                          67
Total assets                                                     2,560

In March 2000, Trunkline, a subsidiary of Panhandle Eastern Pipe Line, acquired the Sea Robin Pipeline from El Paso Energy Corporation for cash of approximately $74 million and certain other contractual arrangements valued at $15 million (See Note 8, Long-Term Debt). Sea Robin is a 1 bcf per day capacity natural gas and condensate pipeline system located in the Gulf of Mexico offshore Louisiana west of Trunkline's existing Terrebonne system.

In December 2001, Panhandle completed a $320 million monetization transaction of its Trunkline LNG business and the value created by long-term contracts for capacity at the Trunkline LNG Lake Charles terminal. The transaction included the formation of LNG Holdings, which now owns 100 percent of Trunkline LNG. LNG Holdings is jointly owned by a subsidiary of Panhandle Eastern Pipe Line and Dekatherm Investor Trust, an unaffiliated entity. The venture and its $290 million of newly issued long-term debt is consolidated with Panhandle. For further information, see Note 13, Restatement of Financial Statements and Note 14, Subsequent Events.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

CONSOLIDATIONS: The consolidated financial statements include the accounts of all of Panhandle's majority-owned subsidiaries after the elimination of significant intercompany transactions and balances. Where a minority interest exists, as is the case with LNG Holdings, Panhandle records the net income attributable to this interest in Minority Interests. Investments in other entities that are not controlled by Panhandle, but where it has significant influence over operations, are accounted for using the conventional equity method where Panhandle's equity income is equal to its percentage ownership share of the net income of the affiliate. For more information, see Note 9, Investment in Affiliates and Note 13, Restatement of Financial Statements.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on management's knowledge of current and expected future events, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: All liquid investments with maturities at date of purchase of three months or less are considered cash equivalents.

SYSTEM GAS AND OPERATING SUPPLIES: System gas and operating supplies consists of gas held for operations and materials and supplies, using the weighted average cost method. The non-current portion of gas held for operations has been reflected in Other non-current assets. All system gas and materials and supplies are recorded at the lower of cost or market. Effective January 1, 1999, Trunkline changed to the weighted average cost method from the last-in first-out method for its gas held for operations with no material impact on the financial statements. For the year ended December 31, 2001, $23 million of inventory write-downs were recorded to Panhandle's current supply of system gas. For more information, see Note 13, Restatement of Financial Statements.

GAS IMBALANCES: Gas imbalances occur as a result of differences in volumes of gas received and delivered. Gas imbalance inventory receivables and payables are valued at lower of cost or market.

FUEL TRACKER: Panhandle Eastern Pipe Line and Trunkline continue to maintain fuel tracker asset and liability accounts for net volumes of fuel gas owed to or by customers collectively, pursuant to their contracts and the pipelines' tariff. The pipelines' fuel reimbursement is in-kind and non-discountable.

PROPERTY, PLANT AND EQUIPMENT: On March 29, 1999, Panhandle's assets were acquired by CMS Panhandle Holding. The acquisition was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles in the United States. Panhandle's property, plant and equipment (PP&E) was adjusted to estimated fair market value on March 29, 1999 and depreciated based on revised estimated remaining useful lives. Panhandle's accumulated depreciation and amortization provision balance at March 29, 1999 was eliminated pursuant to the purchase method of accounting (See Note 1, Corporate Structure).

Ongoing additions of PP&E are stated at original cost. Panhandle capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. The cost of replacements and betterments that extend the useful life of PP&E is also capitalized. The cost of repairs and replacements of minor items of PP&E is charged to expense as incurred. Depreciation is generally computed using the straight-line method. The composite weighted-average depreciation rates were 2.9, 2.9 and 2.6 percent for 2001, 2000 and 1999, respectively.

When PP&E is retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation and amortization. When entire regulated operating units are sold or non-regulated properties are retired or sold, the property and related accumulated depreciation and amortization accounts are reduced, and any gain or loss is recorded in income.

IMPAIRMENT OF INVESTMENTS AND LONG-LIVED ASSETS: In accordance with APB Opinion No. 18 and SFAS No. 121, Panhandle evaluates the potential impairment of its investments in projects and other long-lived assets, including goodwill, based on various analyses, including the projection of undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of the investment or asset exceeds the amount of the expected future undiscounted cash flows, an impairment loss is recognized and the investment or asset is written down to its estimated fair value.

UNAMORTIZED DEBT PREMIUM, DISCOUNT AND EXPENSE: Panhandle amortizes premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective issues.

ENVIRONMENTAL EXPENDITURES: Environmental expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Environmental expenditures relating to current or future revenues are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Under the terms of the sale of Panhandle to CMS Energy (See Note 1, Corporate Structure), a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites and to defend and indemnify Panhandle against certain future environmental litigation and claims. These clean-up programs are expected to continue for several years.

REVENUES: Revenues on transportation and storage of natural gas are recognized as service is provided. Prior to final FERC approval of filed rates, Panhandle is exposed to risk that the FERC will ultimately approve the rates at a level lower than those requested. The difference is subject to refund and reserves are established, where required, for that purpose. (See Note 3, Regulatory Matters).

During 2001, sales to Proliance Corporation, a nonaffiliated gas marketer, accounted for 15 percent of Panhandle's consolidated revenues. Sales to subsidiaries of CMS Energy, primarily Consumers, accounted for 15 percent of Panhandle's consolidated revenues during 2001 and 12 percent during 2000 and 1999. No other customer accounted for 10 percent or more of consolidated revenues during 2001,

2000, or 1999. Aggregate sales to Panhandle's top ten customers accounted for 60, 53 and 54 percent of revenues during 2001, 2000 and 1999, respectively.

CHANGE IN ACCOUNTING POLICY: As a result of Panhandle's new cost basis resulting from the merger with CMS Panhandle Holding in 1999, which included costs not likely to be considered for regulatory recovery, in addition to the level of discounting being experienced, Panhandle no longer met the criteria of SFAS No. 71 and therefore discontinued application of SFAS No. 71, effective March 1999. Accordingly, upon acquisition by CMS Panhandle Holding, the remaining net regulatory assets of approximately $15 million were eliminated in purchase accounting (See Note 1, Corporate Structure).

INTEREST COST CAPITALIZED: SFAS No. 34 requires capitalization of interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. SFAS No. 34 limits the capitalization of interest for the period to the actual interest cost that is incurred and prohibits imputing interest costs on any equity funds. As a result of the discontinuance of SFAS No. 71, Panhandle is now subject to the provisions of SFAS No. 34.

INCOME TAXES: CMS Energy and its subsidiaries file a consolidated federal income tax return. Federal income taxes have been provided by Panhandle on the basis of its separate company income and deductions in accordance with the established practices of the tax sharing agreement of the consolidated group which provides for, among others, the allocation of tax attributes among its participating members. Deferred income taxes have been provided for temporary differences. Temporary differences occur when events and transactions recognized for financial reporting result in taxable or tax-deductible amounts in different periods.

GOODWILL AMORTIZATION: Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and has been amortized using the straight-line method, with a forty-year life, through December 31, 2001. Beginning January 1, 2002 and thereafter, goodwill will no longer be amortized to earnings, but will instead be reviewed for impairment on an annual basis as required by SFAS No. 142. Accumulated amortization of goodwill was $54 million and $35 million, at December 31, 2001 and December 31, 2000, respectively.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

IMPLEMENTATION OF SFAS NO. 133:

SFAS NO. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: SFAS No. 133 effective January 1, 2001, requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 requires that as of the date of the initial adoption the difference between the fair market value of derivative instruments recorded on the Company's balance sheet and the previously recorded book value of the derivative instruments should be reflected as the cumulative effect of a change in accounting principle in either net income or other comprehensive income as appropriate. The gain and losses on derivative instruments that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion, if any, of all hedges is recognized in current period earnings. Fair market value is determined based upon mathematical models using current and historical data. The adoption of SFAS

No. 133 has had no material effect on Panhandle's financial statements. The amount of such gains and losses expected to be reclassified into income over the next twelve months is not expected to be material.

DERIVATIVE ACTIVITY: LNG Holdings is required by its credit agreement to have fixed interest rates on a specific portion of the LNG bank notes for a period of five-years. An interest rate swap fixing interest rates was entered effective December 21, 2001 on the initial notional amount of $150 million to conform to that requirement. Panhandle used the criteria in SFAS 133, as amended and interpreted, to account for this hedge transaction.

3. REGULATORY MATTERS

Effective August 1996, Trunkline placed into effect a general rate increase, subject to refund. In September 1999, Trunkline filed a FERC settlement agreement to resolve certain issues in this proceeding. FERC approved this settlement in February 2000 and required refunds of approximately $2 million that were made in April 2000, with supplemental refunds of $1.3 million in June 2000. In January 2001, Trunkline filed a settlement that included the remaining issues in this proceeding. In April 2001, the FERC approved Trunkline's uncontested settlement, without modification. As part of the settlement, Trunkline reduced its maximum rates in May 2001 and made the remaining refunds totaling approximately $8 million in June 2001.

In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle Eastern Pipe Line. FERC ordered these pipelines to refund these amounts to their customers. In June 2001, Panhandle Eastern Pipe Line filed a proposed settlement with the FERC which was supported by most of the customers and affected producers. In October 2001, the FERC approved that settlement. The settlement provided for a resolution of the Kansas ad-valorem tax matter on the Panhandle Eastern Pipe Line system for a majority of refund amounts. Certain producers and the state of Missouri elected to not participate in the settlement. At December 31, 2001 and December 31, 2000, accounts receivable included $8 million and $59 million, respectively, for tax collections due from natural gas producers. At December 31, 2001 and December 31, 2000, other current liabilities included $11 million and $59 million, respectively, for tax collections due to customers. Amounts collected and amounts refunded in the fourth quarter 2001 were $31 million and $27 million, respectively. Remaining amounts collected but not refunded are subject to refund pending resolution of issues remaining in the FERC docket and Kansas intrastate proceeding.

In March 2001, Trunkline received FERC approval to abandon 720 miles of its 26-inch diameter pipeline that extends from Longville, Louisiana to Bourbon, Illinois. This filing was in conjunction with a plan for Centennial Pipeline to convert the line from natural gas transmission service to a refined products pipeline, expected to begin full commercial service in April 2002. Panhandle owns a one-third interest in a newly formed joint venture, along with TEPPCO Partners LP and Marathon Ashland Petroleum LLC. Effective April 2001, the 26-inch pipeline was conveyed to Centennial and the book value of the asset, including related goodwill, is now reflected in Investments on the Consolidated Balance Sheet.

In July 2001, Panhandle Eastern Pipe Line filed a settlement with customers on FERC Order 637 matters to resolve issues including capacity release and imbalance penalties, among others. On October 12, 2001 and December 19, 2001 FERC issued orders approving the settlement, with modifications. The settlement changes became final effective February 1, 2002. Management believes that this matter will not have a material adverse effect on consolidated results of operations or financial position.

In August 2001, an offer of settlement of Trunkline LNG rates sponsored jointly by Trunkline LNG, BG LNG Services and Duke LNG Sales was filed with the FERC and was approved on October 11, 2001. The settlement was placed into effect on January 1, 2002. This will result in reduced revenues for Trunkline LNG from 2001 levels but less volatility due to a 22-year contract with BG LNG Services.

For a number of years, Panhandle has sought refunds from the State of Kansas concerning certain corporate income tax issues for the years 1981 through 1984. On January 25, 2002, the Kansas Supreme Court entered an order affirming a previous Board of Tax Court finding that Panhandle was entitled to refunds which with interest total approximately $26 million. Pursuant to the provisions of the purchase agreement between CMS Energy and a subsidiary of Duke Energy, Duke retains the benefits of any tax refunds or liabilities for periods prior to the date of the sale of Panhandle to CMS Energy.

4. RELATED PARTY TRANSACTIONS

                                    YEAR ENDED
                                   DECEMBER 31,    YEAR ENDED      MARCH 29-       JANUARY 1-
                                       2001       DECEMBER 31,   DECEMBER 31,       MARCH 28,
                                    AS RESTATED       2000           1999             1999
                                   ------------   ------------   ------------     ------------
                                                          IN MILLIONS


Transportation of natural gas      $         54   $         54   $         45     $          6
LNG terminalling                             26             24              4               --
Other operating revenues                      4              4             15                2
Operation and maintenance(a)                 47             40             25                8
Interest income                               9              8              2               --
Interest expense                             --             --             --               13

----------
(a) Includes allocated benefit plan costs

Amounts for 1999 reflect only related party transactions with CMS Energy and its subsidiaries for the period after the sale of Panhandle to CMS Energy. In June 2001, Panhandle received a $150 million capital contribution from CMS Gas Transmission. In June 2001, Panhandle also loaned CMS Capital $150 million. At December 31, 2001, Note receivable - CMS Capital, totaled $423 million, of which $150 million is reflected as a reduction to shareholders equity and $273 million is reflected as current. Net cash generated by Panhandle, including funds from the Trunkline LNG monetization transaction, in excess of operating, investing or financing needs, has been loaned to CMS Capital and Panhandle is credited with interest at the 30 day commercial paper rate plus 12.5 basis points. For further information regarding the Trunkline LNG monetization transaction and the Note Receivable - CMS Capital, see Note 13, Restatement of Financial Statements. Other income includes $9 million $8 million and $2 million for the period ended December 31, 2001, 2000 and 1999, respectively for interest on note receivable from CMS Capital.

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:

                                                       DECEMBER 31,
                                               ----------------------------
                                                   2001
                                                AS RESTATED        2000
                                               ------------    ------------
                                                       IN MILLIONS
Note receivable - CMS Capital                  $        273    $        162
Accounts receivable                                      55              48
Accounts payable                                          7              27
Accrued liabilities                                       2              --
Stockholder's equity - note receivable                 (150)             --

5. INCOME TAXES

The separate components of income tax expense consist of:

                                       YEAR ENDED
                                      DECEMBER 31,     YEAR ENDED       MARCH 29-        JANUARY 1-
                                          2001        DECEMBER 31,    DECEMBER 31,        MARCH 28,
INCOME TAX EXPENSE                    AS RESTATED         2000            1999              1999
------------------                    ------------    ------------    ------------      ------------
                                                               IN MILLIONS
Current income taxes
   Federal                            $        (22)   $        (42)   $         (7)     $         18
   State                                         6              (2)             --                 2
                                      ------------    ------------    ------------      ------------
      Total current income taxes               (16)            (44)             (7)               20
                                      ------------    ------------    ------------      ------------

Deferred income taxes
   Federal                                      53              76              29                --
   State                                         1              11               5                --
                                      ------------    ------------    ------------      ------------
      Total deferred income taxes               54              87              34                --
                                      ------------    ------------    ------------      ------------

Total income tax expense              $         38    $         43    $         27      $         20
                                      ============    ============    ============      ============

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate to income before income taxes as follows:

                                                YEAR ENDED
INCOME TAX EXPENSE                             DECEMBER 31,     YEAR ENDED       MARCH 29-       JANUARY 1-
------------------                                  2001       DECEMBER 31,    DECEMBER 31,       MARCH 28,
RECONCILIATION TO STATUTORY RATE                AS RESTATED        2000            1999            1999
--------------------------------               ------------    ------------    ------------    ------------
                                                                       IN MILLIONS
Income tax, computed at the statutory rate     $         33    $         38    $         24    $         18
Adjustments resulting from state income
   tax, net of federal income tax effect                  5               5               3               2
                                               ------------    ------------    ------------    ------------
Total income tax expense                       $         38    $         43    $         27    $         20
                                               ============    ============    ============    ============

Effective tax rate                                     40.7%           40.2%           39.6%           38.2%
                                               -----------     -----------     ------------    ------------

The principal components of Panhandle's deferred tax assets (liabilities) recognized in the balance sheet are as follows:

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                             2001            2000
NET DEFERRED INCOME TAX LIABILITY COMPONENTS             AS RESTATED
--------------------------------------------             ------------    ------------
                                                                 IN MILLIONS
Deferred credits and other liabilities                   $         30    $         18
Allocated Alternative Minimum Tax Credit                           10               1
Other                                                              14              37
                                                         ------------    ------------
   Total deferred income tax assets                                54              56

Investments and other assets                                      (14)            (24)
Property, plant and equipment                                    (128)            (71)
Goodwill                                                          (74)            (73)
                                                         ------------    ------------
   Total deferred income tax liabilities                         (216)           (168)

State deferred income taxes, net of federal tax effect            (11)            (10)
                                                         ------------    ------------

Net deferred income tax liability                                (173)           (122)
Portion classified as current asset                                (7)            (12)
                                                         ------------    ------------
Non-current liability                                    $       (180)   $       (134)
                                                         ============    ============

As described in Note 1, Corporate Structure, the stock of Panhandle was acquired from subsidiaries of Duke Energy by CMS Panhandle Holding for a total of $2.2 billion in cash and acquired debt. The acquisition was treated as an asset acquisition for tax purposes, which eliminated Panhandle's deferred tax liability and gave rise to a new tax basis in Panhandle's assets equal to the purchase price.

6. PROPERTY, PLANT AND EQUIPMENT


                                                         DECEMBER 31,
                                                 ---------------------------
                                                      2001
                                                  AS RESTATED       2000
                                                 ------------   ------------
                                                        IN MILLIONS
Transmission                                     $      1,369   $      1,365
Gathering                                                  21             18
Underground storage                                       230            226
General plant                                              87             70
Construction work-in-progress                              25             20
                                                 ------------   ------------
    Total property, plant and equipment                 1,732          1,699
Less accumulated depreciation and amortization            144             99
                                                 ------------   ------------
   Net property, plant and equipment             $      1,588   $      1,600
                                                 ============   ============


7. FINANCIAL INSTRUMENTS

Panhandle's financial instruments include approximately $1.3 billion and $1.2 billion of long-term debt at December 31, 2001 and 2000, respectively, with an approximate fair value of $1.2 billion and $1.1 billion as of December 31, 2001 and 2000, respectively. Estimated fair value amounts of long-term debt were obtained from independent parties. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2001 and 2000 are not necessarily indicative of the amounts Panhandle could have realized in current market exchanges.

The $273 million Note Receivable from CMS Capital is at fair value since the interest portion is calculated using a floating rate which is updated monthly (See Note 4, Related Party Transactions).

SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities on the Balance Sheet and to measure those instruments at fair value. As of December 31, 2001, Panhandle believes its derivative contracts related to gas purchases qualify for the normal purchase and sales exception of SFAS No. 133, and therefore no impact related to these contracts has been reflected in the financial statements.

LNG Holdings is required by its credit agreement to have fixed interest rates on a specific portion of the LNG bank notes for a period of five years. An interest rate swap fixing interest rates was entered effective December 21, 2001 on the initial notional amount of $150 million to conform to that requirement. Panhandle used the criteria in SFAS No. 133, as amended and interpreted, to account for this hedge transaction.

8. LONG-TERM DEBT

     Long-term debt consists of the following:


                                                                       DECEMBER 31,
                                                              ----------------------------
                                                                  2001
                 INTEREST RATES                   YEAR DUE    AS RESTATED         2000
                 --------------                 -----------   ------------    ------------
                                                                     IN MILLIONS
6.125% - 8.25% Notes                            2004 - 2029   $        849    $      1,000
7.2% - 7.95% Debentures                         2023 - 2024            162             200
LNG Bank Loans (floating rate)                      2007               281              --
Unamortized debt (discount) and premium, net                            (4)             (7)
                                                              ------------    ------------
Total long-term debt                                          $      1,288    $      1,193
                                                              ============    ============


In December 2001, Panhandle entered into a structured transaction to monetize a portion of the value of a long-term terminalling contract of its LNG subsidiary. LNG Holdings obtained $290 million of new floating rate long-term loans due in 2007 which are secured by LNG Holdings assets. After paying expenses, net proceeds of $235 million were distributed to Panhandle and the joint venture also loaned $75 million to Panhandle which is now eliminated in consolidation. As discussed in Note 13, Restatement of Financial Statements, Panhandle has restated its financial statements to reflect consolidation of LNG Holdings at December 31, 2001, and thereby recognized a net increase of $215 million of debt, $9 million of which is short-term.

The total amount of debt principal retired in December 2001 with funds from the Trunkline LNG monetization was $189 million, and remaining funds were loaned to CMS Capital. Panhandle incurred $3 million of related early retirement of debt costs which are reflected as a $2 million, net of tax, extraordinary loss on Panhandle's Consolidated Statements of Income.

On March 27, 2000, Panhandle issued $100 million of 8.25 percent senior notes due 2010. Panhandle used the funds primarily to finance the purchase of Sea Robin (See Note 1, Corporate Structure); the remaining funds were loaned to CMS Capital. In July 2000, these notes were exchanged for substantially identical SEC-registered notes. In December 2001, $40 million of these notes were retired with funds received from the Trunkline LNG monetization transaction. At December 31, 2001, $60 million of these notes remained outstanding.

On March 29, 1999, CMS Panhandle Holding privately placed $800 million of senior notes (See Note 1, Corporate Structure) including: $300 million of 6.125 percent senior notes due 2004; $200 million of 6.5 percent senior notes due 2009; and $300 million of 7.0 percent senior notes due 2029. On June 15, 1999, CMS Panhandle Holding was merged into Panhandle and the obligations of CMS Panhandle Holding under the notes and the indenture were assumed by Panhandle. In September 1999, Panhandle completed an exchange offer which replaced the $800 million of notes originally issued by CMS Panhandle Holding with substantially identical SEC-registered notes. In December 2001, $111 million of these notes were retired with funds received from the Trunkline LNG monetization transaction. At December 31, 2001, $689 million of these notes remained outstanding.

In conjunction with the application of purchase accounting, Panhandle's existing notes and debentures totaling $300 million were revalued resulting in a net premium recorded of approximately $5 million. The 7.2 percent - 7.95 percent debentures have call options whereby Panhandle has the option to repay the debt early. In December 2001, $39 million of the debentures were retired with funds received from the Trunkline LNG monetization transaction. At December 31, 2001, $162 million of the debentures remained outstanding, along with $100 million of notes. Based on when Panhandle can exercise the redemption options, all $162 million of the remaining debentures could be repaid in 2003.

Under its most restrictive borrowing arrangement at December 31, 2001 and December 31, 2000, none of Panhandle's consolidated net income was restricted for payment of common dividends.

9. INVESTMENT IN AFFILIATES

Panhandle's proportionate share of net income of equity investees for the years ended December 31, 2000 and 1999 was $.3 million and $.2 million, respectively. These amounts are reflected in the Consolidated Statements of Income as Other Operating Revenues. Investment in affiliates includes the following:

GUARDIAN. In November 2001, CMS Gas Transmission conveyed its interest in Guardian Pipeline LLC to Panhandle. Panhandle now owns a one-third interest in Guardian Pipeline LLC along with Viking Gas Transmission, a subsidiary of Xcel Corporation and WICOR, a subsidiary of Wisconsin Energy Corporation. Guardian is currently constructing a 141-mile, 36-inch pipeline from Illinois to Wisconsin for the transportation of natural gas. Trunkline Gas will operate and maintain the pipeline upon its completion, which is expected in November 2002.

CENTENNIAL. Panhandle owns a one-third interest in the Centennial Pipeline LLC along with TEPPCO Partners L.P. and Marathon Ashland Petroleum LLC. The joint venture will operate an interstate refined petroleum products pipeline extending from the U.S. Gulf Coast to Illinois. Effective April 2001, Trunkline conveyed an existing 26-inch, 720-mile pipeline to Centennial and the book value of the asset, including related goodwill, is now reflected in Investments on the Consolidated Balance Sheet. The pipeline is expected to begin full commercial service in April 2002.

LEE 8 STORAGE. Panhandle Eastern Pipe Line, through its subsidiary Panhandle Storage, owns a 40 percent interest in the Lee 8 partnership, which operates a
1.4 bcf natural gas storage facility in Michigan. This interest results from the contribution of the stock of Panhandle Storage to Panhandle Eastern Pipe Line by CMS Panhandle Holding on March 29, 1999. The remaining interest in the Lee 8 partnership is owned by MG Ventures Storage Corporation, a subsidiary of Utilicorp United Corporation (40 percent) and Howard Energy Company (20 percent).

10. COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES: Panhandle estimates capital expenditures and investments, including interest costs capitalized, to be $114 million in 2002, $153 million in 2003 and $149 million in 2004. These amounts include expenditures associated with the LNG terminal expansion which was filed with FERC on December 26, 2001. The expansion expenditures (excluding capitalized interest), estimated at $21 million in 2002, $81 million in 2003 and $49 million in 2004, are currently expected to be funded by Panhandle loans to LNG Holdings, sourced by repayments by CMS Capital on the outstanding note receivable (see Note 4, Related Party Transactions). Panhandle prepared these estimates for planning purposes and they are therefore subject to revision. Panhandle satisfies capital expenditures using cash from operations and contributions from the parent.

LITIGATION: Panhandle is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, Panhandle has made accruals in accordance with SFAS No. 5 in order to provide for such matters. Management believes the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations, liquidity, or financial position.

ENVIRONMENTAL MATTERS: Panhandle is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants in compressed air systems containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle communicated with the EPA and appropriate state regulatory agencies on these matters. Under the terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites and to indemnify against certain future environmental litigation and claims. Panhandle expects these clean-up programs to continue for several years. The Illinois EPA included Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, in a cleanup of former waste oil disposal sites in Illinois. Prior to a partial cleanup by the EPA, a preliminary study estimated the cleanup costs at one of the sites to be between $5 million and $15 million. The State of Illinois contends that Panhandle Eastern Pipe Line's and Trunkline's share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is 17.32 percent. Management believes that the costs of cleanup, if any, will not have a material adverse impact on Panhandle's financial position, liquidity, or results of operations. At December 31, 2001 environmental liabilities totaled $21 million.

AIR QUALITY CONTROL: In 1998, the EPA issued a final rule on regional ozone control that requires revised SIPS for 22 states, including five states in which Panhandle operates. This EPA ruling was challenged in court by various states, industry and other interests, including the INGAA, an industry group to which Panhandle belongs. In March 2000, the court upheld most aspects of the EPA's rule, but agreed with INGAA's position and remanded to the EPA the sections of the rule that affected Panhandle. Based on the court's decision, most of the states subject to the rule submitted their SIP revisions in October 2000. However, the EPA must revise the section of the rule that affected Panhandle's facilities. Panhandle expects the EPA to make this section of the rule effective in 2002 and expects the future costs to range from $13 million to $29 million for capital improvements to comply.

In 1997, the Illinois Environmental Protection Agency initiated an enforcement proceeding relating to alleged air quality permit violations at Panhandle's Glenarm Compressor Station. On November 15, 2001 the Illinois Pollution Control Board approved an order imposing a penalty of $850 thousand, plus fees and cost reimbursements of $116 thousand. Under terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy was obligated to indemnify Panhandle against this environmental penalty. The state issued a permit in February of 2002 requiring the installation of certain capital improvements at the facility at a cost of approximately $3 million. It is expected that the capital improvements will occur in 2002 and 2003.

OTHER COMMITMENTS AND CONTINGENCIES: In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. Panhandle's pipelines, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle's pipelines will file with FERC to recover a portion of these costs from pipeline customers. Management believes these commitments and contingencies will not have a material adverse effect on consolidated results of operations, liquidity or financial position.

In December 2001, Panhandle contributed its interest in Trunkline LNG to LNG Holdings which then raised $30 million from the issuance of equity to Dekatherm Investor Trust and $290 million from non-recourse bank loans. Panhandle has guaranteed repayment of $90 million of bridge loans included in the initial $290 million of debt issued by LNG Holdings if replacement lenders have not been found by March 2002. Panhandle Eastern Pipe Line has also provided indemnities to certain parties involved in the transaction for pre-closing claims and liabilities, and subsidiaries of Panhandle have provided indemnities for certain post-closing expenses and liabilities as the manager/operator of the joint venture. For further information, see Note 9, Investment in Affiliates.

In conjunction with the Centennial Pipeline project, Panhandle has provided a guaranty related to project financing in an amount up to $50 million during the construction and initial operating period of the project. The guaranty will be released when Centennial reaches certain operational and financial targets.

In March 1999, CMS Gas Transmission, Panhandle's parent company, became a partner with a one-third interest in Guardian Pipeline LLC along with Viking Gas Transmission and WICOR. In November 2001 CMS Gas Transmission conveyed its interest in Guardian to Panhandle. Guardian is currently constructing a 141-mile, 36-inch pipeline from Illinois to Wisconsin for the transportation of natural gas. In November 2001, in conjunction with the Guardian Pipeline project, Panhandle provided a guaranty related to project financing for a maximum of $60 million during the construction and initial operating period of the project, which is expected to be completed in November 2002. The guaranty will be released when Guardian reaches certain operational and financial targets.

Under the terms of a settlement related to a transportation agreement between Panhandle and Northern Border Pipeline Company, Panhandle guaranteed payment to Northern Border Pipeline Company under a transportation agreement held by a third party. The Panhandle guarantee expired on October 31, 2001, and Panhandle has no remaining obligations.

LEASES: Panhandle utilizes assets under operating leases in several areas of operation. Consolidated rental expense amounted to $11 million in 2001, $13 million in 2000 and $14 million ($11 million related to the CMS Energy ownership period and $3 million during the Duke Energy ownership period) in 1999. Future minimum rental payments under Panhandle's various operating leases for the years 2002 through 2006 are $12 million, $7 million, $6 million, $6 million and $3 million, respectively, and $5 million thereafter.

11. EXECUTIVE INCENTIVE COMPENSATION

Panhandle participates in CMS Energy's Performance Incentive Stock Plan. Under the plan, restricted shares of Common Stock of CMS Energy, as well as stock options and stock appreciation rights related to Common Stock may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. Awards under the plan may consist of any class of Common Stock. Certain plan awards are subject to performance-based business criteria. The plan reserves for awards not more than five percent, as amended January 1, 1999, of Common Stock outstanding on January 1 each year, less (i) the number of shares of restricted Common Stock awarded and (ii) Common Stock subject to options granted under the plan during the immediately preceding four calendar years. The number of shares of restricted Common Stock awarded under this plan cannot exceed 20 percent of the aggregate number of shares reserved for award. Any forfeiture of shares previously awarded will increase the number of shares available to be awarded under the plan. At December 31, 2001, awards of up to 2,321,094 shares of CMS Energy Common Stock may be issued.

Restricted shares of Common Stock are outstanding shares with full voting and dividend rights. These awards vest over five years at the rate of 25 percent per year after two years. The restricted shares are subject to achievement of specified levels of total shareholder return and are subject to forfeiture if employment terminates before vesting. If performance objectives are exceeded, the plan provides additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 2001, 37,000 of the 49,000 shares of restricted CMS Energy Common Stock outstanding are subject to performance objectives.

Under the plan, stock options and stock appreciation rights relating to Common Stock are granted with an exercise price equal to the closing market price on each grant date. Some options may be exercised upon grant; others vest over five years at the rate of 25 percent per year beginning at the end of the first year and others vest over three years at a rate of 33-1/3 percent per year after one year. All options expire up to ten years and one month from date of grant. The status of the restricted stock and options granted to Panhandle's key employees under the Performance Incentive Stock Plan follows:

                                     RESTRICTED
                                       STOCK                   OPTIONS
                                   ------------    ------------------------------
                                       NUMBER         NUMBER     WEIGHTED-AVERAGE
                                      OF SHARES     OF SHARES     EXERCISE PRICE
                                   ------------    ------------  ----------------

CMS ENERGY COMMON STOCK
Outstanding at March 29, 1999                --              --              --
        Granted                              --              --              --
        Exercised or Issued              12,000         299,912    $      41.07
        Forfeited                            --              --              --
                                   ------------    ------------    ------------
Outstanding at December 31, 1999         12,000         299,912    $      41.07
        Granted                          15,000          48,000    $      17.00
        Exercised or Issued                  --         (24,000)   $      17.00
        Forfeited                        (4,000)        (33,964)   $      40.88
                                   ------------    ------------    ------------
Outstanding at December 31, 2000         23,000         289,948    $      39.10
        Granted                          26,000          66,000    $      31.04
        Exercised or Issued                  --              --              --
        Forfeited                            --          (4,332)   $      41.44
                                   ------------    ------------    ------------
Outstanding at December 31, 2001         49,000         351,616    $      37.56

The following table summarizes information about CMS Energy's Common Stock options outstanding at December 31, 2001:

                               NUMBER           WEIGHTED-         WEIGHTED-
RANGE OF                      OF SHARES         AVERAGE           AVERAGE
EXERCISE PRICES              OUTSTANDING     REMAINING LIFE    EXERCISE PRICE
---------------              -----------     --------------    --------------

CMS ENERGY COMMON STOCK:

$17.00  -  $17.00               24,000         8.15 years          $17.00
$31.04  -  $31.04               66,000         9.22 years          $31.04
$39.06  -  $39.06               40,000         7.56 years          $39.06
$41.44  -  $41.44              211,616         7.24 years          $41.44
$41.75  -  $41.75               10,000         7.18 years          $41.75
-----------------            ---------        -----------          ------
$17.00  -  $41.75              351,616         7.71 years          $37.56
-----------------            ---------        -----------          ------

The weighted average fair value of options granted to Panhandle employees for CMS Energy's Common Stock was $6.43, $2.04 and $5.93 in 2001, 2000 and 1999, respectively. Fair value is estimated using the Black-Scholes model, a mathematical formula used to value options traded on securities exchanges, with the following assumptions:



                                               YEARS ENDED DECEMBER 31
                                         2001            2000            1999
                                     ------------    ------------    ------------

Risk-free interest rate                      4.77%           6.56%           5.65%
Expected stock-price volatility             30.59%          27.25%          16.81%
Expected dividend rate               $       .365    $       .365    $       .365
Expected option life (years)                  4.2             4.1             4.5

Panhandle applies APB Opinion No. 25 and related interpretations in accounting for the Performance Incentive Stock Plan. Since stock options are granted at market price, no compensation cost has been recognized for stock options granted under the plan. The compensation cost charged against income for restricted stock was $.1 million, $.2 million and $.1 million in 2001, 2000 and 1999, respectively. If compensation cost for stock options had been determined in accordance with SFAS No. 123, Panhandle's net income would have decreased by approximately $.3 million, $.1 million and $1.2 million in 2001, 2000 and 1999, respectively.

12. RETIREMENT BENEFITS

Under the terms of the acquisition of Panhandle by CMS Energy, benefit obligations related to active employees and certain plan assets were transferred to CMS Energy. Benefit obligations related to existing retired employees and remaining plan assets were retained by a subsidiary of Duke Energy.

Following the acquisition of Panhandle by CMS Energy described in Note 1, Corporate Structure, Panhandle now participates in CMS Energy's non-contributory defined benefit retirement plan covering most employees with a minimum of one year vesting service. Panhandle, through CMS Energy, provides retirement benefits under a number of different plans, including certain health care and life insurance benefits under OPEB, benefits to certain management employees under SERP, and benefits to substantially all its employees under a trusteed, non-contributory, defined benefit pension plan of CMS Energy (Pension Plan) and a defined contribution 401 (k) plan.

CMS Energy's policy is to fund amounts, as necessary, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. With respect to the CMS Pension Plan, the fair value of the plan assets was $1,082 million at December 31, 2001 as compared to the benefit obligation of $1,152 million. The fair value of the plan assets was $994 million, as compared to the benefit obligation of $1,081 million at December 31, 2000.

Panhandle's net periodic pension cost, as allocated by CMS Energy, was $2 million in 2001, 2000 and 1999.

Amounts presented below for the Pension Plan include amounts for employees of CMS Energy and non-utility affiliates which were not distinguishable from the plan's total assets.


WEIGHTED-AVERAGE ASSUMPTIONS:

                                             PENSIONS & SERP                                OPEB
                                 --------------------------------------    --------------------------------------
YEARS ENDED DECEMBER 31             2001          2000          1999          2001          2000          1999
-----------------------          ----------    ----------    ----------    ----------    ----------    ----------

Discount rate                          7.25%         7.75%         7.75%         7.25%         7.75%         7.75%
Expected long-term rate of
   return on plan assets               9.75%         9.25%         9.25%         7.00%         7.00%         7.00%

Rate of compensation increase
   pension - to age 45                 5.25%         5.25%         5.25%
           - age 45 to assumed
             retirement                3.75%         3.75%         3.75%

SERP                                   5.50%         5.50%         5.50%
                                 ----------    ----------    ----------

The Pension Plan's net unrecognized transition obligation, resulting from the implementation of accrual accounting, is amortized over 16 years and 11 years for the SERP on a straight-line basis over the average remaining service period of active employees. Panhandle accrues health care and life insurance benefit costs over the active service period of employees to the date of full eligibility for the benefits.

With respect to the CMS OPEB Plan, the fair value of the plan assets was $473 million at December 31, 2001 as compared to the benefit obligation of $815 million. At December 31, 2000, the fair value of the plan assets was $431 million versus projected benefit obligations of $725 million.

It is Panhandle's and CMS Energy's general policy to fund accrued postretirement health care costs. CMS Energy's retiree life insurance plan is fully funded based on actuarially determined requirements.

Panhandle's net periodic postretirement benefit cost, as allocated by CMS Energy, was $5 million in 2001. In 2000 and 1999, Panhandle's net periodic postretirement benefit cost was $3 million and $4 million respectively.

For measurement purposes, a 6.5 percent weighted average rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate is based on assumptions that it will decrease gradually to 5.5 percent in 2007 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for Panhandle's health care plans.

SENSITIVITY TO CHANGES IN ASSUMED HEALTH CARE COST TREND RATES

                                                            ONE PERCENTAGE    ONE PERCENTAGE
                                                            POINT INCREASE    POINT DECREASE
                                                            --------------    --------------
                                                                      IN MILLIONS

Effect on total service and interest cost components         $          1     $         (1)
Effect on accumulated postretirement benefit obligation      $         10     $         (8)

13. RESTATEMENT OF FINANCIAL STATEMENTS

In April 2002, CMS Energy's and Panhandle's Board of Directors, upon the recommendation of the Audit Committee of CMS Energy's and Panhandle's Board, voted to discontinue using Arthur Andersen to audit Panhandle's financial statements for the year ending December 31, 2002. CMS Energy and Panhandle previously retained Arthur Andersen to review their financial statements for the quarter ended March 31, 2002. In May 2002, the Board of Directors engaged Ernst & Young to audit its financial statements for the year ending December 31, 2002.

In May 2002, as a result of certain financial reporting issues surrounding round-trip trading transactions at CMS MST, Arthur Andersen notified CMS Energy that Arthur Andersen's historical opinions on CMS Energy's financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 could not be relied upon. As a result, Ernst & Young began the process of re-auditing CMS Energy's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000. Although Arthur Andersen's notification did not apply to separate, audited financial statements of Panhandle for the applicable years, the re-audit did include audit work at Panhandle for these years.

In connection with Ernst & Young's re-audit of the financial statements for fiscal years ended December 31, 2001 and December 31, 2000, Panhandle has determined to make, in consultation with Ernst & Young, certain adjustments to its consolidated financial statements for the fiscal year ended December 31, 2001. Therefore, the consolidated financial statements for 2001 have been restated from amounts previously reported.

The restatement of the financial statements includes 1) adjustments for the consolidation of LNG Holdings 2) reclassification of a portion of CMS Capital loans made in 2001 to reflect a reduction to stockholder's equity and classification of the remaining amount of the note receivable from CMS Capital as current assets 3) system gas pricing adjustment resulting in $12 million inventory write-down and 4) SERP adjustments based on actuarial information at December 2001.

In addition to the above restated items, certain reclassifications were made to the consolidated balance sheets for 2001 and 2000.

CONSOLIDATION OF LNG HOLDINGS: As was previously disclosed in late 2001, Panhandle entered into a structured transaction to monetize a portion of the value of a long-term terminalling contract of its LNG subsidiary. The LNG assets were contributed to LNG Holdings, which then received an equity investment from an unaffiliated third party, Dekatherm Investor Trust and obtained new loans secured by the assets. After paying expenses, net proceeds of $235 million were distributed to Panhandle and the venture also loaned $75 million (eliminated in consolidation) to Panhandle. While the proceeds received by Panhandle were in excess of its book basis, a gain on the transaction was not recorded. This excess was originally recorded as a deferred commitment, reflecting the fact that Panhandle was expecting to reinvest proceeds into LNG Holdings for a planned expansion. Panhandle is the manager and operator of the venture, and has the primary economic interest in it. Initially, Panhandle believed that off-balance sheet treatment for the venture was appropriate under generally accepted accounting principles and Arthur Andersen concurred. Upon further analysis of these facts at this time, Panhandle has now concluded that it did not meet the conditions precedent to account for the contribution of the LNG entity as a disposition given Panhandle's continuing involvement and the lack of sufficient participating rights by the third-party equity holder in the venture. As a result, with the concurrence of Ernst & Young, Panhandle has restated its financial statements to reflect consolidation of LNG Holdings at December 31,

2001. The new accounting treatment resulted in a net increase of $215 million of debt, the elimination of $183 million of deferred commitment, minority interest of $30 million and other net assets of $62 million. With the exception of certain immaterial reclassifications, there was no impact to 2001 net income resulting from this accounting treatment.

RECLASSIFICATION OF $150 MILLION OF NOTE RECEIVABLE FROM CMS CAPITAL: Panhandle originally received a $150 million capital contribution from CMS Gas Transmission in 2001 as advance funding for the LNG expansion project, and subsequently loaned a corresponding amount to CMS Capital to draw on in the future as expenditures were made. Due to liquidity issues related to CMS Energy and subsidiaries, which could affect Panhandle's ability to draw on the full amount of the Note receivable from CMS Capital, and since such amounts have not all been repaid prior to issuance of the financial statements Panhandle determined and Ernst & Young has concurred, that $150 million of the Note receivable from CMS Capital should be reclassified as a reduction of stockholder's equity in 2001.

SYSTEM GAS: Panhandle maintains system balancing gas for use in operations. During 2001, with the concurrence of Arthur Andersen, Panhandle only applied lower of cost or market pricing to the portion of system balancing gas that it expected to consume in its operations over the next twelve months. The remaining gas was reflected as non-current and was recorded at cost. Upon further review by Panhandle and in consultation with Ernst & Young, Panhandle has determined that it should have applied lower of cost or market pricing to all system balancing gas. The application of the lower of cost or market pricing to the non-current system balancing gas results in an additional $12 million write-down, or a total write-down of $23 million in 2001.

OTHER ADJUSTMENTS: Upon review of various accounts, Panhandle's parent company has determined that certain adjustments to the SERP assets, SERP liabilities and Additional Paid in Capital are required to reconcile the books for SERP balances based on the actuarial statements as of December 31, 2001. This adjustment resulted in a $1 million charge to the Income Statement reflected in Other Income. A balance sheet reclass of $9 million was made from Other current assets to Other non-current assets for line pack related amounts. Also, as a result of CMS Energy's reconciliation of intercompany receivables and payables, certain adjustments were required between related party and third party receivables or payables. There was no income impact related to the related party adjustments.

The following tables present the impact of the above adjustments to Panhandle's Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows at December 31, 2001 on a condensed basis:

                                                    AMOUNT
                                                  PREVIOUSLY       AMOUNT AS
CONSOLIDATED STATEMENTS OF INCOME (IN MILLIONS)    REPORTED        RESTATED
-----------------------------------------------  ------------    ------------
Transportation and storage of natural gas        $        423    $        423
LNG terminalling revenue                                   75              75
Other                                                      15              16
Operation and maintenance                                 154             167
Administrative and general                                 83              83
Depreciation and amortization                              69              69
General taxes                                              27              27
Other income, net                                          10               9
Interest on long-term debt                                 84              84
Other interest                                             (1)             (1)
Income taxes                                               43              38
Extraordinary loss, net of tax                             (2)             (2)
                                                 ------------    ------------
Consolidated net income                          $         62    $         54
                                                 ============    ============

                                                    AMOUNT
                                                  PREVIOUSLY      AMOUNT AS
CONSOLIDATED BALANCE SHEETS (IN MILLIONS)          REPORTED       RESTATED
--------------------------------------------     ------------   ------------
ASSETS:
Net property, plant and equipment                $      1,557   $      1,588
Investment in Affiliates                                   66             66
Cash and cash equivalents                                  --              3
Accounts receivable                                       114            114
Gas imbalances-receivable                                  26             21
System gas and operating supplies                          55             63
Deferred income taxes                                       7              7
Note receivable-CMS Capital                                86            273
Other current assets                                       24             15
Goodwill, net                                             700            714
Note receivable-CMS Capital (non-current)                 337             --
Debt issuance cost                                          8             18
Other non-current assets                                   30             24
                                                 ------------   ------------
TOTAL ASSETS                                     $      3,010   $      2,906
                                                 ============   ============

LIABILITIES:
Stockholder's equity                             $      1,282   $      1,124
Long-term debt                                          1,082          1,288
Minority interest                                          --             30
Accounts payable                                           22             23
Long-term debt (current)                                   --              9
Gas imbalances payable                                     64             59
Accrued taxes                                               8              8
Accrued interest                                           26             27
Accrued liabilities                                        35             35
Current liabilities - other                                40             39
Deferred income taxes                                     185            180
Deferred commitments                                      183             --
Other non-current liabilities                              83             84
                                                 ------------   ------------
TOTAL LIABILITIES                                $      3,010   $      2,906
                                                 ============   ============

                                                                      DECEMBER 31, 2001
                                                                  AS REPORTED     AS RESTATED
                                                                 ------------    ------------
      CONSOLIDATED STATEMENTS OF CASH FLOWS (IN MILLIONS)
Net cash provided by operating activities                        $        164    $        163
Net cash provided by (used in) investing activities                       125            (106)
Contribution from parent                                                  150             150
Contribution from LNG Holdings' Minority Interest                          --              30
Long-term debt issuance                                                    75             280
Long-term debt retirements                                               (192)           (192)
Net increase in current note receivable - CMS Capital                      76            (111)
Net increase in non-current note receivable - CMS Capital                (337)             --
Other increase - CMS Capital Note                                          --            (150)
Dividends paid                                                            (61)            (61)
Net Increase (Decrease) in Cash and Temporary Cash Investments             --               3
    Cash and Temporary Cash Investments,
      Beginning of Period                                                  --              --
                                                                 ------------    ------------
      End of Period                                              $         --    $          3
                                                                 ============    ============

14. SUBSEQUENT EVENTS

Subsequent to December 31, 2001, a number of significant events have occurred. These events have been disclosed in Panhandle's quarterly filings on Form 10-Q, Form 8-K, or otherwise during 2002. Below is a summary of these events:

GOODWILL: Panhandle has completed the first step of the goodwill impairment testing required upon adoption of SFAS No. 142, which indicated a significant impairment of Panhandle's goodwill exists as of January 1, 2002 under the new standard. Panhandle has $714 million of goodwill recorded as of January 1, 2002 which is subject to this impairment test. Pursuant to SFAS No. 142 requirements, the actual amount of impairment is determined in a second step involving a detailed valuation of all assets and liabilities utilizing an independent appraiser and when determined, will be reflected as a cumulative effect of an accounting change, restated to the first quarter of 2002. This valuation work is underway and expected to be completed in fourth quarter 2002. Preliminary results of the second step appraisal indicate that most of Panhandle's goodwill is impaired as of January 1, 2002. Results will be announced after completion and review by the company.

DEBT RATING DOWNGRADES: On June 11, 2002 Moody's Investors Service, Inc. lowered its rating on Panhandle's senior unsecured notes from Baa3 to Ba2 based on concerns surrounding the liquidity and debt levels of CMS Energy. On July 15, 2002 Fitch Ratings, Inc lowered its rating on these notes from BBB to BB+ and again on September 4, 2002 to BB based on similar concerns. On July 16, 2002 S&P also lowered its rating on these notes from BBB- to BB, in line with their rating on CMS Energy based on their belief that CMS Energy and its subsidiaries are at equal risk of default since the parent relies on its subsidiaries to meet its financial commitments. Effective with this downgrade, Panhandle's debt rating is below investment grade. Each of the three major ratings services currently have negative outlooks for CMS Energy and its subsidiaries, due to uncertainties associated with CMS Energy's financial condition and liquidity pending resolution of the round trip trading investigations and lawsuits, the special board committee investigation, financial statement restatement and re-audit, and access to the capital markets.


In December 2001, $75 million of the proceeds from the Trunkline LNG monetization transaction came to Panhandle in the form of a note payable to LNG Holdings. Panhandle, as a result of its debt ratings downgrade to below investment grade, could have been required to pay on demand the remaining principal and accrued interest at any time while such downgrades exist. At September 30, 2002, Panhandle's remaining balance (which eliminates in consolidation) on the $75 million note payable to LNG Holdings was approximately $66 million. In November 2002, Panhandle acquired Dekatherm Investor Trust's interest for approximately $41 million and subsequently owns 100 percent of LNG Holdings and will not demand payment on the note payable to LNG Holdings.


In December 2001, in connection with the Trunkline LNG monetization transaction, Panhandle guaranteed repayment of $90 million of non-recourse bank loans if the joint venture had not obtained replacement lenders by March 2002. Replacement lenders were found by LNG Holdings, and Panhandle was not required to perform under the guaranty, which is now expired.

In conjunction with the Centennial and Guardian pipeline projects, Panhandle has provided guarantees related to the project financings during the construction phases and initial operating periods. On July 17, following the debt downgrades by Moody's and S&P, the lender sent notice to Panhandle, pursuant to the terms of the Guaranty Agreement, requiring Panhandle to provide acceptable credit support for its pro rata portion of these construction loans, which aggregate $110 million including anticipated future draws. On September 27, 2002 Panhandle's Centennial partners provided credit support of $25 million each in the form of guarantees to the lender to cover Panhandle's obligation of $50 million of loan guarantees. The partners will be paid credit fees by Panhandle on the outstanding balance of the guarantees for any periods for which they are in effect. This additional credit support does not remove Panhandle from its original $50 million obligation. Centennial began commercial operations in April of 2002 and Guardian began commercial operations in December of 2002.

In October 2002, Panhandle provided a letter of credit to the lenders which constitutes acceptable credit support under the Guardian financing agreement. This letter of credit was cash collateralized by Panhandle with approximately $63 million. As of September 30, 2002, Panhandle has also provided $16 million of equity contributions to Guardian.


As a result of the restatements required, Panhandle was unable to deliver certified September 30, 2002 financial statements to the LNG Holdings lenders as required under that credit facility. Panhandle has received a waiver of this requirement until February 28, 2003 and a waiver of a requirement to provide certain documentation until January 31, 2003. Should it be unable to deliver the certified financial statements or execute the required documents by the timing indicated, LNG Holdings could be declared to be in default under its credit facility and the debt thereunder could be accelerated and become immediately due and payable. For further information, see Note 14 Subsequent Events - Event (Unaudited) Subsequent To Date Of Independent Auditors' Report -- LNG Holdings Waiver.



Panhandle's senior unsecured notes were not impacted by the debt rating downgrades, but are subject to other requirements such as the maintenance of certain fixed charge coverage ratios, leverage ratios and limitations on liens which if not met, limits certain payments. At September 30, 2002, Panhandle was in compliance with all covenants related to its senior unsecured notes.

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Panhandle will adopt the Statement on January 1, 2003. Panhandle has determined that it will be impacted by liabilities related to its offshore gathering facilities. However, while significant progress has been made toward the assessment, due to the significant number of documents that must be reviewed and estimates that must be made to assess the effects of the Statement, the expected impact of adoption of Statement No. 143 on Panhandle's financial position or results of operations has not yet been determined.

TAX LOSS ALLOCATIONS: The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a five-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back a consolidated 2001 tax loss to tax years 1996 through 1999 and obtain a refunds of prior years tax payments totaling $217 million. The tax loss carryback, however, resulted in a reduction in AMT credit carryforwards, that previously had been recorded by CMS Energy as deferred tax assets in the amount of $41 million. This one-time non-cash reduction in AMT credit carryforwards has been reflected in the tax provisions of CMS Energy and each of its consolidated subsidiaries, as of September 2002, according to their contributions to the consolidated CMS Energy tax loss, of which $5 million was allocated to Panhandle. This represents an allocation of only one of CMS Energy's consolidated tax return items, which will be calculated and allocated to various CMS Energy subsidiaries in the fourth quarter of 2002. The amount of the final tax allocations to Panhandle may be materially different than the $5 million recorded for this one time item in September. In December 2002, Panhandle received $29 million from CMS Energy for its portion of CMS Energy's 2001 federal income tax refund.

ACCOUNTING FOR RETIREMENT BENEFITS: Panhandle uses SFAS No. 87 to account for pension costs and uses SFAS No. 106 to account for other postretirement benefit costs. These statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses require the expertise of actuaries and are subject to many assumptions, including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year. As of January 2002, OPEB plan claims are paid from the VEBA trusts.

Pension and OPEB plan assets, net of contributions, have reduced in value from the previous year due to the downturn in the equities market and a decrease in the price of CMS Energy's Common Stock. As a result, Panhandle expects to see an increase in pension and OPEB expense levels over the next several years unless market performance of plan assets improves. Panhandle expects pension expense and OPEB expense to increase in 2002 due to a downturn in the value of pension assets during the past two years, forecasted increases in pay, the decline in the interest rate used to value the liability of the plan, the trend of rising health care costs and a lower discount rate used to compute the OPEB benefit obligation. If the Pension Plan's Accumulated Benefit Obligation significantly exceeds the value of the Pension Plan's assets at December 31, 2002, Panhandle will be required to recognize an additional minimum liability for a share of this excess in accordance with SFAS No. 87. Panhandle cannot predict the future fair value of the Plan's assets but it is probable, without significant appreciation in the value of the Plan's assets, that Panhandle will need to book an additional minimum liability through a charge to other comprehensive income.

RETIREMENT PLAN: Panhandle, through its parent CMS Energy, also participates in a CMS Energy plan which provides retirement benefits under a defined contribution 401(k) plan. Prior to September 1, 2002, Panhandle offered a contribution match of 50 percent (three percent maximum) of the employee's contribution up to six percent as well as an incentive match in years when performance exceeds expectations. Effective September 1, 2002, Panhandle suspended the employer's match until January 1, 2005, and eliminated the incentive match which were originally projected to be approximately $2 million each for the full plan year 2002.

CAPITAL EXPENDITURES: Panhandle currently estimates capital expenditures and investments, including interest costs capitalized, to be $124 million in 2002, $112 million in 2003 and $124 million in 2004. These amounts include expenditures associated with an LNG terminal expansion which was filed with FERC in December 2001 by Trunkline LNG. The expansion expenditures (excluding capitalized interest), estimated at $8 million in 2002, $33 million in 2003 and $66 million in 2004, are currently expected to be funded by Panhandle loans or equity contributions to LNG Holdings, sourced by repayments from CMS Capital on the outstanding note receivable (see Note 4, Related Party Transactions). Panhandle prepared these estimates for planning purposes and they are therefore subject to revision. Panhandle satisfies capital expenditures using cash from operations, repayment of loans to CMS Capital and contributions from the parent.

LNG EXPANSION APPROVED: In December 2002, FERC approved the expansion of Trunkline LNG's LNG terminal. The expanded facility is currently expected to be in operation by January 2006.


EVENT (UNAUDITED) SUBSEQUENT TO DATE OF INDEPENDENT AUDITORS' REPORT



SALE OF PANHANDLE: In August 2002, CMS Energy began exploring the sale of the Panhandle and CMS Field Services business units as part of an ongoing effort to strengthen its balance sheet, improve its credit ratings and enhance financial flexibility. CMS Energy considered selling Panhandle Eastern Pipe Line, Trunkline, Sea Robin, Pan Gas Storage, LNG Holdings and Panhandle's interests in Guardian and Centennial. On December 21, 2002, CMS Energy reached a definitive agreement to sell Panhandle to Southern Union Panhandle Corp. The agreement calls for Southern Union Panhandle Corp., a newly formed entity owned by Southern Union Company and AIG Highstar Capital, L.P. to pay $662 million in cash and assume $1.166 billion in debt. Under terms of the agreement, CMS Energy will retain Panhandle's ownership interests in the Centennial and Guardian pipeline projects. The transaction has been approved by the board of directors of each company and is subject to customary closing conditions, action by the Federal Trade Commission under the Hart-Scott-Rodino Act, and by appropriate state regulators.



LNG HOLDINGS WAIVER: As a result of the restatements required, Panhandle was unable to deliver certified September 30, 2002 financial statements to the LNG Holdings lenders as required under that credit facility. Panhandle received a waiver of this requirement until February 28, 2003 and a waiver of a requirement to provide certain documentation until January 31, 2003. Panhandle has since been granted an additional extension on the January 31, 2003 deadline to June 30, 2003. Should it be unable to deliver the certified financial statements or execute the required documents by the timing indicated, LNG Holdings could be declared to be in default under its credit facility and the debt thereunder could be accelerated and become immediately due and payable.



SALE OF CENTENNIAL: On February 10, 2003, Panhandle sold its one-third equity interest in Centennial Pipeline, LLC for $40 million to Centennial's two other partners, Marathon Ashland Petroleum, LLC (MAPL) and TE Products Pipeline Company, Limited Partnership through its general partner, Texas Eastern Products Pipeline Company, LLC (TEPPCO). Panhandle has been relieved and indemnified by MAPL and TEPPCO for any liabilities related to Panhandle's $50 million parent guaranty of the project debt, pending formal release of Panhandle by the lender.



SHORT-TERM NOTES: In December 2002 and January 2003, Panhandle secured short-term bank loans in the amounts of $30 million and $10 million, respectively. The loans are due the earlier of December 2003 or upon the sale of Panhandle. The stock of most of Panhandle's subsidiaries were pledged as collateral for the loans, which were utilized to improve overall liquidity which had been reduced by various cash requirements. Panhandle is required to provide certified September 30, 2002 financial statements to the banks by February 28, 2003. Panhandle intends to provide these statements to the banks prior to February 28, 2003 or seek a waiver by that date from the banks. Should it be unable to deliver the certified financial statements or obtain a waiver by that date, Panhandle could be declared to be in default and the debt could be accelerated and become immediately due and payable.

QUARTERLY FINANCIAL DATA (UNAUDITED)


                               FIRST        SECOND       THIRD        FOURTH
                              QUARTER      QUARTER      QUARTER      QUARTER      TOTAL
                            ----------   ----------   ----------   ----------   ----------
                                                     IN MILLIONS
2001 As Reported
Operating Revenue           $      155   $      115   $      120   $      123   $      513
Pretax Operating Income             80           38           30           32          180
Net Income                          37           11            8            6           62

2001 As Restated
Operating Revenue(a)        $      155   $      115   $      120   $      124   $      514
Pretax Operating Income(b)          80           32           33           23          168
Net Income(c)                       37            8            9           --           54

2000
Operating Revenue           $      136   $      105   $      114   $      128   $      483
Pretax Operating Income             70           34           42           38          184
Net Income                          32            9           14            9           64





(a) All adjustments from the previously reported amounts relate to the consolidation of LNG Holdings.
(b) All adjustments from the previously reported amounts relate to the Consolidation of LNG Holdings and System balancing gas writedown.
(c) All adjustments in (b) above plus recording of certain SERP adjustments.

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholder
Panhandle Eastern Pipe Line Company:



We have audited the accompanying consolidated balance sheets of Panhandle Eastern Pipe Line Company as of December 31, 2001 and 2000, and the related consolidated statements of income, common stockholder's equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Panhandle Eastern Pipe Line Company for the periods from January 1, 1999 through March 28, 1999 and from March 29, 1999 through December 31, 1999 were audited by other auditors who have ceased operations and whose report dated February 15, 2002 expressed an unqualified opinion on those statements.



We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panhandle Eastern Pipe Line Company at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



As discussed in Note 13 to the accompanying consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2001.





/s/ ERNST AND YOUNG LLP



Houston, Texas
December 18, 2002



                                     58(a)

                 THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED
                 ARTHUR ANDERSEN REPORT AND THIS REPORT HAS NOT
                      BEEN REISSUED BY ARTHUR ANDERSEN LLP



The Arthur Andersen LLP report below is only included for the year ended December 31, 1999. Ernst & Young LLP's report for the years ended December 31, 2000 and 2001 is included on page 58(a) and supersedes Arthur Andersen LLP's report for those years.




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Panhandle Eastern Pipe Line Company:



We have audited the accompanying consolidated balance sheets of Panhandle Eastern Pipe Line Company (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and common stockholder's equity for the years then ended, and for the periods January 1, 1999 through March 28, 1999 and from March 29, 1999 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Panhandle Eastern Pipe Line Company and subsidiaries as of December 31, 2001, and 2000, and the results of operations and their cash flows for the years then ended, and for the periods from January 1, 1999 through March 28, and from March 29, 1999 through December 31, 1999 in conformity with accounting principles generally accepted in the United States.



/s/ Arthur Andersen LLP




Houston, Texas
February 15, 2002




                                     58(b)

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


     In April 2002, CMS Energy's and Panhandle's Board of Directors, upon the recommendation of the Audit Committee of CMS Energy's and Panhandle's Board, voted to discontinue using Arthur Andersen to audit Panhandle's financial statements for the year ending December 31, 2002. CMS Energy and Panhandle previously retained Arthur Andersen to review their financial statements for the quarter ended March 31, 2002. In May 2002, the Board of Directors engaged Ernst & Young to audit its financial statements for the year ending December 31, 2002. During 1999, 2000, and 2001 there were no disagreements or "reportable events" as described in Items 304(a)(1)(iv) and (v) of Regulation S-K between Panhandle and Arthur Andersen.

                                    PART III



                       ITEM 14.  CONTROLS AND PROCEDURES



Panhandle's CEO and CFO are responsible for establishing and maintaining Panhandle's disclosure controls and procedures. Management, under the direction of Panhandle's principal executive and financial officers, has evaluated the effectiveness of Panhandle's disclosure controls as of February 17, 2003. It is their opinion that, based on this evaluation, Panhandle's disclosure controls and procedures are effective to ensure that material information has been presented and properly disclosed. There have been no significant changes in Panhandle's internal controls that could significantly affect internal controls subsequent to February 17, 2003.

                                     PART IV


               ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K.



(a)(1)    Financial Statements and Reports of Independent Auditors for
          Panhandle are listed in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA and are incorporated by reference herein.



(a)(2) Reports of Independent Auditors for Panhandle are listed after the Notes to Consolidated Financial Statements. Financial Statement Schedules are listed after the Exhibits in the Index to Financial Statement Schedules, and are incorporated by reference herein.


(a)(3) Exhibits for Panhandle are listed after Item (c) below and are incorporated by reference herein.

(b)       Reports on Form 8-K for Panhandle

     During the fourth quarter of 2001, Panhandle filed Current Reports on October 26, 2001, covering matters reported pursuant to ITEM 5. OTHER EVENTS.


(c) Exhibits, including those incorporated by reference (see also Exhibit volume).

                               PANHANDLE EXHIBITS



                          Previously Filed
                     ------------------------
                     With File     As Exhibit
 Exhibits             Number         Number         Description
----------           ---------     ----------       -----------

   (3)(e)             1-2921          3.01     --   Restated Certificate of Incorporation of Panhandle. (1993
                                                    Form 10-K)

   (3)(f)             1-2921         (3)(f)    --   By-Laws of Panhandle. (1999 Form 10-K)

   (4)(h)             1-2921         (4)(a)    --   Indenture dated as of March 29, 1999, among CMS Panhandle
                                                    Holding Company, Panhandle Eastern Pipe Line Company and NBD
                                                    Bank, as Trustee. (1st Qtr. 1999 10-Q)

                      1-2921         (4)(b)    --   1st Supplemental Indenture dated as of March 29, 1999, among
                                                    CMS Panhandle Holding Company, Panhandle Eastern Pipe Line
                                                    Company and NBD Bank, as Trustee, including a form of
                                                    Guarantee by Panhandle Eastern Pipe Line Company of the
                                                    obligations of CMS Panhandle Holding Company. (1st qtr 1999
                                                    Form 10-Q)

                      1-2921         (4)(a)    --   2nd Supplemental Indenture dated as of March 27, 2000, among
                                                    Panhandle, as Issuer and Bank One Trust Company, National
                                                    Association, as Trustee, Pursuant to Item 6.01(b)(4)(iii) of
                                                    Regulation S-K, in lieu of filing a copy of such agreement,
                                                    Panhandle agrees to furnish a copy of such agreement to the
                                                    Commission upon request.

   (4)(i)           33-58552         (4)       --   Indenture, dated as of February 1, 1993, between Panhandle and Morgan Guaranty Trust Company of New York. (Form S-3
                                                    filed February 19, 1993)

  (10)(f)             1-9513        (10)(h)    --   Supplemental Executive Retirement Plan for Employees of CMS
                                                    Energy/Consumers Energy Company effective January 1, 1982, as amended December 3, 1999. (1999 Form 10-K)

  (10)(r)             1-8157      10.41        --   Contract for Firm Transportation of Natural Gas between
                                                    Consumers Power Company and Trunkline Gas Company, dated
                                                    November 1, 1989, and Amendment, dated November 1, 1989.
                                                    (1989 Form 10-K of PanEnergy Corp.)

  (10)(s)             1-8157      10.41        --   Contract for Firm Transportation of Natural Gas between
                                                    Consumers Power Company and Trunkline Gas Company, dated
                                                    November 1, 1989. (1991 Form 10-K of PanEnergy Corp.)

  (10)(t)             1-2921      10.03        --   Contract for Firm Transportation of Natural Gas between
                                                    Consumers Power Company and Trunkline Gas Company, dated
                                                    September 1, 1993. (1993 Form 10-K)

   16                 1-2921      16.1         --   Letter from Arthur Andersen LLP to the Securities and Exchange
                                                    Commission, dated April 29, 2002, regarding change in certifying accountant. (Form 8-K filed April 29, 2002)

   16(b)              1-02921     16(b)        --   Letter of Deloitte & Touche LLP (Form 8-K/A dated July 19, 1999)

  (99)                                         --   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibits listed above which have heretofore been filed with the Securities and Exchange Commission pursuant to various acts administered by the Commission, and which were designated as noted above, are hereby incorporated herein by reference and made a part hereof with the same effect as if filed herewith.

     After reasonable efforts, we have been unable to obtain Arthur Andersen LLP's consent to the incorporation by reference of their report for our fiscal year ended December 31, 1999 previously filed with the Form 10-K of which this Form 10-K/A amends and we have not filed that consent with this Annual Report on Form 10-K/A in reliance upon Rule 437a under the Securities Act of 1933. Because we have not been able to obtain Arthur Andersen LLP's consent, you may not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act for any untrue statement of a material fact contained in our financial statements audited by Arthur Andersen LLP or any omission to state a material fact required to be stated therein.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES




Schedules have been omitted because they are either not required, not applicable or the required information is shown in the financial statements or notes thereto.

                                   SIGNATURES


Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of February 2003.



                                       PANHANDLE EASTERN PIPE LINE COMPANY

                                       By /s/ Thomas J. Webb
                                          -----------------------------------
                                          Thomas J. Webb
                                          Executive Vice President and
                                          Chief Financial Officer

                                 CERTIFICATIONS

I, Christopher A. Helms, certify that:

     1. I have reviewed the annual report on Form 10-K/A of Panhandle Eastern Pipe Line Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.




Date:  February 17, 2003                         By /s/ Christopher A. Helms
                                                    ---------------------------
                                                    Christopher A. Helms
                                                    President and
                                                    Chief Executive Officer

I, Thomas J. Webb, certify that:

     1. I have reviewed the annual report on Form 10-K/A of Panhandle Eastern Pipe Line Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.





Date:  February 17, 2003                    By /s/ Thomas J. Webb
                                               -------------------------------
                                               Thomas J. Webb
                                               Executive Vice President and
                                               Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

(99)       --   Certification pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.