Form 10-Q/A
period 2002-09-30
PANHANDLE EASTERN PIPE LINE CO
filed 2003-03-18
CIK 76063

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from          to
                                                    --------    --------


Commission            Registrant; State of Incorporation;          IRS Employer
File Number             Address; and Telephone Number         Identification No.
-----------        ----------------------------------------   ------------------

 1-2921               PANHANDLE EASTERN PIPE LINE COMPANY         44-0382470
                            (A Delaware Corporation)
         5444 Westheimer Road, P.O. Box 4967, Houston, Texas 77210-4967
                                  (713)989-7000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Panhandle Eastern Pipe Line Company meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q/A with the reduced disclosure format. In accordance with Instruction H,
Part I, Item 2 has been reduced and Part II, Items 2, 3 and 4 have been omitted.


================================================================================

                       PANHANDLE EASTERN PIPE LINE COMPANY

                     QUARTERLY REPORT ON FORM 10-Q/A TO THE
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                Explanatory Note

This Form 10-Q/A amends Panhandle's quarterly report on Form 10-Q for the quarter ended September 30, 2002, which was filed with the SEC on November 14, 2002. As discussed below, Panhandle's consolidated financial statements for the third quarter of 2002 have been restated pursuant to audit adjustments resulting from the re-audit of the consolidated financial statements for the years 2001 and 2000 of CMS Energy, Panhandle's parent company, which included audit work at Panhandle.

In April 2002, CMS Energy's and Panhandle's Board of Directors, upon the recommendation of the Audit Committee of CMS Energy's Board and Panhandle's Board, voted to discontinue using Arthur Andersen to audit Panhandle's financial statements for the year ending December 31, 2002. CMS Energy and Panhandle previously retained Arthur Andersen to review their financial statements for the quarter ended March 31, 2002. In May 2002, the Board of Directors engaged Ernst & Young to audit CMS Energy's and Panhandle's financial statements for the year ending December 31, 2002.

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

In connection with Ernst & Young's re-audit of the financial statements for fiscal years ended December 31, 2001 and December 31, 2000, Panhandle has determined to make, in consultation with Ernst & Young, certain adjustments to its consolidated financial statements for the fiscal year ended December 31, 2001 and subsequent quarters in 2002. Therefore, the consolidated financial statements for the first three quarters of 2001, the year ended December 31, 2001 and the subsequent three quarters of 2002 have been restated from amounts previously reported (for further information, see Note 11, Restated Quarterly Financial Data (Unaudited)). For detailed information about the restatement of Panhandle's financial statements reflecting these audit adjustments, see Note 9 -- Restatement of Financial Statements.

Items of Panhandle's third quarter 2002 Form 10-Q affected by the restatement and amended by this filing are:

CONSOLIDATION OF LNG HOLDINGS: A change in the accounting treatment for CMS Energy's and Panhandle's interest in the LNG business which is described in Item 1 of Panhandle's 2001 Form 10-K/A. At December 31, 2001, the new accounting treatment resulted in an additional $215 million of debt, the elimination of $183 million of deferred commitment, minority interest of $30 million and other net assets of $62 million on CMS Energy's and

Panhandle's consolidated balance sheets. Because LNG Holdings began operations on December 21, 2001, the restatement resulted in 10 days of Panhandle's share of LNG Holdings results being fully consolidated rather than its prior treatment as equity earnings. There was no impact on net income for the year ended 2001; however, Other operating revenue increased $1 million and Operation and maintenance expense increased $1 million due to Panhandle's share of the LNG Holdings loss for this 10-day period after being fully consolidated.

At September 30, 2002, the consolidation of LNG Holdings resulted in an additional $218 million of debt, the elimination of $174 million of deferred commitment, the recording of minority interest of $31 million, a reduction to equity of $12 million, primarily from mark-to-market adjustments related to debt hedges, and other net assets of $49 million on Panhandle's Consolidated Balance Sheet. In 2002, the quarterly income recorded was impacted due to the timing of earnings recognition from LNG Holdings, with income generally being recognized earlier by Panhandle upon consolidation. In addition, the gross revenues and expenses were recorded on a consolidated basis versus the equity income previously recorded. For the quarterly periods in 2002 there was an increase in net income of $4 million for the period ending March 31, 2002 and a decrease of $1 million for each of the quarterly periods ending June and September 2002 due to equity income previously being recognized only to the extent cash was received by Panhandle.

RECLASSIFICATION OF LOAN TO CMS CAPITAL: A reclassification of $150 million of Panhandle loans to CMS Capital was made in 2001 and is reflected as a reduction to stockholder's equity and notes receivable at June 30, 2001, September 30, 2001, and December 31, 2001, and at each quarter end during the nine months ended September 30, 2002.

SYSTEM GAS WRITE-DOWN: During 2001, with the concurrence of Arthur Andersen, Panhandle only applied lower of cost or market pricing to the portion of system balancing gas that it expected to consume in its operations over the next twelve months. The remaining gas was reflected as non-current and was recorded at cost. Panhandle has determined, in consultation with Ernst & Young, that it should have applied lower of cost or market pricing to all system balancing gas. The application of the lower of cost or market pricing to the non-current system balancing gas resulted in an additional $3 million write-down, or a total write-down of $13 million in the first nine months of 2001. The change in accounting treatment resulted in an additional $12 million write-down, or a total write-down of $23 million for the full twelve months of 2001. There were no system balancing gas write-downs required in the first nine months of 2002.

TAX ALLOCATION CLASSIFICATION: In September, 2002, Panhandle originally recorded $5 million additional income tax expense relating to the allocation to Panhandle of reduced AMT credit carryforwards under the CMS Energy tax sharing agreement. As of September 30, 2002, the $5 million tax sharing allocation has been restated for financial reporting purposes as a return of capital by Panhandle to CMS Energy instead of as income tax expense, since the liability did not arise as a result of a tax expense at Panhandle on a separate return basis. In December 2002, Panhandle received a $29 million tax sharing payment from CMS Energy for its allocable portion of CMS Energy's 2001 federal income tax refund. This represented $34 million of allocated income tax refund net of the $5 million of allocated reduced AMT credit carryforwards.

OTHER ADJUSTMENTS: Upon review of various accounts, Panhandle's parent company has determined that certain adjustments to the SERP assets, SERP liabilities and Additional Paid-in Capital were required to reconcile the books for SERP balances based on the actuarial statements as of December 31, 2001. This adjustment resulted in a $1 million charge to the income statement reflected in Other Income in 2001. No such adjustments have been required for 2002.

Also, as a result of CMS Energy's reconciliation of intercompany receivables and payables, certain adjustments were required between related party and third party receivables or payables, with no income impact related to these adjustments.

In addition to the above restated items, certain other reclassifications were made to the consolidated balance sheet for all periods presented.

GOODWILL: In addition to restatements above which are related to the re-audit, a goodwill impairment charge of $601 million ($369 million after-tax) was recorded in compliance with SFAS No. 142 and reflected retroactively to the first quarter of 2002 pursuant to the requirements of SFAS No. 142, primarily due to changes in market conditions and the value of Panhandle since its acquisition by CMS Energy in March 1999. The goodwill impairment amount was determined by comparing the fair value of goodwill, as determined by independent appraisers, to book value. The fair value of the reporting unit was determined using a combination of an income approach based on discounted cash flows and a market approach using public guideline companies and market transactions.

Each item of the 2002 Form 10-Q for the quarterly period ended September 30, 2002 as originally filed on November 14, 2002 that is affected by the restatement has been amended and restated. In addition, certain restated financial information from the first and second quarters of 2002 and 2001 has been included in the Results of Operations section of the MD&A and restated financial data for March 31, 2002 and 2001 and June 30, 2002 and 2001 have been included in Note 11, Restated Quarterly Financial Data, in the Condensed Notes to Consolidated Financial Statements. GENERALLY, NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-Q/A TO MODIFY OR UPDATE OTHER DISCLOSURES AS PRESENTED IN THE 2002 FORM 10-Q EXCEPT AS REQUIRED TO REFLECT THE EFFECTS OF THE RESTATEMENT AND THE GOODWILL IMPAIRMENT CHARGE. HOWEVER, MATERIAL SUBSEQUENT EVENTS HAVE BEEN REPORTED IN A SEPARATE SECTION OF THE MD&A ENTITLED "SUBSEQUENT EVENTS" AND IN
NOTE 10, SUBSEQUENT EVENTS, IN THE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SALE OF PANHANDLE: On December 21, 2002, CMS Energy reached a definitive agreement to sell Panhandle to Southern Union Panhandle Corp. The agreement calls for Southern Union Panhandle Corp., a newly formed entity owned by Southern Union Company and AIG Highstar Capital, L.P., to pay $662 million in cash and assume $1.166 billion in debt. Under terms of the agreement, CMS Energy was to retain Panhandle's ownership interests in the Centennial and Guardian pipeline projects, as well as certain of Panhandle's net deferred tax assets, all tax liabilities, and pension assets and liabilities. Panhandle has since sold its interest in Centennial and the Guardian interest has been transferred to Panhandle's direct parent, CMS Gas Transmission (see Note 10, Subsequent Events -- Sale of Panhandle and Subsequent Events - Sale of Centennial). The Panhandle transaction has been approved by the Board of Directors of each company and is subject to customary closing conditions, action by the Federal Trade Commission under the Hart-Scott-Rodino Act, and action by appropriate state regulators.

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
Glossary................................................................................................. 6
Part I  Financial Information
Panhandle Eastern Pipe Line Company
Management's Discussion and Analysis......................................................................8

 Sale of Panhandle .......................................................................................8
 Change in Auditors and Restatements    ..................................................................8
 Modified Management's Discussion and Analysis
      Forward Looking Statements and Risk Factors.........................................................9
      Results of Operations .............................................................................12
      Critical Accounting Policies ......................................................................18
      Liquidity .........................................................................................21
      Outlook............................................................................................23
      Other Matters......................................................................................26
      Subsequent Events..................................................................................28

 Consolidated Financial Statements -- As Restated
      Consolidated Statements of Operations for the nine-month periods ended
            September 30, 2002 and 2001..................................................................31
      Consolidated Statements of Cash Flows for the  nine-month periods ended
            September 30, 2002 and 2001..................................................................32
      Consolidated Balance Sheets at September 30, 2002 and December 31, 2001............................33
      Consolidated Statements of Common Stockholder's Equity
           for periods ended September 30, 2002 and 2001.................................................35
      Condensed Notes to Consolidated Financial Statements:
       1.   Corporate Structure and Basis of Presentation................................................36
       2.   Regulatory Matters...........................................................................38
       3.   Goodwill Impairment..........................................................................39
       4.   Related Party Transactions For All Quarterly Periods.........................................41
       5.   Commitments and Contingencies................................................................44
       6.   Debt Rating Downgrades.......................................................................48
       7.   System Gas ..................................................................................49
       8.   Possible Sale of Panhandle ..................................................................49
       9.   Restatement of Financial Statements .........................................................50
      10.   Subsequent Events ...........................................................................55
      11.   Restated Quarterly Financial Data (Unaudited) ...............................................57
Quantitative and Qualitative Disclosures about Market Risk...............................................72
Controls and Procedures..................................................................................72
Part II:  Other Information
      Item 1. Legal Proceedings..........................................................................72
      Item 6. Exhibits and Reports of Form 8-K...........................................................73
Signatures...............................................................................................74

                                    GLOSSARY

   Certain terms used in the text and financial statements are defined below.

APB......................................  Accounting Principles Board
APB Opinion No. 18.......................  APB Opinion No. 18, "The Equity Method of Accounting for Investments
                                           in Common Stock"
APB Opinion No. 30.......................  APB Opinion No. 30, "Reporting Results of Operations -- Reporting the
                                           Effects of Disposal of a Segment of a Business"
Accumulated Benefit Obligation...........  The liabilities of a pension plan based on service and pay to date.
                                           This differs from the Projected Benefit Obligation that is typically disclosed in that it does not reflect expected future salary increases
Arthur Andersen..........................  Arthur Andersen LLP
bcf......................................  Billion cubic feet
BG LNG Services..........................  BG LNG Services, Inc., a subsidiary of BG Group of the
                                           United Kingdom
Board of Directors.......................  Board of Directors of CMS Energy and Panhandle
Centennial...............................  Centennial Pipeline, LLC, in which Panhandle owns a one-third interest
Clean Air Act............................  Federal Clean Air Act, as amended
CMS Capital..............................  CMS Capital Corp., a subsidiary of Enterprises
CMS Energy...............................  CMS Energy Corporation, the parent of Consumers and Enterprises
CMS Energy Common Stock..................  Common stock of CMS Energy, par value $.01 per share
CMS Gas Transmission.....................  CMS Gas Transmission Company, a subsidiary of Enterprises
CMS Panhandle Holdings, LLC .............  A subsidiary of Panhandle Eastern Pipe Line
CMS Trunkline ...........................  CMS Trunkline Gas Company, LLC, a subsidiary of CMS Panhandle
                                           Holdings, LLC
CMS Trunkline LNG .......................  CMS Trunkline LNG Company, LLC, a subsidiary of LNG Holdings, LLC
Common Stock.............................  All classes of Common Stock of CMS Energy and each of its subsidiaries, or any of them individually, at the time of an award or grant under the Performance Incentive Stock Plan
Consumers................................  Consumers Energy Company, a subsidiary of CMS Energy
Duke Energy..............................  Duke Energy Corporation, a non-affiliated company
EITF.....................................  Emerging Issues Task Force
EPA......................................  U. S. Environmental Protection Agency
Ernst & Young............................  Ernst & Young LLP
FASB.....................................  Financial Accounting Standards Board
FERC.....................................  Federal Energy Regulatory Commission
Guardian ................................  Guardian Pipeline, L.L.C., in which Panhandle owns a one-third interest
Health Care Plan.........................  The medical, dental, and prescription drug programs offered to eligible employees of Panhandle, Consumers and CMS Energy
INGAA ...................................  Interstate Natural Gas Association of America
LNG......................................  Liquefied natural gas
LNG Holdings.............................  CMS Trunkline LNG Holdings, LLC, jointly owned by CMS Panhandle
                                           Holdings, LLC and Dekatherm Investor Trust
MACT.....................................  Maximum Achievable Control Technology
mcf......................................  Thousand cubic feet
MCV Partnership..........................  Midland Cogeneration Venture Limited Partnership in which Consumers has a 49 percent interest through CMS Midland
MD&A.....................................  Management's Discussion and Analysis

Moody's .................................  Moody's Investors Service, Inc.
OPEB.....................................  Postretirement benefit plans other than pensions for retired employees
Pan Gas Storage..........................  CMS Pan Gas Storage Company, a subsidiary of Panhandle Eastern Pipe
                                           Line Company, LLC
Panhandle................................  Panhandle Eastern Pipe Line Company, including all of its subsidiaries.  Panhandle is a wholly owned subsidiary of CMS Gas
                                           Transmission
Panhandle Eastern Pipe Line..............  Panhandle Eastern Pipe Line Company, a wholly owned subsidiary of CMS Gas
                                           Transmission
Panhandle Storage........................  CMS Panhandle Storage Company, a subsidiary of Panhandle Eastern Pipe
                                           Line Company
PCB......................................  Polychlorinated biphenyl
Pension Plan.............................  The trusteed, non-contributory, defined benefit pension plan of
                                           Panhandle, Consumers and CMS Energy
Sea Robin................................  Sea Robin Pipeline Company, a subsidiary of CMS Trunkline Gas Company,
                                           LLC
SEC......................................  U.S. Securities and Exchange Commission
SERP.....................................  Supplemental Executive Retirement Plan
SFAS.....................................  Statement of Financial Accounting Standards
SFAS No. 5...............................  SFAS No. 5, "Accounting for Contingencies"
SFAS No. 13..............................  SFAS No. 13 "Accounting for Leases"
SFAS No. 71..............................  SFAS No. 71, "Accounting for the Effects of Certain Types of
                                           Regulation"
SFAS No. 87..............................  SFAS No. 87, "Employers' Accounting for Pensions"
SFAS No. 106.............................  SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other
                                           Than Pensions"
SFAS No. 115.............................  SFAS No. 115, "Accounting for Certain Investments in Debt and Equity
                                           Securities"
SFAS No. 121.............................  SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and
                                           for Long-Lived Assets to be Disposed Of"
SFAS No. 133.............................  SFAS No. 133, "Accounting for Derivative Instruments and Hedging
                                           Activities, as amended and interpreted"
SFAS No. 142.............................  SFAS No. 142, "Goodwill and Other Intangible Assets"
SFAS No. 143.............................  SFAS No. 143, "Accounting for Asset Retirement Obligations"
SFAS No. 144.............................  SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived
                                           Assets"
SFAS No. 145.............................  SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64,
                                           Amendment of FASB Statement No. 13, and Technical Corrections"
SFAS No. 146.............................  SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal
                                           Activities"
SFAS No. 147.............................  SFAS No. 147, "Acquisitions of Certain Financial Institutions"

                      PANHANDLE EASTERN PIPE LINE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

SALE OF PANHANDLE

On December 21, 2002, CMS Energy reached a definitive agreement to sell Panhandle to Southern Union Panhandle Corp. The agreement calls for Southern Union Panhandle Corp., a newly formed entity owned by Southern Union Company and AIG Highstar Capital, L.P., to pay $662 million in cash and assume $1.166 billion in debt. Under terms of the agreement, CMS Energy was to retain Panhandle's ownership interests in the Centennial and Guardian pipeline projects, as well as certain of Panhandle's net deferred tax assets, all tax liabilities, and pension assets and liabilities. Panhandle has since sold its interest in Centennial and the Guardian interest is being transferred to Panhandle's direct parent, CMS Gas Transmission. The Panhandle transaction has been approved by the Board of Directors of each company and is subject to customary closing conditions, action by the Federal Trade Commission under the Hart-Scott-Rodino Act, and action by appropriate state regulators. For further information, see Subsequent Events section of this MD&A.

Panhandle's consolidated financial statements for the period ended September 30, 2002, have been restated as discussed below, pursuant to audit adjustments resulting from the re-audit of the consolidated financial statements for the years 2001 and 2000 of CMS Energy, Panhandle's parent company, which included audit work at Panhandle.

CHANGE IN AUDITORS AND RESTATEMENTS

In April 2002, CMS Energy's and Panhandle's Board of Directors, upon the recommendation of the Audit Committee of CMS Energy's Board and Panhandle's Board, voted to discontinue using Arthur Andersen to audit Panhandle's financial statements for the year ending December 31, 2002. CMS Energy and Panhandle previously retained Arthur Andersen to review its financial statements for the quarter ended March 31, 2002. In May 2002, the Board of Directors engaged Ernst & Young to audit CMS Energy's and Panhandle's financial statements for the year ending December 31, 2002.

In May 2002, as a result of certain financial reporting issues surrounding round-trip trading transactions at CMS MST, Arthur Andersen notified CMS Energy that Arthur Andersen's historical opinions on CMS Energy's financial statements for the fiscal years ended December 31, 2001 and December 31, 2000, could not be relied upon. As a result, Ernst & Young began the process of re-auditing CMS Energy's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000. Although Arthur Andersen's notification did not apply to separate, audited financial statements of Panhandle for the applicable years, the re-audit did include audit work at Panhandle for these years.

In connection with Ernst & Young's re-audit of the financial statements for fiscal years ended December 31, 2001 and December 31, 2000, Panhandle has determined to make, in consultation with Ernst & Young, certain adjustments to its consolidated financial statements for the fiscal year ended December 31, 2001 and subsequent quarters in 2002. Therefore, the consolidated financial statements for the first three quarters of 2001, the year ended December 31, 2001, and subsequent three quarters in 2002 have been restated from amounts previously reported.

The restatement of the financial statements includes; 1) adjustments for the consolidation of LNG Holdings, resulting in increased net income of $2 million for the nine months ended September 30, 2002; 2) reclassification of a portion of CMS capital loans made in 2001 to reflect a reduction to stockholder's equity and classification of the remaining amount of the notes receivable from CMS Capital as current assets; 3) system gas pricing adjustment resulting in an additional $3 million and $12 million of system gas inventory write-downs in the first nine months and twelve months of 2001, respectively, and; 4) a classification of a $5 million tax allocation from CMS Energy to reflect as a capital transaction instead of a charge against income and; 5) Other adjustments including SERP adjustments based on actuarial information at December 2001, resulting in a $1 million decrease in net income in 2001 and certain other reclassifications made to the consolidated balance sheet with no income statement impact.

In addition to restatements related to the re-audit, a goodwill write-down of $601 million ($369 million after-tax) was reflected retroactively to the first quarter of 2002 as a cumulative effect of change in accounting for goodwill, pursuant to the requirements of SFAS No. 142 (see Note 3, Goodwill Impairment and Subsequent Events -- Tax Related Accounts Receivable in this MD&A section).

As a result of CMS Energy's reconciliation of intercompany receivables and payables, certain adjustments were required between related party and third party receivables or payables at December 31, 2001 as well as September 30, 2002. There was no income impact related to these adjustments. In addition to the above restated items, certain reclassifications were made to the consolidated balance sheet for 2001 and 2002. A summary of the principal effects of the restatement on Panhandle's consolidated financial statements for the quarters of 2001 and 2002 is contained in Note 9, Restatement of Financial Statements.

MODIFIED MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis has been modified for the restatement, including the first and second quarters of 2002 and 2001 and should be read in combination with Panhandle's consolidated financial statements and notes to those statements included in this Form 10-Q/A and 2001 Form 10-K/A previously filed.

Panhandle, a subsidiary of CMS Energy, a holding company, is primarily engaged in the interstate transportation and storage of natural gas. Panhandle also owns a LNG regasification plant and related facilities (See Note 1, Corporate Structure and Basis of Presentation and Note 9, Restatement of Financial Statements). The rates and conditions for service of interstate natural gas transmission and storage operations of Panhandle as well as the LNG operations are subject to the rules and regulations of the FERC.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

The MD&A of this Form 10-Q/A should be read along with the MD&A and other parts of Panhandle's 2001 Form 10-K/A. This MD&A refers to, and in some sections specifically incorporates by reference, Panhandle's Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Statements and Notes. This report and other written and oral statements that Panhandle may make contain forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995. Panhandle's intentions with the use of the words "anticipates," "believes," "estimates," "expects," "intends," and "plans" and variations of such words and similar expressions, are solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause Panhandle's actual results to differ materially from those anticipated in such statements. Panhandle has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. Panhandle does, however discuss certain risk factors, uncertainties and assumptions in this MD&A and in Item 1 of the 2001 Form 10-K/A in the section entitled "Panhandle Forward-Looking Statements Cautionary Factors and Uncertainties" and in various public filings it periodically makes with the SEC.

In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, there are numerous factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements. Such factors include our inability to predict and/or control:

-    Achievement of operating synergies and revenue enhancements;

- Capital and financial market conditions, including current price of CMS Energy's Common Stock, and the effect on the Pension Plan, interest rates and availability of financing to CMS Energy, Consumers, Panhandle or any of their affiliates and the energy industry;

- CMS Energy, Consumers, Panhandle or any of their affiliates' securities ratings;

- Market perception of the energy industry, CMS Energy, Consumers, Panhandle, or any of their affiliates;

- Factors affecting operations such as unusual weather conditions, catastrophic weather-related damage, maintenance or repairs, environmental incidents, or gas producer constraints;

- National, regional and local economic, competitive, legislative, and regulatory conditions and developments;

- Adverse regulatory or legal decisions, including environmental laws and regulations;

- The increased competition caused by new pipeline and pipeline expansion projects that transport large additional volumes of natural gas to the Midwestern United States from Canada, which could reduce the volumes of gas transported by our natural gas transmission business or cause them to lower rates in order to meet competition;

- Energy markets, including the timing and extent of unanticipated changes in commodity prices for oil, coal, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems or other developments;

-    Technological developments in energy production, delivery and usage;

-    Changes in financial or regulatory accounting principles or policies;

- Outcome, cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

- Disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance and performance bonds;

- Capital spending requirements for safety, environmental or regulatory requirements that could consume capital resources and also result in depreciation expense increases not covered by additional revenues;

- Market and other risks associated with Panhandle's investment in the liquids pipeline business with the Centennial Pipeline venture;

- Other business or investment considerations that may be disclosed from time to time in CMS Energy's, Consumers' or Panhandle's SEC filings or in other publicly disseminated written documents; and

- Other uncertainties, which are difficult to predict and many of which are beyond our control.

In addition, there may be other matters which are unknown to Panhandle or are currently believed to be immaterial.

Panhandle designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact Panhandle's business and financial outlook. This Form 10-Q/A also describes material contingencies in Panhandle's Condensed Notes to Consolidated Financial Statements, and Panhandle encourages its readers to review these Notes. For information concerning events following the initial filing of the Form 10-Q, see Subsequent Events section in this MD&A.

COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002

In July 2002, the Sarbanes-Oxley Act of 2002 was enacted and requires companies to: 1) make certain certifications related to its financial statements and internal controls; and 2) make certain disclosures about its disclosure controls and procedures and internal controls as follows:

CEO AND CFO CERTIFICATIONS

The Sarbanes-Oxley Act of 2002 requires the CEOs and CFOs of public companies to make certain certifications relating to their Form 10-Q's, including the financial statements. Following the restatement of the third quarter Form 10-Q and completion of re-audit work by Ernst & Young, Panhandle has included CEO and CFO certifications with this report.

DISCLOSURE AND INTERNAL CONTROLS

Panhandle's CEO and CFO are responsible for establishing and maintaining Panhandle's disclosure controls and procedures. Management, under the direction of Panhandle's principal executive and financial officers has evaluated the effectiveness of Panhandle's disclosure controls as of February 17, 2003. It is their opinion that, based on this evaluation, Panhandle's disclosure controls and procedures are effective to ensure that material information has been presented and properly disclosed, particularly during the third quarter of 2002. There have been no significant changes in Panhandle's internal controls that could significantly affect internal controls subsequent to February 17, 2003.

The following information is provided to facilitate increased understanding of the Consolidated Financial Statements and accompanying Notes of Panhandle and should be read in conjunction with these financial statements. Because all of the outstanding common stock of Panhandle Eastern Pipe Line is owned by a wholly-owned subsidiary of CMS Energy, the following discussion uses the reduced disclosure format permitted by Form 10-Q for issuers that are wholly-owned direct or indirect subsidiaries of reporting companies.

RESULTS OF OPERATIONS

The following results of operations and related explanations include LNG Holdings as a consolidated entity (see Note 9, Restatement of Financial Statements -- Consolidation of LNG Holdings).

PANHANDLE CONSOLIDATED RESULTS OF OPERATIONS:


Net Income (Loss)
-----------------------------------------------------------------------------------------------------------------------
September 30                                                        2002                    2001            In Millions
                                                                 As Restated            As Restated              Change
-----------------------------------------------------------------------------------------------------------------------
Three months ended                                                   $13                     $9                    $4
Nine months ended                                                   (315)                    54                  (369)
=======================================================================================================================



                                                                                                      In Millions
-----------------------------------------------------------------------------------------------------------------------
                                                                           Three Months               Nine Months
                                                                        Ended September 30         Ended September 30
                                                                           2002 vs 2001               2002 vs 2001
Reasons for the change:                                                     As Restated               As Restated
-----------------------------------------------------------------------------------------------------------------------
Reservation revenue                                                            $  (2)                  $  (6)
LNG terminalling revenue                                                          (5)                    (25)
Commodity revenue                                                                 (1)                     (6)
Equity earnings and other revenue                                                 (4)                     (6)
Operation, maintenance, general and administrative                                11                      22
Depreciation and amortization                                                      5                      12
Other operating expenses                                                           2                       4
Other income, net                                                                  -                       1
Interest charges                                                                   1                       6
Minority interest                                                                 (1)                     (3)
Income taxes                                                                      (2)                      -
Extraordinary item                                                                 -                       1
Cumulative effect - change in accounting for
  goodwill, net of tax                                                             -                    (369)
                                                                    ---------------------------------------------------
Total change                                                                   $   4                   $(369)
=======================================================================================================================

Net Income (Loss)
-------------------------------------------------------------------------------------------------------------------------
                                                                  2002              2001             In Millions
June 30                                                       As Restated       As Restated               Change
-------------------------------------------------------------------------------------------------------------------------
Three months ended                                                $12                    $8                $4
Six months ended                                                 (328)                   45              (373)




                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------------
                                                                              Three Months             Six Months
                                                                              Ended June 30           Ended June 30
                                                                              2002 vs 2001            2002 vs 2001
Reasons for the change:                                                       As Restated             As Restated
-------------------------------------------------------------------------------------------------------------------------
Reservation revenue                                                             $  (4)                  $  (4)
LNG terminalling revenue                                                           (5)                    (20)
Commodity revenue                                                                   1                      (5)
Equity earnings and other revenue                                                  (1)                     (2)
Operation, maintenance, general and administrative                                 10                      11
Depreciation and amortization                                                       3                       7
Other operating expenses                                                            1                       2
Other income, net                                                                   -                       1
Interest charges                                                                    2                       5
Minority interest                                                                  (1)                     (2)
Income taxes                                                                       (3)                      2
Extraordinary item                                                                  1                       1
Cumulative effect - change in accounting for
  goodwill, net of tax                                                              -                    (369)
                                                                       --------------------------------------------------
Total change                                                                    $   4                   $(373)
=========================================================================================================================

Net Income (Loss)
--------------------------------------------------------------------------------------------------------------------
March 31                                                             2002               2001            In Millions
                                                                  As Restated       As Restated              Change
--------------------------------------------------------------------------------------------------------------------

Three months ended                                                   $(340)              $37                 $(377)
====================================================================================================================




                                                                                    In Millions
--------------------------------------------------------------------------------------------------
                                                                                   Three Months
                                                                                  Ended March 31
                                                                                   2002 vs 2001
Reasons for the change:                                                             As Restated
--------------------------------------------------------------------------------------------------
Reservation revenue                                                                    $   -
LNG terminalling revenue                                                                 (15)
Commodity revenue                                                                         (6)
Equity earnings and other revenue                                                         (1)
Operation, maintenance, general and administrative                                         1
Depreciation and amortization                                                              4
Other operating expenses                                                                   1
Other income, net                                                                          1
Interest charges                                                                           3
Minority interest                                                                         (1)
Income taxes                                                                               5
Extraordinary item                                                                         -
Cumulative effect -- change in accounting for
  goodwill, net of tax                                                                  (369)
                                                                                ------------------
Total change                                                                           $(377)
==================================================================================================


RESERVATION REVENUE: For the three and nine month periods ended September 30, 2002, reservation revenue decreased $2 million and $6 million, respectively, due to lower average rates on capacity sold, continuing a trend.

For the three and six month periods ended June 30, 2002, reservation revenue decreased $4 million due to lower average rates on capacity sold.

For the three month period ended March 31, 2002, reservation revenue remained unchanged from the same period in 2001.

LNG TERMINALLING REVENUE: For the three and nine month periods ended September 30, 2002, LNG terminalling revenue decreased $5 million and $25 million, respectively. In May 2001, Trunkline LNG signed an agreement with BG LNG Services that provides for a 22-year contract for the existing uncommitted long-term capacity at the company's facility, the ("BG LNG Services Contract"). The 22-year contract, in conjunction with new rates which became effective in January 2002 (see Note 2,

Regulatory Matters), along with higher natural gas prices in the first nine months of 2001, resulted in reduced revenues for Trunkline LNG from 2001 levels.

For the three and six month periods ended June 30, 2002, LNG terminalling revenue decreased $5 million and $20 million, respectively, due to the BG LNG Services Contract, in conjunction with new rates and higher natural gas prices in the first six months of 2001.

For the three month period ended March 31, 2002, LNG terminalling revenue decreased $15 million due to the BG LNG Services Contract, in conjunction with new rates and higher natural gas prices in the first three months of 2001.

COMMODITY REVENUE: For the three month and nine month periods ended September 30, 2002, commodity revenue decreased $1 million and $6 million, respectively, primarily due to decreased natural gas transportation volumes. Volumes decreased 9 percent in the third quarter and first nine months of 2002 versus 2001 due to higher storage levels entering the summer months of 2002, which reduced transportation volumes to fill storage in the second and third quarters of 2002, and an unseasonably mild winter in the Midwest market area in early 2002.

For the three months ended June 30, 2002, commodity revenue increased $1 million primarily due to an increase in natural gas transportation volumes delivered compared to the same time period during 2001. For the six months ended June 30, 2002, commodity revenue decreased $5 million primarily due to decreased natural gas transportation volumes delivered for the first half of 2002 compared to the first half of 2001. Volumes decreased 8 percent from the first six months of 2001 primarily due to an unseasonably warm winter in the Midwest market area in early 2002.

For the three month period ended March 31, 2002, commodity revenue decreased by $6 million primarily due to decreased natural gas transportation volumes delivered for the first quarter of 2002 compared to the first quarter of 2001. Volumes decreased 15 percent from 2001 primarily due to an unseasonably warm winter in the Midwest market area in 2002.

EQUITY EARNINGS AND OTHER REVENUE: Equity earnings and other revenue for the three month and nine month periods ended September 30, 2002, decreased $4 million and $6 million, respectively. The decreases were primarily due to equity losses of $2 million and $5 million, respectively, in the three and nine month periods ended September 30, 2002, related to the Centennial Pipeline equity investment (for further information, see Subsequent Events -- Sale of Centennial section of this MD&A). Other revenue for the nine months ended September 30, 2002 includes a non-recurring gain of $4 million in the first quarter of 2002 for the settlement of Order 637 matters related to capacity release and imbalance penalties (see Note 2, Regulatory Matters), equaling a non-recurring gain related to a gas purchase contract in the first quarter of 2001.

Equity earnings and other revenue for the three month and six month periods ended June 30, 2002, decreased $1 million and $2 million, respectively. The decreases were primarily due to equity losses of $1 million and $2 million, respectively, in the three and six month periods ended June 30, 2002 related to the Centennial Pipeline equity investment. Other revenue for the six months ended June 30, 2002, includes a non-recurring gain of $4 million in the first quarter of 2002 for the settlement of Order 637 matters related to capacity release and imbalance penalties (see Note 2, Regulatory Matters), equaling a non-recurring gain related to a gas purchase contract in the first quarter of 2001.

Equity earnings and other revenue for the three month period ended March 31, 2002, decreased $1 million. The decrease was primarily due to equity losses of $1 million related to the Centennial Pipeline equity investment. Other revenue for the three months ended March 31, 2002, includes a non-recurring gain of $4 million in the first quarter of 2002 for the settlement of Order 637 matters related to capacity release and imbalance penalties (see Note 2, Regulatory Matters), equaling a non-recurring gain related to a gas purchase contract in the first quarter of 2001.

OPERATION, MAINTENANCE, GENERAL AND ADMINISTRATIVE: Operation, maintenance, general and administrative expenses were reduced by $11 million and $22 million in the third quarter and first nine months of 2002, respectively. Panhandle operating expenses were lower due to $8 million and $4 million of lower of cost or market adjustments to Panhandle's system gas inventory recorded in the second and third quarters of 2001, respectively. Panhandle general and administrative expenses in the third quarter and first nine months of 2002 decreased by $7 million for both periods due to reduced corporate charges and insurance costs for property and liability coverage. Panhandle expenses for the first nine months of 2002 were also reduced by a non-recurring adjustment in the first quarter of 2002 of $3 million for lower final incentive plan payouts approved in 2002 for 2001 awards.

Operation, maintenance, general and administrative expenses were reduced by $10 million and $11 million in the second quarter and first six months of 2002, respectively. Panhandle operating expenses were lower due to $8 million of lower of cost or market adjustments to Panhandle's current system gas inventory recorded in the second quarter of 2001. Panhandle general and administrative expenses in the second quarter and first six months of 2002 remained unchanged. Panhandle expenses for the first six months of 2002 were also reduced by a non-recurring adjustment in the first quarter of 2002 of $3 million for lower final incentive plan payouts approved in 2002 for 2001 awards.

Operation, maintenance, general and administrative expenses were reduced by $1 million in the first quarter of 2002 primarily due to lower final incentive plan payouts approved in 2002 for 2001 awards.

OTHER OPERATING EXPENSES: Other operating expenses were reduced by $7 million and $16 million in the third quarter and first nine months of 2002, respectively. For the three month and nine month periods ended September 30, 2002, depreciation and amortization expense was reduced by $5 million and $12 million, respectively, primarily due to adoption of SFAS No. 142. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life. Instead, goodwill amounts are subject to a fair-value based impairment assessment. Panhandle has completed the goodwill impairment testing which resulted in a $601 million pretax write-down ($369 million after-tax) under the new standard, reflected retroactively to the first quarter of 2002, as a cumulative effect of change in accounting for goodwill. For further information, see Note 1, Corporate Structure and Basis of Presentation, Note 3, Goodwill Impairment, and Subsequent Events - Goodwill section of this MD&A.

Other operating expenses were reduced by $4 million and $9 million in the second quarter and first six months of 2002, respectively. For the three month and six month periods ended June 30, 2002 depreciation and amortization expense was reduced by $3 million and $7 million, respectively, primarily due to adoption of SFAS No. 142. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life. Instead, goodwill amounts are subject to a fair-value based impairment assessment. Panhandle has completed the goodwill impairment testing which resulted in a $601 million pretax write-down ($369 million after-tax) under the new standard, restated to the first quarter of 2002, and reflected such change as a cumulative effect of change in accounting for goodwill. For further information, see Note 1, Corporate Structure and Basis of Presentation, Note 3, Goodwill Impairment, and Subsequent Events section of this MD&A.

Other operating expenses were reduced by $5 million in the first quarter of 2002. For the three month period ended March 31, 2002 depreciation and amortization expense was reduced by $4 million primarily due to adoption of SFAS No. 142. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life. Instead, goodwill amounts are subject to a fair-value based impairment assessment. Panhandle has completed the goodwill impairment testing which resulted in a $601 million pretax write-down ($369 million after-tax) under the new standard, restated to the first quarter of 2002, and reflected such change as a cumulative effect of change in accounting for goodwill. For further information, see Note 1, Corporate Structure and Basis of Presentation, Note 3, Goodwill Impairment, and Subsequent Events section of this MD&A.

INTEREST CHARGES: Interest Charges were reduced by $1 million and $6 million in the third quarter and first nine months of 2002, respectively, primarily due to $313 million of reductions of long-term debt principal in December 2001, April 2002 and May 2002, partially offset by interest on additional debt of LNG Holdings which is now consolidated (see Note 9, Restatement of Financial Statements -- Consolidation of LNG Holdings). In March 2002, Panhandle executed a fixed-to-floating interest rate swap with notional amounts totaling $175 million related to existing notes to take advantage of lower short-term interest rates, which reduced interest expense on the consolidated income statement compared to the prior year. In June 2002, Panhandle unwound the swaps to monetize an increase in the market value of the fixed to floating rate position. The resulting cash gain of approximately $3 million will be amortized to income through the second and third quarters of 2004, which are the maturity dates of the original debt instruments that were hedged. Interest charges were also reduced by a non-recurring gain of $2 million in the first quarter of 2002 for reversal of interest expense related to the settlement of Order 637. Interest cost decreases due to reductions in debt principal and amortization of the gain on the swap unwind were partially offset by credit fees and other interest charges of $1 million in the third quarter of 2002 related to Centennial, Guardian and LNG Holdings. For further discussion of Panhandle's long-term debt and guarantees, see Note 6, Debt Rating Downgrades.

Interest Charges were reduced by $2 million and $5 million in the second quarter and first six months of 2002, respectively, primarily due to $313 million of reductions of long-term debt principal in December 2001, April 2002 and May 2002, partially offset by interest on additional debt of LNG Holdings which is now consolidated (see Note 9, Restatement of Financial Statements -- Consolidation of LNG Holdings). In March 2002, Panhandle executed a fixed-to-floating interest rate swap with notional amounts totaling $175 million related to existing notes to take advantage of lower short-term interest rates, which reduced interest expense on the consolidated income statement compared to the prior year. In June 2002, Panhandle unwound the swap to monetize an increase in the market value of the fixed to floating rate position. The resulting cash gain of approximately $3 million will be amortized to income through the second and third quarters of 2004, which are the maturity dates of the original debt instruments that were hedged. Interest charges were also reduced by a non-recurring gain of $2 million in the first quarter of 2002 for reversal of interest expense related to the settlement of Order 637. For further discussion of Panhandle's long-term debt and guarantees, see Note 6, Debt Rating Downgrades.

Interest Charges were reduced by $3 million in the first quarter of 2002, primarily due to a non-recurring gain of $2 million in the first quarter of 2002 for reversal of interest expense related to the settlement of Order 637. In March 2002, Panhandle executed a fixed-to-floating interest rate swap with notional amounts totaling $175 million related to existing notes to take advantage of lower short-term interest rates, which reduced interest expense on the consolidated income statement compared to the prior year. In June 2002, Panhandle unwound the swap to monetize an increase in the market value of the fixed to floating rate position. The resulting cash gain of approximately $3 million will be amortized to income through the second and third quarters of 2004, which are the maturity dates of the original debt instruments that were hedged. For further discussion of Panhandle's long-term debt and guarantees, see Note 6, Debt Rating Downgrades.

INCOME TAXES: Income taxes increased $2 million and remained unchanged in the third quarter and first nine months of 2002, as compared to the same periods of 2001, due to corresponding changes in pretax income.

Income taxes increased $3 million and decreased $2 million in the second quarter and first half of 2002, as compared to the same periods of 2001, due to corresponding changes in pre-tax income.

Income taxes decreased $5 million in the first quarter ending March 31, 2002, as compared to the same period of 2001, due to corresponding changes in pre-tax income.

RESTATED QUARTERLY FINANCIAL DATA (UNAUDITED): The financial information listed above is reflective of Panhandle's consolidated financial statements pursuant to audit adjustments resulting from the re-audit of the consolidated financial statements for the years ended 2001 and 2000 of CMS Energy, Panhandle's parent company, which included audit work at Panhandle. For detailed information about the restatement of Panhandle's Consolidated Financial Statements reflecting these adjustments, see Explanatory Note at the beginning of this Form 10-Q/A, Change in Auditors and Restatements in this MD&A section, Note 9, Restatement of Financial Statements and Note 11, Restated Quarterly Financial Data (Unaudited).

CRITICAL ACCOUNTING POLICIES

Presenting financial statements in accordance with generally accepted accounting principles requires using estimates, assumptions, and accounting methods that are often subject to judgment. Presented below are the accounting policies and assumptions that Panhandle believes are most critical to both the presentation and understanding of its financial statements. Applying these accounting policies to financial statements can involve very complex judgments. Accordingly, applying different judgments, estimates or assumptions could result in a different financial presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain accounting principles require subjective and complex judgments used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgment, estimates or assumptions that are used. Such estimates and assumptions, include, but are not specifically limited to: depreciation and amortization, interest rates, discount rates, future commodity prices, mark-to-market valuations, investment returns, volatility in the price of CMS Energy Common Stock, impact of new accounting standards, future compliance costs associated with environmental regulations and continuing creditworthiness of counterparties. Actual results could materially differ from those estimates.

ACCOUNTING FOR RETIREMENT BENEFITS

Panhandle uses SFAS No. 87 to account for pension costs and uses SFAS No. 106 to account for other postretirement benefit costs. These statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses require the expertise of actuaries and are subject to many assumptions, including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year. As of January 2002, OPEB Plan claims are paid from VEBA trusts. The Pension Plan, and OPEB Plan in which Panhandle participate, net of contributions, have decreased in value from the previous year due to a downturn in the equities market and a decrease in the price of CMS stock. If the Pension Plan's Accumulated Benefit Obligation exceeds the value of the Pension Plan's assets at December 31, 2002, Panhandle will be required to recognize an additional minimum liability for a share of this excess in accordance with SFAS No. 87. Panhandle cannot predict the future fair value of the Plan's assets but it is probable, without significant appreciation in the value of the Plan's assets, that Panhandle will need to book an additional minimum liability through a charge to accumulated other comprehensive loss on the consolidated balance sheet. Panhandle also expects to see an increase in pension and OPEB expense levels over the next few years unless market performance improves. For further information, see Outlook - Other Matters - Retirement Benefit Costs section of this MD&A.

ACCOUNTING FOR DERIVATIVES: Panhandle has interest-rate related derivative instruments to manage its exposure on its debt instruments and does not enter into derivative instruments for any purpose other than hedging purposes. That is, Panhandle does not speculate using derivative instruments.

Interest rate swap agreements are used to reduce interest rate risks and to manage interest expense. By entering into these agreements, Panhandle generally converts floating-rate debt into fixed-rate debt. This reduces Panhandle's risk of incurring higher interest costs in periods of rising interest rates. Interest differentials to be paid or received because of swap agreements are reflected as an adjustment to interest expense.

The fair value of interest rate swap agreements was $19 million pre-tax, $12 million net of tax at September 30, 2002. Current market pricing models were used to estimate fair values of interest rate swap agreements. In accordance with SFAS No. 133, a $12 million after-tax charge was recorded to accumulated other comprehensive loss on the consolidated balance sheet.

RELATED PARTY TRANSACTIONS

Panhandle enters into a number of significant transactions with related parties. These transactions include revenues for the transportation of natural gas for Consumers, CMS MST and the MCV Partnership which are based on regulated prices, market prices or competitive bidding. Related party expenses include payments for services provided by affiliates and payment of overhead costs to CMS Gas Transmission and CMS Energy, as well as allocated benefit plan costs. Other income is primarily interest income from the Note receivable - CMS Capital.

NEW ACCOUNTING STANDARDS

In addition to the identified critical accounting policies discussed above, future results will be affected by new accounting standards that recently have been issued.

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

SFAS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: Issued by the FASB on April 30, 2002, this Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets the criteria set forth in APB Opinion No. 30. The provisions of this section are applicable to fiscal years beginning 2003. Panhandle is currently studying the effects of the new standard, but has yet to quantify the effects, if any, of adoption on its financial statements. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have similar economic impacts to sale-leaseback transactions. This provision is effective for transactions occurring and financial statements issued after May 15, 2002.

SFAS NO. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES:
Issued by the FASB in July 2002, this standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supersedes previous accounting guidance, EITF No. 94-3, "Liability recognition for Certain Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred In a Restructuring)." This standard is effective for exit or disposal activities initiated after December 31, 2002. The scope of SFAS No.146 includes, (1) costs related to termination benefits of employees who are involuntarily terminated, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. Panhandle believes there will be no impact on its financial statements upon adoption of the standard.

SFAS NO. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS: Issued by the FASB in October 2002, this standard amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and amends other pronouncements issued previously which are unrelated to the business of Panhandle. These provisions are effective for transactions occurring on or after October 1, 2002. Panhandle is currently studying the effects of the new standard, but has yet to quantify the effects of adoption on its financial statements.

LIQUIDITY

CMS ENERGY FINANCIAL CONDITION

In July of 2002, the credit ratings of the publicly traded securities of CMS Energy and Panhandle were downgraded by the major rating agencies. The ratings downgrade for both companies' securities was largely a function of the uncertainties associated with CMS Energy's financial condition and liquidity, the special committee investigation of the round trip trading, restatement and re-audit of 2000 and 2001 financial statements, and lawsuits, that directly affects and limits CMS Energy's access to the capital markets.

As a result of certain of these downgrades, contractual rights were triggered in several contractual arrangements between Panhandle and third parties, as described in the Panhandle Financial Condition section below.

In response to the July debt downgrades, CMS Energy and its subsidiaries Consumers and Enterprises have replaced or restructured several of its existing unsecured credit facilities with secured credit facilities. The new facilities have conditions requiring mandatory prepayment of borrowings from asset sales, debt issuances and/or equity issuances, impose certain dividend restrictions and grant the applicable bank groups either first or second liens on the capital stock of Enterprises and its major direct and indirect domestic subsidiaries, including Panhandle Eastern Pipe Line (but excluding subsidiaries of Panhandle Eastern Pipe Line).

CMS Energy's liquidity and capital requirements are generally a function of its results of operations, capital expenditures, contractual obligations, working capital needs and collateral requirements. CMS Energy has historically met its consolidated cash needs through its operating and investing activities and, as needed, through access to bank financing and the capital markets. For the remainder of 2002 and during 2003, CMS Energy has contractual obligations and planned capital expenditures that would require substantial amounts of cash. CMS Energy and its subsidiaries also have approximately $1.6 billion of publicly issued and credit facility debt maturing in 2003. In addition, CMS Energy may also become subject to liquidity demands pursuant to commercial commitments under guaranties, indemnities and letters of credit as indicated above.

CMS Energy is addressing its near-to-mid-term liquidity and capital requirements through a financial improvement plan which involves the sale of non-strategic and under-performing assets, reduced capital expenditures, cost reductions and other measures. As noted elsewhere in this MD&A, CMS Energy has improved its liquidity through asset sales, with a total of approximately $2.7 billion in cash proceeds from such sales over the past two years. CMS Energy believes that further targeted assets sales, together with further reductions in operating expenses and capital expenditures, will also contribute to improved liquidity. CMS Energy believes that, assuming the successful implementation of its financial improvement plan, its current level of cash and borrowing capacity, along with anticipated cash flows from operating and investing activities, will be sufficient to meet its liquidity needs through at least 2003, including the approximately $1.6 billion in 2003 debt maturities.

As discussed above, CMS Energy's, Consumers' and Panhandle's financial statements are being restated, and as a result, CMS Energy, Consumers and Panhandle were unable to deliver certified September 30, 2002 financial statements to lenders as required under certain bank facilities. Consumers was able to secure waivers of this requirement until February 28, 2003, at which time they provided the lenders with the required financial statements. Panhandle was able to secure a waiver until April 30, 2003 and intends to provide the required financial statements by that date. Should they be unable to do so, they could be declared to be in default and the debt thereunder could be accelerated and become immediately due and payable.

CMS Energy's January 15, 1994 indenture restricts CMS Energy from incurring additional indebtedness when the debt ratio is in excess of 75 percent. CMS Energy expects that the aggregate effect of non-cash charges to equity and the reconsolidation of debt on the balance sheet anticipated to occur in the fourth quarter of 2002 will result in a year end debt ratio in excess of 75 percent. In this event, CMS Energy and certain of its subsidiaries other than Consumers will be restricted from incurring new indebtedness until this condition is remedied. This restriction will not prevent CMS Energy from refinancing existing indebtedness or incurring up to $1 billion in bank financing. This debt ratio could be significantly reduced if CMS Energy decided to proceed with its sale of Panhandle, its sale of CMS Field Services, other asset sales or other options such as the securitization of additional assets at Consumers.

It should be noted, that CMS Energy has historically met its liquidity needs through a combination of operating and investing activities, including through access to bank financing and the capital markets. As a result of the impact of the re-audit and pending restatement, ratings downgrades and related changes in its financial situation, CMS Energy's access to bank financing and the capital markets and its ability to incur additional indebtedness may be restricted. There can be no assurance that the financial improvement plan will be successful, or the necessary bank waivers will be obtained and the debt ratio lowered. A failure to achieve any of these goals could have a material adverse effect on CMS Energy's liquidity and operations. In such event, it would be required to consider the full range of strategic measures available to companies in similar circumstances.

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

In December 2001, $75 million of the proceeds from the Trunkline LNG monetization transaction came to Panhandle in the form of a note payable to LNG Holdings. Panhandle, as a result of its debt ratings downgrade to below investment grade, can be required to pay on demand the remaining principal and accrued interest at any time while such downgrades exist. At September 30, 2002, Panhandle's remaining balance (which eliminates in consolidation) on the $75 million note payable to LNG Holdings was approximately $66 million. Dekatherm Investor Trust has agreed not to make demand for payment before November 22, 2002 in return for a fee and an agreement for Panhandle to acquire Dekatherm Investor Trust's interest in LNG Holdings. When Panhandle acquires Dekatherm Investor Trust's interest, it will then own 100 percent of LNG Holdings and will not demand payment on the note payable to LNG Holdings. For further information, see Subsequent Events - Acquisition of Dekatherm Investor Trust's Interest
section in this MD&A.

In conjunction with the Centennial and Guardian pipeline projects, Panhandle has provided guarantees related to the project financings during the construction phases and initial operating periods. On July 17, 2002, following the Panhandle debt downgrades by Moody's and S&P, the lender sent notice to Panhandle, pursuant to the terms of the guaranty agreements, requiring Panhandle to provide acceptable credit support for its pro rata portion of those construction loans, which aggregate $110 million including anticipated future draws. On September 27, 2002 Centennial's other partners provided credit support of $25 million each in the form of guarantees to the lender to cover Panhandle's obligation of $50 million of loan guarantees. The partners will be paid credit fees by Panhandle on the outstanding balance of the guarantees for any periods for which they are in effect. This additional credit support does not remove Panhandle from its original $50 million obligation.

In October 2002, Panhandle provided a letter of credit to the lenders which constitutes acceptable credit support under the Guardian financing agreement. This letter of credit was cash collateralized by Panhandle with approximately $63 million. As of September 30, 2002, Panhandle has also provided $16 million of equity contributions to Guardian.

As a result of the restatements, Panhandle was unable to deliver certified September 30, 2002 financial statements to the LNG Holdings lenders as required under that credit facility. Panhandle received a waiver of this requirement until April 30, 2003 and intends to provide the required financial statements by that date. Should they be unable to do so, they could be declared to be in default under its credit facility and the debt thereunder could be accelerated and become immediately due and payable (for further information, see Subsequent Events - LNG Waiver section of this MD&A).

Due to liquidity issues related to CMS Energy and subsidiaries, which could affect Panhandle's ability to draw on the full amount of the Note receivable from CMS Capital, and since such amounts have not all been repaid prior to issuance of the financial statements, Panhandle determined and Ernst & Young has concurred that $150 million of the Note receivable from CMS Capital should be reclassified as a reduction of stockholder's equity in 2001. At September 30, 2002, the restated Note receivable - CMS Capital balance was $102 million (see
Note 9, Restatement of Financial Statements - Reclassification of $150 million of Note Receivable from CMS Capital).

At September 30, 2002, Accounts receivable includes $19 million of tax related receivables from CMS Energy due in November 2002. Due to CMS Energy's financial condition, the liquidity of these receivables is potentially adversely affected and funds may not be available to Panhandle when amounts are due.

OUTLOOK

Panhandle is a leading United States interstate natural gas pipeline system and also has a significant ownership interest in the nation's largest operating LNG receiving terminal and intends to optimize results through expansion and better utilization of its existing facilities and construction of new facilities. This involves providing additional transportation, storage and other asset-based value-added services to customers such as gas-fueled power plants, local distribution companies, industrial and end-users, marketers and others. Panhandle also has a one-third interest in Guardian Pipeline, L.L.C., which is currently constructing a 141-mile, 36-inch pipeline from Illinois to southeastern Wisconsin for the transportation of natural gas beginning late 2002. Upon completion of the project, Trunkline will operate and maintain the pipeline. Panhandle also has a one-third interest in the Centennial Pipeline LLC which operates a 795-mile, 26 inch pipeline extending from the U.S. Gulf Coast to Illinois for the transportation of interstate refined petroleum products. The pipeline began commercial service in April 2002. In April 2001, FERC approved Trunkline's rate settlement without modification. The settlement resulted in Trunkline reducing its maximum rates in May 2001. The reduction is expected to reduce revenues by approximately $2 million annually. For further information, see Note 2, Regulatory Matters.

In October 2001, Trunkline LNG announced the planned expansion of the Lake Charles, Louisiana facility to approximately 1.2 bcf per day of sendout capacity, up from its current sendout capacity of 630 million cubic feet per day. The terminal's storage capacity will also be expanded to 9 bcf from its current storage capacity of 6.3 bcf. On August 27, 2002 the FERC issued a "Preliminary Determination on Non-Environmental Issues" recommending approval of the planned expansion project. The FERC's July 2002 Environmental Assessment determined that the Trunkline LNG expansion facilities do not constitute a major federal action significantly affecting the environment and recommended certain compliance and mitigation measures. Comments on the Environmental Assessment were filed on August 30, 2002. The application for a certificate of public convenience and necessity of the expansion is still pending final FERC action. The expanded facility is currently expected to be in operation by January 2006 pending final FERC approvals. The expansion expenditures are currently expected to be funded by Panhandle loans or equity contributions to LNG Holdings, which would be sourced by operating cash flows, capital markets or other funding.

In October 2001, CMS Energy and Sempra Energy announced an agreement to jointly develop a major new LNG receiving terminal to bring natural gas supplies into northwestern Mexico and southern California. Since the October 2001 announcement, CMS Energy has adjusted its role in the development of the terminal since CMS Energy's top priority is to reduce debt and improve the balance sheet which will require restraint in capital spending. As a result, Panhandle will not be an equity partner in the project but is negotiating to participate as the LNG plant operator and will also provide technical support during the development of the project which is currently estimated to commence commercial operations in 2006.

In August 2002, CMS Energy began exploring the sale of Panhandle and CMS Field Services business units as part of its ongoing effort to strengthen its balance sheet, improve its credit ratings and enhance financial flexibility. The companies considered for sale include Panhandle Eastern Pipe Line, CMS Trunkline, Sea Robin, Pan Gas Storage and Panhandle's interests in LNG Holdings, Guardian and Centennial. CMS Energy had previously announced an intention to sell Panhandle's separate interest in Centennial but these separate efforts are being discontinued. CMS Energy has begun assessing the market's interest in purchasing the pipeline and field services businesses and it is reviewing the financial, legal and regulatory issues associated with the possible sale.

TAX LOSS ALLOCATION: The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a five-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back a consolidated 2001 tax loss to tax years 1996 through 1999 and obtain refunds of prior years tax payments totaling $217 million. The tax loss carryback, however, resulted in a reduction in alternative minimum tax credit carryforwards that previously had been recorded by CMS Energy as deferred tax assets in the amount of $41 million. This one-time non-cash reduction in alternative minimum tax credit carryforwards was originally reflected in the tax provisions of CMS Energy and allocated to each of its consolidated subsidiaries, as of September 2002, according to their contributions to the consolidated CMS Energy tax loss; of which $5 million was allocated to Panhandle under the CMS Energy tax sharing agreement.

Panhandle has recorded the $5 million tax liability as a return of capital to CMS Energy, a capital transaction instead of as a charge against income, since the liability did not arise as a result of a tax expense at Panhandle on a separate return basis. In December 2002, Panhandle received a $29 million tax sharing payment from CMS Energy for its allocable portion of CMS Energy's 2001 federal income tax refund. This represented $34 million of allocated income tax refund net of the $5 million of allocated reduced AMT credit carryforwards.

In August of 2002, the FERC issued a Notice of Proposed Rulemaking concerning the management of funds from a FERC-regulated subsidiary by a non-FERC regulated parent. The proposed rule would establish limits on the amount of funds that could be swept from a regulated subsidiary to a non-regulated parent under cash management programs. The proposed rule would require written cash management arrangements that would specify the duties and restrictions of the participants, the methods of calculating interest and allocating interest income and expenses, and the restrictions on deposits or borrowings by money pool members. These cash management agreements would also require participants to provide documentation of certain transactions. In the NOPR, the FERC proposed that to participate in a cash management or money pool arrangement, FERC-regulated entities would be required to maintain a minimum proprietary capital balance (stockholder's equity) of 30 percent and both the FERC-regulated entity and its parent would be required to maintain investment grade credit ratings. A final rule has not yet been issued by FERC.

UNCERTAINTIES: Panhandle's results of operations and financial position may be affected by a number of trends or uncertainties that have, or Panhandle reasonably expects could have, a material impact on income from continuing operations and cash flows. Such trends and uncertainties include: 1) the increased competition in the market for transmission of natural gas to the Midwest causing pressure on prices charged by Panhandle; 2) the current market conditions causing more contracts to be of shorter duration, which may increase revenue volatility; 3) the increased potential for declining financial condition of certain customers within the industry due to recession and other factors; 4) exposure to customer concentration with a significant portion of revenues realized from a relatively small number of customers; 5) the possibility of decreased demand for natural gas resulting from a downturn in the economy and scaling back of new power plants; 6) the impact of any future rate cases or FERC actions or orders, for any of Panhandle's regulated operations; 7) impact of current initiatives for additional federal rules and legislation regarding pipeline security and safety; 8) capital spending requirements for safety, environmental or regulatory requirements that could consume capital resources and also result in depreciation expense increases not covered by additional revenues; 9) market and other risks associated with Panhandle's investment in the liquids pipeline business with the Centennial Pipeline venture; 10) increased security and insurance costs as a result of the September 11, 2001 terrorist attack in the United States; it is not certain what these cost levels will be or to what extent these additional costs will be recoverable through Panhandle's rates 11) the impact of CMS Energy and its subsidiaries' distressed financial condition and ratings downgrades on Panhandle's liquidity and costs of operating, including Panhandle's reduced ability to draw on the CMS Capital loan and current limited access to capital markets; and 12) the effects of changing regulatory and accounting related matters resulting from current events. For further information about uncertainties, see Note 5, Commitments and Contingencies.

OTHER MATTERS

CUSTOMER CONCENTRATION

During the first nine months of 2002, sales to Proliance Energy, LLC, a nonaffiliated gas marketer, accounted for 15 percent of Panhandle's consolidated revenues, sales to BG LNG Services LLC a nonaffiliated gas marketer, accounted for 13 percent and sales to subsidiaries of CMS Energy accounted for 13 percent of Panhandle's consolidated revenues. No other customer accounted for 10 percent or more of consolidated revenues during the same period. Aggregate sales to Panhandle's top 10 customers accounted for 67 percent of revenues during the first nine months of 2002.

RETIREMENT BENEFIT COSTS

Panhandle, through its parent CMS Energy, provides post retirement benefits under its Pension Plan and post retirement health and life insurance benefits under its OPEB plan to substantially all its employees.

The Pension Plan, and OPEB Plan, net of contributions, have decreased in value from the previous year due to a downturn in the equities market and a decrease in the CMS stock price. If the Pension Plan's Accumulated Benefit Obligation exceeds the value of its assets at December 31, 2002, Panhandle will be required to recognize an additional minimum liability for a share of this excess in accordance with SFAS No. 87 (for further information see Note 10, Accounting for Retirement Benefits). Panhandle cannot predict the future fair value of the Plan's assets but it is probable, without significant appreciation in the value of the Plan's assets, that Panhandle will need to book an additional minimum liability through a charge to accumulated other comprehensive loss on the consolidated balance sheet. The Accumulated Benefit Obligation is determined by the plan's actuary in the fourth quarter of each year.

Panhandle also expects to see an increase in pension and OPEB expense levels over the next few years unless market performance improves significantly. Panhandle anticipates pension and postretirement benefit expense to rise in 2002 by approximately $500 thousand and $2 million, respectively, over 2001 expenses based on actuarial studies, with pension expense likely to increase further in 2003. For pension expense, this increase is due to a downturn in value of pension assets during the past two years, forecasted increases in pay and added service, decline in the interest rate used to value the liability of the plan, and expiration of the transition gain amortization. For postretirement benefit expense, the increase is due to the trend of rising health care costs, the market return on plan assets being below expected levels and a lower discount rate, based on recent economic conditions, used to compute the benefit obligation. Health care cost decreases gradually under the assumptions used in the OPEB plan from current levels through 2009; however, Panhandle cannot predict the impact that interest rates or market returns will have on pension and postretirement benefit expense in the future, nor whether actual health care costs will actually be limited to the projected levels.

Through September 2002, Panhandle contributed $7 million to the Pension Trust and a total of $6 million to the 401 (h) segment of the Pension Trust and VEBA Trust to cover postretirement health care and life insurance benefits.

In order to keep health care benefits and costs competitive, CMS Energy announced several changes to the Health Care Plan in which Panhandle participates. These changes are effective January 1, 2003. The most significant change is that Panhandle's future increases in health care costs will be shared with employees.

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

PCB (POLYCHLORINATED BIPHENYL) ASSESSMENT AND CLEAN-UP PROGRAMS: Panhandle previously identified environmental contamination at certain sites on its systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants containing PCBs in compressed air systems and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle is also taking actions regarding PCBs in paints at various locations. For further information, see Note 5, Commitments and Contingencies -- Environmental Matters.

AIR QUALITY CONTROL: In 1998, the EPA issued a final rule on regional ozone control that requires revised State Implementation Plans (SIPS) for 22 states, including five states in which Panhandle operates. Based on EPA guidance to these states for development of SIPs, Panhandle expects future compliance costs to range from $15 million to $20 million for capital improvements to be incurred from 2004 through 2007.

Panhandle expects final rules from the EPA in 2003 regarding control of hazardous air pollutants, and Panhandle expects that some of its engines will be affected. In 2002, the Texas Natural Resource Commission enacted the Houston/Galveston SIP regulations requiring reductions in nitrogen oxide emissions in an eight county area surrounding Houston. Trunkline's Cypress Compressor Station is affected and may require the installation of emission controls. In 2003, the new regulations will also require all "grandfathered" facilities to enter into the new source permit program which may require the installation of emission controls at five additional facilities. The company expects future capital costs for these programs to range from $14 million to $29 million. For further information, see Note 5, Commitments and Contingencies -- Environmental Matters.

In 1997, the Illinois Environmental Protection Agency initiated an enforcement proceeding relating to alleged air quality permit violations at Panhandle's Glenarm Compressor Station. On November 15, 2001, the Illinois Pollution Control Board approved an order imposing a penalty of $850 thousand, plus fees and cost reimbursements of $116 thousand. Under terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy was obligated to indemnify Panhandle against this environmental penalty. The state issued a permit in February 2002 requiring the installation of certain capital improvements at the facility at a cost of approximately $3 million. It is expected that the capital improvements will occur in 2002 and 2003.

SUBSEQUENT EVENTS

Subsequent to September 30, 2002, a number of material events have occurred. These events have been disclosed in Panhandle's filings on Form 8-K, Form 10-K/A or otherwise. Below is a summary of these events:

SALE OF PANHANDLE: On December 21, 2002, CMS Energy reached a definitive agreement to sell Panhandle to Southern Union Panhandle Corp. The agreement calls for Southern Union Panhandle Corp., a newly formed entity owned by Southern Union Company and AIG Highstar Capital, L.P., to pay $662 million in cash and assume $1.166 billion in debt. Under terms of the agreement, CMS Energy was to retain Panhandle's ownership interests in the Centennial and Guardian pipeline projects, as well as certain of Panhandle's net deferred tax assets, all tax liabilities, and pension assets and liabilities. Panhandle has since sold its interest in Centennial (see Sale of Centennial below) and the Guardian interest is being transferred to Panhandle's direct parent, CMS Gas Transmission. The Panhandle transaction has been approved by the Board of Directors of each company and is subject to customary closing conditions, action by the Federal Trade Commission under the Hart-Scott-Rodino Act, and action by appropriate state regulators.

GOODWILL: SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life. Instead, goodwill amounts are subject to a fair-value-based impairment assessment. Pursuant to SFAS No. 142 requirements, Panhandle's goodwill, which resulted from the CMS acquisition in March 1999, was tested for impairment as of January 1, 2002, based on valuations by independent appraisers. For purposes of SFAS No. 142, Panhandle was considered a single reporting unit. Panhandle has completed the goodwill impairment testing required upon adoption of SFAS No. 142, which resulted in a $601 million pretax write-down ($369 million after-tax) under the new standard, primarily due to changes in market conditions and the value of Panhandle since its acquisition by CMS Energy in March 1999. The impact has been reflected retroactively to the first quarter of 2002 as a cumulative effect of change in accounting for goodwill, pursuant to the requirements of SFAS No. 142. The goodwill impairment amount was determined by comparing the fair value of goodwill to book value.
The fair value of the reporting unit was determined using a combination of an income approach based on discounted cash flows and a market approach using public guideline companies and market transactions.

CHANGE IN EXECUTIVE OFFICERS: Certain changes have occurred in CMS Energy's executive officers; on May 24, 2002, the Board of Directors elected Kenneth Whipple as Chairman of the Board and Chief Executive Officer; on June 27, 2002,
S. Kinnie Smith, Jr. was elected Vice Chairman of the Board and General Counsel; on July 22, 2002, Thomas J. Webb was elected Executive Vice President and Chief Financial Officer; on August 2, 2002, John F. Drake was elected Senior Vice President and on December 6, 2002, Michael T. Monahan and Joseph
F. Paquette, Jr. joined the Board of Directors.

ACQUISITION OF DEKATHERM INVESTOR TRUST'S INTEREST: In November 2002, Panhandle acquired Dekatherm Investor Trust's interest in Trunkline LNG for approximately $41 million and subsequently owns 100 percent of LNG Holdings.

CMS ENERGY FINANCIAL CONDITION: CMS Energy continues to explore financing opportunities to supplement its financial improvement plan. These opportunities include refinancing its bank credit facilities, entering into leasing arrangements, vendor financing, refinancing and issuing new capital markets debt, preferred and/or common equity, and negotiating private placement debt, preferred and/or common equity. CMS Energy believes that these options will also supplement its liquidity needs in 2003.

LNG EXPANSION APPROVED: In December 2002, FERC approved the expansion of Trunkline LNG's LNG terminal. The expanded facility is currently expected to be in operation by January 2006.

SHORT-TERM NOTES: In December 2002 and January 2003, Panhandle secured short-term bank loans in the amounts of $30 million and $10 million, respectively. The loans are due the earlier of December 2003 or upon the sale of Panhandle. The stock of most of Panhandle's subsidiaries were pledged as collateral for the loans, which were utilized to improve overall liquidity which had been reduced by various cash requirements. Panhandle is required to provide certified September 30, 2002 financial statements to the banks by April 30, 2003. Panhandle intends to provide these statements to the banks prior to April 30, 2003. Should it be unable to deliver the certified financial statements or obtain a waiver by that date, Panhandle could be declared to be in default and the debt could be accelerated and become immediately due and payable.

LNG WAIVER: As a result of the restatements required, Panhandle was unable to deliver certified September 30, 2002 financial statements to the LNG Holdings lenders as required under that credit facility. Panhandle has received a waiver of this requirement until April 30, 2003 and a waiver of a requirement to provide certain documentation until June 30, 2003. Panhandle intends to provide the financial statements to the banks prior to April 30, 2003. Should it be unable to deliver the certified financial statements or execute the required documents by the timing indicated, LNG Holdings could be declared to be in default under its credit facility and the debt thereunder could be accelerated and become immediately due and payable.

SALE OF CENTENNIAL: On February 10, 2003, Panhandle sold its one-third equity interest in Centennial Pipeline, LLC for $40 million to Centennial's two other partners, Marathon Ashland Petroleum, LLC (MAPL) and TE Products Pipeline Company, Limited Partnership, through its general partner, Texas Eastern Products Pipeline Company, LLC (TEPPCO). Panhandle has been released by MAPL, TEPPCO and the lenders for any liabilities, including credit fees, related to Panhandle's $50 million parent guaranty of the project debt. In December 2002, Panhandle recorded a $26 million pre-tax ($16 million after-tax) write-down of its investment in Centennial.

TRANSFER OF GUARDIAN INTEREST: On March 10, 2003, Panhandle's ownership interest in Guardian was transferred to CMS Gas Transmission along with the $63 million cash collateral for the letter of credit supporting the $60 million guaranty provided by Panhandle for the financing. Panhandle was also released from these guarantee obligations as of March 10, 2003, by Prudential and the other noteholders.

ACCOUNTING FOR RETIREMENT BENEFITS: The Pension Plan is a CMS Energy plan for CMS Energy and its affiliates, of which Panhandle is a participating affiliate. The Pension Plan includes amounts for employees of CMS Energy and affiliates, including Panhandle; assets for each affiliate are not distinguishable from the Pension Plan's total assets. On December 21, 2002, a definitive agreement was executed to sell Panhandle. The sale is expected to close in 2003. No portion of the Pension Plan assets or liabilities will be transferred with the sale of Panhandle. At the closing of the sale, all employees of Panhandle will no longer be eligible to accrue additional benefits under the Pension Plan.
The Pension Plan will retain pension payment obligations under the Pension
Plan for Panhandle employees who are vested under the Pension Plan.

The recent significant downturn in the equities markets has affected the value of the Pension Plan's assets. The estimated fair value of the Pension Plan's assets at December 31, 2002 was $607 million. The Accumulated Benefit Obligation was estimated at $1.055 billion. The Pension Plan's Accumulated Benefit Obligation exceeded the value of these assets at December 31, 2002, and as a result, Panhandle and the other participants of the plan were required to recognize an additional minimum liability for this excess in accordance with SFAS No. 87. As of December 31, 2002, the additional minimum liability allocated to Panhandle was $48 million, of which $6 million was recorded as an intangible asset, and $42 million was charged to accumulated other comprehensive loss
($26 million after-tax) on the consolidated balance sheet.

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Panhandle will adopt the new rules on asset retirement obligations effective January 1, 2003. Preliminary results indicate that application of the new rules will result in an increase in net property, plant and equipment of $11 million, recognition of an asset retirement obligation of $10 million, and a cumulative effect of adoption that will increase net income and stockholder's equity by $1 million.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                  (IN MILLIONS)



                                                                               Three Months                    Nine Months
                                                                            Ended September 30,            Ended September 30,
                                                                            2002           2001            2002           2001
                                                                         As Restated    As Restated     As Restated    As Restated
                                                                         --------------------------     --------------------------

OPERATING REVENUE
      Transportation and storage of natural gas                          $       92      $       95     $      296      $      308
      LNG terminalling revenue                                                   15              20             44              69
      Equity losses from unconsolidated subsidiaries                             (2)             --             (5)             --
      Other                                                                       3               5             12              13
                                                                         --------------------------     --------------------------
           Total operating revenue                                              108             120            347             390
                                                                         --------------------------     --------------------------

      Operation and maintenance                                                  35              39            100             115
      General and administrative                                                 15              22             50              57
      Depreciation and amortization                                              14              19             40              52
      General taxes                                                               5               7             17              21
                                                                         --------------------------     --------------------------
           Total operating expenses                                              69              87            207             245
                                                                         --------------------------     --------------------------


PRETAX OPERATING INCOME                                                          39              33            140             145

OTHER INCOME, NET                                                                 3               3              8               7

INTEREST CHARGES
      Interest on long-term debt                                                 20              22             58              64
      Other interest                                                             --              (1)            (1)             (1)
                                                                         --------------------------     --------------------------
           Total interest charges                                                20              21             57              63

MINORITY INTEREST                                                                 1              --              3              --
                                                                         --------------------------     --------------------------

NET INCOME BEFORE INCOME TAXES                                                   21              15             88              89

INCOME TAXES                                                                      8               6             35              35
                                                                         --------------------------     --------------------------

NET INCOME BEFORE EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                                      13               9             53              54

EXTRAORDINARY GAIN, NET OF TAX                                                   --              --              1              --
                                                                         --------------------------     --------------------------

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                                                       13               9             54              54

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR
   GOODWILL, NET OF TAX                                                          --              --           (369)             --
                                                                         --------------------------     --------------------------

CONSOLIDATED NET INCOME (LOSS)                                           $       13      $        9     $     (315)     $       54
                                                                         ==========================     ==========================







   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                           Nine Months Ended September 30,
                                                                             2002                  2001
                                                                          As Restated           As Restated
                                                                        --------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                 $            (315)    $             54
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                    40                   52
      Deferred income taxes                                                            58                   51
      Cumulative effect of change in accounting principle                             369                    -
      Changes in current assets and liabilities                                       (16)                 (66)
      Other, net                                                                       (6)                  (6)
                                                                        ---------------------------------------
          Net cash provided by operating activities                                   130                   85
                                                                        ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                                             (83)                 (50)
      Retirements and other                                                            (3)                 (22)
                                                                        ---------------------------------------
          Net cash used in investing activities                                       (86)                 (72)
                                                                        ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Contribution from parent                                                          -                  150
      Contribution from LNG minority interest                                           1                    -
      Net decrease in current note receivable - CMS Capital                           171                   39
      Other increase in note receivable - CMS Capital                                   -                 (150)
      Debt issuance costs                                                              (3)                   -
      Gain on swap unwind                                                               3                    -
      Long-term debt retirements                                                     (135)                   -
      Dividends paid                                                                  (27)                 (50)
                                                                        ---------------------------------------
          Net cash provided by/(used in) financing activities                           10                 (11)
                                                                        ---------------------------------------

      Net Increase in Cash and Temporary Cash Investments                              54                    2

      CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                          3                    -
                                                                        ---------------------------------------
      CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                $              57     $              2
                                                                        =======================================


OTHER CASH FLOW ACTIVITIES WERE:
      Interest paid (net of amounts capitalized)                        $              76     $             80
      Income taxes paid (net of refunds)                                                1                    8








   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                                                           September 30,      December 31,
                                                                                               2002              2001
                                                                                            As Restated
                                                                                             Unaudited        As Restated
                                                                                           -------------------------------
ASSETS

PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                                 $     1,736        $     1,707
      Less accumulated depreciation and amortization                                               182                144
                                                                                           -------------------------------
          Sub-total                                                                              1,554              1,563
      Construction work-in-progress                                                                 47                 25
                                                                                           -------------------------------
          Net property, plant and equipment                                                      1,601              1,588
                                                                                           -------------------------------

INVESTMENTS IN AFFILIATES                                                                           86                 66
                                                                                           -------------------------------

CURRENT ASSETS
      Cash and temporary cash investments at cost, which approximates market                        57                  3
      Accounts receivable, less allowances of $6 and $4 as of September 30, 2002
        and December 31, 2001, respectively                                                         42                 59
      Accounts receivable - related parties                                                         22                 55
      Gas imbalances - receivable                                                                   16                 21
      System gas and operating supplies                                                             73                 63
      Deferred income taxes                                                                         11                  7
      Note receivable - CMS Capital                                                                102                273
      Other                                                                                         11                  2
                                                                                           -------------------------------
          Total current assets                                                                     334                483
                                                                                           -------------------------------

NON-CURRENT ASSETS
      Deferred income taxes, net                                                                    49                  -
      Goodwill, net                                                                                113                714
      Debt issuance cost                                                                            16                 18
      Other                                                                                         32                 37
                                                                                           -------------------------------
          Total non-current assets                                                                 210                769
                                                                                           -------------------------------

      TOTAL ASSETS                                                                         $     2,231        $      2,906
                                                                                           ===============================












   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                September 30,     December 31,
                                                                                    2002             2001
                                                                                 As Restated
                                                                                  Unaudited       As Restated
                                                                                ------------------------------
COMMON STOCKHOLDER'S EQUITY AND LIABILITIES

CAPITALIZATION
      Common stockholder's equity
        Common stock, no par, 1,000 shares authorized, issued and outstanding   $         1       $         1
        Paid-in capital                                                               1,281             1,286
        Accumulated other comprehensive loss                                            (12)                -
        Retained earnings                                                              (355)              (13)
        Other - Note Receivable - CMS Capital                                          (150)             (150)
                                                                                ------------------------------
          Total common stockholder's equity                                             765             1,124
      Long-term debt                                                                  1,154             1,288
                                                                                ------------------------------
          Total capitalization                                                        1,919             2,412
                                                                                ------------------------------

MINORITY INTEREST                                                                        31                30

CURRENT LIABILITIES
      Accounts payable - other                                                           10                16
      Accounts payable - related parties                                                  7                 7
      Current portion of long-term debt                                                  12                 9
      Gas imbalances - payable                                                           66                59
      Accrued taxes                                                                      16                 8
      Accrued interest                                                                   11                27
      Accrued liabilities                                                                21                35
      Other                                                                              57                37
                                                                                ------------------------------
          Total current liabilities                                                     200               198
                                                                                ------------------------------

NON-CURRENT LIABILITIES
      Deferred income taxes, net                                                          -               180
      Other                                                                              81                86
                                                                                ------------------------------
          Total non-current liabilities                                                  81               266
                                                                                ------------------------------

      TOTAL COMMON STOCKHOLDER'S EQUITY AND LIABILITIES                         $     2,231       $     2,906
                                                                                ==============================


















   The accompanying condensed notes are an integral part of these statements.

                      PANHANDLE EASTERN PIPE LINE COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                  (UNAUDITED)
                                 (IN MILLIONS)




                                                                    Nine Months
                                                                Ended September 30,
                                                               2002             2001
                                                            As Restated      As Restated
                                                            ----------------------------

COMMON STOCK
At beginning and end of period                              $        1       $        1
                                                            ----------------------------

OTHER PAID-IN CAPITAL
At beginning of period                                           1,286            1,127
Return of capital                                                   (5)               -
Cash capital contribution from parent                                -              150
                                                            ----------------------------
            At end of period                                     1,281            1,277
                                                            ----------------------------

ACCUMULATED OTHER COMPREHENSIVE LOSS
At beginning of period                                               -                -
Unrealized loss on interest rate swaps                             (12)               -
                                                            ----------------------------
            At end of period                                       (12)               -
                                                            ----------------------------

RETAINED EARNINGS
At beginning of period                                             (13)              (6)
Net income                                                        (315)              54
Dividends                                                          (27)             (50)
                                                            ----------------------------
            At end of period                                      (355)              (2)
                                                            ----------------------------

NOTE RECEIVABLE - CMS CAPITAL
At beginning and end of period                                    (150)            (150)
                                                            ----------------------------

TOTAL COMMON STOCKHOLDER'S EQUITY                           $      765       $    1,126
                                                            ============================





   The accompanying condensed notes are an integral part of these statements.

                      PANHANDLE EASTERN PIPE LINE COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Panhandle's Consolidated Financial Statements for the four quarters of 2001, the year ended December 31, 2001, and subsequent quarters of 2002 have been restated, as discussed in Note 9, Restatement of Financial Statements, pursuant to audit adjustments resulting from the re-audit of the consolidated financial statements for the years 2001 and 2000 of CMS Energy, Panhandle's parent company, which included audit work at Panhandle.

These interim Consolidated Financial Statements have been prepared by Panhandle in accordance with SEC rules and regulations. As such, certain information and footnote disclosures normally included in full year financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements contained within should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Panhandle's Form 10-K/A for the year ended December 31, 2001. Due to the seasonal nature of Panhandle's operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

Except for the addition of Note 10, Subsequent Events, the following notes to the consolidated financial statements have generally only been modified for the effects of the restatement and the goodwill impairment charge.

1.  CORPORATE STRUCTURE AND BASIS OF PRESENTATION

Panhandle Eastern Pipe Line is a wholly owned subsidiary of CMS Gas Transmission. Panhandle Eastern Pipe Line was incorporated in Delaware in 1929. Panhandle is engaged primarily in interstate transportation and storage of natural gas, owns a significant interest in a LNG regasification plant and related facilities, and is subject to the rules and regulations of the FERC.

In December 2001, Panhandle completed a $320 million monetization transaction for a portion of its Trunkline LNG business and the value created by long-term contracts for capacity at the Trunkline LNG Lake Charles terminal. The joint venture transaction resulted in LNG Holdings owning 100 percent of Trunkline LNG. LNG Holdings is jointly owned by a subsidiary of Panhandle Eastern Pipe Line and Dekatherm Investor Trust, an unaffiliated entity. The venture (including its $284 million of debt at September 30, 2002) has been consolidated with Panhandle, as more fully discussed in Note 9, Restatement of Financial Statements and Note 10 Subsequent Events -- Acquisition of Dekatherm Investor Trust's Interest.

During the re-audit of Panhandle's financial statements it was concluded that Panhandle did not meet the conditions precedent to account for the contribution of the LNG business as a disposition given Panhandle's continuing involvement and the lack of sufficient participating rights by the third-party equity holder in the venture. As a result, with the concurrence of Ernst & Young, Panhandle restated its financial statements to reflect consolidation of LNG Holdings at December 31, 2001. Panhandle's Consolidated Financial Statements for the periods ended December 31, 2001, and for the quarterly periods in 2002 have been restated to fully consolidate Panhandle's majority interest in LNG Holdings.

For further information regarding the restatement of Panhandle's financial statements, see Note 9, Restatement of Financial Statements.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of all of Panhandle's majority-owned subsidiaries after the elimination of significant intercompany transactions and balances. Where a minority interest exists, as in the case with LNG Holdings, Panhandle records the net income attributable to this interest in Minority Interests. Investment in other entities that are not controlled by Panhandle, but where it has significant influence over operations, are accounted for using the conventional equity method where Panhandle's equity income is equal to its percentage ownership share of the net income of the affiliate. For more information, see Note 9, Restatement of Financial Statements.

Panhandle owns a one-third interest in Guardian Pipeline, L.L.C. and accounts for this interest using the equity method. Guardian accounts for the effects of regulation based on Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation. As a result, Guardian records certain assets and liabilities that result from the effects of the ratemaking process that would not be recorded under generally accepted accounting principles for non-regulated entities.

USE OF ESTIMATES: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

SFAS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS: SFAS No. 142, issued in July 2001, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. Goodwill represents the excess of the fair value of the net assets of acquired companies and was amortized using the straight-line method, over a forty-year life, through December 31, 2001. The amortization of goodwill ceased upon adoption of the standard at January 1, 2002. Panhandle has completed the goodwill impairment testing required upon adoption of SFAS No. 142, which resulted in a $601 million pre-tax write-down ($369 million after-tax) under the new standard, reflected retroactively to the first quarter of 2002 as a cumulative effect of change in accounting for goodwill, pursuant to the requirements of SFAS No. 142. For further information, see Note 3, Goodwill Impairment.

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

SFAS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS:
This new standard was issued by the FASB in October 2001, and supersedes SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 requires that those long-lived assets be measured at the lower of either the carrying amount or the fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144, effective January 1, 2002, has resulted in Panhandle accounting for impairments or disposal of long-lived assets under the provisions of SFAS No. 144, but has not changed the accounting used for previous asset impairments or disposals. The new rule significantly changes the criteria for classifying an asset as held-for-sale. Adoption of the new standard had no material effect on Panhandle's consolidated results of operations or financial position.

SFAS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: Issued by the FASB on April 30, 2002, this Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets the criteria set forth in APB Opinion No. 30. The provisions of this section are applicable to fiscal years beginning 2003. Panhandle is currently studying the effects of the new standard, but has yet to quantify the effects, if any, of adoption on its financial statements. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have similar economic impacts to sale-leaseback transactions. This provision is effective for transactions occurring and financial statements issued after May 15, 2002.

SFAS NO. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES:
Issued by the FASB in July 2002, this standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supersedes previous accounting guidance, EITF No. 94-3, "Liability recognition for Certain Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred In a Restructuring)." This standard is effective for exit or disposal activities initiated after December 31, 2002. The scope of SFAS No.146 includes, (1) costs related to termination benefits of employees who are involuntarily terminated, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. Panhandle believes there will be no impact on its financial statements upon adoption of the standard.

SFAS NO. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS: Issued by the FASB in October 2002, this standard amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and amends other pronouncements issued previously which are unrelated to the business of Panhandle. These provisions are effective for transactions occurring on or after October 1, 2002. Panhandle is currently studying the effects of the new standard, but has yet to quantify the effects of adoption on its financial statements.

2.   REGULATORY MATTERS

In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle Eastern Pipe Line. FERC ordered the pipelines to refund these amounts to their customers. In June 2001, Panhandle Eastern Pipe Line filed a proposed settlement with the FERC which was supported by most of the customers and affected producers. In October 2001, the FERC approved that settlement. The settlement provided for a resolution of the Kansas ad valorem tax matter on the Panhandle Eastern Pipe Line system for a majority of refund amounts. Certain producers and the state of Missouri elected to not participate in the settlement. At September 30, 2002, and December 31, 2001, accounts receivable included $8 million due from natural gas producers, and other current liabilities included $12 million and $11 million, respectively, for related obligations. Remaining amounts collected but not refunded are subject to refund pending resolution of issues remaining in the FERC docket and Kansas intrastate proceeding.

In July 2001, Panhandle Eastern Pipe Line filed a settlement with customers on Order 637 matters to resolve issues including capacity release and imbalance penalties, among others. On October 12, 2001, and December 19, 2001, FERC issued orders approving the settlement, with modifications. The settlement changes became final effective February 1, 2002, resulting in a non-recurring gain associated with previously collected penalties of $4 million in Other revenue and a $2 million reversal of related interest expense. Prospectively, penalties will be credited to customers.

In August 2001, an offer of settlement of Trunkline LNG rates sponsored jointly by Trunkline LNG, BG LNG Services and Duke LNG Sales was filed with the FERC and was approved on October 11, 2001. The settlement was placed into effect on January 1, 2002. As part of the settlement, Trunkline LNG reduced its maximum rates.

In December 2001, Trunkline LNG filed with the FERC a certificate application to expand the Lake Charles facility to approximately 1.2 billion cubic feet per day of sendout capacity versus the current capacity of 630 million cubic feet per day. The BG Group has contract rights for all of this additional capacity. Storage capacity will also be expanded to 9 billion cubic feet, from its current capacity of 6.3 billion cubic feet. On August 27, 2002, the FERC issued a "Preliminary Determination on Non-Environmental Issues" recommending approval of the planned expansion project. The FERC's July 2002 Environmental Assessment determined that the Trunkline LNG expansion facilities do not constitute a major federal action significantly affecting the environment and recommended certain compliance and mitigation measures. Comments on the Environmental Assessment were filed on August 30, 2002. The application for a certificate of public convenience and necessity of the expansion is still pending final FERC action. The expansion expenditures are currently expected to be funded by Panhandle loans or equity contributions to LNG Holdings.

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

In February 2002, Trunkline Gas filed a settlement with customers on Order 637 matters to resolve issues including capacity release and imbalance penalties, among others. On July 5, 2002, FERC issued an order approving the settlement, with modifications. On October 18, 2002, Trunkline Gas filed tariff sheets with the FERC to implement the Order 637 changes which will become effective November 1, 2002.

3.   GOODWILL IMPAIRMENT

As discussed in the Explanatory Note at the beginning of this Form 10-Q/A and
Note 9, Restatement of Financial Statements, a goodwill impairment charge, not related to the re-audit, was recorded in compliance with SFAS No. 142, and was reflected retroactively to the first quarter of 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life. Instead, goodwill amounts are subject to a fair-value-based impairment assessment. Pursuant to SFAS No. 142 requirements, Panhandle's goodwill, which resulted from the CMS acquisition in March 1999, was tested for impairment as of January 1, 2002, based on valuations by independent appraisers. For purposes of SFAS No. 142, Panhandle was considered a single reporting unit. Panhandle has completed the goodwill impairment testing required upon adoption of SFAS No. 142, which resulted in a $601 million pretax write-down ($369 million after-tax) under the new standard, primarily due to a change in market conditions and the value of Panhandle since Panhandle's acquisition by CMS Energy in March 1999.

The impact has been reflected retroactively to the first quarter of 2002 as a cumulative effect of change in accounting for goodwill, pursuant to the requirements of SFAS No. 142. The goodwill impairment amount was determined by comparing the fair value of goodwill, as determined by independent appraisers, to book value. The fair value of the reporting unit was determined using a combination of an income approach based on discounted cash flows and a market approach using public guideline companies and market transactions.

For purposes of comparison, the following tables present what net income would have been during the periods presented had there been no amortization of goodwill, cumulative effect of change in accounting principle, net of tax, and extraordinary income, net of tax in those periods.

                                                                                               IN MILLIONS
                                            -----------------------------------------------------------------------
                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                               2002                 2001                  2002              2001
                                            -----------------------------------------------------------------------
SEPTEMBER 30                                AS  RESTATED         AS RESTATED          AS RESTATED       AS RESTATED
-------------------------------------------------------------------------------------------------------------------
Reported Net Income                           $  13                $   9                $(315)               $  54
Add back: Goodwill amortization                  --                    5                   --                   15
Tax effect                                       --                   (2)                  --                   (6)
Extraordinary Gain, Net of Tax                   --                   --                   (1)                  --
Cumulative Effect of Change in Accounting
  for Goodwill, Net of Tax                       --                   --                  369                   --
                                            -----------------------------------------------------------------------
Adjusted Net Income                           $  13                $  12                $  53                $  63
                                            =======================================================================

                                                                                               IN MILLIONS
                                            -----------------------------------------------------------------------
                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                               2002                 2001                  2002              2001
                                            -----------------------------------------------------------------------
JUNE 30                                     AS  RESTATED         AS RESTATED          AS RESTATED       AS RESTATED
-------------------------------------------------------------------------------------------------------------------
Reported Net Income                           $  12               $   8                $(328)               $  45
Add back: Goodwill amortization                  --                   5                   --                   10
Tax effect                                       --                  (2)                  --                   (4)
Extraordinary Gain, Net of Tax                   (1)                 --                   (1)                  --
Cumulative Effect of Change in Accounting
  for Goodwill, Net of Tax                       --                  --                  369                   --
                                            -----------------------------------------------------------------------
Adjusted Net Income                           $  11               $  11                $  40                $  51
                                            =======================================================================

                                                                 IN MILLIONS
                                         ------------------------------------
                                                    THREE MONTHS ENDED
                                             2002                    2001
MARCH 31                                  AS RESTATED             AS RESTATED
------------------------------------------------------------------------------
Reported Net Income                           $(340)               $  37
Add back: Goodwill amortization                  --                    5
Tax effect                                       --                   (2)
Cumulative Effect of Change in Accounting
  for Goodwill, Net of Tax                      369                   --
                                         -------------------------------------
Adjusted Net Income                           $  29                $  40
                                         =====================================

4.   RELATED PARTY TRANSACTIONS FOR ALL QUARTERLY PERIODS

                                                                                                  IN MILLIONS
                                                -------------------------------------------------------------
                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                    2002            2001             2002             2001
SEPTEMBER 30                                    AS RESTATED     AS RESTATED      AS RESTATED      AS RESTATED
-------------------------------------------------------------------------------------------------------------
Transportation and storage of natural gas          $ 14           $ 14             $ 42              $ 41
LNG terminalling revenue                              1              4                2                24
Other operating revenue                              (1)            --               (3)               --
Operation and maintenance                             9             14               34                35
Other income                                          3              3                6                 7
-------------------------------------------------------------------------------------------------------------


Panhandle has a number of significant transactions with related parties. Revenue transactions, primarily for the transportation of natural gas for Consumers, CMS MST and the MCV Partnership, are based on regulated prices, market prices or competitive bidding. Related party expenses include payments for services provided by affiliates and payment of overhead costs to CMS Gas Transmission and CMS Energy, as well as allocated benefit plan costs. Other income is primarily interest income from the Note receivable -- CMS Capital.

Other revenue for the three month and nine month periods ended September 30, 2002, includes equity losses related to the Centennial Pipeline of $2 million and $5 million, respectively, in the three and nine-month periods ended September 30, 2002.

In the three months and nine months ended September 30, 2002, Other income includes $2 million and $6 million, respectively, of interest income on the note receivable from CMS Capital. In the three months and nine months ended September 30, 2001, Other income includes $3 million and $7 million, respectively, of interest income on the note receivable from CMS Capital.

A summary of certain balances due to or due from related parties included in the consolidated balance sheets is as follows:

                                                                               IN MILLIONS
                                                       -------------------------------------
                                                       SEPTEMBER 30             DECEMBER 31
                                                          2002                     2001
                                                       AS RESTATED             AS RESTATED
------------------------------------------------------------------------------------------
Note Receivable - CMS Capital                             $ 102                     $ 273
Accounts receivable                                          22                        55
Accounts payable                                              7                         7
Accrued liabilities                                          --                         2
Stockholder's equity - note receivable                     (150)                     (150)
------------------------------------------------------------------------------------------

In June 2001, Panhandle received a $150 million capital contribution from CMS Gas Transmission. In June 2001, Panhandle also loaned CMS Capital $150 million. At September 30, 2002, Note receivable -- CMS Capital represented a $252 million note of which $150 is reflected as a reduction to stockholders equity and $102 million is reflected as current. Net cash generated by Panhandle, including funds from the Trunkline LNG monetization transaction, in excess of operating, investing or financing needs, has been loaned to CMS Capital and Panhandle is credited with interest at the 30 day commercial paper rate plus 12.5 basis points. In August of 2002, the interest rate was increased to a one-month Libor plus 300 basis points. For further information regarding the Trunkline LNG monetization transaction and the Note Receivable -- CMS Capital, see Note 9, Restatement of Financial Statements.

Accounts receivable includes an estimated $19 million of tax related receivables from CMS Energy due in November 2002. Due to CMS Energy's financial condition, the liquidity of these receivables is adversely affected and funds may not be available to Panhandle when amounts are due.

                                                                                              IN MILLIONS
                                               --------------------------------------------------------------
                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                      2002              2001           2002             2001
JUNE 30                                        AS RESTATED       AS RESTATED    AS RESTATED      AS RESTATED
------------------------------------------------------------------------------------------------------------
Transportation and storage of natural gas            $ 15             $ 14            $ 28             $ 27
LNG terminalling revenue                                1               11               1               20
Other operating revenue                                (1)              --              (2)              --
Operation and maintenance                              11               10              24               21
Other income                                            2                2               4                4
------------------------------------------------------------------------------------------------------------

Panhandle has a number of significant transactions with related parties. Revenue generating transactions, primarily for the transportation of natural gas for Consumers, CMS MS&T and the MCV Partnership, are based on regulated prices, market prices or competitive bidding. Related party expenses include payments for services provided by affiliates and payment of overhead costs to CMS Gas Transmission and CMS Energy, as well as allocated benefit plan costs. Other income is primarily interest income from the Note receivable -- CMS Capital.

Other revenue includes equity losses related to the Centennial Pipeline of $2 million and $3 million, respectively, in the three and six month periods ended June 30, 2002.

In the three months and six months ended June 30, 2002 and 2001, Other income includes $2 million and $4 million, respectively, of interest income on the note receivable from CMS Capital.

A summary of certain balances due to or due from related parties included in the consolidated balance sheets is as follows:

                                                                           IN MILLIONS
                                                       --------------------------------
                                                          JUNE 30,        DECEMBER 31,
                                                              2002                2001
                                                       AS RESTATED         AS RESTATED
---------------------------------------------------------------------------------------
Note receivable -- CMS Capital                            $ 140               $ 273
Accounts receivable                                          25                  55
Accounts payable                                              4                   7
Accrued liabilities                                          --                   2
Stockholder's equity - note receivable                     (150)               (150)
---------------------------------------------------------------------------------------

In June 2001, Panhandle received a $150 million capital contribution from CMS Gas Transmission. In June 2001, Panhandle also loaned CMS Capital $150 million. At June 30, 2002, Note receivable -- CMS Capital represented a $290 million note of which $150 is reflected as a reduction to stockholders equity and $140 million is reflected as current. Net cash generated by Panhandle, including funds from the Trunkline LNG monetization transaction, in excess of operating, investing or financing needs, has been loaned to CMS Capital and Panhandle is credited with interest at the 30 day commercial paper rate plus 12.5 basis points. In August of 2002, the interest rate was increased to a one-month Libor plus 300 basis points. For further information regarding the Trunkline LNG monetization transaction and the Note Receivable -- CMS Capital, see Note 9, Restatement of Financial Statements.

Accounts receivable includes an estimated $19 million of tax related receivables from CMS Energy due in November 2002. Due to CMS Energy's financial condition, the liquidity of these receivables is adversely affected and funds may not be available to Panhandle when amounts are due.


                                                                                IN MILLIONS
                                                       ------------------------------------
                                                              2002                     2001
THREE MONTHS ENDED MARCH 31                            AS RESTATED              AS RESTATED
-------------------------------------------------------------------------------------------
Transportation and storage of natural gas                    $ 12                     $ 13
LNG terminalling revenue                                       --                        9
Other operating revenue                                        (1)                      --
Operation and maintenance                                      12                        9
Other income                                                    2                        2
-------------------------------------------------------------------------------------------

In the three months ended March 31, 2002 and 2001, other income includes $2 million of interest on the note receivable from CMS Capital.

A summary of certain balances due to or due from related parties included in the consolidated balance sheets is as follows:

                                                                              IN MILLIONS
                                                     ------------------------------------
                                                        MARCH 31              DECEMBER 31
                                                            2002                     2001
                                                     AS RESTATED              AS RESTATED
-----------------------------------------------------------------------------------------
Notes receivable - CMS Capital                            $ 266                     $ 273
Accounts receivable                                          60                        55
Accounts payable                                              8                         7
Accrued liabilities                                          --                         2
Stockholder's equity - note receivable                     (150)                     (150)
-----------------------------------------------------------------------------------------

In June 2001, Panhandle received a $150 million capital contribution from CMS Gas Transmission. In June 2001, Panhandle also loaned CMS Capital $150 million. At March 31, 2002, Note receivable -- CMS Capital represented a $416 million note of which $150 is reflected as a reduction to stockholders equity and $266 million is reflected as current. Net cash generated by Panhandle, including funds from the Trunkline LNG monetization transaction, in excess of operating, investing or financing needs, has been loaned to CMS Capital and Panhandle is credited with interest at the 30 day commercial paper rate plus 12.5 basis points. In August of 2002, the interest rate was increased to a one-month Libor plus 300 basis points. For further information regarding the Trunkline LNG monetization transaction and the Note Receivable -- CMS Capital, see Note 9, Restatement of Financial Statements.

Accounts receivable includes an estimated $54 million of tax related receivables from CMS Energy due in November 2002. Due to CMS Energy's financial condition, the liquidity of these receivables is adversely affected and funds may not be available to Panhandle when amounts are due (for further information see Note
9, Restatement of Financial Statements -- Tax Allocation Classification.

The financial information listed above for quarterly and year to date periods of 2002 and 2001, are presented pursuant to audit adjustments resulting from the re-audit of the consolidated financial statements for the years ended 2001 and 2000 of CMS Energy, Panhandle's parent company, which included audit work at Panhandle. For detailed information about the restatement of Panhandle's financial statements reflecting these adjustments, see Explanatory Note at the beginning of this Form 10-Q/A, Change in Auditors and Restatement in the MD&A section, Note 9, Restatement of Financial Statements and Note 11, Restated Quarterly Financial Data (Unaudited).

5.   COMMITMENTS AND CONTINGENCIES

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

ENVIRONMENTAL MATTERS: Panhandle is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its systems and has undertaken cleanup programs at these sites. The contamination resulted from the past use of lubricants containing PCBs in compressed air systems and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle communicated with the EPA and appropriate state regulatory agencies on these matters. Under the terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy is obligated to complete the Panhandle cleanup programs at certain agreed-upon sites and to indemnify against certain future environmental litigation and claims. Duke Energy's cleanup activities have been completed on all but one of the agreed-upon sites. Should additional information be requested regarding sites where compliance information has been submitted, Panhandle would be obligated to respond to these requests.

As part of the cleanup program resulting from contamination due to the use of lubricants containing PCBs in compressed air systems, Panhandle Eastern Pipe Line and Trunkline have identified PCB levels above acceptable levels inside the auxiliary building that houses the air compressor equipment at one of its compressor station sites. Panhandle has developed and is implementing an EPA-approved process to remediate this PCB contamination. Panhandle is also implementing a plan to assess the interior of auxiliary buildings at other compressor stations with similar histories of PCB containing lubricants and will remediate as required. The results of this assessment and remediation will be managed in accordance with federal, state and local regulations.

At some locations, PCBs have been identified in paint that was applied many years ago. In accordance with EPA regulations, Panhandle is implementing a program to remediate sites where such issues have been identified during painting activities. If PCBs are identified above acceptable levels, the paint is removed and disposed of in an EPA-approved manner. Approximately 15 percent of the paint projects in the last few years have required this special procedure.

The Illinois EPA notified Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, of contamination at former waste oil disposal sites in Illinois. Panhandle and 21 other non-affiliated parties are conducting an investigation of one of the sites. Final reports are expected in the fourth quarter of 2002. Panhandle Eastern Pipe Line's and Trunkline's estimated share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is approximately 17 percent.

Panhandle expects these cleanup programs to continue for several years and has estimated its share of remaining cleanup costs not indemnified by Duke Energy to be approximately $21 million. Such costs have been accrued for and are reflected in Panhandle's Consolidated Balance Sheet in Other Non-current Liabilities.

AIR QUALITY CONTROL: In 1998, the EPA issued a final rule on regional ozone control that requires revised SIPS for 22 states, including five states in which Panhandle operates. This EPA ruling was challenged in court by various states, industry and other interests, including INGAA, an industry group to which Panhandle belongs. In March 2000, the court upheld most aspects of the EPA's rule, but agreed with INGAA's position and remanded to the EPA the sections of the rule that affected Panhandle. Based on EPA guidance to these states for development of SIPs, Panhandle expects future compliance costs to range from $15 million to $20 million for capital improvements to be incurred from 2004 through 2007.

As a result of the 1990 Clean Air Act Amendments, the EPA must issue MACT rules controlling hazardous air pollutants from internal combustion engines and turbines. These rules are expected in early 2003. Beginning in 2002, the Texas Natural Resource Conservation Commission enacted the Houston/Galveston SIP regulations requiring reductions in nitrogen oxide emissions in an eight county area surrounding Houston. Trunkline's Cypress Compressor Station is affected and may require the installation of emission controls. In 2003, the new regulations will also require all "grand fathered" facilities to enter into the new source permit program which may require the installation of emission controls at five additional facilities. The company expects future capital costs for these programs to range from $14 million to $29 million.

In 1997, the Illinois Environmental Protection Agency initiated an enforcement proceeding relating to alleged air quality permit violations at Panhandle's Glenarm Compressor Station. On November 15, 2001 the Illinois Pollution Control Board approved an order imposing a penalty of $850 thousand, plus fees and cost reimbursements of $116 thousand. Under terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy was obligated to indemnify Panhandle against this environmental penalty. The state issued a permit in February of 2002, requiring the installation of certain capital improvements at the facility at a cost of approximately $3 million. It is expected that the capital improvements will occur in 2002 and 2003.

SEC INVESTIGATION: As a result of the round-trip trading transactions at CMS MST, CMS Energy's Board of Directors established a special committee of independent directors to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The committee completed its investigation and reported its findings to the Board of Directors in October 2002. The special committee concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to market its services. The committee found no apparent effort to manipulate the price of CMS Energy stock or affect energy prices. The special committee also made recommendations designed to prevent any re-occurences of this nature, some of which have already been implemented, including the termination of speculative trading and revisions to CMS Energy's risk management policy. The Board of Directors adopted, and CMS Energy has begun implementing, the remaining recommendations of the special committee.

CMS Energy is cooperating with other investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. CMS Energy has also received subpoenas from the U.S. Attorney's Office for the Southern District of New York and from the U.S. Attorney's Office in Houston regarding investigations of these trades and has received a number of shareholder class action lawsuits. CMS Energy is unable to predict the outcome of these matters, and Panhandle is unable to predict what effect, if any, these investigations will have on its business.

OTHER COMMITMENTS AND CONTINGENCIES: In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. Panhandle Eastern Pipe Line and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle Eastern Pipe Line and Trunkline may file with FERC to recover a portion of these costs from pipeline customers. Management believes these commitments and contingencies will not have a material adverse effect on consolidated results of operations, liquidity or financial position.

In December 2001, Panhandle contributed its interest in Trunkline LNG to LNG Holdings which then raised $30 million from the issuance of equity to Dekatherm Investor Trust and $290 million from non-recourse bank loans. Panhandle guaranteed repayment of $90 million of these loans if the joint venture had not obtained replacement lenders by March 2002. Replacement lenders were found by LNG Holdings, and Panhandle was not required to perform under the guaranty, which is now expired. Panhandle Eastern Pipe Line has provided indemnities to certain parties involved in the transaction for pre-closing claims and liabilities, and subsidiaries of Panhandle have provided indemnities for certain post-closing expenses and liabilities as the manager/operator of the joint venture.

Panhandle has a note payable to LNG Holdings, which is now callable by Dekatherm Investor Trust due to the lowering of Panhandle's debt ratings (See Note 6, Debt Rating Downgrades). At September 30, 2002 the remaining balance on the original $75 million note payable was approximately $66 million. Dekatherm Investor Trust has agreed not to make demand for payment before November 22, 2002 in return for a fee and an agreement for Panhandle to acquire Dekatherm Investor Trust's interest in LNG Holdings. When Panhandle acquires Dekatherm Investor Trust's interest, it will then own 100 percent of LNG Holdings and will not demand payment on the note payable to LNG Holdings.

Panhandle owns a one-third interest in Centennial along with TEPPCO Partners L.P. and Marathon Ashland Petroleum LLC. In May 2001, in conjunction with the Centennial Pipeline project which began commercial service in April 2002, Panhandle has provided a guaranty related to project financing in an amount up to $50 million during the initial operating period of the project. The guaranty will be released when Centennial reaches certain operational and financial targets. Due to rating agency downgrades of Panhandle's debt, the Centennial lender required additional credit support from Panhandle. On September 27, 2002, Panhandle's partners provided credit support of $25 million each in the form of guarantees to the Centennial lender to cover Panhandle's $50 million obligation. The partners were paid credit fees by Panhandle on the outstanding balance of the guarantees for the periods for which they were in effect. This additional credit support does not remove Panhandle from its original $50 million obligation.

Panhandle owns a one-third interest in Guardian along with Viking Gas Transmission and WICOR. Guardian is currently constructing a 141-mile, 36-inch pipeline from Illinois to Wisconsin for the transportation of natural gas. In November 2001, in conjunction with the Guardian Pipeline project, Panhandle provided a guaranty related to project financing for a maximum of $60 million during the construction and initial operating period of the project, which is expected to be completed in late 2002. The guaranty will be released when Guardian reaches certain operational and financial targets. Due to rating agency downgrades of Panhandle's debt, the Guardian lender assessed credit fees and required additional credit support from Panhandle. In October 2002, Panhandle provided a letter of credit to the lenders which constitutes acceptable credit support under the Guardian financing agreement. This letter of credit was cash collateralized by Panhandle with approximately $63 million. As of September 30, 2002, Panhandle has also provided $16 million of equity contributions to Guardian. As discussed in Note 9, Restatement of Financial Statements, Panhandle financial statements have been restated and as a result, Panhandle was unable to deliver certified September 30, 2002 financial statements to the LNG Holdings lenders as required under that credit facility. Panhandle has received a waiver of this requirement until April 30, 2003 and a waiver of a requirement to provide certain documentation until June 30, 2003. Should it be unable to deliver the certified financial statements or execute the required documents by the timing indicated, LNG Holdings could be declared to be in default under its credit facility and the debt thereunder could be accelerated and become immediately due and payable. For further information, see
Note 10, Subsequent Events -- LNG Waiver.

Occasionally, Panhandle will purchase surety bonds to indemnify third parties for unforeseen events which may occur in the course of construction or repair projects. As of September 30, 2002, Panhandle has purchased $4 million of these surety bonds.

Panhandle has a deferred state tax asset attributable to temporary differences reflecting state tax loss carryforwards of $11 million as of September 30, 2002. These carryforwards expire after 15 years, and their application for reduction of future taxes is dependent on Panhandle's taxable income in 2013 and beyond when these assets begin to expire. The possibility exists that this deferred tax asset may not be fully realized, and a valuation allowance may be required at some point in the future.

The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a five-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back a consolidated 2001 tax loss to tax years 1996 through 1999 and obtain refunds of prior years tax payments totaling $217 million. The tax loss carryback, however, resulted in a reduction in alternative minimum tax credit carryforwards that previously had been recorded by CMS Energy as deferred tax assets in the amount of $41 million. This one-time non-cash reduction in alternative minimum tax credit carryforwards has been reflected in the tax provisions of CMS Energy and allocated to each of its consolidated subsidiaries, as of September 2002, according to their contributions to the consolidated CMS Energy tax loss; $5 million was allocated to Panhandle. Panhandle has recorded the $5 million tax liability as a return of capital to CMS Energy, a capital transaction instead of as a charge against income. This represents an allocation of only one of CMS Energy's consolidated tax return items, which will be calculated and allocated to various CMS Energy subsidiaries in the fourth quarter of 2002. The amount of the final tax allocations to Panhandle may be materially different than the $5 million recorded for this one item in September. For further information, see
Note 10, Subsequent Events -- Tax Related Accounts Receivable.

6.  DEBT RATING DOWNGRADES

On June 11, 2002, Moody's Investors Service, Inc. lowered its rating on Panhandle's senior unsecured notes from Baa3 to Ba2 based on concerns surrounding the liquidity and debt levels of CMS Energy. On July 15, 2002, Fitch Ratings, Inc lowered its rating on these notes from BBB to BB+ and again on September 4, 2002 to BB based on similar concerns. On July 16, 2002, S&P also lowered its rating on these notes from BBB- to BB, in line with their rating on CMS Energy based on their belief that CMS Energy and its subsidiaries are at equal risk of default since the parent relies on its subsidiaries to meet its financial commitments. Effective with this downgrade, Panhandle's debt is below investment grade. Each of the three major ratings services currently have negative outlooks for CMS Energy and its subsidiaries, due to uncertainties associated with CMS Energy's financial condition and liquidity pending resolution of the round trip trading investigations and lawsuits, the special board committee investigation, financial statement restatement and re-audit, and access to the capital markets.

Panhandle, as a result of the ratings downgrade by both Moody's and S&P to below investment grade levels, can be required to pay the balance of the demand loan owed LNG Holdings including the remaining principal and accrued interest at any time such downgrades exist. Dekatherm Investor Trust has agreed not to make demand for payment of the approximately $66 million remaining of the original $75 million note payable before November 22, 2002, in return for a fee and an agreement for Panhandle to acquire the Dekatherm Investor Trust's interest in LNG Holdings. When Panhandle acquires Dekatherm Investor Trust's interest, it will then own 100% of LNG Holdings and will not demand payment on the note payable to LNG Holdings.

In conjunction with the Centennial and Guardian pipeline projects, Panhandle has provided guarantees related to the project financings during the construction phases and initial operating periods. On July 17, 2002, following the debt downgrades by Moody's and S&P, the lender sent notice to Panhandle, pursuant to the terms of the Guaranty Agreement, requiring Panhandle to provide acceptable credit support for its pro rata portion of these construction loans, which aggregate $110 million including anticipated future draws. On September 27, 2002, Panhandle's Centennial partners provided credit support of $25 million each in the form of guarantees to the lender to cover Panhandle's obligation of $50 million of loan guarantees. The partners were paid credit fees by Panhandle on the outstanding balance of the guarantees for the periods for which they were in effect. This additional credit support did not remove Panhandle from its original $50 million obligation.

In October 2002, Panhandle provided a letter of credit to the lenders which constitutes acceptable credit support under the Guardian financing agreement. This letter of credit was cash collateralized by Panhandle with approximately $63 million. As of September 30, 2002, Panhandle has also provided $16 million of equity contributions to Guardian.

Panhandle's senior unsecured notes were not impacted by the debt rating downgrades, but are subject to other requirements such as the maintenance of certain fixed charge coverage ratios, leverage ratios and limitations on liens which if not met, limits certain payments. At September 30, 2002, Panhandle was in compliance with all covenants.

7.  SYSTEM GAS

Panhandle classifies its current system gas at lower of cost or market. Amounts for system gas, reflected in System gas and operating supplies on the consolidated balance sheet, are $60 million and $50 million at an average of $3.57 and $2.79 per dekatherm at September 30, 2002, and December 31, 2001, respectively. Panhandle classifies its non-current system gas in Other non-current assets and it is recorded at lower of cost or market and valued at $4 million and $10 million at September 30, 2002, and December 31, 2001, respectively. A change in accounting treatment for the valuation of system balancing gas which is described in Note 9, Restatement of Financial Statements and Note 11, Restated Quarterly Financial Data (Unaudited) resulted in an additional $3 million write-down, or a total write-down of $13 million in the first nine months of 2001. The change in accounting treatment resulted in an additional $12 million write-down, or a total write-down of $23 million for the full twelve months 2001. There were no system balancing gas write-downs required in the first nine months of 2002.

8.  POSSIBLE SALE OF PANHANDLE

In August 2002, CMS Energy began exploring the sale of the Panhandle and CMS Field Services business units as part of an ongoing effort to strengthen its balance sheet, improve its credit ratings and enhance financial flexibility. The companies considered for sale include Panhandle Eastern Pipe Line, CMS Trunkline, Sea Robin, Pan Gas Storage and including Panhandle's interests in LNG Holdings, Guardian and Centennial. CMS Energy had previously announced an intention to sell Panhandle's separate interest in Centennial but these efforts have been discontinued. CMS Energy has begun assessing the market's interest in purchasing the pipeline and field services businesses, and it is reviewing the financial, legal and regulatory issues associated with the possible sale.

9.  RESTATEMENT OF FINANCIAL STATEMENTS

In April 2002, CMS Energy's Board of Directors, upon the recommendation of the Audit Committee of CMS Energy's Board and Panhandle's Board, voted to discontinue using Arthur Andersen to audit Panhandle's financial statements for the year ending December 31, 2002. CMS Energy and Panhandle previously retained Arthur Andersen to review its financial statements for the quarter ended March 31, 2002. In May 2002, the Board of Directors engaged Ernst & Young to audit CMS Energy's and Panhandle's financial statements for the year ending December 31, 2002.

In May 2002, as a result of certain financial reporting issues surrounding round-trip trading transactions at CMS MST, Arthur Andersen notified CMS Energy that Arthur Andersen's historical opinions on CMS Energy's financial statements for the fiscal years ended December 31, 2001 and December 31, 2000, could not be relied upon. As a result, Ernst & Young began the process of re-auditing CMS Energy's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000. Although Arthur Andersen's notification did not apply to separate, audited financial statements of Panhandle for the applicable years, the re-audit did include audit work at Panhandle for these years.

In connection with Ernst & Young's re-audit of the financial statements for fiscal years ended December 31, 2001 and 2000, Panhandle has determined to make, in consultation with Ernst & Young, certain adjustments to its consolidated financial statements for the fiscal year ended December 31, 2001 and subsequent quarters in 2002. Therefore, the consolidated financial statements for the first three quarters of 2001, the year ended December 31, 2001 and subsequent three quarters of 2002 have been restated from amounts previously reported.

The restatement of the financial statements includes; 1) adjustments for the consolidation of LNG Holdings, resulting in increased net income of $2 million for the nine months ended September 30 2002; 2) reclassification of a portion of CMS capital loans made in 2001 to reflect a reduction to stockholder's equity and classification of the remaining amount of the notes receivable from CMS Capital as current assets; 3) system gas pricing adjustment resulting in an additional $3 million and $12 million of system gas inventory write-downs in the first nine months and twelve months of 2001, respectively, and; 4) a classification of a $5 million tax allocation from CMS Energy to reflect as a capital transaction instead of a charge against income and; 5) Other adjustments including SERP adjustments based on actuarial information at December 2001 resulting in a $1 million decrease in net income in 2001 and certain other reclassifications made to the consolidated balance sheet with no income statement impact.

In addition to restatements related to the re-audit, a goodwill write-down of $601 million ($369 million after-tax) reflected retroactively to the first quarter of 2002 as a cumulative effect of change in accounting for goodwill, pursuant to the requirements of SFAS No. 142, primarily due to changes in market conditions and the value of Panhandle since Panhandle's acquisition by CMS Energy in March 1999. The goodwill impairment amount was determined by comparing the fair value of goodwill, as determined by independent appraisers, to book value. The fair value of the reporting unit was determined using a combination of an income approach based on discounted cash flows and a market approach using public guideline companies and market transactions (see Note 3, Goodwill Impairment).

CONSOLIDATION OF LNG HOLDINGS: As was previously disclosed in late 2001, Panhandle entered into a structured transaction to monetize a portion of the value of a long-term terminalling contract of its

LNG subsidiary. The LNG assets were contributed to LNG Holdings, which then received an equity investment from an unaffiliated third party, Dekatherm Investor Trust and obtained new loans secured by the assets. After paying expenses, net proceeds of $235 million were distributed to Panhandle and the venture also loaned $75 million (eliminated in consolidation) to Panhandle. While the proceeds received by Panhandle were in excess of its book basis, a gain on the transaction was not recorded. This excess was originally recorded as a deferred commitment, reflecting the fact that Panhandle was expecting to reinvest proceeds into LNG Holdings for a planned expansion. Panhandle is the manager and operator of the joint venture, and has the primary economic interest in it. Initially, Panhandle believed that off-balance sheet treatment for the joint venture was appropriate under generally accepted accounting principles and its previous independent auditor, Arthur Andersen concurred. Upon further analysis of these facts at this time, Panhandle has now concluded that it did not meet the conditions precedent to account for the contribution of the LNG entity as a disposition given Panhandle's continuing involvement and the lack of sufficient participating rights by the third--party equity holder in the joint venture. As a result, Panhandle has determined to make, in consultation with Ernst & Young, the restatements to its financial statements to reflect consolidation of LNG Holdings at December 31, 2001 and the subsequent quarters of 2002. At December 31, 2001 the new accounting treatment resulted in a net increase of $215 million of debt, the elimination of $183 million of deferred commitment, minority interest of $30 million and other net assets of $62 million. With the exception of certain immaterial reclassifications, there was no impact to 2001 net income resulting from this accounting treatment. In 2002, the quarterly income recorded is impacted due to the timing of earnings recognition from LNG Holdings, with income generally being recognized earlier by Panhandle upon consolidation. In addition, the gross revenues and expenses are now recorded on a consolidated basis versus the equity income previously recorded. For the quarterly periods in 2002 there is an increase in net income of $4 million for the period ending March 31, 2002, and decrease of $1 million for each of the quarterly periods ending June and September 2002, due to equity income previously being recognized only to the extent cash was received by Panhandle. The September 2002 balance sheet impact includes a net increase of $218 million of debt, the elimination of $174 million of deferred commitment, minority interest of $31 million, a $12 million reduction to equity primarily from unrealized losses related to debt hedges, and $49 million of other net assets.

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

SYSTEM GAS: Panhandle maintains system balancing gas for use in operations. During 2001, with the concurrence of its previous independent auditor, Arthur Andersen, Panhandle only applied lower of cost or market pricing to the portion of system balancing gas that it expected to consume in its operations over the next twelve months. The remaining gas was reflected as non-current and was recorded at cost. Upon further review by Panhandle and in consultation with Ernst & Young, Panhandle has determined that it should have applied lower of cost or market pricing to all system balancing gas. The application of the lower of cost or market pricing to the non-current system balancing gas results in an additional $3 million write-down, or a total write-down of $13 million in the first nine months of 2001. The change in accounting treatment resulted in additional $12 million write-down, or a total write-down of $23 million for the full twelve months 2001. There were no system balancing gas write-downs required in the first nine months of 2002.

TAX ALLOCATION CLASSIFICATION: In September 2002, Panhandle originally recorded $5 million additional income tax expense relating to the allocation to Panhandle of reduced AMT credit carryforwards under the CMS Energy tax sharing agreement. As of September 30, 2002, the $5 million tax sharing allocation has been restated for financial reporting purposes as a return of capital by Panhandle to CMS Energy instead of as income tax expense, since the liability did not arise as a result of a tax expense at Panhandle on a separate return basis. In December, 2002 Panhandle received a $29 million tax sharing payment from CMS Energy for its allocable portion of CMS Energy's 2001 federal income tax refund. This represented $34 million of allocated income tax refund net of the $5 million of allocated reduced AMT credit carryforwards.

OTHER ADJUSTMENTS: Upon review of various accounts, Panhandle's parent company has determined that certain adjustments to the SERP assets, SERP liabilities and Additional Paid in Capital are required to reconcile the books for SERP balances based on the actuarial statements as of December 31, 2001. This adjustment resulted in a $1 million charge to the Income Statement reflected in Other Income. No such adjustments were required during 2002. Also, as a result of CMS Energy's reconciliation of intercompany receivables and payables, certain adjustments were required between related party and third party receivables or payables. There was no income impact related to the related party adjustments. In addition to the above restated items, certain other reclassifications were made to the consolidated balance sheet for all periods presented.

The following tables present the impact of the above adjustments to Panhandle's Consolidated Statements of Income and Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows at September 30, 2002 on a condensed basis:

                                                           AMOUNT PREVIOUSLY        AMOUNT AS
                                                           -----------------        ---------
CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE               REPORTED              RESTATED
MONTHS ENDED SEPTEMBER 30 (IN MILLIONS)                       --------              --------
Transportation and storage of natural gas                    $ 93                    $ 92
LNG terminalling revenue                                       --                      15
Other                                                          10                       1
Operation and maintenance                                      32                      35
General and administrative                                     14                      15
Depreciation and amortization                                  14                      14
General taxes                                                   5                       5
Other income, net                                               4                       3
Interest on long-term debt                                     18                      21
Other interest                                                 --                      (1)
Income taxes                                                   14                       8
Minority interest                                                                       1
                                                           ----------------------------------
Consolidated net income                                      $ 10                    $ 13
                                                           ==================================

                                                               AMOUNT
                                                               ------
                                                             PREVIOUSLY                AMOUNT AS
                                                             ----------                ---------
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE            REPORTED                 RESTATED
MONTHS ENDED SEPTEMBER 30 (IN MILLIONS)                       --------                 --------
Transportation and storage of natural gas                      $ 297                     $ 296
LNG terminalling revenue                                          --                        44
Other                                                             25                         7
Operation and maintenance                                         91                       100
General and administrative                                        47                        50
Depreciation and amortization                                     39                        40
General taxes                                                     17                        17
Other income, net                                                  9                         8
Interest on long-term debt                                        53                        59
Other interest                                                    (2)                       (2)
Income taxes                                                      39                        35
Minority interest                                                 --                         3
Extraordinary gain                                                 1                         1
Accounting change - goodwill                                      --                      (369)
                                                               --------------------------------
Consolidated net income                                        $  48                     $(315)
                                                               ================================

                                                                 AMOUNT
                                                                 ------
                                                              PREVIOUSLY            AMOUNT AS
                                                              ----------            ---------
                                                               REPORTED             RESTATED
CONSOLIDATED BALANCE SHEETS (IN MILLIONS)                      --------             --------
ASSETS:
Net property, plant and equipment                               $1,564               $1,601
Investments in affiliates                                           86                   86
Cash and cash equivalents                                           45                   57
Account receivable, net                                             63                   64
Gas imbalances-receivable                                           16                   16
System gas and operating supplies                                   61                   73
Deferred income taxes                                               11                   11
Note receivable-CMS Capital (current portion)                       79                  102
Other current assets                                                18                   11
Deferred income taxes, net                                          --                   49
Goodwill, net                                                      700                  113
Note receivable-CMS Capital (non-current portion)                  172                   --
Debt issuance cost                                                   5                   16
Non-current assets-other                                            45                   32
                                                              ------------------------------
TOTAL ASSETS                                                     2,865                2,231
                                                              ==============================


LIABILITIES:
Stockholder's equity                                             1,302                  765
Long-term debt                                                     936                1,154
Minority interest                                                   --                   31
Accounts payable                                                    16                   17
Note payable (current portion)                                      10                   12
Gas imbalance payable                                               66                   66
Accrued taxes                                                       16                   16
Accrued interest                                                    10                   11
Accrued liabilities                                                 21                   21
Current liabilities - other                                         38                   57
Deferred income taxes                                              194                   --
Deferred commitments                                               174                   --
Non-current liabilities-other                                       82                   81
                                                              ------------------------------
TOTAL EQUITY & LIABILITIES                                      $2,865               $2,231
                                                              ==============================

                                                                        AMOUNT
                                                                        ------
                                                                      PREVIOUSLY          AMOUNT AS
                                                                      ----------          ---------
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE                    REPORTED            RESTATED
MONTHS ENDED SEPTEMBER 30 (IN MILLIONS)                               --------            --------
Net cash provided by operating activities                              $ 118                $ 135
Net cash used in investing activities                                    (83)                 (86)
Contribution from LNG Holdings' Minority Interest                         --                    1
Long-term debt retirements                                              (134)                (135)
Net decrease in current note receivable- CMS Capital                       7                  171
Net increase in non-current note receivable- CMS Capital                 165                   --
Restructuring costs                                                       --                   (3)
Return of capital                                                         --                   (5)
Gain on swaps                                                                                   3
Dividends paid                                                           (28)                 (27)
Net increase in cash and temporary cash                                   45                   54
   Cash and temporary cash investments
   Beginning of period                                                    --                    3
   End of period                                                       $  45                $  57

For additional tables presenting the impact of the above adjustments to Panhandle's Consolidated Statements of Income and Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 on a comparative basis with prior periods, see Note 11, Restated Quarterly Financial Data (Unaudited).

10. SUBSEQUENT EVENTS

Subsequent to September 30, 2002, a number of significant events have occurred. These events have been disclosed in Panhandle's filings of Forms 8-K and 10-K/A. Below is a summary of these events:

SALE OF PANHANDLE: In August 2002, CMS Energy began exploring the sale of the Panhandle and CMS Field Services business units as part of an ongoing effort to strengthen its balance sheet, improve its credit ratings and enhance financial flexibility. CMS Energy considered selling Panhandle Eastern Pipe Line, Trunkline, Sea Robin, Pan Gas Storage, LNG Holdings and Panhandle's interests in Guardian and Centennial. On December 21, 2002, CMS Energy reached a definitive agreement to sell Panhandle to Southern Union Panhandle Corp. The agreement calls for Southern Union Panhandle Corp, a newly formed entity owned by Southern Union Company and AIG Highstar Capital, L.P., to pay $662 million in cash and assume $1.166 billion in debt. Under terms of the agreement, CMS Energy was to retain Panhandle's ownership interests in the Centennial and Guardian pipeline projects, as well as certain of Panhandle's net deferred tax assets, all tax liabilities, and pension assets and liabilities. Panhandle has since sold its interest in Centennial (see Sale of Centennial below) and the Guardian interest has been transferred to Panhandle's parent, CMS Gas Transmission. The Panhandle transaction has been approved by the Board of Directors of each company and is subject to customary closing conditions, action by the Federal Trade Commission under the Hart-Scott-Rodino Act, and action by appropriate state regulators.

ACQUISITION OF DEKATHERM INVESTOR TRUST'S INTEREST: In November 2002, Panhandle acquired Dekatherm Investor Trust's interest in Trunkline LNG for approximately $41 million and subsequently owns 100 percent of LNG Holdings.

LNG EXPANSION APPROVED: In December 2002, FERC approved the expansion of Trunkline LNG's LNG terminal. The expanded facility is currently expected to be in operation by January 2006.

SHORT-TERM NOTES: In December 2002 and January 2003, Panhandle secured short-term bank loans in the amounts of $30 million and $10 million, respectively. The loans are due the earlier of December 2003 or upon the sale of Panhandle. The stock of most of Panhandle's subsidiaries were pledged as collateral for the loans, which were utilized to improve overall liquidity which had been reduced by various cash requirements. Panhandle is required to provide certified September 30, 2002 financial statements to the banks by April 30, 2003. Panhandle intends to provide these statements to the banks prior to April 30, 2003. Should it be unable to deliver the certified financial statements or obtain a waiver by that date, Panhandle could be declared to be in default and the debt could be accelerated and become immediately due and payable.

LNG WAIVER: As a result of the restatements required, Panhandle was unable to deliver certified September 30, 2002 financial statements to the LNG Holdings lenders as required under that credit facility. Panhandle has received a waiver of this requirement until April 30, 2003 and a waiver of a requirement to provide certain documentation until June 30, 2003. Panhandle intends to provide the financial statements to the banks prior to April 30, 2003. Should it be unable to deliver the certified financial statements or execute the required documents by the timing indicated, LNG Holdings could be declared to be in default under its credit facility and the debt thereunder could be accelerated and become immediately due and payable.

SALE OF CENTENNIAL: On February 10, 2003, Panhandle sold its one-third equity interest in Centennial Pipeline, LLC for $40 million to Centennial's two other partners, Marathon Ashland Petroleum, LLC (MAPL) and TE Products Pipeline Company, Limited Partnership, through its general partner, Texas Eastern Products Pipeline Company, LLC (TEPPCO). Panhandle has been released by MAPL, TEPPCO and the lenders for any liabilities, including credit fees, related to Panhandle's $50 million parent guaranty of the project debt. In December 2002, Panhandle recorded a $26 million pre-tax ($16 million after-tax) write-down of its investment in Centennial.

TRANSFER OF GUARDIAN INTEREST: On March 10, 2003, Panhandle's ownership interest in Guardian was transferred to CMS Gas Transmission along with the $63 million cash collateral for the letter of credit supporting the $60 million guarantee provided by Panhandle for the project financing. Panhandle was also released from these guarantee obligations as of March 10, 2003 by Prudential and the other note holders.

ACCOUNTING FOR RETIREMENT BENEFITS: The Pension Plan is a CMS Energy plan for CMS Energy and its affiliates, of which Panhandle is a participating affiliate. The Pension Plan includes amounts for employees of CMS Energy and affiliates, including Panhandle; assets for each affiliate are not distinguishable from the Pension Plan's total assets. On December 21, 2002, a definitive agreement was executed to sell Panhandle. The sale is expected to close in 2003. No portion of the Pension Plan assets or liabilities will be transferred with the sale of Panhandle. At the closing of the sale, all employees of Panhandle will no longer be eligible to accrue additional benefits under the Pension Plan. The Pension Plan will retain pension payment obligations under the Pension Plan for Panhandle employees who are vested under the Pension Plan.

The recent significant downturn in the equities markets has affected the value of the Pension Plan's assets. The estimated fair value of the Pension Plan's assets at December 31, 2002 was $607 million. The Accumulated Benefit Obligation was estimated at $1.055 billion. The Pension Plan's Accumulated Benefit Obligation exceeded the value of these assets at December 31, 2002, and as a result, Panhandle and the other participants of the plan were required to recognize an additional minimum liability for this excess in accordance with SFAS No. 87. As of December 31, 2002, the additional minimum liability allocated to Panhandle was $48 million, of which $6 million was recorded as an intangible asset, and $42 million was charged to accumulated other comprehensive loss
($26 million after-tax) on the consolidated balance sheet.

ACCOUNTING FOR DERIVATIVES: Panhandle has interest-rate related derivative instruments to manage its exposure on its debt instruments and does not enter into derivative instruments for any purpose other than hedging purposes. That is, Panhandle does not speculate using derivative instruments.

Interest rate swap agreements are used to reduce interest rate risks and to manage interest expense. By entering into these agreements, Panhandle generally converts floating-rate debt into fixed-rate debt. This reduces Panhandle's risk of incurring higher interest costs in periods of rising interest rates. Interest differentials to be paid or received because of swap agreements are reflected as an adjustment to interest expense.

The fair value of interest rate swap agreements was $19 million pre-tax, $12 million net of tax at September 30, 2002. Current market pricing models were used to estimate fair values of interest rate swap agreements. In accordance with SFAS No. 133, a $12 million after-tax debit was recorded to accumulated other comprehensive loss on the consolidated balance sheet.

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Panhandle will adopt the new rules on asset retirement obligations on January 1, 2003. Preliminary results indicate that application of the new rules will result in an increase in net property, plant and equipment of $11 million, recognition of an asset retirement obligation of $10 million, and a cumulative effect of adoption that will increase net income and stockholder's equity by $1 million.

11. RESTATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial information provided below as of and for the nine months ended September 30, 2002 and 2001, respectively, include adjustments resulting from the re-audit of the consolidated financial statements for the years ended 2001 and 2000, and adjustments to the 2002 financial information in order that such information be consistent with the prior year restated financial information. For detailed information about the restatement of Panhandle's financial statements reflecting these adjustments, see Explanatory Note at the beginning of this Form 10-Q/A, Change in Auditors and Restatement in the MD&A section and Note 9 -- Restatement of Financial Statements.

PANHANDLE EASTERN PIPE LINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

2002

                                                                       THREE             THREE           THREE          THREE
                                                                   MONTHS ENDED      MONTHS ENDED    MONTHS ENDED   MONTHS ENDED
                                                                    09/30/02          09/30/02        09/30/01       09/30/01
                                                                   AS REPORTED      AS RESTATED      AS REPORTED    AS RESTATED
OPERATING REVENUE
  Transportation and storage of natural gas                              93              92               96              95
  LNG terminalling revenue                                               --              15               20              20
  Equity earnings (losses) from unconsolidated subsidiaries               8              (2)              --              --
  Other                                                                   2               3                4               5
                                                                       ----            ----             ----            ----
    Total operating revenue                                             103             108              120             120
                                                                       ----            ----             ----            ----

OPERATING EXPENSE
  Operation and maintenance                                              32              35               41              39
  General and administrative                                             14              15               22              22
  Depreciation and amortization                                          14              14               19              19
  General taxes                                                           5               5                8               7
                                                                       ----            ----             ----            ----
     Total operating expenses                                            65              69               90              87
                                                                       ----            ----             ----            ----

PRETAX OPERATING INCOME                                                  38              39               30              33

OTHER INCOME, NET                                                         4               3                4               3

INTEREST CHARGES
  Interest on long-term debt                                             18              20               20              22
     Other interest                                                      --              --               --              (1)
                                                                       ----            ----             ----            ----
     Total interest charges                                              18              20               20              21

MINORITY INTEREST                                                        --               1               --              --

NET INCOME BEFORE INCOME TAXES                                           24              21               14              15

INCOME TAXES                                                             14               8                6               6
                                                                       ----            ----             ----            ----

NET INCOME BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                              10              13                8               9

EXTRAORDINARY GAIN, NET OF TAX                                           --              --               --              --
                                                                       ----            ----             ----            ----

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                                10              13                8               9

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR
  GOODWILL, NET OF TAX                                                   --              --               --              --
                                                                       ----            ----             ----            ----

CONSOLIDATED NET INCOME                                                  10              13                8               9
                                                                       ====            ====             ====            ====

PANHANDLE EASTERN PIPE LINE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN MILLIONS)

2002

                                                                   NINE            NINE             NINE            NINE
                                                               MONTHS ENDED     MONTHS ENDED    MONTHS ENDED    MONTHS ENDED
                                                                 09/30/02        09/30/02         09/30/01        09/30/01
                                                               AS REPORTED      AS RESTATED      AS REPORTED     AS RESTATED
OPERATING REVENUE
   Transportation and storage of natural gas                           297            296            308            308
   LNG terminalling revenue                                             --             44             69             69
   Equity earnings (losses) from unconsolidated subsidiaries            13             (5)            --             --
   Other                                                                12             12             13             13
                                                                      ----           ----           ----           ----
      Total operating revenue                                          322            347            390            390
                                                                      ----           ----           ----           ----

OPERATING EXPENSE
   Operation and maintenance                                            91            100            111            115
   General and administrative                                           47             50             57             57
   Depreciation and amortization                                        39             40             52             52
   General taxes                                                        17             17             22             21
                                                                      ----           ----           ----           ----
      Total operating expenses                                         194            207            242            245
                                                                      ----           ----           ----           ----


PRETAX OPERATING INCOME                                                128            140            148            145

OTHER INCOME, NET                                                        9              8              8              7

INTEREST CHARGES
   Interest on long-term debt                                           53             58             63             64
      Other interest                                                    (2)            (1)            (1)            (1)
                                                                      ----           ----           ----           ----
      Total interest charges                                            51             57             62             63
                                                                      ----           ----           ----           ----

MINORITY INTEREST                                                       --              3             --             --

NET INCOME BEFORE INCOME TAXES                                          86             88             94             89

INCOME TAXES                                                            39             35             38             35
                                                                      ----           ----           ----           ----

NET INCOME BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                             47             53             56             54

EXTRAORDINARY GAIN, NET OF TAX                                           1              1             --             --
                                                                      ----           ----           ----           ----

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR
  GOODWILL, NET OF TAX                                                  --           (369)            --             --
                                                                      ----           ----           ----           ----

CONSOLIDATED NET INCOME (LOSS)                                          48           (315)            56             54
                                                                      ====           ====           ====           ====

PANHANDLE EASTERN PIPE LINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

2002

                                                                             THREE           THREE         THREE         THREE
                                                                          MONTHS ENDED   MONTHS ENDED   MONTHS ENDED  MONTHS ENDED
                                                                            06/30/02       06/30/02       06/30/01     06/30/01
                                                                          AS REPORTED    AS RESTATED    AS REPORTED   AS RESTATED
OPERATING REVENUE
   Transportation and storage of natural gas                                90               90               92               93
   LNG terminalling revenue                                                 --               16               21               21
   Equity earnings (losses) from unconsolidated subsidiaries                --(A)            (2)              --               --
   Other                                                                     9(A)             2                2                1
                                                                          ----             ----             ----             ----
      Total operating revenue                                               99              106              115              115
                                                                          ----             ----             ----             ----

OPERATING EXPENSE
   Operation and maintenance                                                30               33               37               43
   General and administrative                                               17               18               18               18
   Depreciation and amortization                                            12               13               16               16
   General taxes                                                             6                5                6                6
                                                                          ----             ----             ----             ----
      Total operating expenses                                              65               69               77               83
                                                                          ----             ----             ----             ----


PRETAX OPERATING INCOME                                                     34               37               38               32

OTHER INCOME, NET                                                            3                2                2                2

INTEREST CHARGES
   Interest on long-term debt                                               18               18               22               21
      Other interest                                                        (2)               1               (1)              --
                                                                          ----             ----             ----             ----
      Total interest charges                                                16               19               21               21

MINORITY INTEREST                                                           --                1               --               --

NET INCOME BEFORE INCOME TAXES                                              21               19               19               13

INCOME TAXES                                                                 9                8                8                5
                                                                          ----             ----             ----             ----

NET INCOME BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                                 12               11               11                8

EXTRAORDINARY GAIN, NET OF TAX                                               1                1               --               --
                                                                          ----             ----             ----             ----

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR
  GOODWILL, NET OF TAX                                                      --               --               --               --
                                                                          ----             ----             ----             ----

CONSOLIDATED NET INCOME                                                     13               12               11                8
                                                                          ====             ====             ====             ====

(A) The three months ended June 30, 2002 included equity earnings of $5 million in Other Operating Revenue.

PANHANDLE EASTERN PIPE LINE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN MILLIONS)

2002

                                                                        SIX             SIX               SIX              SIX
                                                                   MONTHS ENDED     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                                                                    06/30/02          06/30/02         06/30/01         06/30/01
                                                                   AS REPORTED      AS RESTATED      AS REPORTED      AS RESTATED
OPERATING REVENUE
   Transportation and storage of natural gas                              204              204              212              213
   LNG terminalling revenue                                                --               29               49               49
   Equity earnings (losses) from unconsolidated subsidiaries               --(A)            (3)              --               --
   Other                                                                   15(A)             9                9                8
                                                                         ----             ----             ----             ----
      Total operating revenue                                             219              239              270              270
                                                                         ----             ----             ----             ----

OPERATING EXPENSE
   Operation and maintenance                                               59               65               70               76
   General and administrative                                              33               35               35               35
   Depreciation and amortization                                           25               26               33               33
   General taxes                                                           12               12               14               14
                                                                         ----             ----             ----             ----
      Total operating expenses                                            129              138              152              158
                                                                         ----             ----             ----             ----


PRETAX OPERATING INCOME                                                    90              101              118              112

OTHER INCOME, NET                                                           5                5                4                4

INTEREST CHARGES
   Interest on long-term debt                                              35               38               43               42
      Other interest                                                       (2)              (1)              (1)              --
                                                                         ----             ----             ----             ----
      Total interest charges                                               33               37               42               42
                                                                         ----             ----             ----             ----

MINORITY INTEREST                                                          --                2               --               --

NET INCOME BEFORE INCOME TAXES                                             62               67               80               74

INCOME TAXES                                                               25               27               32               29
                                                                         ----             ----             ----             ----

NET INCOME BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                                37               40               48               45

EXTRAORDINARY GAIN, NET OF TAX                                              1                1               --               --
                                                                         ----             ----             ----             ----

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR
  GOODWILL, NET OF TAX                                                     --             (369)              --               --
                                                                         ----             ----             ----             ----

CONSOLIDATED NET INCOME (LOSS)                                             38             (328)              48               45
                                                                         ====             ====             ====             ====

(A) The six months ended June 30, 2002 included equity earnings of $5 million in Other Operating Revenue

PANHANDLE EASTERN PIPE LINE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN MILLIONS)

2002

                                                                      THREE            THREE            THREE            THREE
                                                                  MONTHS ENDED     MONTHS ENDED     MONTHS ENDED      MONTHS ENDED
                                                                    03/31/02         03/31/02         03/31/01          03/31/01
                                                                  AS REPORTED      AS RESTATED      AS REPORTED       AS RESTATED
OPERATING REVENUE
   Transportation and storage of natural gas                             114             114              120             120
   LNG terminalling revenue                                               --              13               28              28
   Equity earnings (losses) from unconsolidated subsidiaries              --              (1)              --              --
   Other                                                                   6               7                7               7
                                                                        ----            ----             ----            ----
      Total operating revenue                                            120             133              155             155
                                                                        ----            ----             ----            ----

OPERATING EXPENSE
   Operation and maintenance                                              29              32               33              33
   General and administrative                                             16              17               17              17
   Depreciation and amortization                                          13              13               17              17
   General taxes                                                           6               7                8               8
                                                                        ----            ----             ----            ----
      Total operating expenses                                            64              69               75              75
                                                                        ----            ----             ----            ----


PRETAX OPERATING INCOME                                                   56              64               80              80

OTHER INCOME, NET                                                          2               3                2               2

INTEREST CHARGES
   Interest on long-term debt                                             17              20               21              21
      Other interest                                                      --              (2)              --              --
                                                                        ----            ----             ----            ----
      Total interest charges                                              17              18               21              21

MINORITY INTEREST                                                         --               1               --              --

NET INCOME BEFORE INCOME TAXES                                            41              48               61              61

INCOME TAXES                                                              16              19               24              24
                                                                        ----            ----             ----            ----

NET INCOME BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                               25              29               37              37

EXTRAORDINARY GAIN, NET OF TAX                                            --              --               --              --
                                                                        ----            ----             ----            ----
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR
  GOODWILL, NET OF TAX                                                    --            (369)              --              --
                                                                        ----            ----             ----            ----
CONSOLIDATED NET INCOME (LOSS)                                            25            (340)              37              37
                                                                        ====            ====             ====            ====

PANHANDLE EASTERN PIPE LINE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

         2002

                                                                           NINE            NINE             NINE            NINE
                                                                       MONTHS ENDED    MONTHS ENDED     MONTHS ENDED    MONTHS ENDED
                                                                          09/30/02        09/30/02         09/30/01       09/30/01
                                                                        AS REPORTED     AS RESTATED      AS REPORTED     AS RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                                          48            (315)             56             54
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                                              39              40              52             52
   Deferred income taxes                                                      65              58              52             51
   Cumulative effect change in accounting principle                          (29)            369              --             --
   Changes in current asset and liabilities                                   --             (16)            (70)           (66)
   Other, net                                                                 (5)             (6)             (5)            (6)
                                                                            ----            ----            ----           ----
      Net cash provided by operating activities                              118             130              85             85
                                                                            ----            ----            ----           ----

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital and investment expenditures                                       (80)            (83)            (50)           (50)
   Retirement and other                                                       (3)             (3)            (22)           (22)
                                                                            ----            ----            ----           ----
      Net cash used in investing activities                                  (83)            (86)            (72)           (72)
                                                                            ----            ----            ----           ----

CASH FLOWS FROM FINANCING ACTIVITIES
   Contribution from parent                                                   --              --             150            150
   Contribution from LNG minority interest                                    --               1              --             --
   Net (increase)/decrease in current note receivable
     - CMS Capital                                                             7             171            (111)            39
   Other (increase)/decrease note receivable
     -  CMS Capital                                                          165              --              --           (150)
   Debt issuance costs                                                        --              (3)             --             --
   Gain on swap unwind                                                        --               3              --             --
   Long-term debt retirement                                                (134)           (135)             --             --
   Dividends paid                                                            (28)            (27)            (50)           (50)
                                                                            ----            ----            ----           ----
      Net cash used in/(provided by) financing activities                     10              10             (11)           (11)
                                                                            ----            ----            ----           ----

   Net Increase (Decrease) in Cash and Temporary Cash Investments             45              54               2              2

   CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                   --               3              --             --
                                                                            ----            ----            ----           ----
   CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                         45              57               2              2
                                                                            ====            ====            ====           ====

OTHER CASH FLOW ACTIVITIES WERE:
   Interest paid (net of amounts capitalized)                                 69              76              80             80
   Income taxes paid (net of refunds)                                          1               1               8              8

PANHANDLE EASTERN PIPE LINE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

         2002

                                                                          SIX             SIX              SIX              SIX
                                                                      MONTHS ENDED     MONTHS ENDED    MONTHS ENDED     MONTHS ENDED
                                                                         06/30/02        06/30/02         06/30/01         06/30/01
                                                                       AS REPORTED      AS RESTATED     AS REPORTED      AS RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                                          38            (328)             48              45
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                                              25              25              33              33
   Deferred income taxes                                                      39              32              36              34
   Cumulative effect change in accounting principle                           --             369              --              --
   Changes in current asset and liabilities                                  (16)             (4)            (48)            (42)
   Other, net                                                                 (4)             (1)             (2)             (3)
                                                                            ----            ----            ----            ----
      Net cash provided by operating activities                               82              93              67              67
                                                                            ----            ----            ----            ----

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital and investment expenditures                                       (39)            (41)            (30)            (30)
   Retirement and other                                                       (3)             (2)             --              --
                                                                            ----            ----            ----            ----
      Net cash used in investing activities                                  (42)            (43)            (30)            (30)
                                                                            ----            ----            ----            ----

CASH FLOWS FROM FINANCING ACTIVITIES
   Contribution from parent                                                   --              --             150             150
   Contribution from LNG minority interest                                    --               1              --              --
   Net (increase)/decrease in current note receivable
     - CMS Capital                                                            57             133            (148)              2
   Other (increase)/decrease in note receivable
     - CMS Capital                                                            76              --              --            (150)
   Debt issuance costs                                                        --              (3)             --              --
   Gain on swap unwind                                                        --               3              --              --
   Long-term debt retirement                                                (131)           (132)             --              --
   Dividends paid                                                            (27)            (28)            (39)            (39)
                                                                            ----            ----            ----            ----
      Net cash used in/(provided by) financing activities                    (25)            (26)            (37)            (37)
                                                                            ----            ----            ----            ----

   Net Increase (Decrease) in Cash and Temporary Cash Investments             15              24              --              --

   CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                   --               3              --              --
                                                                            ----            ----            ----            ----
   CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                         15              27              --              --
                                                                            ====            ====            ====            ====

OTHER CASH FLOW ACTIVITIES WERE:
   Interest paid (net of amounts capitalized)                                 38              43              42              42
   Income taxes paid (net of refunds)                                          2               2               7               7

PANHANDLE EASTERN PIPE LINE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

         2002

                                                                            THREE          THREE             THREE          THREE
                                                                        MONTHS ENDED    MONTHS ENDED     MONTHS ENDED   MONTHS ENDED
                                                                           03/31/02       03/31/02          03/31/01       03/31/01
                                                                         AS REPORTED     AS RESTATED      AS REPORTED    AS RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                                          25            (340)             37             37
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                                              13              13              17             17
   Deferred income taxes                                                      20              22              15             15
   Cumulative effect change in accounting principle                           --             369              --             --
   Changes in current asset and liabilities                                  (35)            (35)            (43)           (45)
   Other, net                                                                 (1)             --              (3)            (1)
                                                                            ----            ----            ----           ----
      Net cash provided by operating activities                               22              29              23             23
                                                                            ----            ----            ----           ----

CASH FLOWS FROM INVESTING ACTIVITIES
   Advances to CMS                                                            --               7              --             --
   Capital and investment expenditures                                        (8)            (10)            (18)           (18)
   Retirement and other                                                       (5)             (5)             --             --
                                                                            ----            ----            ----           ----
      Net cash used in investing activities                                  (13)             (8)            (18)           (18)
                                                                            ----            ----            ----           ----

CASH FLOWS FROM FINANCING ACTIVITIES
   Contribution from parent                                                   --              --              --             --
   Contribution from LNG minority interest                                    --               1              --             --
   Net (increase)/decrease in current note receivable
     - CMS Capital                                                           (75)             --              24             24
   Other decrease in note receivable
     - CMS Capital                                                            82              --              --             --
   Debt issuance costs                                                        --              (2)             --             --
   Dividends paid                                                            (16)            (16)            (29)           (29)
                                                                            ----            ----            ----           ----
      Net cash used in/(provided by) financing activities                     (9)            (17)             (5)            (5)
                                                                            ----            ----            ----           ----

   Net Increase (Decrease) in Cash and Temporary Cash Investments             --               4              --             --

   CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                   --               3              --             --
                                                                            ----            ----            ----           ----
   CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                         --               7              --             --
                                                                            ====            ====            =====          ====

OTHER CASH FLOW ACTIVITIES WERE:
   Interest paid (net of amounts capitalized)                                 33              34              38             38
   Income taxes paid (net of refunds)                                         --              --              --             --


PANHANDLE EASTERN PIPE LINE COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN MILLIONS)

         2002

                                                     PERIOD ENDED  PERIOD ENDED PERIOD ENDED  PERIOD ENDED PERIOD ENDED PERIOD ENDED
                                                       09/30/02      09/30/02     12/31/01      12/31/01     09/30/01     09/30/01
                                                     AS REPORTED   AS RESTATED   AS REPORTED  AS RESTATED   AS REPORTED AS RESTATED
ASSETS

PROPERTY, PLANT AND EQUIPMENT
   Cost                                                  1,704        1,736        1,675        1,707        1,666        1,666
   Less accumulated depreciation and amortization          179          182          142          144          134          134
                                                         -----        -----        -----        -----        -----        -----
      Sub-total                                          1,525        1,554        1,533        1,563        1,532        1,532
   Construction work-in-process                             39           47           24           25           35           35
                                                         -----        -----        -----        -----        -----        -----
      Net property, plant and equipment                  1,564        1,601        1,557        1,588        1,567        1,567
                                                         -----        -----        -----        -----        -----        -----

INVESTMENT IN AFFILIATES                                    86           86           66           66           65           65
                                                         -----        -----        -----        -----        -----        -----

CURRENT ASSETS
   Cash and temporary cash investment at cost,
       which approximates market                            45           57           --            3            2            2
   Accounts receivable, net                                 63           42          114           59          176          176
   Accounts receivable related parties                      --           22           --           55           --           --
   Gas imbalances - receivable                              16           16           26           21           65           65
   System gas and operating supplies                        61           73           55           63           24           24
   Deferred income taxes                                    11           11            7            7            8            8
   Note receivable - CMS Capital                            79          102           86          273          273          123
   Other                                                    18           11           24            2           19            1
                                                         -----        -----        -----        -----        -----        -----
      Total current assets                                 293          334          312          483          567          399
                                                         -----        -----        -----        -----        -----        -----

NON-CURRENT ASSETS
   Deferred income taxes, net                               --           49           --           --           --           --
   Goodwill, net                                           700          113          700          714          718          718
   Note receivable -  CMS Capital                          172           --          337           --           --           --
   Debt issuance cost                                        5           16            8           18           10           10
   Other                                                    45           32           30           37           90          101
                                                         -----        -----        -----        -----        -----        -----
      Total non-current assets                             922          210        1,075          769          818          829
                                                         -----        -----        -----        -----        -----        -----

   TOTAL ASSETS                                          2,865        2,231        3,010        2,906        3,017        2,860
                                                         =====        =====        =====        =====        =====        =====


COMMON STOCKHOLDER'S EQUITY AND LIABILITIES

CAPITALIZATION
   Common stockholder's equity
      common stock, no par, 1,000 shares authorized,
       issued and outstanding                                  1           1            1            1            1           1
      Paid-in capital                                      1,286       1,281        1,286        1,286        1,277       1,277
      Accumulated other comprehensive loss                    --         (12)          --           --           --          --
      Other - Note Receivable - CMS Capital                   --        (150)          --         (150)          --        (150)
      Retained earnings                                       15        (355)          (5)         (13)          --          (2)
                                                           -----       -----        -----        -----        -----       -----
         Total common stockholder's equity                 1,302         765        1,282        1,124        1,278       1,126
   Long-term debt                                            936       1,154        1,082        1,288        1,192       1,192
                                                           -----       -----        -----        -----        -----       -----
         Total capitalization                              2,238       1,919        2,364        2,412        2,470       2,318
                                                           -----       -----        -----        -----        -----       -----

MINORITY INTEREST                                             --          31           --           30           --          --

CURRENT LIABILITIES
   Accounts payable - other                                   10          10           15           16           11          11
   Accounts payable - related parties                          6           7            7            7            8           8
   Current portion of long-term debt                          10          12           --            9           --          --
   Gas imbalances - payable                                   66          66           64           59          123         119
   Accrued taxes                                              16          16            8            8           10          10
   Accrued interest                                           10          11           26           27           15          15
   Accrued liabilities                                        21          21           35           35           25          25
   Other                                                      38          57           40           37           93          88
                                                           -----       -----        -----        -----        -----       -----
      Total current liabilities                              177         200          195          198          285         276
                                                           -----       -----        -----        -----        -----       -----

NON-CURRENT LIABILITIES
   Deferred income taxes                                     194          --          185          180          181         180
   Other                                                     256          81          266           86           81          86
                                                           -----       -----        -----        -----        -----       -----
      Total non-current liabilities                          450          81          451          266          262         266
                                                           -----       -----        -----        -----        -----       -----

   TOTAL COMMON STOCKHOLDER'S EQUITY AND LIABILITIES       2,865       2,231        3,010        2,906        3,017       2,860
                                                           =====       =====        =====        =====        =====       =====

PANHANDLE EASTERN PIPE LINE COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN MILLIONS)

         2002

                                                     PERIOD ENDED  PERIOD ENDED PERIOD ENDED  PERIOD ENDED PERIOD ENDED PERIOD ENDED
                                                       06/30/02      06/30/02     12/31/01      12/31/01     06/30/01     06/30/01
                                                     AS REPORTED    AS RESTATED  AS REPORTED  AS RESTATED   AS REPORTED  AS RESTATED
ASSETS

PROPERTY, PLANT AND EQUIPMENT
   Cost                                                  1,683        1,716        1,675        1,707        1,642        1,642
   Less accumulated depreciation and amortization          167          169          142          144          120          120
                                                         -----        -----        -----        -----        -----        -----
      Sub-total                                          1,516        1,547        1,533        1,563        1,522        1,522
   Construction work-in-process                             40           44           24           25           32           32
                                                         -----        -----        -----        -----        -----        -----
      Net property, plant and equipment                  1,556        1,591        1,557        1,588        1,554        1,554
                                                         -----        -----        -----        -----        -----        -----


INVESTMENT IN AFFILIATES                                    71           71           66           66           63           63
                                                         -----        -----        -----        -----        -----        -----

CURRENT ASSETS
   Cash and temporary cash investment at cost,
       which approximates market                            15           27           --            3           --           --
   Accounts receivable, net                                 63           43          114          114          171          173
   Accounts receivable related parties                      --           25           --           --           --           --
   Gas imbalances - receivable                              22           22           26           21           58           58
   System gas and operating supplies                        88           79           55           63           20           20
   Deferred income taxes                                     6            6            7            7            8            8
   Note receivable - CMS Capital                            29          140           86          273          310          160
   Other                                                    25           16           24            2           20            2
                                                         -----        -----        -----        -----        -----        -----
      Total current assets                                 248          358          312          483          587          421
                                                         -----        -----        -----        -----        -----        -----

NON-CURRENT ASSETS
   Deferred income taxes, net                               --           62           --           --           --           --
   Goodwill, net                                           700          113          700          714          723          723
   Note receivable -  CMS Capital                          261           --          337           --           --           --
   Debt issuance cost                                        5           17            8           18           10           10
   Other                                                    28           35           30           37           73           80
                                                         -----        -----        -----        -----        -----        -----
      Total non-current assets                             994          227        1,075          769          806          813
                                                         -----        -----        -----        -----        -----        -----

   TOTAL ASSETS                                          2,869        2,247        3,010        2,906        3,010        2,851
                                                         =====        =====        =====        =====        =====        =====

COMMON STOCKHOLDER'S EQUITY AND LIABILITIES

CAPITALIZATION
   Common stockholder's equity
      common stock, no par, 1,000 shares authorized,
       issued and outstanding                                  1           1            1            1            1           1
      Paid-in capital                                      1,286       1,286        1,286        1,286        1,277       1,277
      Accumulated other comprehensive loss                    --          (4)          --           --           --          --
      Other - Note Receivable - CMS Capital                   --        (150)          --         (150)          --        (150)
      Retained earnings                                        6        (369)          (5)         (13)           3          --
                                                           -----       -----        -----        -----        -----       -----
         Total common stockholder's equity                 1,293         764        1,282        1,124        1,281       1,128
   Long-term debt                                            939       1,157        1,082        1,288        1,192       1,192
                                                           -----       -----        -----        -----        -----       -----
         Total capitalization                              2,232       1,921        2,364        2,412        2,473       2,320
                                                           -----       -----        -----        -----        -----       -----

MINORITY INTEREST                                             --          31           --           30           --          --

CURRENT LIABILITIES
   Accounts payable - other                                   11          12           15           16           16          16
   Accounts payable - related parties                          4           4            7            7           26          26
   Current portion of long-term debt                          11          12           --            9           --          --
   Gas imbalances - payable                                   87          87           64           59           89          84
   Accrued taxes                                              12          12            8            8            6           6
   Accrued interest                                           23          24           26           27           31          31
   Accrued liabilities                                        17          18           35           35           23          23
   Other                                                      34          42           40           37           91          85
                                                           -----       -----        -----        -----        -----       -----
      Total current liabilities                              199         211          195          198          282         271
                                                           -----       -----        -----        -----        -----       -----

NON-CURRENT LIABILITIES
   Deferred income taxes                                     177          --          185          180          166         164
   Other                                                     261          84          266           86           89          96
                                                           -----       -----        -----        -----        -----       -----
      Total non-current liabilities                          438          84          451          266          255         260
                                                           -----       -----        -----        -----        -----       -----

   TOTAL COMMON STOCKHOLDER'S EQUITY AND LIABILITIES       2,869       2,247        3,010        2,906        3,010       2,851
                                                           =====       =====        =====        =====        =====       =====


PANHANDLE EASTERN PIPE LINE COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN MILLIONS)

         2002

                                                     PERIOD ENDED  PERIOD ENDED PERIOD ENDED  PERIOD ENDED PERIOD ENDED PERIOD ENDED
                                                       03/31/02      03/31/02     12/31/01      12/31/01     03/31/01     03/31/01
                                                      AS REPORTED   AS RESTATED AS REPORTED   AS RESTATED   AS REPORTED AS RESTATED
ASSETS

PROPERTY, PLANT AND EQUIPMENT
   Cost                                                  1,681        1,713        1,675        1,707        1,680        1,680
   Less accumulated depreciation and amortization          155          157          142          144          111          111
                                                         -----          ---        -----          ---          ---          ---
      Sub-total                                          1,526        1,556        1,533        1,563        1,569        1,569
   Construction work-in-process                             26           29           24           25           18           18
                                                         -----          ---        -----          ---          ---          ---
      Net property, plant and equipment                  1,552        1,585        1,557        1,588        1,587        1,587
                                                         -----          ---        -----          ---          ---          ---


INVESTMENT IN AFFILIATES                                    66           66           66           66           10           10
                                                         -----          ---        -----          ---          ---          ---

CURRENT ASSETS
   Cash and temporary cash investment at cost,
       which approximates market                            --            7           --            3           --           --
   Accounts receivable, net                                107           51          114          114          155          164
   Accounts receivable related parties                      --           60           --           --           --           --
   Gas imbalances - receivable                              35           26           26           21           63           63
   System gas and operating supplies                        64           64           55           63           32           23
   Deferred income taxes                                     8            8            7            7           16           16
   Note receivable - CMS Capital                           161          266           86          273          138          138
   Other                                                    24           17           24            2           18            1
                                                         -----          ---        -----          ---          ---          ---
      Total current assets                                 399          499          312          483          422          405
                                                         -----          ---        -----          ---          ---          ---

NON-CURRENT ASSETS
   Deferred income taxes, net                               --           29           --           --           --           --
   Goodwill, net                                           700          113          700          714          749          749
   Note receivable -  CMS Capital                          255           --          337           --           --           --
   Debt issuance cost                                        7           20            8           18           11           10
   Other                                                    40           42           30           37           10           33
                                                         -----          ---        -----          ---          ---          ---
      Total non-current assets                           1,002          204        1,075          769          770          792
                                                         -----          ---        -----          ---          ---          ---

   TOTAL ASSETS                                          3,019        2,354        3,010        2,906        2,789        2,794
                                                         =====        =====        =====        =====        =====        =====


COMMON STOCKHOLDER'S EQUITY AND LIABILITIES

CAPITALIZATION
   Common stockholder's equity
      common stock, no par, 1,000 shares authorized,
       issued and outstanding                                  1           1            1            1            1           1
      Paid-in capital                                      1,286       1,286        1,286        1,286        1,127       1,127
      Accumulated other comprehensive loss                    --          --           --           --           --          --
      Other - Note Receivable - CMS Capital                   --        (150)          --         (150)          --          --
      Retained earnings                                        4        (369)          (5)         (13)           2           3
                                                           -----       -----        -----        -----        -----       -----
         Total common stockholder's equity                 1,291         768        1,282        1,124        1,130       1,131
   Long-term debt                                          1,066       1,285        1,082        1,288        1,193       1,193
                                                           -----       -----        -----        -----        -----       -----
         Total capitalization                              2,357       2,053        2,364        2,412        2,323       2,324
                                                           -----       -----        -----        -----        -----       -----

MINORITY INTEREST                                             --          31           --           30           --          --

CURRENT LIABILITIES
   Accounts payable - other                                   11          12           15           16           14          14
   Accounts payable - related parties                          8           8            7            7           26          26
   Current portion of long-term debt                          15          12           --            9           --          --
   Gas imbalances - payable                                   81          76           64           59           44          39
   Accrued taxes                                              10          10            8            8            9           9
   Accrued interest                                           12          12           26           27           15          15
   Accrued liabilities                                        19          20           35           35           23          23
   Other                                                      34          34           40           37           98          96
                                                           -----       -----        -----        -----        -----       -----
      Total current liabilities                              190         184          195          198          229         222
                                                           -----       -----        -----        -----        -----       -----

NON-CURRENT LIABILITIES
   Deferred income taxes                                     206          --          185          180          152         152
   Other                                                     266          86          266           86           85          96
                                                           -----       -----        -----        -----        -----       -----
      Total non-current liabilities                          472          86          451          266          237         248
                                                           -----       -----        -----        -----        -----       -----

   TOTAL COMMON STOCKHOLDER'S EQUITY AND LIABILITIES       3,019       2,354        3,010        2,906        2,789       2,794
                                                           =====       =====        =====        =====        =====       =====


QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK


PANHANDLE

Quantitative and Qualitative Disclosures about Market Risk is contained in PART
I: PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS, which is incorporated by reference herein.

CONTROLS AND PROCEDURES

DISCLOSURE AND INTERNAL CONTROLS

Panhandle's CEO and CFO are responsible for establishing and maintaining Panhandle's disclosure controls and procedures. Management, under the direction of the principal executive and financial officer, have evaluated the effectiveness of their respective disclosure controls and procedures as of February 17, 2003. Based on these evaluations, both Panhandle's CEO and CFO have concluded that disclosure controls and procedures are effective to ensure that material information was presented to them and properly disclosed, particularly during the third quarter of 2002 restatement. There have been no significant changes in Panhandle's internal controls or in factors, other than as discussed below, that could significantly affect internal controls subsequent to February 17, 2003.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in Panhandle's Form 10-K/A for the year ended December 31, 2001. Reference is also made to the CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, in particular Note 5 -- Commitments and Contingencies for Panhandle, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

ENVIRONMENTAL MATTERS

Panhandle and its subsidiaries and affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on its present knowledge and subject to future legal and factual developments, Panhandle believes that it is unlikely that these actions, individually or in total, will have a material adverse effect on its financial condition. See Panhandle's MANAGEMENT'S DISCUSSION AND ANALYSIS; and Panhandle's CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)     LIST OF EXHIBITS

             (99) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (B)     REPORTS OF FORM 8-K



     During 3rd Quarter 2002, Panhandle filed reports of form 8-K on July 30, 2002 and August 8, 2002 covering matters pursuant to ITEM 5. OTHER EVENTS.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company has duly caused this Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2003.



                                       PANHANDLE EASTERN PIPE LINE COMPANY

                                       By  /s/ Thomas J. Webb
                                          --------------------------------------
                                               Thomas J. Webb
                                               Executive Vice President and
                                               Chief Financial Officer

                                 CERTIFICATIONS

I, Christopher A. Helms, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Panhandle Eastern Pipe Line Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: March 13, 2003                           By /s/ Christopher A. Helms
                                                 ----------------------------
                                                      Christopher A. Helms
                                                      President and
                                                      Chief Executive Officer

I, Thomas J. Webb, certify that:



     1. I have reviewed this quarterly report on Form 10-Q/A of Panhandle Eastern Pipe Line Company;


     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: March 13, 2003                    By  /s/  Thomas J. Webb
                                          --------------------------------
                                                 Thomas J. Webb
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                 EXHIBIT INDEX



     Exh 99.1                  906 Certification.