Form 10-K
period 2002-12-31
PANHANDLE EASTERN PIPE LINE CO
filed 2003-03-31
CIK 76063

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
[ ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

             For the transition period from          to
                                            --------    ---------

Commission             Registrant; State of Incorporation;      IRS Employer
File Number              Address; and Telephone Number        Identification No.
-----------           -----------------------------------     ------------------

  1-2921               PANHANDLE EASTERN PIPE LINE COMPANY         44-0382470
                            (A Delaware Corporation)
         5444 Westheimer Road, P.O. Box 4967, Houston, Texas 77210-4967
                                  (713)989-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the Registrant (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes [ ]   No [X]

As of June 28, 2002 and March 14, 2003, CMS Energy held all voting and non-voting common equity of Panhandle.

Panhandle Eastern Pipe Line Company meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 4, 6, 10, 11, 12 and 13 have been omitted and Items 1, 2 and 7 have been reduced in accordance with Instruction I.

================================================================================

TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
Glossary        .............................................................................................   3

PART I

Item  1.        Business ....................................................................................   5
Item  2.        Properties ..................................................................................  11
Item  3.        Legal Proceedings ...........................................................................  11

PART II

Item  5.        Market for Panhandle's Common Equity and
                     Related Stockholder Matters ............................................................  12
Item  7.        Management's Discussion and Analysis of Financial Condition and
                     Results of Operations ..................................................................  12
Item  7A.       Quantitative and Qualitative Disclosures About Market Risk ..................................  12
Item  8.        Financial Statements and Supplementary Data .................................................  12
Item  9.        Changes in and Disagreements With Accountants on Accounting and
                     Financial Disclosure ...................................................................  60

PART III

Item 14.        Controls and Procedures .....................................................................  61

PART IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K .............................  62

                                    GLOSSARY

   Certain terms used in the text and financial statements are defined below.


APB....................................... Accounting Principles Board

APB Opinion No. 18........................ APB Opinion No. 18, "The Equity Method of Accounting for
                                           Investments in Common Stock"

APB Opinion No. 25........................ APB Opinion No. 25, "Accounting for Stock Issued to Employees"

APB Opinion No. 30........................ APB Opinion No. 30, "Reporting Results of Operations -
                                           Reporting the Effects of Disposal of a Segment of a Business"

AMT....................................... Alternative minimum tax

Accumulated Benefit Obligation............ The liabilities of a pension plan based on service and pay to date.
                                           This differs from the Projected Benefit Obligation that is typically disclosed in that it does not reflect expected future salary increases

Arthur Andersen........................... Arthur Andersen LLP

bcf....................................... Billion cubic feet

BG LNG Services........................... BG LNG Services, Inc., a subsidiary of BG Group of the United Kingdom

Board of Directors........................ CMS Energy Board of Directors

Centennial................................ Centennial Pipeline, LLC

Clean Air Act............................. Federal Clean Air Act, as amended

CMS Capital............................... CMS Capital Corp., a subsidiary of Enterprises

CMS Energy................................ CMS Energy Corporation, the parent of Consumers and Enterprises

CMS Energy Common Stock................... Common stock of CMS Energy, par value $.01 per share

CMS Gas Transmission...................... CMS Gas Transmission Company, a subsidiary of Enterprises

CMS MST................................... CMS Marketing, Services and Trading Company, a subsidiary of Enterprises

CMS Panhandle Holdings, LLC .............. An indirect subsidiary of Panhandle Eastern Pipe Line

Consumers................................. Consumers Energy Company, a subsidiary of CMS Energy

DOE....................................... U.S. Department of Energy

Duke Energy............................... Duke Energy Corporation, a non-affiliated company

Enterprises............................... CMS Enterprises Company, a subsidiary of CMS Energy

Ernst & Young............................. Ernst & Young LLP

EPA....................................... U. S. Environmental Protection Agency

FASB...................................... Financial Accounting Standards Board

FASB Interpretation No. 45................ FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure
                                           Requirement for Guarantees, Including Indirect Guarantees of
                                           Indebtedness of Others"

FASB Interpretation No. 46................ FASB Interpretation No. 46, "Consolidation of Variable Interest Entities"

FERC...................................... Federal Energy Regulatory Commission

FTC....................................... Federal Trade Commission

Guardian ................................. Guardian Pipeline, L.L.C.

INGAA .................................... Interstate Natural Gas Association of America

LNG....................................... Liquefied natural gas

LNG Holdings.............................. CMS Trunkline LNG Holdings, LLC, a subsidiary of CMS Panhandle Holdings, LLC

MACT...................................... Maximum Achievable Control Technology

MAPL...................................... Marathon Ashland Petroleum, LLC, partner in Centennial

MD&A...................................... Management's Discussion and Analysis

Moody's .................................. Moody's Investors Service, Inc.

NOPR...................................... Notice of Proposed Rulemaking

OPEB...................................... Postretirement benefit plans other than pensions for retired employees

Pan Gas Storage........................... Pan Gas Storage Company, a subsidiary of Panhandle Eastern
                                           Pipe Line Company

Panhandle................................. Panhandle Eastern Pipe Line Company, including all of its subsidiaries.

Panhandle Eastern Pipe Line............... Panhandle Eastern Pipe Line Company, a wholly owned subsidiary of CMS Gas Transmission

Panhandle Storage......................... CMS Panhandle Storage Company, a subsidiary of Panhandle
                                           Eastern Pipe Line Company

PCB....................................... Poly chlorinated biphenyl

Pension Plan.............................. The trusteed, non-contributory, defined benefit pension plan of Panhandle, Consumers and CMS Energy

Sea Robin................................. Sea Robin Pipeline Company

SEC....................................... U.S. Securities and Exchange Commission

SERP...................................... Supplemental Executive Retirement Plan

SFAS...................................... Statement of Financial Accounting Standards

SFAS No. 5................................ SFAS No. 5, "Accounting for Contingencies"

SFAS No. 34............................... SFAS No. 34, "Capitalization of Interest Cost"

SFAS No. 71............................... SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation"

SFAS No. 87............................... SFAS No. 87, "Employers' Accounting for Pension"

SFAS No. 106.............................. SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than
                                           Pensions"

SFAS No. 121.............................. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for
                                           Long-Lived Assets to be Disposed of"

SFAS No. 123.............................. SFAS No. 123, "Accounting for Stock-Based Compensation"

SFAS No. 133.............................. SFAS No. 133, "Accounting for Derivative Instruments and Hedging
                                           Activities, as amended and interpreted"

SFAS No. 141.............................. SFAS No. 141, "Business Combinations"

SFAS No. 142.............................. SFAS No. 142, "Goodwill and Other Intangible Assets"

SFAS No. 143.............................. SFAS No. 143, "Accounting for Asset Retirement Obligations"

SFAS No. 144.............................. SFAS No. 144, "Accounting for the Impairment or Disposal of
                                           Long-Lived Assets"

SFAS No. 145.............................. SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64,
                                           Amendment of FASB Statement No. 13, and Technical Corrections"

SFAS No. 146.............................. SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"

SFAS No. 148.............................. SFAS No. 148, "Accounting for Stock-Based Compensation"

SIPS...................................... State Implementation Plans

Southern Union............................ Southern Union Company, a non-affiliated company

TBtu...................................... Trillion British thermal unit

TEPPCO.................................... TE Products Pipeline Company, Limited Partnership, partner in Centennial

Trunkline................................. CMS Trunkline Gas Company, LLC, a subsidiary of CMS Panhandle Holdings, LLC

Trunkline LNG............................. CMS Trunkline LNG Company, LLC, a subsidiary of LNG Holdings.

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

CMS ENERGY

         CMS Energy, formed in Michigan in 1987, is an energy holding company operating through subsidiaries in the United States and in selected markets around the world. Its two principal subsidiaries are Consumers and Enterprises. Consumers is a public utility that provides natural gas and/or electricity to almost 6 million of Michigan's 10 million residents and serves customers in all 68 of the state's Lower Peninsula counties. Enterprises, through subsidiaries, is engaged in several energy businesses in the United States and in selected international markets. For 2002, CMS Energy's consolidated operating revenue was approximately $8.7 billion.

PANHANDLE

         Panhandle is a wholly owned subsidiary of CMS Gas Transmission and ultimately CMS Energy. On December 21, 2002, CMS Energy reached a definitive agreement to sell the Panhandle companies to Southern Union Panhandle Corp. The agreement calls for Southern Union Panhandle Corp., a newly formed entity owned by Southern Union Company and AIG Highstar Capital, L.P. to pay $662 million in cash and assume $1.166 billion in debt. Under terms of the agreement, CMS Energy was to retain Panhandle's ownership in the Centennial and Guardian pipeline projects, as well as certain of Panhandle's net deferred tax assets, all tax liabilities, and pension assets and liabilities. Panhandle has since sold its interest in Centennial and the Guardian interest and the related cash collateral has been transferred to Panhandle's direct parent, CMS Gas Transmission. The sale of Panhandle has been approved by the board of directors of each company and is subject to customary closing conditions and action by the Federal Trade Commission under the Hart-Scott-Rodino Act.

         On February 10, 2003, Panhandle sold its one-third equity interest in Centennial Pipeline, LLC for $40 million to Centennial's two other partners, MAPL and TEPPCO. Panhandle has been released by MAPL, TEPPCO and the lenders for any liabilities, including credit fees, related to Panhandle's $50 million parent guaranty of the project debt. In December 2002, Panhandle recorded a $26 million pre-tax ($16 million after-tax) writedown of its investment in Centennial to $40 million.

         On March 10, 2003, Panhandle's ownership interest in Guardian and $63 million of cash collateral was transferred to CMS Gas Transmission. Panhandle was also released from its guarantee obligations associated with the Guardian non-recourse guaranty as of March 10, 2003, by the partners, Prudential and the other noteholders.

         Panhandle Eastern Pipe Line, formed in Delaware in 1929, is a wholly owned subsidiary of CMS Gas Transmission. In March 1999, CMS Energy acquired Panhandle Eastern Pipe Line and its principal subsidiaries, Trunkline and Pan Gas Storage, as well as Panhandle Eastern Pipe Line's affiliates, Trunkline LNG and Panhandle Storage, from subsidiaries of Duke Energy. Immediately following the acquisition, Trunkline LNG and Panhandle Storage became wholly owned subsidiaries of Panhandle Eastern Pipe Line. In December 2001, Panhandle monetized the value of its Trunkline LNG business and the value created by long-term contracts for capacity at the Trunkline LNG Lake Charles terminal. The transaction included the formation of CMS Trunkline LNG Holdings, LLC, which now owns 100 percent of Trunkline LNG. At December 31, 2001, LNG Holdings was jointly owned by a subsidiary of Panhandle Eastern Pipe Line and Dekatherm Investor Trust, an unaffiliated entity. In November 2002, Panhandle acquired Dekatherm Investor Trust's interest for approximately $41 million and now owns 100% of LNG Holdings, which has $281 million of non-recourse secured debt at December 31, 2002. For additional information, see ITEM 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS.

         Panhandle is primarily engaged in the interstate transmission and storage of natural gas and also provides LNG terminalling and regasification services. Panhandle operates a large natural gas pipeline network, which provides customers in the Midwest and Southwest with a comprehensive array of transportation services. Panhandle's major customers include 25 utilities located primarily in the United States Midwest market area, which encompasses large portions of Illinois, Indiana, Michigan, Missouri, Ohio and Tennessee.

         In 2002, Panhandle's consolidated operating revenue was $484 million. Of Panhandle's operating revenue, 77 percent was generated from transportation services, 12 percent from LNG terminalling services, 8 percent from storage services and 3 percent from other services. During 2002, sales to Proliance Energy, LLC, a nonaffiliated local distribution company and gas marketer, accounted for 16 percent of Panhandle's consolidated revenues. Also during 2002, sales to BG LNG Services, a nonaffiliated gas marketer, accounted for 13 percent of Panhandle's consolidated revenue. Sales to subsidiaries of CMS Energy, primarily Consumers, accounted for 12 percent of Panhandle's consolidated revenues during 2002; 15 percent during 2001; and 12 percent during 2000. No other customer accounted for 10 percent or more of Panhandle's consolidated revenues during 2002, 2001 or 2000. Aggregate sales to Panhandle's top ten customers accounted for 67%, 60% and 53% of total revenues during 2002, 2001 and 2000, respectively. For additional information, see ITEM 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- RESULTS OF OPERATIONS.

         For the years 1998 to 2002, Panhandle's combined throughput was 1,141 TBtu, 1,139 TBtu, 1,374 TBtu, 1,335 TBtu and 1,259 TBtu, respectively. Beginning in March 2000, the combined throughput includes Sea Robin's throughput. A majority of Panhandle's revenue comes from long-term service agreements with local distribution company customers. Panhandle also provides firm transportation services under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis. Demand for gas transmission on Panhandle's pipeline systems is seasonal, with the highest throughput and a higher portion of revenues occurring during the colder period in the first and fourth quarters.

         NATURAL GAS TRANSMISSION PROPERTIES:. Panhandle has approximately 10,700 miles of pipeline in the United States. Panhandle Eastern Pipe Line's natural gas transmission system consists of four large diameter pipelines extending approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through the states of Missouri, Illinois, Indiana, Ohio and into Michigan. Trunkline's transmission system now includes 2 large diameter pipelines which extend approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through the states of Arkansas, Mississippi, Tennessee, Kentucky, Illinois and Indiana to a point on the Indiana-Michigan border.

         Panhandle owns and operates 47 compressor stations. It also has five gas storage fields located in Illinois, Kansas, Louisiana, Michigan and Oklahoma with an aggregate storage capacity of 70 bcf.

         During 2002, Panhandle also had a one-third interest in Guardian, which constructed a 141 mile, 36 inch pipeline from Illinois to southeastern Wisconsin for the transportation of natural gas. The Guardian pipeline was placed into service on December 7, 2002. On March 10, 2003, Panhandle's ownership interest in Guardian was transferred to CMS Gas Transmission, Panhandle's direct parent company. Panhandle was also released from its guarantee obligations associated with the Guardian non-recourse guaranty as of March 10, 2003 by the partners, Prudential and the other note holders. For additional information, see Item 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK.

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

         FERC has authority to regulate rates and charges for transportation or storage of natural gas in interstate commerce, as well as those for gas, sold by a natural gas company in interstate commerce for resale. FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of service using such facilities. Panhandle Eastern Pipe Line, Trunkline, Sea Robin, Trunkline LNG, and Pan Gas Storage hold certificates of public convenience and necessity issued by the FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

         For a discussion of the effect of certain FERC orders on Panhandle, see
ITEM 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- OTHER MATTERS and
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 3 OF PANHANDLE'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

OTHER REGULATION

         The Secretary of Energy regulates the importation and exportation of natural gas and has delegated various aspects of this jurisdiction to FERC and the DOE's Office of Fossil Fuels.

         Panhandle is also subject to the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Improvement Act of 2002, which regulates the safety of gas pipelines. Panhandle is also subject to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.

ENVIRONMENTAL COMPLIANCE

         Panhandle and its subsidiaries are subject to various federal, state and local regulations for environmental quality, including air and water quality, waste management, zoning and other matters. For additional information on Panhandle's environmental matters, see ITEM 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- OTHER ENVIRONMENTAL MATTERS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 12 OF PANHANDLE'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - COMMITMENTS AND CONTINGENCIES.

         Certain environmental regulations affecting Panhandle include, but are not limited to, the Clean Air Act Amendments of 1990 and Superfund. Superfund can require any individual or entity that may have owned or operated a disposal site, as well as transporters or generators of hazardous substances that were sent to such site, to share in remediation costs for the site.

         Panhandle's current insurance coverages do not extend to certain environmental clean-up costs such as claims for air pollution, some past PCB contamination and for some long-term storage or disposal of pollutants.

         For discussion of environmental matters involving Panhandle, including possible liability and capital costs, see ITEM 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- OTHER MATTERS -- ENVIRONMENTAL MATTERS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 12 OF PANHANDLE'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- COMMITMENTS AND CONTINGENCIES. Panhandle does not anticipate that compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment will have a material adverse effect on the competitive position, consolidated results of operations or financial position of Panhandle.

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

INSURANCE

         Panhandle maintains insurance coverage provided under its policies or policies of CMS Energy similar to other comparable companies in the same lines of business. The insurance policies are subject to terms, conditions, limitations and exclusions that might not fully compensate Panhandle for all losses. Furthermore, as Panhandle renews its policies, it is possible that full insurance coverage may not be obtainable on commercially reasonable terms due to the recent increasingly restrictive insurance markets.

EMPLOYEES

         At December 31, 2002, Panhandle and its subsidiaries had 1,155 full-time equivalent employees. Included in the total are 247 full-time compressor, pipeline, gas measurement, and field clerical employees of Panhandle Eastern Pipe Line Company who are represented by the Paper, Allied - Industrial Chemical and Energy Workers International Union. Panhandle and the Union negotiated a collective bargaining agreement that became effective as of May 28, 1999 and will continue in full force and effect until May 27, 2003.

FORWARD-LOOKING STATEMENTS, CAUTIONARY FACTORS AND UNCERTAINTIES.

         Specific uncertainties are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA --NOTE 10 OF PANHANDLE'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation, if those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statements. Forward-looking statements give our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements have been and will be made in this Form 10-K and in our other written documents (such as press releases, visual presentations, and securities disclosure documents) and oral presentations (such as analyst conference calls). Such statements are based on management's beliefs as well as assumptions made by, and information currently available to, management. When used in our documents or oral presentations, we intend the words "anticipate", "believe", "estimate", "expect", "forecast", "intend", "objective", "plan", "possible", "potential", "project" "projection" and variations of such words and similar expressions to target forward-looking statements that involve risk and uncertainty.

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

         In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, there are numerous factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements. Such factors include our inability to predict and/or control:

         o Achievement of capital expenditure reductions and cost savings;

         o Capital and financial market conditions, including current price of CMS Energy Common Stock and the effect on the Pension Plan, interest rates and availability of financing to CMS Energy, Consumers, Panhandle or any of their affiliates and the energy industry;

         o Market perception of the energy industry, CMS Energy, Consumers, Panhandle or any of their affiliates;

         o CMS Energy, Consumers, Panhandle or any of their affiliates securities ratings;

         o Factors affecting operations such as unusual weather conditions, catastrophic weather-related damage, maintenance or repairs, environmental incidents, or gas pipeline system constraints;

         o National, regional and local economic, competitive and regulatory conditions and developments;

         o Adverse regulatory or legal decisions, including environmental laws and regulations;

         o Energy markets, including the timing and extent of unanticipated changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems or other developments;

         o The increased competition in natural gas transportation which could reduce volumes of gas transported by our natural gas transmission businesses or cause them to lower rates in order to meet competition;

         o Technological developments in energy production, delivery and usage;

         o Changes in financial or regulatory accounting principles or policies;

         o Outcome, cost, and other effects of legal and administrative proceedings, settlements, investigations and claims including particularly claims, damages, and fines resulting from those involving round-trip trading and inaccurate commodity price reporting;

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

         Panhandle and their affiliates undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Private Securities

Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of our disclosures. Certain risk factors are detailed from time to time in our various public filings. You are advised, however to consult any further disclosures we make on related subjects in our reports to the SEC. In particular, you should read the discussion in the section entitled "Forward-Looking Statements and Risk Factors" in our most recent reports to the SEC on Form 10-Q/A or Form 8-K filed subsequent to this Form 10-K.

                               ITEM 2. PROPERTIES.

         A description of Panhandle properties is contained in ITEM 1. BUSINESS -- Natural Gas Transmission Properties which is incorporated by reference herein.


                            ITEM 3. LEGAL PROCEEDINGS

         Panhandle and some of its subsidiaries and affiliates are parties to certain routine lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various taxes, and rates and licensing. Reference is made to ITEM 1. BUSINESS --PANHANDLE REGULATION, as well as to ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included herein for additional information regarding various pending administrative and judicial proceedings involving regulatory, operating and environmental matters.


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

                                     PART II

  ITEM 5. MARKET FOR PANHANDLE'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Panhandle's common stock is privately held by its parent, CMS Gas Transmission, and does not trade in the public market. In February and May 2002, Panhandle paid $17 million and $11 million in cash dividends, respectively, on its common stock to CMS Gas Transmission. Panhandle paid no dividends in August and November of 2002. In April, June, September and December 2001, Panhandle paid $29 million, $10 million, $11 million and $11 million in cash dividends, respectively, on its common stock to CMS Gas Transmission.


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


                      ITEM 7A. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk is contained in Forward Looking Statements and Risk Factors: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK, which is incorporated by reference herein.


               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

PANHANDLE EASTERN PIPE LINE COMPANY

Management's Discussion and Analysis ...................................   13
Consolidated Statements of Operations ..................................   27
Consolidated Statements of Cash Flows ..................................   28
Consolidated Balance Sheets ............................................   29
Consolidated Statements of Common Stockholder's Equity and
       Comprehensive Income ............................................   31
Notes to Consolidated Financial Statements .............................   32
Quarterly Financial Information (Unaudited) ............................   58
Report of Independent Public Accountants ...............................   59

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

SALE OF PANHANDLE

On December 21, 2002, CMS Energy reached a definitive agreement to sell Panhandle to Southern Union Panhandle Corp. The agreement calls for Southern Union Panhandle Corp, a newly formed entity owned by Southern Union Company and AIG Highstar Capital, L.P. to pay $662 million in cash and assume $1.166 billion in debt. Under terms of the agreement, CMS Energy was to retain Panhandle's ownership interests in the Centennial and Guardian pipeline projects, as well as certain of Panhandle's net deferred tax assets, all tax liabilities, and pension assets and liabilities. Panhandle has since sold its interest in Centennial and the Guardian interest and the related cash collateral has been transferred to Panhandle's direct parent, CMS Gas Transmission. The sale of Panhandle has been approved by the Board of Directors of each company and is subject to customary closing conditions and action by the Federal Trade Commission under the Hart-Scott-Rodino Act.

Panhandle's consolidated financial statements for the year 2001 have been restated and reflected in our previously filed Form 10-K/A for 2001, pursuant to audit adjustments resulting from the re-audit of the consolidated financial statements for the years 2001 and 2000 of CMS Energy, Panhandle's parent company, which included audit work at Panhandle.

FORWARD LOOKING STATEMENTS

Panhandle, an indirect subsidiary of CMS Energy, is primarily engaged in the interstate transportation and storage of natural gas and conducts operations primarily in the central, gulf coast, midwest, and southwest regions of the United States. Panhandle also owns a LNG importation terminal. (See Note 1, Corporate Structure). The rates and conditions of service of the interstate natural gas transmission and storage operations of Panhandle, as well as the LNG operations, are subject to the rules and regulations of the FERC.

This MD&A refers to, and in some sections specifically incorporates by reference, Panhandle's Notes to Consolidated Financial Statements and should be read in conjunction with such Consolidated Financial Statements and Notes. This Annual Report and other written and oral statements that Panhandle may make contain forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995. Panhandle's intentions with the use of the words "anticipates," "believes," "estimates," "expects," "intends," and "plans" and variations of such words and similar expressions, are solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause Panhandle's actual results to differ materially from those anticipated in such statements. Panhandle has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. Panhandle does, however, discuss certain risk factors, uncertainties and assumptions in this MD&A and in Item 1 of this Form 10-K in the section entitled "Forward-Looking Statements Cautionary Factors and Uncertainties" and in various public filings it periodically makes with the SEC.

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

RESULTS OF OPERATIONS

NET INCOME (LOSS):


YEARS ENDED DECEMBER 31           2002       2001       CHANGE
-----------------------          ------     ------      -------
                                        IN MILLIONS
Net Income (Loss)                $(300)      $54        $(354)


                                                                IN MILLIONS
REASONS FOR THE CHANGE                                         2002 VS. 2001
----------------------                                         -------------
Reservation revenue                                               $   (3)
LNG terminalling revenue                                             (17)
Commodity revenue                                                     (7)
Other revenue                                                         (3)
Operations, maintenance, administrative and general                   48
Depreciation and amortization                                         18
General taxes                                                          5
Other income, net                                                    (24)
Interest charges                                                       7
Minority interest                                                     (4)
Income taxes                                                          (8)
Extraordinary item                                                     3
Cumulative effect of change in accounting principle,
    net of tax                                                      (369)
                                                                  ------
Total Change                                                      $ (354)
                                                                  ======


For the year 2002, Panhandle incurred a net loss of $300 million, a decrease of $354 million from the corresponding period in 2001 due primarily to a goodwill impairment charge of $601 million ($369 million after-tax) which was recorded in compliance with SFAS No. 142. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, but rather goodwill amounts are subject to a fair-value based impairment assessment.

RESERVATION REVENUE: For the twelve months ended December 31, 2002, reservation revenue decreased $3 million compared to the same time period during 2001, due to the impact of Trunkline's rate settlement effective May 2001 and less capacity sold, primarily due to the conversion of Trunkline's 26-inch pipeline to liquids service after the first quarter of 2001.

 LNG TERMINALLING REVENUE: For the twelve months ended December 31, 2002, LNG terminalling revenue decreased $17 million compared to the same time period during 2001. In May 2001, Trunkline LNG signed an agreement with BG LNG Services that provides for a 22-year contract for the existing uncommitted long-term capacity at the company's facility. The 22-year contract resulted in reduced revenues from 2001 levels but less volatility going forward is expected. The new contract, in conjunction with new rates which became effective in January 2002 (see Note 3, Regulatory Matters), along with higher natural gas prices in the first nine months of 2001, resulted in reduced revenues for Trunkline LNG from 2001 levels.

COMMODITY REVENUE: For the twelve months ended December 31, 2002, commodity revenue decreased $7 million compared to the same time period during 2001, primarily due to decreased natural gas transportation volumes. Volumes decreased 6 percent in the twelve months of 2002 versus 2001 due to higher storage levels entering the summer months of 2002, which reduced transportation volumes to fill storage in the second and third quarters of 2002, and an unseasonably mild winter in the Midwest market area in early 2002.

EQUITY EARNINGS AND OTHER REVENUE: Equity earnings and other revenue for the twelve months ended December 31, 2002 decreased $3 million compared to the same time period during 2001. The decreases were primarily due to start-up related losses of $8 million related to the Centennial Pipeline equity investment. Other revenue for the twelve months ended December 31, 2002 includes a non-recurring gain of $4 million for the settlement of Order 637 matters related to capacity release and imbalance penalties (see Note 3, Regulatory Matters), equaling a non-recurring gain related to the settlement of a gas purchase contract in the first quarter of 2001.

OPERATION, MAINTENANCE, GENERAL AND ADMINISTRATIVE: Operation, maintenance, general and administrative expenses were reduced by $48 million for the twelve months ended December 31, 2002, compared to the same time period during 2001. Panhandle operating expenses were lower due to $23 million of lower of cost or market adjustments to Panhandle's system balancing gas recorded in 2001. Expenses also decreased by $25 million compared to the same time period during 2001 due to reduced corporate charges, benefit costs and property and liability insurance costs and related losses. Benefit costs were lower due to reduced incentive plan payouts for 2001 approved in 2002, as well as no incentive plan payouts being approved by the CMS Energy Board of Directors for 2002.

OTHER OPERATING EXPENSES: Other operating expenses were reduced by $23 million for the twelve months ended December 31, 2002, compared to the same time period during 2001, due to a reduction in depreciation and amortization expense of $18 million, primarily due to adoption of SFAS No. 142. SFAS No. 142 provides that goodwill is no longer subject to amortization. Instead, goodwill amounts are subject to a fair-value based impairment assessment. Panhandle has completed the goodwill impairment testing which resulted in a $601 million pretax write-down ($369 million after-tax) under the new standard, restated to the first quarter of 2002, and has reflected such change as a cumulative effect of change in accounting for goodwill. For further information, see Note 2, Summary of Significant Accounting Policies and Other Matters and Note 4, Goodwill Impairment.

OTHER INCOME, NET: Other income, net, for the twelve months ended December 31, 2002 decreased $24 million compared to 2001, primarily due to a $26 million pre-tax write-down of the Centennial investment in December 2002. Interest income from CMS Capital was flat with 2001 at $9 million.

INTEREST CHARGES: Interest Charges for the twelve months ended December 31, 2002, compared to the same time period during 2001, were reduced by $7 million primarily due to $319 million of reductions of long-term debt principal in December 2001, April 2002 and May 2002, partially offset by additional debt of LNG Holdings. In March 2002, Panhandle executed a fixed-to-floating interest rate swap with notional amounts totaling $175 million related to existing notes to take advantage of lower short-term interest rates, which reduced interest expense on the Consolidated Income Statement compared to the prior year. In June 2002, the swaps were unwound to monetize an increase in the market value of the fixed to floating rate position. The resulting cash gain of approximately $3 million is being amortized to income through the second and third quarters of 2004, which are the maturity dates of the original debt instruments that were hedged. Interest cost decreases due to reductions in debt principal and amortization of the gain on the swaps unwind were partially offset by credit fees and other interest charges of $3 million during 2002 related to Centennial, Guardian and LNG Holdings. For further discussion of Panhandle's long-term debt and guarantees, see Note 12, Commitment and Contingencies - Other Commitments and Contingencies.

MINORITY INTEREST: Minority interest increased $4 million due to an interest in LNG Holdings being held by a third party from December 2001 until November 2002.

INCOME TAXES: Income taxes during the twelve months ended December 31, 2002, compared to the same time period during 2001, increased $8 million due to corresponding changes in pretax income. For further discussion of the CMS Energy tax loss allocation, see the Outlook section of this MD&A.

CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The principles of SFAS No. 5 guide the recording of contingent liabilities within the financial statements. Certain accounting principles require subjective and complex judgments used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgment, estimates or assumptions that are used. Such estimates and assumptions, include, but are not specifically limited to: depreciation and amortization, interest rates, discount rates, future commodity prices, mark-to-market valuations, investment returns, volatility in the price of CMS Energy Common Stock, impact of new accounting standards, future costs associated with long-term contractual obligations, future compliance costs associated with environmental regulations and continuing creditworthiness of counterparties. Actual results could materially differ from those estimates.

SYSTEM GAS AND OPERATING SUPPLIES: System gas and operating supplies consists of gas held for operations and materials and supplies, carried at the lower of weighted average cost or market. The gas held for operations that is not expected to be consumed in operations in the next twelve months has been reflected in non-current assets. All system gas and materials and supplies purchased are recorded at the lower of cost or market, while gas net received from and owed back to customers is valued at market. For the year ended December 31, 2001, $23 million of lower of cost or market write-downs were recorded to Panhandle's system gas.

GAS IMBALANCES: Gas imbalances occur as a result of differences in volumes of gas received and delivered. Gas imbalance in-kind receivables and payables are valued at cost or market, based on whether net imbalances have reduced or increased system gas balances, respectively.

FUEL TRACKER: Liability accounts are maintained for net volumes of fuel gas owed to customers collectively. Trunkline records an asset whenever fuel is due from customers from prior under recovery based on contractual and specific tariff provisions which support the treatment as an asset. Panhandle's other companies that are subject to fuel tracker provisions record an expense when fuel is under recovered. The pipelines' fuel reimbursement is in-kind and non-discountable.

RELATED PARTY TRANSACTIONS: Panhandle enters into a number of significant transactions with related parties. These transactions include revenues for the transportation of natural gas for Consumers, CMS MST and the MCV Partnership which are based on regulated prices, market prices or competitive bidding. Related party expenses include payments for services provided by affiliates and payment of overhead costs and management and royalty fees to CMS Gas Transmission and CMS Energy, as well as allocated benefit plan costs. Other income is primarily interest income from the Note receivable - CMS Capital (See
Note 5, Related Party Transactions).

GOODWILL: Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142's transitional goodwill impairment evaluation required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. Panhandle's goodwill, which resulted from the CMS acquisition in March 1999, was tested for impairment as of January 1, 2002, based on valuations by independent appraisers. As defined in SFAS 142, Panhandle was considered a single reporting unit. The fair value of the reporting unit was determined using a combination of the income approach based on discounted cash flows and a market approach using public guideline companies and market transactions. The goodwill impairment amount was determined by comparing the fair value of goodwill to book value. Panhandle has completed the goodwill impairment testing required upon adoption of SFAS No. 142 which resulted in a $601 million pre-tax write-down ($369 million after-tax) under the new standard. The impact has been reflected retroactively to the first quarter of 2002 as a cumulative effect of a change in accounting for goodwill, pursuant to the requirements of SFAS No. 142.

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

The Pension Plan is a CMS Energy plan for CMS Energy and affiliates, of which Panhandle is a participating affiliate. The Pension Plan includes amounts for employees of CMS Energy and affiliates, including Panhandle, which were not distinguishable from the Pension Plan's total assets. On December 21, 2002, a definitive agreement was executed to sell Panhandle. The sale is expected to close in 2003. The Pension Plan obligations associated with Panhandle employees will be retained by CMS Energy. Upon the closing of the sale of Panhandle to Southern Union Panhandle Corp., none of the Panhandle employees will be eligible to accrue additional benefits under the Pension Plan. However, the Pension Plan will retain pension payment obligations under the Pension Plan for Panhandle employees who are vested under the Pension Plan.

The estimated fair value of the Pension Plan's assets at December 31, 2002 was $607 million and the Accumulated Benefit Obligation was estimated at $1.055 billion. The Pension Plan's Accumulated Benefit Obligation thus exceeded the value of the assets at December 31, 2002, and as a result, Panhandle and the other participants of the plan were required to recognize an additional minimum liability for this excess in accordance with SFAS No. 87. As of December 31, 2002, the additional minimum liability allocated to Panhandle was $48 million, of which $6 million was recorded as an intangible asset, and $42 million was charged to other comprehensive income ($26 million after-tax).

Pension and OPEB plan assets, net of contributions, have reduced in value from the previous year due to the downturn in the equities market, and a decrease in the price of CMS Energy Common Stock. As a result, CMS Energy expects to see an increase in pension and OPEB expense levels over the next several years unless market performance of plan assets improves. For pension expense, this increase is due to a downturn in value of pension assets during the past two years, forecasted increases in pay and added service, and a decline in the interest rate used to value the liability of the plan. Estimated 2003 OPEB expenses are expected to remain at approximately the same levels as 2002 due to additional required contributions from retirees and increases in mail-order prescription copays. Under the OPEB plans' assumptions, health care costs increase at a slower rate from current levels through 2010; however, CMS Energy cannot predict the impact that future health care costs and interest rates or market returns will have on pension and OPEB expense in the future. As of January 2002, OPEB plan claims are paid from the VEBA Trusts.

The estimated fair value of the Pension Plan assets at December 31, 2002 of $607 million included CMS Energy Common Stock which had a market value of $49 million based on a market price $9.44. As of March 14, 2003, the market value of CMS Energy Common Stock in the Pension Plan was $18 million based on a share price of $3.52.

At December 31, 2002, the balance of the CMS Energy OPEB plan assets was $509 million. This amount consists primarily of stocks and bonds, including CMS Energy Common Stock of $1.3 million, based on a share price of $9.44. As of March 14, 2003, the market value of CMS Energy Common Stock in the OPEB plan assets was $0.5 million, based on a share price of $3.52. The OPEB estimated benefit obligation was $984 million at December 31, 2002.

ACCOUNTING FOR DERIVATIVES: Panhandle uses SFAS No. 133 to account for derivative instruments and hedging activities. SFAS No. 133 requires that as of the date of the initial adoption the difference between the fair market value of derivative instruments recorded on the Company's balance sheet and the previously recorded book value of the derivative instruments should be reflected as the cumulative effect of a change in accounting principle in either net income or other comprehensive income as appropriate. The gains and losses on derivative instruments that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion, if any, of all hedges is recognized in current period earnings. Fair market value is determined based upon mathematical models using current and historical data.

Panhandle utilizes interest-rate related derivative instruments to manage its exposure on its debt instruments and does not enter into derivative instruments for any purpose other than hedging purposes. That is, Panhandle does not speculate using derivative instruments.

Interest rate swaps are used to reduce interest rate risks and to manage interest expense. By entering into these agreements, Panhandle generally converts floating-rate debt into fixed-rate debt, or may also convert fixed rate debt to floating rate debt. Interest differentials paid or received under the swap agreements are reflected as an adjustment to interest expense.

The negative fair value of interest rate swap agreements was $22 million pre-tax, $13 million net of tax at December 31, 2002. Current market pricing models were used to estimate fair values of interest rate swap agreements. In accordance with SFAS No. 133, an unrealized loss of $13 million after-tax was recorded to other comprehensive loss.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Panhandle is exposed to market risks primarily from changes in interest rates as a result of its issuance of variable-rate debt and fixed-rate debt (see Note 10
- Debt) and from interest rate swap agreements (see Note 9 - Financial Instruments). Panhandle uses a combination of fixed and variable-rate debt, as well as interest rate swaps to manage and mitigate interest rate risk exposure when deemed appropriate, based on market conditions. These strategies attempt to provide and maintain the lowest cost of capital.

Panhandle's note receivable with CMS Capital utilizes a variable interest rate and is subject to market changes.

OUTLOOK

Panhandle is a leading United States interstate natural gas pipeline system and also owns the nation's largest operating LNG regasification terminal and intends to optimize results through expansion and better utilization of its existing facilities and construction of new facilities. This involves providing additional transportation, storage and other asset-based value-added services to customers such as gas-fueled power plants, local distribution companies, industrial and end-users, marketers and others. Panhandle conducts operations primarily in the central, gulf coast, midwest, and southwest regions of the United States.

Panhandle owned a one-third interest in Guardian as of December 31, 2002, which constructed a 141-mile, 36-inch pipeline from Illinois to southeastern Wisconsin for the transportation of natural gas and began its operations in December 2002. On March 10, 2003, Panhandle's ownership interest in Guardian was transferred to CMS Gas Transmission (see Note 8, Investment in Affiliates). Trunkline currently operates and maintains the pipeline. In 2002, Panhandle also held a one-third interest in the Centennial Pipeline Company, which has converted an existing 720-mile 26-inch pipeline extending from the U.S. Gulf Coast to Illinois for the transportation of interstate refined petroleum products. The pipeline began full commercial service in April 2002. On February 10, 2003, Panhandle sold its one-third equity interest in Centennial to Centennial's two other partners, MAPL and TEPPCO for $40 million. In December 2002, Panhandle recorded a $26 million pre-tax ($16 million after-tax) write-down of its investment in Centennial to $40 million, as a result of indicated values upon announcement of the definitive agreement to sell Panhandle and the associated efforts to sell Centennial in December 2002. For further information see Note 8, Investment in Affiliates.

In May 2001, Trunkline LNG signed an agreement with BG LNG Services that provides for a 22-year contract, beginning January 2002, for all the uncommitted capacity at the Lake Charles, Louisiana facility. The 22-year contract, in conjunction with new rates effective January 2002 (see Note 3, Regulatory Matters), is expected to result in reduced revenues for Trunkline LNG from 2001 levels but less earnings volatility going forward. In October 2001, Trunkline LNG announced the planned expansion of the Lake Charles facility to approximately 1.2 bcf per day of send out capacity, up from its current send out capacity of 630 million cubic feet per day. In December 2002, FERC approved the expansion of the LNG regasification terminal. The expanded facility is currently expected to be in operation by January 2006. The expansion expenditures are currently expected to be funded by Panhandle contributions to LNG Holdings, sourced by repayments from CMS Capital to Panhandle on its outstanding note receivable or from internally generated funds.

Effective May 2001, FERC approved Trunkline's rate settlement without modification. The settlement resulted in Trunkline reducing its maximum rates in May 2001. The reduction is expected to reduce revenues by approximately $2 million annually. For further information, see Note 3, Regulatory Matters.

UNCERTAINTIES: Panhandle's results of operations and financial position may be affected by a number of trends or uncertainties that have, or Panhandle reasonably expects could have, a material impact on income from continuing operations and cash flows. Such trends and uncertainties include: 1) the increased competition in the market for transmission of natural gas to the Midwest causing pressure on prices charged by Panhandle; 2) the current market conditions causing more contracts to be of shorter duration, which may increase revenue volatility; 3) the increased potential for declining financial condition of certain customers within the industry due to recession and other factors; 4) exposure to customer concentration with a significant portion of revenues realized from a relatively small number of customers; 5) the possibility of decreased demand for natural gas resulting from a downturn in the economy and the scaling back of new power plants; 6) the impact of any future rate cases, for any of Panhandle's regulated operations; 7) the impact of current initiatives for additional federal rules and legislation regarding pipeline safety; 8) capital spending requirements for safety, environmental or regulatory requirements that could result in depreciation expense increases not covered by additional revenues; 9) the impact of CMS Energy and its subsidiaries' distressed financial condition and ratings downgrades on Panhandle's liquidity and costs of operating, including Panhandle's reduced ability to draw on the CMS Capital loan and current limited access to capital markets; 10) impact of the trend of increasing costs for employee benefits including medical and retirement related costs; 11) the effects of changing regulatory and accounting related matters resulting from current events; and 12) the impact of the proposed acquisition by Southern Union Panhandle Corp. For further information about uncertainties, see
Note 12, Commitments and Contingencies.

LIQUIDITY

CMS ENERGY FINANCIAL CONDITION

In July of 2002, the credit ratings of the publicly traded securities of CMS Energy and Panhandle were downgraded by the major rating agencies. The ratings downgrade for both companies' securities was largely a function of the uncertainties associated with CMS Energy's financial condition and liquidity, restatement and re-audit of 2000 and 2001 financial statements, and lawsuits that directly affects and limits CMS Energy's access to the capital markets.

As a result of certain of these downgrades, contractual right were triggered in several contractual arrangements between Panhandle and third parties, as described in the Panhandle Financial Condition section below.

In response to the July debt downgrades, CMS Energy and its subsidiaries Consumers and Enterprises have replaced or restructured several of their existing unsecured credit facilities with secured credits. The new facilities have conditions requiring mandatory prepayment of borrowings from asset sales, debt issuances and/or equity issuances, impose certain dividend restrictions and grant the applicable bank groups either first or second liens on the capital stock of Enterprises and its major direct and indirect domestic subsidiaries, including Panhandle Eastern Pipe Line (but excluding subsidiaries of Panhandle Eastern Pipe Line).

CMS Energy's liquidity and capital requirements generally are a function of its results of operations, capital expenditures, contractual obligations, working capital needs and collateral requirments. CMS Energy historically has met its consolidated cash needs through its operating and investing activities and, as needed, through access to bank financing and the capital markets.

During 2003, CMS Energy has contractual obligations and planned capital expenditures that would require substantial amounts of cash. As of March 14, 2003, CMS Energy at the parent level had approximately $615 million and Panhandle had approximately $52 million of publicly issued and credit facility debt maturing in 2003. CMS Energy has taken significant steps to address its 2003 maturities, as described below. In addition, CMS Energy also could become subject to liquidity demands pursuant to commercial commitments under guarantees, indemnities and letters of credit. Management is pursuing actively plans to refinance debt and to sell assets, including the sale of Panhandle. In December 2002, CMS Energy signed a definitive agreement to sell Panhandle for a total of $1.828 billion, which is expected to result in $662 million of cash and $1.166 billion of debt assumption. However, closing of the sale is pending action by the FTC under the Hart-Scott-Rodino Act. All other regulatory approvals have been granted. CMS Energy at the parent level is addressing its near-to-mid-term liquidity and capital requirements through a financial improvement plan that involves the sale of non-strategic and under-performing assets of approximately $912 million, receipt of dividends from its subsidiaries of approximately $262 million, and reduction of approximately $579 million of outstanding debt along with reduced capital expenditures, cost reductions and other measures.

CMS Energy has reduced debt of approximately $2.7 billion through asset sales with cash proceeds and associated debt reductions over the past two years. Through the first quarter of 2003, CMS Energy has accomplished $60 million of additional asset sales. In January 2003, CMS MST closed on the sale of its natural gas trading book for $17 million of cash proceeds, and in February 2003 signed a definitive agreement to sell its wholesale power book. In addition, the sale of the Centennial interest, resulting in proceeds to CMS Energy of $40 million, closed in February 2003.

CMS Energy believes that further targeted asset sales, together with its planned reductions in operating expenses, capital expenditures, and the suspension of the common dividend also will contribute to improved liquidity. CMS Energy believes that, assuming the successful implementation of its financial improvement plan, its present level of cash and borrowing capacity along with anticipated cash flows from operating and investing activities will be sufficient to meet its liquidity needs through 2003. There can be no assurances that the financial improvement plan will be successful and failure to achieve its goals could have a material adverse effect on CMS Energy's liquidity and operations. In such event, CMS Energy would be required to consider the full range of strategic measures available to companies in similar circumstances.

CMS Energy continues to explore financing opportunities to supplement its financial improvement plan. These potential opportunities include refinancing its bank credit facilities; entering into leasing arrangements and/or vendor financing; refinancing and issuing new capital markets debt, preferred and/or common equity; and negotiating private placement debt, preferred and/or common equity. Specifically, as March 31, 2003, CMS Energy has taken the following action to supplement its financial improvement plan for 2003.

     o On March 30, 2003 CMS Energy entered into an amendment and restatement of its existing $300 million and $295.8 million revolving credit facilities under which $409 million was then outstanding. The Second Amended and Restated Senior Credit Agreement includes a $234 million tranche with a maturity date of April 30, 2004 and a $175 million tranche with a maturity date of September 30, 2004. The facility is being underwritten by several banks at a total annual cost to CMS Energy of approximately ten percent, with includes the initial commitment fee. Any proceeds of equity issuances by CMS Energy and its subsidiaries or any asset sales and debt issuances by CMS Energy or its subsidiaries, other than Consumers Energy, are required to be used to prepay this facility. This facility is collateralized primarily by the common stock of Consumers Energy, CMS Enterprises and certain CMS Enterprises subsidiaries.

     o On March 30, 2003 CMS Enterprises entered into a revolving credit facility in an aggregate amount of $441 million. The maturity date of this facility is April 30, 2004. The facility is being underwritten by several banks at a total annual cost to CMS Energy of approximately ten percent, which includes the initial commitment fee. Proceeds from this loan will be used for general corporate purposes, to retire debt, and to collateralize approximately $160 million of letters of credit. Any proceeds of equity issuances by CMS Energy and its subsidiaries or any asset sales and debt issuances by CMS Energy or its subsidiaries, other than Consumers Energy, are required to be used to prepay this facility. It is expected that proceeds from the Panhandle sale will be used to pay off this facility in full. This facility is guaranteed by CMS Energy, whose guaranty is secured by the common stock of Consumers Energy and CMS Enterprises.

In 1994, CMS Energy executed an indenture with J.P. Morgan Chase Bank pursuant to CMS Energy's general term notes program. The indenture, through supplements, contains certain provisions that can trigger a limitation on CMS Energy's consolidated leverage ratio, as defined in the indenture (essentially the ratio of consolidated debt to consolidated capital), exceeds 0.75 to 1.0. At December 31, 2002, CMS Energy's consolidated indebtedness. The limitation can be activated when CMS Energy's consolidated indebtedness. The limitation can be activated when CMS Energy's consolidated leverage ratio was 0.80 to 1.0. As a result, CMS Energy will not permit certain material subsidiaries, excluding Consumers and its subsidiaries, to become liable for new indebtedness. However, the indenture contains express exceptions to this limitation, and pursuant to one such exception, CMS Energy and the material subsidiaries may incur revolving indebtedness to banks of up to $1 billion in the aggregate and refinance existing effect on CMS Energy's liquidity and operations. In such event, CMS Energy would be required outstanding of CMS Energy and of its material subsidiaries. This leverage ratio may be significantly reduced with the proceeds of CMS Energy's sale of Panhandle, its sale of CMS Field Services, other asset sales or other options.

In addition, if necessary, CMS Energy also would postpone the $52 million pension contribution expected to be made in September 2003. Also, CMS Energy may pursue other avenues of private debt or equity investment.

PANHANDLE FINANCIAL CONDITION

On June 11, 2002, Moody's Investors Service, Inc. lowered its rating on Panhandle's senior unsecured notes from Baa3 to Ba2 based on concerns surrounding the liquidity and debt levels of CMS Energy (see discussion in the CMS Energy Financial Condition section above). On July 15, 2002, Fitch Ratings, Inc. lowered its rating on these notes from BBB to BB+ and again on September 4, 2002 to BB based on similar concerns. On July 16, 2002, S&P also lowered its rating on these notes from BBB- to BB, in line with their rating on CMS Energy based on their belief that CMS Energy and its subsidiaries are at equal risk of default since the parent relies on its subsidiaries to meet its financial commitments. Effective with these downgrades, Panhandle's debt is below investment grade which, if not restored to investment grade, will increase operating and financing costs going forward. Panhandle's senior unsecured note provisions are not directly impacted by debt rating reductions, but are subject to other requirements such as the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained and limitations on liens. At December 31, 2002, Panhandle was subject to a $ 295 million limitation on additional restricted payments, including dividends and loans to affiliates. At December 31, 2002, Panhandle was in compliance with all covenants, having received a waiver for certain matters as discussed below.

Due to liquidity issues related to CMS Energy and subsidiaries as discussed above, Panhandle's ability to draw on the full amount of the Note Receivable from CMS Capital, if needed, could be affected.

In December 2001, $75 million of the proceeds from the Trunkline LNG monetization transaction came to Panhandle in the form of a note payable to LNG Holdings. Panhandle, as a result of its debt ratings downgrade to below investment grade, could have been required to pay on demand the remaining principal and accrued interest on the note at any time while such downgrades exist. At December 31, 2002, Panhandle's remaining balance (which eliminates in consolidation) on the $75 million note payable to LNG Holdings was approximately $62 million. In November 2002, Panhandle acquired Dekatherm Investor Trust's interest for approximately $41 million and subsequently owns 100 percent of LNG Holdings and will not demand payment on the note payable to LNG Holdings.

In conjunction with the Centennial and Guardian pipeline projects, Panhandle provided guarantees related to the project financings during the construction phases and initial operating periods. On July 17, 2002, following the Panhandle debt ratings downgrades by Moody's and S&P, the lender sent notice to Panhandle, pursuant to the terms of the guaranty agreements, requiring Panhandle to provide acceptable credit support for its pro rata portion of those construction loans, which aggregate $110 million including anticipated future draws. On September 27, 2002, Centennial's other partners provided credit support of $25 million each in the form of guarantees to the lender to cover Panhandle's obligation of $50 million of loan guarantees. The partners were paid credit fees by Panhandle on the outstanding balance of the guarantees for the periods which they were in effect. On February 10, 2003, Panhandle sold its one-third equity interest in Centennial for $40 million to Centennial's two other partners, MAPL and TEPPCO. Panhandle has been released by MAPL, TEPPCO and the lenders for any liabilities related to Panhandle's $50 million parent guaranty of the project debt. In December 2002, Panhandle recorded a $26 million pre-tax ($16 million after-tax) write-down of its investment in Centennial to $40 million as a result of indicated values upon announcement of the definitive agreement to sell Panhandle and the associated efforts to sell Centennial.

In October 2002, Panhandle provided a letter of credit to the lenders which constitutes acceptable credit support under the Guardian financing agreement. This letter of credit was cash collateralized by Panhandle with approximately $63 million. Effective March 1, 2003, Panhandle's ownership interest in Guardian was transferred to CMS Gas Transmission, along with the $63 million of cash collateral plus accrued interest. Panhandle was released from its guarantee obligations associated with the Guardian non-recourse guaranty as of March 10, 2003 by Prudential and the other noteholders.

In December 2002 and January 2003, Panhandle secured short-term bank loans in the amounts of $30 million and $10 million, respectively, with interest payable at rates of LIBOR plus 4 percent. The loans are due the earlier of December 2003 or upon the sale of Panhandle. The stock of most of Panhandle's subsidiaries were pledged as collateral for the loans, which were utilized to improve overall liquidity which had been reduced by various cash requirements. Panhandle is required to provide certified September 30, 2002 financial statements to the banks by April 30, 2003. Panhandle intends to provide these statements to the banks prior to April 30, 2003 . Should it be unable to deliver the certified financial statements or obtain a waiver by that date, Panhandle could be declared to be in default and the debt could be accelerated and become immediately due and payable.

As a result of the restatements required, Panhandle was unable to deliver certified September 30, 2002 financial statements to the LNG Holdings lenders as required under that credit facility. Panhandle has received a waiver of this requirement until April 30, 2003 and a waiver of a requirement to provide certain documentation until June 30, 2003. Panhandle intends to provide these statements by April 30, 2003. Should it be unable to deliver the certified financial statements or execute the required documents by the timing indicated, LNG Holdings could be declared to be in default under its credit facility and the debt thereunder could be accelerated and become immediately due and payable.

OTHER MATTERS

CUSTOMER CONCENTRATION

During 2002, sales to Proliance Energy, LLC, a nonaffiliated local distribution company and gas marketer, accounted for 16 percent of Panhandle's consolidated revenues, sales to BG LNG Services a nonaffiliated gas marketer, accounted for 13 percent and sales to subsidiaries of CMS Energy accounted for 12 percent of Panhandle's consolidated revenues. No other customer accounted for 10 percent or more of consolidated revenues during the same period. Aggregate sales to Panhandle's top 10 customers accounted for 67 percent of revenues during 2002.

ENVIRONMENTAL MATTERS

Panhandle is subject to federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations under certain circumstances require Panhandle to remove or remedy the effect on the environment of the disposal or release of specified substances at its operating sites.

PCB ASSESSMENT AND CLEAN-UP PROGRAMS: Panhandle previously identified environmental contamination at certain sites on its systems and undertook clean-up programs at these sites. The contamination resulted from the past use of lubricants containing PCBs in compressed air systems and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle is also taking actions regarding PCBs in paints at various locations. For further information, see Note 12, Commitments and Contingencies - Environmental Matters.

AIR QUALITY CONTROL: In 1998, the EPA issued a final rule on regional ozone control that requires revised SIPS for 22 states, including five states in which Panhandle operates. Based on EPA guidance to these states for development of SIPS, Panhandle expects future compliance costs to range from $15 to $20 million for capital improvements to be incurred from 2004 through 2007.

Panhandle expects final rules from the EPA in 2003 and 2004 regarding control of hazardous air pollutants, and Panhandle expects that some of its engines and turbines will be affected. In 2002, the Texas Natural Resource Commission enacted the Houston/Galveston SIP regulations requiring reductions in nitrogen oxide emissions in an eight-county area surrounding Houston. Trunkline's

Cypress compressor station is affected and may require the installation of emission controls. In 2003, the new regulations will also require all grandfathered facilities to enter into the new source permit program which may require the installation of emission controls at five additional facilities. The company expects future capital costs for these programs to range from $14 million to $29 million.

In 1997, the Illinois Environmental Protection Agency initiated an enforcement proceeding relating to alleged air quality permit violations at Panhandle's Glenarm compressor station. On November 15, 2001 the Illinois Pollution Control Board approved an order imposing a penalty of $850 thousand, plus fees and cost reimbursements of $116 thousand. Under terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy was obligated to indemnify Panhandle against this environmental penalty. The state issued a permit in February 2002 requiring the installation of certain capital improvements at the facility at a cost of approximately $3 million. Controls were installed on two engines in 2002 and it is planned to install controls on two additional engines in 2003 in accordance with the 2002 permit. For further information on the above environmental matters, see Note 12, Commitments and Contingencies - Environmental Matters.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS: The SEC has adopted new rules that require the company to provide, in a separate captioned subsection of the MD&A, a comprehensive explanation of its off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the company that is material to investors. As of December 31, 2002, Panhandle had guarantees related to the Centennial and Guardian pipeline projects of $50 million and $60 million, respectively, and a letter of credit for $63 million supporting the Guardian guarantee. Panhandle has since been released from these guarantees and the letter of credit obligation has been transferred to CMS Gas Transmission (see Panhandle Financial Condition section of this MD&A and Note 8, Investment in Affiliates). As of December 31, 2002, Panhandle has purchased $4 million of surety bonds to indemnify third parties for unforeseen events which may occur in the course of construction or repair projects.

TAX LOSS ALLOCATIONS: The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a five-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back consolidated 2001 and 2002 tax losses to tax years 1996 through 1999 to obtain refunds of prior years tax payments totaling $250 million. The tax loss carryback, however, resulted in a reduction in AMT credit carryforwards that previously had been recorded by CMS Energy as deferred tax assets in the amount of $47 million. This reduction in AMT credit carryforwards has been reflected in the tax provision of CMS Energy and allocated to each of its consolidated subsidiaries according to their contributions to the consolidated CMS Energy tax loss under the CMS Energy tax sharing agreement. Panhandle's allocable share, $5 million, has been reflected as a return of capital to CMS Energy.

CASH MANAGEMENT: In August 2002, FERC issued a NOPR concerning the management of funds by certain FERC-regulated companies. The proposed rule could establish limits on the amount of funds that may be swept from a regulated subsidiary to a non-regulated parent under cash management programs. The proposed rule would require written cash management arrangements that would specify the duties and restrictions of the participants, the methods of calculating interest and allocating interest income and expenses, and the restrictions on deposits or borrowings by money pool members. These cash management agreements may also require participants to provide documentation of certain transactions. In the NOPR, FERC proposed that to participate in a cash management or money pool arrangement, FERC-regulated entities would be required to maintain a minimum proprietary capital balance

(stockholder's equity) of 30 percent and both the FERC-regulated entity and its parent would be required to maintain investment grade credit ratings.

NEW ACCOUNTING STANDARDS

In addition to the identified critical accounting policies discussed above, future results will be affected by a number of new accounting standards that recently have been issued.

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Panhandle adopted the new rules on asset retirement obligations effective January 1, 2003. Preliminary results indicate that application of the new rules will result in an increase in net property, plant and equipment of $11 million, recognition of an asset retirement obligation of $10 million, and a cumulative effect of adoption that will increase net income and stockholder's equity by $1 million.

SFAS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: Issued by the FASB on April 30, 2002, this Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets the criteria set forth in APB Opinion No. 30. The provisions of this section are applicable to fiscal years beginning 2003. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have similar economic impacts to sale-leaseback transactions. This provision is effective for transactions occurring and financial statements issued after May 15, 2002. Panhandle believes there will not be a material impact on its financial statements upon adoption of this standard.

SFAS NO. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES:
Issued by the FASB in July 2002, this standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supersedes previous accounting guidance, EITF No. 94-3, "Liability recognition for Certain Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred In a Restructuring)." This standard is effective for exit or disposal activities initiated after December 31, 2002. The scope of SFAS No.146 includes, (1) costs related to termination benefits of employees who are involuntarily terminated, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. Any future exit or disposal activities that Panhandle may engage in would be subject to the provisions of this statement.

SFAS NO. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND
DISCLOSURE: Issued by the FASB in December 2002, this standard provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of the statement are effective as of December 31, 2002 and interim disclosure provisions are effective for interim financial reports starting in 2003. Panhandle has decided to voluntarily adopt the fair value based method of accounting for stock-based employee compensation effective December 31, 2002, applying the prospective method of adoption which requires recognition of all employee awards granted, modified, or settled after the beginning of the year in which the recognition provisions are first applied. Panhandle has adopted SFAS No. 148 for new awards granted in 2002, and the implementation of SFAS No. 148 resulted in a $0.4 million charge to expense during 2002.

FASB INTERPRETATION NO. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENT FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS: Issued by the FASB in November 2002, the interpretation expands on existing disclosure requirements for most guarantees, and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The interpretation is effective for guarantees issued or modified on and after January 1, 2003. Panhandle will be required to recognize a liability for any guarantees it may issue after January 1, 2003, but will not change the accounting for guarantees it may have issued before that date.

FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES: Issued by the FASB in January 2003, the interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. For Panhandle, the consolidation requirements apply to pre-existing entities beginning July 1, 2003. Certain of the disclosure requirements apply to all financial statements initially issued after January 31, 2003. Panhandle will be required to consolidate any entities that meet the requirements of the interpretation. Panhandle is in the process of studying the interpretation, and has yet to determine the effects, if any, on its consolidated financial statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In Millions)

                                                                 Year Ended      Year Ended       Year Ended
                                                                December 31,    December 31,     December 31,
                                                                    2002            2001              2000
                                                               -------------    -------------    -------------
OPERATING REVENUE
      Transportation and storage of natural gas                $         413    $         423    $         425
      LNG terminalling revenue                                            58               75               40
      Equity losses from unconsolidated subsidiaries                      (7)              (1)              --
      Other                                                               20               17               18
                                                               -------------    -------------    -------------
          Total operating revenue                                        484              514              483
                                                               -------------    -------------    -------------

OPERATING EXPENSES
      Operation and maintenance                                          141              167              141
      Administrative and general                                          61               83               70
      Depreciation and amortization                                       51               69               65
      General taxes                                                       22               27               23
                                                               -------------    -------------    -------------
          Total operating expenses                                       275              346              299
                                                               -------------    -------------    -------------

PRETAX OPERATING INCOME                                                  209              168              184

OTHER INCOME (LOSSES), NET                                               (15)               9                8

INTEREST CHARGES
      Interest on long-term debt                                          74               84               82
      Other interest                                                       2               (1)               3
                                                               -------------    -------------    -------------
          Total interest charges                                          76               83               85

MINORITY INTEREST                                                          4               --               --

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                    114               94              107

INCOME TAXES                                                              46               38               43
                                                               -------------    -------------    -------------

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM
      AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             68               56               64

EXTRAORDINARY INCOME (LOSS), NET OF TAX                                    1               (2)              --
                                                               -------------    -------------    -------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      PRINCIPLE                                                           69               54               64

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR GOODWILL,
      NET OF TAX                                                        (369)              --               --
                                                               -------------    -------------    -------------


CONSOLIDATED NET INCOME (LOSS)                                 $        (300)   $          54    $          64
                                                               =============    =============    =============


        The accompanying notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)


                                                                           Year Ended      Year Ended       Year Ended
                                                                          December 31,    December 31,     December 31,
                                                                              2002            2001              2000
                                                                         -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                  $        (300)   $          54    $          64
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                 51               69               65
      Cumulative effect of change in accounting principle                          369               --               --
      Extraordinary item                                                            (1)              --               --
      Centennial write-down                                                         26               --               --
      Deferred income taxes                                                         30               54               87
      Changes in current assets and liabilities                                     --              (17)             (35)
      Other, net                                                                    --                3               (7)
                                                                         -------------    -------------    -------------
          Net cash provided by operating activities                                175              163              174
                                                                         -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                                         (113)             (87)            (129)
      Purchase of system gas                                                        (5)             (31)              --
      Retirements and other                                                        (11)              12               (1)
                                                                         -------------    -------------    -------------
          Net cash used in investing activities                                   (129)            (106)            (130)
                                                                         -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Contribution from parent                                                      --              150               --
      Contribution from LNG Holdings' Minority Interest                             --               30               --
      Net (increase)/decrease in current Note receivable - CMS Capital             214             (111)             (77)
      Other increase in Note receivable - CMS Capital                               --             (150)              --
      Long-term debt issuance                                                       30              280               99
      Long-term debt retirements                                                  (139)            (192)              --
      Debt issuance costs                                                           (3)              --               --
      Gain on interest rate swap                                                     3               --               --
      Acquisition of LNG Holding's Minority Interest                               (41)              --               --
      Return of capital                                                             (5)              --               --
      Dividend                                                                     (27)             (61)             (66)
                                                                         -------------    -------------    -------------
          Net cash provided by (used in) financing activities                       32              (54)             (44)
                                                                         -------------    -------------    -------------

      Net Increase in Cash and Temporary Cash Investments                           78                3               --

      CASH AND TEMPORARY CASH INVESTMENTS,
          BEGINNING OF PERIOD                                                        3               --               --
                                                                         -------------    -------------    -------------
      CASH AND TEMPORARY CASH INVESTMENTS,
          END OF PERIOD                                                  $          81    $           3    $          --
                                                                         =============    =============    =============


OTHER CASH FLOW ACTIVITIES WERE:
      Interest paid (net of amounts capitalized)                         $          84    $          85    $          80
      Income taxes paid (net of refunds)                                           (27)              (9)             (12)
OTHER NONCASH ACTIVITIES WERE:
      Property dividend                                                  $          --    $          --    $          (4)
      Capital contributions received                                                --                9               --


        The accompanying notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                    December 31,      December 31,
                                                                                        2002               2001
                                                                                    -------------     -------------
ASSETS

PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                          $       1,765     $       1,707
      Less accumulated depreciation and amortization                                          188               144
                                                                                    -------------     -------------
          Sub-total                                                                         1,577             1,563
      Construction work-in-progress                                                            44                25
                                                                                    -------------     -------------
          Net property, plant and equipment                                                 1,621             1,588
                                                                                    -------------     -------------

INVESTMENTS IN AFFILIATES                                                                      68                66
                                                                                    -------------     -------------

CURRENT ASSETS
      Cash and temporary cash investments at cost, which approximates market                   81                 3
      Restricted cash                                                                          64                --
      Accounts receivable, less allowances of $8 and $4 as of December 31, 2002
          and 2001, respectively                                                               50                59
      Accounts receivable - related parties                                                     9                55
      Gas imbalances - receivable                                                              18                21
      System gas and operating supplies                                                        41                63
      Deferred income taxes                                                                    13                 7
      Note receivable - CMS Capital                                                            60               273
      Other                                                                                     6                 2
                                                                                    -------------     -------------
          Total current assets                                                                342               483
                                                                                    -------------     -------------

NON-CURRENT ASSETS
      Goodwill, net                                                                           113               714
      Debt issuance cost                                                                       17                18
      Deferred income taxes                                                                    40                --
      Non-current system gas                                                                   15                10
      Other                                                                                    16                27
                                                                                    -------------     -------------
          Total non-current assets                                                            201               769
                                                                                    -------------     -------------

      TOTAL ASSETS                                                                  $       2,232     $       2,906
                                                                                    =============     =============


        The accompanying notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                              December 31,    December 31,
                                                                                  2002            2001
                                                                              ------------    ------------
COMMON STOCKHOLDER'S EQUITY AND LIABILITIES

CAPITALIZATION
    Common stockholder's equity
      Common stock, no par, 1,000 shares authorized, issued and outstanding   $          1    $          1
      Accumulated other comprehensive loss                                             (39)             --
      Other paid-in capital                                                          1,281           1,286
      Accumulated deficit                                                             (341)            (13)
      Note receivable - CMS Capital                                                   (150)           (150)
                                                                              ------------    ------------
       Total common stockholder's equity                                               752           1,124
    Long-term debt                                                                   1,150           1,288
                                                                              ------------    ------------
       Total capitalization                                                          1,902           2,412
                                                                              ------------    ------------

MINORITY INTEREST                                                                       --              30

CURRENT LIABILITIES
    Accounts payable                                                                     9              16
    Accounts payable - related parties                                                   8               7
    Current portion of long-term debt                                                   12               9
    Note payable                                                                        30              --
    Gas imbalances - payable                                                            41              59
    Accrued taxes                                                                       11               8
    Accrued interest                                                                    25              27
    Accrued liabilities                                                                 21              35
    Other                                                                               38              37
                                                                              ------------    ------------
       Total current liabilities                                                       195             198
                                                                              ------------    ------------

NON-CURRENT LIABILITIES
    Deferred income taxes                                                               --             180
    Post-retirement benefits                                                            53              11
    Other                                                                               82              75
                                                                              ------------    ------------
       Total non-current liabilities                                                   135             266
                                                                              ------------    ------------

    TOTAL COMMON STOCKHOLDER'S EQUITY AND LIABILITIES                         $      2,232    $      2,906
                                                                              ============    ============



         The accompanying notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME
                                  (IN MILLIONS)



                                                                            Year              Year               Year
                                                                            Ended             Ended              Ended
                                                                         December 31,      December 31,       December 31,
                                                                            2002               2001               2000
                                                                        -------------      -------------      -------------
COMMON STOCK
      At beginning and end of period                                    $           1      $           1      $           1
                                                                        -------------      -------------      -------------

OTHER PAID-IN CAPITAL
      At beginning of period                                                    1,286              1,127              1,127
      Contribution of investment by parent                                         --                  9                 --
      Cash capital contribution by parent                                          --                150                 --
      Return of capital                                                            (5)                --                 --
                                                                        -------------      -------------      -------------
          At end of period                                                      1,281              1,286              1,227
                                                                        -------------      -------------      -------------

ACCUMULATED OTHER COMPREHENSIVE LOSS
      Minimum Pension Liability
        At beginning of period                                                     --                 --                 --
        Increase in pension liability                                             (26)                --                 --
                                                                        -------------      -------------      -------------
          At end of period                                                        (26)                --                 --
                                                                        -------------      -------------      -------------

      Interest Rate Swaps
        At beginning of period                                                     --                 --                 --
        Unrealized loss related to interest rate swaps                            (13)                --                 --
                                                                        -------------      -------------      -------------
          At end of period                                                        (13)                --                 --
                                                                        -------------      -------------      -------------

ACCUMULATED DEFICIT
      At beginning of period                                                      (13)                (6)                --
      Net income                                                                 (300)                54                 64
      Common stock dividends                                                      (28)               (61)               (70)
                                                                        -------------      -------------      -------------
          At end of period                                                       (341)               (13)                (6)
                                                                        -------------      -------------      -------------

NOTE RECEIVABLE - CMS CAPITAL
      At beginning of period                                                     (150)                --                 --
      Loan classified as reduction to equity                                       --               (150)                --
                                                                        -------------      -------------      -------------
      At end of period                                                           (150)              (150)                --
                                                                        -------------      -------------      -------------

      TOTAL COMMON STOCKHOLDER'S EQUITY                                 $         752      $       1,124      $       1,122
                                                                        =============      =============      =============

      Disclosure of Comprehensive Income:
      Other comprehensive income
         Minimum Pension Liability
             Net increase in pension liabilities, net of tax of $16     $         (26)     $          --      $          --
         Interest Rate Swaps
            Unrealized loss related to interest rate swaps,
                net of tax of $9                                                  (13)                --                 --

      Net income (loss)                                                          (300)                54                 64
                                                                        -------------      -------------      -------------

      Total Comprehensive Income (Loss)                                 $        (339)     $          54      $          64
                                                                        =============      =============      =============


        The accompanying notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This form 10-K includes Panhandle's restated financial results for the year ended December 31, 2001, pursuant to audit adjustments resulting from the re-audit of the consolidated financial statements for the years 2001 and 2000 of CMS Energy, Panhandle's parent company, which included audit work at Panhandle. The restatements have been reflected in Form 10-K/A for 2001 and Form 10-Q/A for the periods ended September 30, 2002 filed with the SEC.

1. CORPORATE STRUCTURE

Panhandle is a wholly owned subsidiary of CMS Gas Transmission and ultimately CMS Energy. Panhandle was incorporated in Delaware in 1929. Panhandle is primarily engaged in interstate transportation and storage of natural gas, owns a LNG regasification plant and related facilities, and is subject to the rules and regulations of the FERC. It conducts operations in the central, gulf coast, midwest, and southwest regions of the United States.

In March 2000, Trunkline, a subsidiary of Panhandle, acquired the Sea Robin Pipeline from El Paso Energy Corporation for cash of approximately $74 million and certain other contractual arrangements valued at $15 million (See Note 10, Debt). Sea Robin is a 1 bcf per day capacity natural gas and condensate pipeline system located in the Gulf of Mexico offshore Louisiana west of Trunkline's existing Terrebonne system.

In December 2001, Panhandle completed a $320 million monetization transaction of its Trunkline LNG business and the value created by long-term contracts for capacity at the Trunkline LNG Lake Charles terminal. The transaction included the formation of LNG Holdings, which owns 100 percent of Trunkline LNG. LNG Holdings and its $281 million of debt at December 31, 2002, is consolidated with Panhandle.

On December 21, 2002, CMS Energy announced that it had reached a definitive agreement to sell Panhandle to Southern Union Panhandle Corp. The agreement calls for Southern Union Panhandle Corp., a newly formed entity owned by Southern Union Company and AIG Highstar Capital, L.P. to pay $662 million in cash and assume $1.166 billion in debt. Under terms of the agreement, CMS Energy retained Panhandle's ownership interests in the Centennial and Guardian pipeline projects, as well as certain of Panhandle's net deferred tax assets, all tax liabilities, and pension assets and liabilities. Panhandle has since sold its interest in Centennial and the Guardian interest and the related cash collateral has been transferred to Panhandle's direct parent, CMS Gas Transmission. The sale of Panhandle to Southern Union Panhandle Corp. has been approved by the Board of Directors of each company and is subject to customary closing conditions and action by the FTC under the Hart-Scott-Rodino Act.

On March 1, 2003, certain assets held by CMS Field Services were contributed to Panhandle by its parent, CMS Gas Transmission, to be included in the sale to Southern Union Panhandle Corp.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

PRINCIPLES OF CONSOLIDATIONS: The consolidated financial statements include the accounts of Panhandle and all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances. Investments in businesses not controlled by Panhandle, but over which it has significant influence, are accounted for using the equity method.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The principles of SFAS No. 5 guide the recording of contingent liabilities within the financial statements. Although these estimates are based on management's knowledge of current and expected future events, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: All liquid investments with maturities at date of purchase of three months or less are considered cash equivalents.

SIGNIFICANT CUSTOMERS AND CREDIT RISK: Panhandle's operations are primarily concentrated in the natural gas industry and its major customers' operations are also in the same industry. Panhandle manages trade credit risks to minimize exposure to uncollectible trade receivables. Prospective and existing customers are reviewed for creditworthiness based upon pre-established standards. Customers that do not meet minimum standards are required to provide additional credit support.

SYSTEM GAS AND OPERATING SUPPLIES: System gas and operating supplies consists of gas held for operations and materials and supplies, carried at the lower of weighted average cost or market. The gas held for operations that is not expected to be consumed in operations in the next twelve months has been reflected in non-current assets. All system gas and materials and supplies purchased are recorded at the lower of cost or market, while gas received from and owed back to customers is valued at market. For the year ended December 31, 2001, $23 million of lower of cost or market write-downs were recorded to Panhandle's system gas.

GAS IMBALANCES: Gas imbalances occur as a result of differences in volumes of gas received and delivered. Gas imbalance in-kind receivables and payables are valued at cost or market, based on whether net imbalances have reduced or increased system gas balances, respectively.

FUEL TRACKER: Liability accounts are maintained for net volumes of fuel gas owed to customers collectively. Trunkline records an asset whenever fuel is due from customers from prior under recovery based on contractual and specific tariff provisions which support the treatment as an asset. Panhandle's other companies that are subject to fuel tracker provisions record an expense when fuel is under recovered. The pipelines' fuel reimbursement is in-kind and non-discountable.

PROPERTY, PLANT AND EQUIPMENT: PP&E is stated at cost. Panhandle capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. The cost of replacements and betterments that extend the useful life of PP&E is also capitalized. The cost of repairs and replacements of minor items of PP&E is charged to expense as incurred. Depreciation is generally computed using the straight-line method. The composite weighted-average depreciation rates were 3.1, 3.0 and 2.9 percent for 2002, 2001 and 2000, respectively.

When PP&E is retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation and amortization. When entire regulated operating units are sold or non-regulated properties are retired or sold, the property and related accumulated depreciation and amortization accounts are reduced, and any gain or loss is recorded in income.

IMPAIRMENT OF INVESTMENTS AND LONG-LIVED ASSETS: Panhandle accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In accordance with APB Opinion No. 18, Panhandle evaluates the potential impairment of its investments in projects based on various analyses, including the projection of undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If such decline in value is determined to be other than temporary, an impairment loss is recognized and the investment is written down to its estimated fair value.

UNAMORTIZED DEBT PREMIUM, DISCOUNT AND EXPENSE: Panhandle amortizes premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective debt instrument.

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

REVENUES: Revenues on transportation, storage and terminalling of natural gas are recognized as service is provided. Receivables are subject to normal trade terms and are carried net of an allowance for doubtful accounts. Prior to final FERC approval of filed rates, Panhandle is exposed to risk that the FERC will ultimately approve the rates at a level lower than those requested. The difference is subject to refund and reserves are established, where required, for that purpose. (See Note 3, Regulatory Matters).

During 2002 and 2001, sales to Proliance Energy, LLC, a nonaffiliated local distribution company and gas marketer, accounted for 16 percent and 15 percent of Panhandle's consolidated revenues, respectively. Also during 2002, sales to BG LNG Services, a nonaffiliated gas marketer, accounted for 13 percent of Panhandle's consolidated revenue. Sales to subsidiaries of CMS Energy, primarily Consumers, accounted for 12 percent of Panhandle's consolidated revenues during 2002, 15 percent during 2001, and 12 percent during 2000. No other customer accounted for 10 percent or more of consolidated revenues during 2002, 2001, or 2000. Aggregate sales to Panhandle's top ten customers accounted for 67%, 60% and 53% of revenues during 2002, 2001 and 2000, respectively.

INTEREST COST CAPITALIZED: SFAS No. 34 requires capitalization of interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. Interest costs incurred during the construction period are capitalized and amortized over the life of the assets. Gross interest expense for the twelve months ended December 31, 2002 and 2001 was $79 million and $86 million, respectively, of which $3 million was capitalized for projects under construction for both periods.

GOODWILL: Goodwill represents the excess of costs over fair value of assets of businesses acquired. Panhandle adopted the provisions of SFAS No. 142 as of January 1, 2002. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment annually in accordance with the provisions of SFAS No.
142. SFAS No. 142's transitional goodwill impairment evaluation required Panhandle to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. Panhandle's goodwill, which resulted from CMS Energy's acquisition in March 1999, was tested for impairment as of January 1, 2002, based on valuations by independent appraisers. As defined in SFAS No. 142, Panhandle was considered a single reporting unit. The fair value of the reporting unit was determined using a combination of the income approach based on discounted cash flows and a market approach using public guideline companies and market transactions. The goodwill impairment amount was determined by comparing the fair value of goodwill to book value. Panhandle has completed the goodwill impairment testing required upon adoption of SFAS No. 142, which resulted in a $601 million pre-tax write-down ($369 million after-tax) under the new standard. The impact has been reflected retroactively to the first quarter of 2002 as the cumulative effect of a change in accounting for goodwill, pursuant to the requirements of SFAS No. 142.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: Panhandle utilizes interest-rate related derivative instruments to manage its exposure on its debt instruments and does not enter into derivative instruments for any purpose other than hedging purposes. That is, Panhandle does not speculate using derivative instruments. All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, Panhandle designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge).

Interest rate swaps are used to reduce interest rate risks and to manage interest expense. By entering into these agreements, Panhandle generally converts floating-rate debt into fixed-rate debt or may also convert fixed-rate debt to floating. Interest differentials paid or received under the swap agreements are reflected as an adjustment to interest expense. These interest rate swaps are financial derivative instruments that qualify for hedge treatment. For derivatives treated as hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive income until the related hedge items impact earnings. Any ineffective portion of a hedge is reported in earnings immediately. For derivatives treated as a hedge of the fair value of a debt instrument, the effective portion of changes in fair value are recorded as an adjustment to the hedged debt. The ineffective portion of a fair value hedge is recognized in earnings. Upon termination of a fair value hedge of a debt instrument, the resulting gain or loss is amortized to income through the maturity date of the debt instrument.

 In March 2002, Panhandle executed a fixed-to-floating interest rate swap with notional amounts totaling $175 million related to existing notes to take advantage of lower short-term interest rates, which reduced interest expense on the Consolidated Income Statement compared to the prior year. In June 2002, the swaps were unwound to monetize an increase in the market value of the fixed to floating rate position. The resulting cash gain of approximately $3 million is being amortized to income through the second and third quarters of 2004, which are the maturity dates of the original debt instruments that were hedged. Interest cost decreases due to reductions in debt principal and amortization of the gain on the swaps unwind were partially offset by credit fees and other interest charges of $3 million during 2002 related to Centennial, Guardian and LNG Holdings. Panhandle did not have a gain or loss associated with the ineffective portion of a hedge for any period presented. Interest expense associated with the cash flow hedge was approximately $2 million in 2002.

The negative fair value of interest rate swap agreements was $22 million pre-tax, $13 million net of tax at December 31, 2002. Current market pricing models were used to estimate fair values of interest rate swap agreements. In accordance with SFAS No. 133, an unrealized loss of $13 million after-tax was recorded to accumulated other comprehensive loss.

INCOME TAXES: CMS Energy and its subsidiaries file a consolidated federal income tax return. Federal income taxes have been provided by Panhandle on the basis of its separate company income and deductions and are settled in accordance with the established practices of the tax sharing agreement of the consolidated group which provides for, among others, the allocation of tax attributes among its participating members. Deferred income taxes have been provided for temporary differences. Temporary differences occur when events and transactions recognized for financial reporting result in taxable or tax-deductible amounts in different periods.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified in the consolidated financial statements to conform to the current presentation.

NEW ACCOUNTING STANDARDS

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

SFAS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: Issued by the FASB on April 30, 2002, this Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets the criteria set forth in APB Opinion No. 30. The provisions of this section are applicable to fiscal years beginning 2003. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have similar economic impacts to sale-leaseback transactions. This provision is effective for transactions occurring and financial statements issued after May 15, 2002. Panhandle believes there will not be a material impact on its financial statements upon adoption of this standard.

SFAS NO. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES:
Issued by the FASB in July 2002, this standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supersedes previous accounting guidance, EITF No. 94-3, "Liability recognition for Certain Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred In a Restructuring)." This standard is effective for exit or disposal activities initiated after December 31, 2002. The scope of SFAS No.146 includes, (1) costs related to termination benefits of employees who are involuntarily terminated, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. Any future exit or disposal activities that Panhandle may engage in after any potential sale would be subject to the provisions of this statement.

SFAS NO. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND
DISCLOSURE: Issued by the FASB in December 2002, this standard provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of the statement are effective as of December 31, 2002 and interim disclosure provisions are effective for interim financial reports starting in 2003. Panhandle has decided to voluntarily adopt the fair value based method of accounting for stock-based employee compensation effective December 31, 2002, applying the prospective method of adoption which requires recognition of all employee awards granted, modified, or settled after the beginning of the year in which the recognition provisions are first applied. Panhandle has adopted SFAS No. 148 for new awards granted in 2002, and the implementation of SFAS No. 148 resulted in a $0.4 million charge to expense during 2002.

FASB INTERPRETATION NO. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENT FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS: Issued by the FASB in November 2002, the interpretation expands on existing disclosure requirements for most guarantees, and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The interpretation is effective for guarantees issued or modified on and after January 1, 2003. Panhandle will be required to recognize a liability for any guarantees it may issue after January 1, 2003, but will not change the accounting for guarantees it may have issued before that date.

FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES: Issued by the FASB in January 2003, the interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. For Panhandle, the consolidation requirements apply to pre-existing entities beginning July 1, 2003. Certain of the disclosure requirements apply to all financial statements initially issued after January 31, 2003. Panhandle will be required to consolidate any entities that meet the requirements of the interpretation. Panhandle is in the process of studying the interpretation, and has yet to determine the effects, if any, on its consolidated financial statements.

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

In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle Eastern Pipe Line. FERC ordered these pipelines to refund these amounts to their customers. In June 2001, Panhandle Eastern Pipe Line filed with the FERC a proposed settlement, which was supported by most of the customers and affected producers. In October 2001, the FERC approved that settlement. The settlement provided for a resolution of the Kansas ad-valorem tax matter on the Panhandle Eastern Pipe Line system for a majority of refund amounts. Certain producers and the state of Missouri elected to not participate in the settlement. A FERC hearing to resolve all outstanding issues has been scheduled for October 16, 2003. At December 31, 2002 and December 31, 2001, accounts receivable included $8 million for tax collections due from natural gas producers. At December 31, 2002 and December 31, 2001, other current liabilities included $11 million for tax collections due to customers. On January 2, 2003, the Commission issued an order indicating its intention to cease collection efforts for approximately $5 million of the amounts due from affected producers. Remaining amounts collected but not refunded are subject to refund pending resolution of issues remaining in the FERC docket and Kansas intrastate proceeding.

In March 2001, Trunkline received FERC approval to abandon 720 miles of its 26-inch diameter pipeline that extends from Longville, Louisiana to Bourbon, Illinois. This filing was in conjunction with Centennial, a joint venture in which Panhandle owned a one-third equity interest, converting the line from natural gas transmission service to a refined products pipeline, which began full commercial service in April 2002. Effective April 2001, the 26-inch pipeline was conveyed to Centennial and the book value of the asset, including related goodwill, is reflected in Investments in Affiliates. On February 10, 2003, Panhandle sold its one-third equity interest in Centennial for $40 million to Centennial's two other partners, MAPL and TEPPCO.

In July 2001, Panhandle Eastern Pipe Line filed a settlement with customers on FERC Order 637 matters to resolve issues including capacity release and imbalance penalties, among others. On October 12, 2001 and December 19, 2001 FERC issued orders approving the settlement, with modifications. The settlement changes became final effective February 1, 2002 and Panhandle recognized approximately $3 million of income after-tax, including interest. Management believes that this matter will not have a material adverse effect on consolidated results of operations or financial position.

In August 2001, an offer of settlement of Trunkline LNG rates sponsored jointly by Trunkline LNG, BG LNG Services and Duke LNG Sales was filed with the FERC and was approved on October 11, 2001. The settlement was placed into effect on January 1, 2002. This is expected to result in reduced revenues for Trunkline LNG from 2001 levels but less volatility due to a 22-year contract with BG LNG Services.

In December 2001, Trunkline LNG filed with the FERC a certificate application to expand the Lake Charles facility to approximately 1.2 billion cubic feet per day of sendout capacity versus the current capacity of 630 million cubic feet per day. The BG Group has contract rights for all of this additional capacity. On December 18, 2002, the FERC issued an order approving the LNG terminal expansion.

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

In February 2002, Trunkline Gas filed a settlement with customers on Order 637 matters to resolve issues including capacity release and imbalance penalties, among others. On July 5, 2002, FERC issued an order approving the settlement, with modifications. On October 18, 2002, Trunkline Gas filed tariff sheets with the FERC to implement Order 637 changes effective November 1, 2002. On February 12, 2003, FERC issued an order approving the settlement, effective November 1, 2002. Management believes that this matter will not have a material adverse effect on consolidated results of operations or financial position.

4. GOODWILL IMPAIRMENT

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Panhandle adopted the provisions of SFAS No. 142 as of January 1, 2002. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment annually in accordance with the provisions of SFAS No. 142. SFAS No. 142's transitional goodwill impairment evaluation required Panhandle to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. Panhandle's goodwill, which resulted from CMS Energy's acquisition in March 1999, was tested for impairment as of January 1, 2002, based on valuations by independent appraisers. As defined in SFAS No. 142, Panhandle was considered a single reporting unit. The fair value of the reporting unit was determined using a combination of the income approach based on discounted cash flows and a market approach using public guideline companies and market transactions. The goodwill impairment amount was determined by comparing the fair value of goodwill to book value. Panhandle has completed the goodwill impairment testing required upon adoption of SFAS No. 142, which resulted in a $601 million pre-tax write-down ($369 million after-tax) under the new standard. The impact has been reflected retroactively to the first quarter of 2002 as the cumulative effect of a change in accounting for goodwill, pursuant to the requirements of SFAS No. 142.

For purposes of comparison, the following table presents what net income would have been during the periods presented had there been no amortization of goodwill, cumulative effect of change in accounting principle, net of tax, and extraordinary income, net of tax, in those periods.

                                                       YEAR ENDED        YEAR ENDED       YEAR ENDED
                                                      DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                                          2002              2001             2000
                                                     -------------      -------------      -------------
                                                                        IN MILLIONS
Reported Net Income                                  $        (300)     $          54      $          64
Exclude: Extraordinary (Income) Loss, Net of Tax                (1)                 2                 --
Net Income
   before extraordinary item                                  (301)                56                 64
Add back:  Cumulative Effect of Change in
  Accounting for Goodwill, Net of Tax                          369                 --                 --
Add back: Goodwill amortization                                 --                 19                 20
Tax effect                                                      --                 (8)                (8)
                                                     -------------      -------------      -------------
Adjusted Net Income                                  $          68      $          67      $          76
                                                     =============      =============      =============

5. RELATED PARTY TRANSACTIONS

                                    YEAR ENDED         YEAR ENDED         YEAR ENDED
                                   DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                       2002               2001               2000
                                   -------------      -------------      -------------
                                                      IN MILLIONS
Transportation of natural gas           $57                $54               $54
LNG terminalling                          2                 26                24
Other operating revenues                 (5)                 4                 4
Operation and maintenance
    Management & royalty fees            17                 18                17
    Other expenses (a)                   23                 29                23
Interest income                           9                  9                 8

----------

(a) Includes allocated benefit plan costs

Panhandle has a number of significant transactions with related parties. Revenue transactions, primarily for the transportation of natural gas for Consumers, CMS MST and the MCV Partnership, all related parties, are based on regulated prices, market prices or competitive bidding. Related party expenses include payments for services provided by affiliates and payment of overhead costs to CMS Gas Transmission and CMS Energy, as well as allocated benefit plan costs.

Other operating revenue for the twelve month periods ended December 31, 2002 and 2001, includes equity losses related to Centennial of $8 million and $1 million, respectively.

Interest income includes $9 million, $9 million and $8 million for the period ended December 31, 2002, 2001 and 2000, respectively for interest on the Note receivable from CMS Capital.

In June 2001, Panhandle received a $150 million capital contribution from CMS Gas Transmission. In June 2001, Panhandle also loaned CMS Capital $150 million. At December 31, 2002, Note receivable - CMS Capital, totaled $210 million, of which $150 million is reflected as a reduction to shareholder's equity and $60 million is reflected as current. Net cash generated by Panhandle, including funds from the Trunkline LNG monetization transaction, in excess of operating, investing or financing needs, has been loaned to CMS Capital and is reflected as Note receivable-CMS Capital on the Consolidated Balance Sheet. Panhandle was credited with interest on the note at the 30 day commercial paper rate plus 12.5 basis points through July 2002. In August of 2002, the interest rate was increased to a one-month Libor plus 300 basis points.

Due to liquidity issues related to CMS Energy and subsidiaries, Panhandle's ability to draw on the full amount of the Note Receivable from CMS Capital, if needed, could be affected.

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:

                                           DECEMBER 31,
                                          2002      2001
                                         ------    ------
                                           IN MILLIONS
Note receivable - CMS Capital            $   60    $  273
Accounts receivable                           5         4
Accounts receivable - tax                     4        51
Accounts payable                              8         7
Accrued liabilities                          --         2
Stockholder's equity - note receivable     (150)     (150)

At December 31, 2002 and 2001, Panhandle had an intercompany tax receivable of $4 million and $51 million, respectively. These represent estimated amounts to be received from CMS Energy over the next twelve months for federal income taxes. In December 2002, Panhandle received approximately $29 million in refunds from CMS Energy for 2001 federal income taxes. The estimated amounts from December 2001 not received in 2002 represent tax credits and loss carryovers now reflected on the consolidated balance sheet as deferred tax assets.

6. INCOME TAXES

The separate components of income tax expense (benefit) consist of:

                                              YEAR ENDED      YEAR ENDED      YEAR ENDED
                                             DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
INCOME TAX EXPENSE                               2002            2001            2000
------------------                           ------------    ------------    ------------
                                                             IN MILLIONS
Current income taxes
   Federal                                   $         14    $        (22)   $        (42)
   State                                                3               6              (2)
                                             ------------    ------------    ------------
      Total current income taxes                       17             (16)            (44)

Deferred income taxes

   Federal                                             24              53              76
   State                                                5               1              11
                                             ------------    ------------    ------------
      Total deferred income taxes                      29              54              87

Total income tax expense                     $         46    $         38    $         43
                                             ============    ============    ============

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate to income before income taxes as follows:

                                              YEAR ENDED      YEAR ENDED      YEAR ENDED
INCOME TAX EXPENSE                           DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
RECONCILIATION TO STATUTORY RATE                 2002            2001            2000
--------------------------------             ------------    ------------    ------------
                                                             IN MILLIONS
Income tax, computed at the statutory rate   $         40    $         33    $         38
Adjustments resulting from state income
   tax, net of federal income tax effect                6               5               5
                                             ------------    ------------    ------------
Total income tax expense                     $         46    $         38    $         43
                                             ============    ============    ============

Effective tax rate                                   40.0%           40.7%           40.2%
                                             ------------    ------------    ------------

The principal components of Panhandle's deferred tax assets (liabilities) recognized in the balance sheet are as follows:

                                                                 DECEMBER 31,
                                                               ----------------
NET DEFERRED INCOME TAX ASSET (LIABILITY) COMPONENTS            2002     2001
----------------------------------------------------           ------    ------
                                                                 IN MILLIONS
Property, plant and equipment                                  $ (160)   $ (128)
Investments and other assets                                       (9)      (14)
Goodwill                                                          117       (74)
Deferred credits and other liabilities                             38        30
Tax loss carryforward                                              24        --
Other Assets                                                       18        14
Tax credit carryforward                                            15        10
State deferred income taxes, net of federal tax effect             10       (11)
                                                               ------    ------
Net deferred income tax asset (liability)                      $   53    $ (173)
                                                               ======    ======

Gross deferred tax liabilities                                 $ (173)   $ (227)
Gross deferred tax assets                                         226        54
                                                               ------    ------
Net deferred income tax asset (liability)                      $   53    $ (173)
                                                               ======    ======

At December 31, 2002, Panhandle had AMT credit carryforwards in the amount of $13 million that do not expire, general business credit carryforwards in the amount of $2 million that expire in 2005, and tax loss carryforwards in the amount of $69 million that expire in 2022.

Panhandle has a deferred state tax asset attributable to temporary differences reflecting state tax loss carryforwards of $15 million as of December 31, 2002. These carryforwards expire after 15 years, and their application for reduction of future taxes is dependent on Panhandle's taxable income being utilized until 2013 and beyond when these assets begin to expire. The possibility exists that this deferred tax asset may not be fully realized, and a valuation allowance may be required at some point in the future.

7. PROPERTY, PLANT AND EQUIPMENT

                                                     DECEMBER 31,
                                                 -------------------
                                                   2002       2001
                                                 --------   --------
                                                     IN MILLIONS
Transmission                                     $  1,366   $  1,369
Gathering                                              77         21
Underground storage                                   235        230
General plant                                          87         87
Construction work-in-progress                          44         25
                                                 --------   --------
    Total property, plant and equipment             1,809      1,732
Less accumulated depreciation and amortization        188        144
                                                 --------   --------
   Net property, plant and equipment             $  1,621   $  1,588
                                                 ========   ========

At December 31, 2002 and 2001, accumulated depreciation and amortization included $26 million and $18 million, respectively, for amortization of intangibles, excluding goodwill.

8. INVESTMENT IN AFFILIATES

GUARDIAN. In November 2001, CMS Gas Transmission conveyed its one-third interest in Guardian to Panhandle. Guardian, also owned by Viking Gas Transmission, a subsidiary of Xcel Corporation, and WICOR, a subsidiary of Wisconsin Energy Corporation, constructed a 141-mile, 36-inch pipeline from Illinois to Wisconsin for the transportation of natural gas, which began service in December 2002. Trunkline Gas currently operates and maintains the pipeline. As of December 31, 2002, Panhandle had provided $25 million of equity contributions to Guardian. On March 10, 2003, Panhandle transferred its interest in Guardian back to CMS Gas Transmission and was released from its guarantee obligations associated with the Guardian non-recourse guaranty by Prudential and the other noteholders (See Note 12, Commitments and Contingencies).

CENTENNIAL. Until February 10, 2003, Panhandle owned a one-third interest in the Centennial Pipeline LLC along with TEPPCO and MAPL. The joint venture operates an interstate refined petroleum products pipeline extending from the U.S. Gulf Coast to Illinois. Effective April 2001, Trunkline conveyed an existing 26-inch, 720-mile pipeline to Centennial and the book value of the asset, including related goodwill, is reflected in Investments on the Consolidated Balance Sheet. The pipeline began commercial service in April 2002. On February 10, 2003, Panhandle sold its one-third equity interest in Centennial for $40 million to Centennial's two other partners, MAPL and TEPPCO. Panhandle has been released by MAPL, TEPPCO and the lenders for any liabilities, including credit fees, related to Panhandle's $50 million parent guaranty of the project debt (See Note 12, Commitments and Contingencies).

LEE 8 STORAGE. Panhandle owns a 29 percent interest in the Lee 8 partnership, which operates a 1.4 bcf natural gas storage facility in Michigan. Panhandle initially held a 40 percent interest in Lee 8. In July 2002, Panhandle entered into transactions with MG Ventures Storage Corporation and Proliance Energy which resulted in a reduction in equity ownership from 40 percent to the current 29 percent. The remaining interest in the Lee 8 partnership is owned by Proliance Energy (51 percent) and Howard Energy Company (20 percent).

9. FINANCIAL INSTRUMENTS

Panhandle's financial instruments include approximately $1.2 billion and $1.3 billion of long-term debt at December 31, 2002 and 2001, respectively, with an approximate fair value of $1.1 billion and $1.2 billion as of December 31, 2002 and 2001, respectively. Estimated fair value amounts of long-term debt were obtained from independent parties. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2002 and 2001 are not necessarily indicative of the amounts Panhandle could have realized in current market exchanges.

The $60 million Note Receivable from CMS Capital is at fair value and the interest portion is calculated using a floating rate which is updated monthly (See Note 5, Related Party Transactions).

LNG Holdings is required by its credit agreement to have fixed interest rates on a portion of its bank notes for a period of five years. An interest rate swap fixing interest rates was entered effective December 21, 2001 on the initial notional amount of $150 million to conform to that requirement on $200 million of the notes. Subsequently, an additional interest rate swap of $67 million was entered on March 22, 2002 for the requirement on an additional $90 million of notes issued. These interest rate swaps are financial derivative instruments that qualify as cash flow hedges.

The negative fair value of interest rate swap agreements was $22 million pre-tax, $13 million net of tax at December 31, 2002. Current market pricing models were used to estimate fair values of interest rate swap agreements. In accordance with SFAS No. 133, an unrealized loss of $13 million after-tax was recorded to accumulated other comprehensive loss.

10. DEBT

Short-term debt: In December 2002 and January 2003, Panhandle secured short-term bank loans in the amounts of $30 million and $10 million, respectively, with interest rates of LIBOR plus 4 percent. The loans are due the earlier of December 2003 or upon the sale of Panhandle. The stock of most of Panhandle's subsidiaries were pledged as collateral for the loans, which were utilized to improve overall liquidity which had been reduced by various cash requirements.

Long-term debt consists of the following:

                                                       DECEMBER 31,
          INTEREST RATES             YEAR DUE        2002        2001
          --------------            -----------    --------    --------
                                                        IN MILLIONS
6.125% - 7.875% notes                  2004        $   392     $   392
6.5% - 8.25% notes                   2009-2010         219         242
7.00% notes                            2029            136         215
7.2% - 7.95% debentures             2023 - 2024        135         162
LNG bank loans (floating rate)         2007            281         290

Current portion of long-term debt                      (12)         (9)
                                                  --------    --------
   Subtotal                                          1,151       1,292
Interest rate swaps                                      2          --

Unamortized debt discount, net                          (3)         (4)
                                                  --------    --------
Total long-term debt                              $  1,150    $  1,288
                                                  ========    ========

In December 2001, Panhandle entered into a structured transaction to monetize a portion of the value of a long-term terminalling contract of its LNG subsidiary. LNG Holdings obtained $290 million of new floating rate long-term loans due in 2007 which are secured by LNG Holdings assets.

The total amount of debt principal retired in 2002 was $138 million. Panhandle incurred $1 million, net of tax, of related early retirement of debt costs which are reflected as an extraordinary gain on Panhandle's Consolidated Statements of Operations.

On March 27, 2000, Panhandle issued $100 million of 8.25 percent senior notes due 2010. Panhandle used the funds primarily to finance the purchase of Sea Robin (See Note 1, Corporate Structure); the remaining funds were loaned to CMS Capital. In July 2000, these notes were exchanged for substantially identical SEC-registered notes. In December 2001, $40 million of these notes were retired with funds received from the Trunkline LNG monetization transaction. At December 31, 2002, $60 million of these notes remained outstanding.

On March 29, 1999, CMS Panhandle Holding privately placed $800 million of senior notes (See Note 1, Corporate Structure) including: $300 million of 6.125 percent senior notes due 2004; $200 million of 6.5 percent senior notes due 2009; and $300 million of 7.0 percent senior notes due 2029. On June 15, 1999, CMS Panhandle Holding was merged into Panhandle and the obligations of

CMS Panhandle Holding under the notes and the indenture were assumed by Panhandle. In September 1999, Panhandle completed an exchange offer which replaced the $800 million of notes originally issued by CMS Panhandle Holding with substantially identical SEC-registered notes. In December 2001, $111 million of these notes were retired with funds received from the Trunkline LNG monetization transaction. During 2002, $102 million of these notes were retired with funds received from CMS Capital demand loan repayment. At December 31, 2002, $587 million of these notes remained outstanding.

In conjunction with the application of purchase accounting, Panhandle's existing notes and debentures totaling $300 million were revalued resulting in a net premium recorded of approximately $5 million. The 7.2 percent - 7.95 percent debentures have call options whereby Panhandle has the option to repay the debt early beginning in 2003 at a specified premium. In December 2001, $39 million of the debentures were retired with funds received from the Trunkline LNG monetization transaction. In 2002, $27 million of the debentures were retired with funds received from CMS Capital demand loan repayments. At December 31, 2002, $135 million of the debentures remained outstanding, along with $100 million of notes.

Panhandle's senior unsecured note provisions are subject to requirements such as the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained and limitations on liens. At December 31, 2002, Panhandle was subject to a $295 million limitation on additional restricted payments, including dividends and loans to affiliates. At December 31, 2002 Panhandle was in compliance with all covenants, having received a waiver for certain matters as discussed in Note 12, Commitments and Contingencies.

11. DEBT RATING DOWNGRADES

On June 11, 2002, Moody's Investors Service, Inc. lowered its rating on Panhandle's senior unsecured notes from Baa3 to Ba2 based on concerns surrounding the liquidity and debt levels of CMS Energy. On July 15, 2002, Fitch Ratings, Inc lowered its rating on these notes from BBB to BB+ and again on September 4, 2002 to BB based on similar concerns. On July 16, 2002, S&P also lowered its rating on these notes from BBB- to BB, in line with their rating on CMS Energy based on their belief that CMS Energy and its subsidiaries are at equal risk of default since the parent relies on its subsidiaries to meet its financial commitments. Effective with this downgrade, Panhandle's debt is below investment grade. Each of the three major ratings services currently have negative outlooks for CMS Energy and its subsidiaries, due to uncertainties associated with CMS Energy's financial condition and liquidity pending resolution of the round trip trading investigations and lawsuits, financial statement restatement and re-audit, and access to the capital markets.

Panhandle, as a result of the ratings downgrade by both Moody's and S&P to below investment grade levels, can be required to pay the balance of the demand loan owed LNG Holdings including the remaining principal and accrued interest at any time such downgrades exist. In November 2002, Panhandle acquired Dekatherm Investor Trust's interest, and owns 100% of LNG Holdings and will not demand payment on the note payable to LNG Holdings.

In conjunction with the Centennial and Guardian pipeline projects, Panhandle has provided guarantees related to the project financings during the construction phases and initial operating periods. On July 17, 2002, following the debt downgrades by Moody's and S&P, the lender sent notice to Panhandle, pursuant to the terms of the Guaranty Agreement, requiring Panhandle to provide acceptable credit support for its pro rata portion of these construction loans, which aggregate $110 million. On September 27, 2002, Panhandle's Centennial partners provided credit support of $25 million each in the form of guarantees to the lender to cover Panhandle's obligation of $50 million of loan guarantees. The partners were paid credit fees by Panhandle on the outstanding balance of the guarantees for the periods for which they were in effect. On February 10, 2003, Panhandle sold its one-third equity interest in Centennial for $40 million to Centennial's two other partners, MAPL and TEPPCO. Panhandle has been released by MAPL, TEPPCO and the lenders for any liabilities, including credit fees, related to Panhandle's $50 million parent guaranty of the project debt.

In October 2002, Panhandle provided a letter of credit to the lenders which constitutes acceptable credit support under the Guardian financing agreement. This letter of credit was cash collateralized by Panhandle with approximately $63 million. On March 10, 2003, Panhandle's ownership interest in Guardian was transferred back to CMS Gas Transmission and Panhandle was released from its guarantee obligations associated with the Guardian non-recourse guaranty by the partners, Prudential and the other noteholders.

On March 13, 2003, CMS Energy Corporation and Southern Union received requests for additional information ("Second Requests") from the FTC under the Hart-Scott-Rodino Antitrust Improvements Act relating to Southern Union's acquisition of Panhandle Eastern Pipe Line Company. CMS Energy and Southern Union intend to respond to the Second Requests as quickly as practicable, however, the Second Requests will delay the closing of the transaction beyond March 31, 2003. The sale has been approved by the Massachusetts Department of Telecommunications and Energy and the Missouri Public Service Commission. CMS Energy is a party to a $295.8 million revolving credit facility that has approximately $124 million outstanding and had an original maturity date of March 31, 2003. CMS Energy had planned to use the proceeds from the sale of Panhandle to pay down the facility. Although CMS Energy and Southern Union are not able to close the sale of Panhandle by March 31, 2003, CMS Energy has adequate cash reserves to retire the credit facility. See Note 16, Subsequent Events - CMS Energy.

12. COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES: Panhandle estimates capital expenditures and investments, excluding interest costs capitalized, to be $112 million in 2003, $124 million in 2004 and $105 million in 2005. These amounts include expenditures associated with the LNG terminal expansion which was filed with FERC on December 26, 2001. The expansion expenditures are estimated to be $33 million in 2003, $66 million in 2004 and $27 million in 2005. Capital expenditures are funded using cash from operations, repayment of loans to CMS Capital on the outstanding note receivable (see Note 5, Related Party Transactions) and contributions from the parent. These estimates were developed for budget planning purposes and are subject to revision.

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

As part of the cleanup program resulting from contamination due to the use of lubricants containing PCBs in compressed air systems, Panhandle Eastern Pipe Line and Trunkline have identified PCB levels above acceptable levels inside the auxiliary buildings that house the air compressor equipment at thirty-two compressor station sites. Panhandle has developed and is implementing an EPA-approved process to remediate this PCB contamination in accordance with federal, state and local regulations.

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

The Illinois EPA notified Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, of contamination at former waste oil disposal sites in Illinois. Panhandle and 21 other non-affiliated parties conducted an investigation of one of the sites and are evaluating the report to determine what actions will be taken. Panhandle Eastern Pipe Line's and Trunkline's estimated share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is approximately 17 percent.

Panhandle expects these cleanup programs to continue for several years and has estimated its share of remaining cleanup costs not indemnified by Duke Energy to range from $18 million to $25 million. Panhandle has accrued approximately $22 million of such costs, of which $4 million is included in Other Current Liabilities and $18 million is included in Other Non-current Liabilities on the Consolidated Balance Sheet at December 31, 2002. Environmental costs of $21 million are included in Other Non-current Liabilities on the Consolidated Balance Sheet at December 31, 2001.

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

As a result of the 1990 Clean Air Act Amendments, the EPA must issue MACT rules controlling hazardous air pollutants from internal combustion engines and turbines. These rules are expected in late 2003 and mid 2004. Beginning in 2002, the Texas Natural Resource Conservation Commission enacted the Houston/Galveston SIP regulations requiring reductions in nitrogen oxide emissions in an eight county area surrounding Houston. Trunkline's Cypress compressor station is affected and may require the installation of emission controls. In 2003, the new regulations will also require all "grandfathered" facilities to enter into the new source permit program which may require the installation of emission controls at five additional facilities. The company expects future capital costs for these programs to range from $14 million to $29 million.

In 1997, the Illinois Environmental Protection Agency initiated an enforcement proceeding relating to alleged air quality permit violations at Panhandle's Glenarm compressor station. On November 15, 2001 the Illinois Pollution Control Board approved an order imposing a penalty of $850 thousand, plus fees and cost reimbursements of $116 thousand. Under terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy was obligated to indemnify Panhandle against this environmental penalty. The state issued a permit in February of 2002, requiring the installation of certain capital improvements at the facility at a cost of approximately $3 million. Controls were installed on two engines in 2002 and it is planned to install controls on two additional engines in 2003 in accordance with the 2002 permit.

SEC INVESTIGATION: As a result of the round-trip trading transactions at CMS MST, CMS Energy's Board of Directors established a special committee of independent directors to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The committee completed its investigation and reported its findings to the Board of Directors in October 2002. The special committee concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to market its services. The committee found no apparent effort to manipulate the price of CMS Energy stock or affect energy prices. The special committee also made recommendations designed to prevent any reoccurrence of this practice, most of which have already been implemented. Previously, CMS Energy terminated its speculative trading business and revised its risk management policy. The Board of Directors adopted, and CMS Energy has begun implementing, the remaining recommendations of the special committee.

ACCOUNTING FOR RETIREMENT BENEFITS: Panhandle follows SFAS No. 87 to account for pension costs and SFAS No. 106 to account for other postretirement benefit costs. These statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses require the expertise of actuaries and are subject to many assumptions, including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year.

The Pension Plan is a CMS Energy plan for CMS Energy and affiliates, of which Panhandle is a participating affiliate. The Pension Plan includes amounts for employees of CMS Energy and affiliates, including Panhandle, which were not distinguishable from the Pension Plan's total assets. On December 21, 2002, a definitive agreement was executed to sell Panhandle. The sale is expected to close in 2003. The Pension Plan obligation associated with Panhandle employees will be retained by CMS. When the Southern Union Panhandle Corp. transaction closes, none of the Panhandle employees will be eligible to accrue additional benefits under the Pension Plan. However, the Pension Plan will retain pension payment obligations under the Pension Plan for Panhandle employees who are vested under the Pension Plan.

The significant downturn in the equities markets has affected the value of the Pension Plan's assets. The estimated fair value of the Pension Plan's assets at December 31, 2002 was $607 million and the Accumulated Benefit Obligation was estimated at $1.055 billion. The Pension Plan's Accumulated Benefit Obligation thus exceeded the value of the assets at December 31, 2002, and as a result, Panhandle and the other participants of the plan were required to recognize an additional minimum liability for this excess in accordance with SFAS No. 87. As of December 31, 2002, the additional minimum liability allocated to Panhandle was $48 million, of which $6 million was recorded as an intangible asset, and $42 million was charged to other comprehensive income ($26 million after-tax).

OTHER COMMITMENTS AND CONTINGENCIES: In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. Panhandle Eastern Pipe Line and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle Eastern Pipe Line and Trunkline may file with FERC to recover a portion of these costs from pipeline customers. Management believes these commitments and contingencies will not have a material adverse effect on consolidated results of operations, liquidity or financial position. At December 31, 2002 and 2001, Panhandle has accrued approximately $14 million in Non-current Liabilities on the Consolidated Balance Sheet related to this matter.

In December 2001, Panhandle contributed its interest in Trunkline LNG to LNG Holdings which then raised $30 million from the issuance of equity to Dekatherm Investor Trust and $290 million from non-recourse bank loans. Panhandle guaranteed repayment of $90 million of these loans if the joint venture had not obtained replacement lenders by March 2002. Replacement lenders were found by LNG Holdings, and Panhandle was not required to perform under the guaranty, which is now expired. Panhandle Eastern Pipe Line has provided indemnities to certain parties involved in the transaction for pre-closing claims and liabilities, and subsidiaries of Panhandle have provided indemnities for certain post-closing expenses and liabilities as the manager/operator of LNG Holdings. In November 2002, Panhandle acquired Dekatherm Investor Trust's interest in Trunkline LNG for approximately $41 million and subsequently owns 100 percent of LNG Holdings.

In May 2001, Panhandle provided a guaranty related to project financing associated with its investment in Centennial in an amount up to $50 million during the initial operating period of the project. Due to rating agency downgrades of Panhandle's debt, the Centennial lender required additional credit support from Panhandle. On September 27, 2002 Panhandle's partners provided credit support of $25 million each in the form of guarantees to the Centennial lender to cover Panhandle's $50 million obligation. The partners were paid credit fees by Panhandle on the outstanding balance of the guarantees for the periods for which they were in effect. On February 10, 2003, Panhandle sold its one-third equity interest in Centennial for $40 million to Centennial's two other partners, MAPL and TEPPCO. Panhandle has been released by MAPL, TEPPCO and the lenders for any liabilities related to Panhandle's $50 million parent guaranty of the project debt.

In November 2001, in conjunction with the Guardian project, Panhandle provided a $60 million guaranty related to project financing during the construction and initial operating period of the project. The guaranty is released when Guardian reaches certain operational and financial targets. Due to rating agency downgrades of Panhandle's debt, the Guardian lender assessed credit fees and required additional credit support from Panhandle. In October 2002, Panhandle provided a letter of credit to the lenders which constitutes acceptable credit support under the Guardian financing agreement. This letter of credit was cash collateralized by Panhandle with approximately $63 million which, including accumulated interest, is reflected as Restricted Cash on the Consolidated Balance Sheet at December 31, 2002. On March 10, 2003, Panhandle's ownership interest in Guardian was transferred back to CMS Gas Transmission, along with the $63 million cash collateral. Panhandle was also released from the guarantee obligations associated with the Guardian non-recourse debt as of March 10, 2003, by the partners, Prudential and the other noteholders.

In December 2002 and January 2003, Panhandle secured short-term bank loans in the amounts of $30 million and $10 million, respectively, with interest payable at rates of LIBOR plus 4 percent. The loans are due the earlier of December 2003 or upon the sale of Panhandle. The stock of most of Panhandle's subsidiaries were pledged as collateral for the loans, which were utilized to improve overall liquidity which had been reduced by various cash requirements. Panhandle is required to provide certified September 30, 2002 financial statements to the banks by April 30, 2003. Panhandle intends to provide these statements to the banks prior to April 30, 2003. Should it be unable to deliver the certified financial statements or obtain a waiver by that date, Panhandle could be declared to be in default and the debt could be accelerated and become immediately due and payable.

Panhandle was unable to deliver certified September 30, 2002 financial statements to the LNG Holdings lenders as required under that credit facility. Panhandle has received a waiver of this requirement until April 30, 2003 and a waiver of a requirement to provide certain documentation until June 30, 2003. Panhandle intends to provide the financial statements to the banks by April 30, 2003. Should it be unable to deliver the certified financial statements or execute the required documents by the timing indicated, LNG Holdings could be declared to be in default under its credit facility and the debt thereunder could be accelerated and become immediately due and payable.

Occasionally, Panhandle will purchase surety bonds to indemnify third parties for unforeseen events which may occur in the course of construction or repair projects. As of December 31, 2002, Panhandle has purchased $4 million of these surety bonds.

LEASES: Panhandle utilizes assets under operating leases in several areas of operation. Consolidated rental expense amounted to $14 million in 2002, $11 million in 2001 and $13 million in 2000. Future minimum rental payments under Panhandle's various operating leases for the years 2003 through 2007 are $12 million, $12 million, $11 million, $10 million and $3 million, respectively, and $4 million thereafter.

SALE OF PANHANDLE

On March 13, 2003, CMS Energy Corporation and Southern Union Company received requests for additional information ("Second Requests") from the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act relating to Southern Union's acquisition of Panhandle Eastern Pipe Line Company. CMS Energy and Southern Union intend to respond to the Second Requests as quickly as practicable, however, the Second Requests will delay the closing of the transaction beyond March 31, 2003. The sale has been approved by the Massachusetts Department of Telecommunications and Energy and the Missouri Public Service Commission. CMS Energy is a party to a $295.8 million revolving credit facility that has approximately $124 million outstanding and had an original maturity date of March 31, 2003. CMS Energy had planned to use the proceeds from the sale of Panhandle to pay down the facility. Although CMS Energy and Southern Union are not able to close the sale of Panhandle by March 31, 2003, CMS Energy has adequate cash reserves to retire the credit facility. See Note 16, Subsequent Events - CMS Energy.

13. EXECUTIVE INCENTIVE COMPENSATION

Panhandle participates in CMS Energy's Performance Incentive Stock Plan. Under the plan, restricted shares of Common Stock of CMS Energy, as well as stock options and stock appreciation rights related to Common Stock may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. Awards under the plan may consist of any class of Common Stock. Certain plan awards are subject to performance-based business criteria. The plan reserves for awards not more than five percent, as amended January 1, 1999, of Common Stock outstanding on January 1 each year, less (i) the number of shares of restricted Common Stock awarded and (ii) Common Stock subject to options granted under the plan during the immediately preceding four calendar years. The number of shares of restricted Common Stock awarded under this plan cannot exceed 20 percent of the aggregate number of shares reserved for award. Any forfeiture of shares previously awarded will increase the number of shares available to be awarded under the plan. At December 31, 2002, awards of up to 1,716,856 shares of CMS Energy Common Stock may be issued.

Restricted shares of Common Stock are outstanding shares with full voting and dividend rights. These awards vest over five years at the rate of 25 percent per year after two years. The restricted shares are subject to achievement of specified levels of total shareholder return and are subject to forfeiture if employment terminates before vesting. If performance objectives are exceeded, the plan provides additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 2002, 28,500 of the 87,750 shares of restricted CMS Energy Common Stock outstanding are subject to performance objectives.

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

The status of the restricted stock and options granted to Panhandle's key employees under the Performance Incentive Stock Plan follows:


                                   RESTRICTED
                                     STOCK                OPTIONS
                                   ----------   -----------------------------
                                    NUMBER       NUMBER      WEIGHTED-AVERAGE
                                   OF SHARES    OF SHARES     EXERCISE PRICE
                                   ----------   ---------    ----------------
CMS ENERGY COMMON STOCK

Outstanding at January 1, 2000        12,000      299,912             $ 41.07
     Granted                          15,000       48,000             $ 17.00
     Exercised or Issued                  --      (24,000)            $ 17.00
     Forfeited                        (4,000)     (33,964)            $ 40.88
                                   ---------    ---------             -------
Outstanding at December 31, 2000      23,000      289,948             $ 39.10
     Granted                          26,000       66,000             $ 31.04
     Exercised or Issued                  --           --                  --
     Forfeited                            --       (4,332)            $ 41.44
                                   ---------    ---------             -------
Outstanding at December 31, 2001      49,000      351,616             $ 37.56
     Granted                          51,000      160,000             $ 14.98
     Exercised or Issued                (750)          --                  --
     Forfeited                       (11,500)          --                  --
                                   ---------    ---------             -------
Outstanding at December 31, 2002      87,750      511,616             $ 30.50

The following table summarizes information about CMS Energy's Common Stock options outstanding and exercisable at December 31, 2002:


                          OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
  --------------------------------------------------------------------            ---------------------------
                                            WEIGHTED          WEIGHTED                               WEIGHTED
     RANGE OF            NUMBER OF          AVERAGE           AVERAGE               NUMBER           AVERAGE
     EXERCISE             SHARES           REMAINING          EXERCISE            EXERCISABLE        EXERCISE
      PRICES            OUTSTANDING     CONTRACTUAL LIFE       PRICE              OUTSTANDING          PRICE
     --------           -----------     ----------------      --------            -----------        --------
   $8.12 - 22.20           184,000                 9.08         $15.25               184,000          $15.25
  $31.04 - 39.06           106,000                 7.59         $34.07               106,000          $34.07
  $41.44 - 41.75           221,616                 6.24         $41.45               166,220          $41.45
  --------------           -------                 ----         ------               -------          ------
   $8.12 - 41.75           511,616                 7.54         $30.50               456,220          $29.17
  --------------           -------                 ----         ------               -------          ------


The weighted average fair value of options granted for CMS Energy Common Stock in February 2002 was $3.84 and $1.44 in July 2002. In 2001 and 2000, the weighted average fair value of options granted for CMS Energy Common Stock were $6.43 and $2.04, respectively. Fair value is estimated using the Black-Scholes model, a mathematical formula used to value options traded on securities exchanges, with the following assumptions. For 2002 the assumptions listed are for the February grant, followed by the July grant:

                                                 YEARS ENDED DECEMBER 31

                                            2002              2001        2000
                                       ---------------        -----       -----
Risk-free interest rate                 3.16% - 3.95%          4.77%       6.56%
Expected stock-price volatility        40.90% - 32.40%        30.59%      27.25%
Expected dividend rate                   $.183 - .365         $.365       $.365
Expected option life (years)              4.2 - 4.2             4.2         4.1

In 2002 Panhandle adopted the fair value method of accounting for stock based compensation under SFAS No. 123 as amended by SFAS No. 148 on a perspective method. Accordingly Panhandle recognized the $0.4 million fair value of stock based awards granted, modified or settled in 2002 in operating expenses.

Panhandle applied APB Opinion No. 25 and related interpretations in accounting for the Performance Incentive Stock Plan. Prior to 2002, stock options were granted at market price; no compensation cost was recognized for stock options granted under the plan. The compensation cost charged against income for restricted stock was $.4 million, $.1 million and $.2 million in 2002, 2001 and 2000, respectively. If compensation cost for stock options had been determined in accordance with SFAS No. 123 for all years, Panhandle's net income would have decreased by approximately $.3 million, $.3 million and $.1 million in 2002, 2001 and 2000, respectively.


14. RETIREMENT BENEFITS

Panhandle currently participates in CMS Energy's non-contributory defined benefit retirement plan covering most employees with a minimum of one year vesting service. Panhandle, through CMS Energy, provides retirement benefits under a number of different plans, including certain health care and life insurance benefits under OPEB, benefits to certain management employees under SERP, and benefits to substantially all its employees under a trusteed, non-contributory, defined benefit pension plan and a defined contribution 401
(k) plan.

The Pension Plan is a CMS Energy plan for CMS Energy and its affiliates, of which Panhandle is a participating affiliate. The Pension Plan includes amounts for employees of CMS Energy and affiliates, including Panhandle; assets for each affiliate are not distinguishable from the Pension Plan's total assets. On December 21, 2002, CMS Energy announced that it had reached a definitive agreement to sell Panhandle to Southern Union Panhandle Corp. The agreement calls for Southern Union Panhandle Corp., a newly formed entity owned by Southern Union and AIG Highstar Capital, L.P., to pay $662 million in cash and assume $1.166 billion in debt. The sale is expected to close in 2003. No portion of the Pension Plan assets or liabilities will be transferred with the sale of Panhandle. Upon close of the sale, none of the employees of Panhandle will be eligible to accrue additional benefits under the Pension Plan. The Pension Plan will retain pension payment obligations under the Pension Plan for Panhandle employees who are vested under the Pension Plan.

WEIGHTED-AVERAGE ASSUMPTIONS:

                                          PENSIONS & SERP                        OPEB
                                 --------------------------------    ------------------------------
YEARS ENDED DECEMBER 31            2002        2001        2000        2002       2001       2000
-----------------------          --------    --------    --------    --------   --------   --------
Discount rate                        6.75%       7.25%       7.75%       6.75%      7.25%      7.75%
Expected long-term rate of
   return on plan assets             8.75%       9.75%       9.25%
Union VEBA's and 401(h) rates                                            8.75%      9.75%      9.75%
Nonunion VEBAs rates                                                     6.00%      6.00%      6.00%
Rate of compensation increase
   pension - to age 45               3.50%       5.25%       5.25%
           - age 45 to assumed
             retirement              3.50%       3.75%       3.75%

SERP                                 5.50%       5.50%       5.50%

CMS Energy's Net Pension Plan, SERP, and OPEB benefit consist of the following:


                                                           PENSIONS & SERP                          OPEB
IN MILLIONS                                       --------------------------------    --------------------------------
YEARS ENDED DECEMBER 31,                            2002        2001        2000        2002        2001        2000
------------------------                          --------    --------    --------    --------    --------    --------
Service cost                                      $     40    $     36    $     30    $     20    $     16    $     14

Interest expense                                        84          83          78          69          62          56

Expected return on plan assets                        (102)        (98)        (92)        (43)        (41)        (35)

Amortization of unrecognized transition (asset)         --          (5)         (5)         --          --          --

Ad Hoc Retiree Increase                                  3          --          --          --          --          --
Amortization of:

  Net (gain) or loss                                    --          --          --          10           1          (2)

  Prior service cost                                     8           8           4          (1)         (1)         --
Panhandle adjustment                                    (1)         (1)         --          --          --          --
                                                  --------    --------    --------    --------    --------    --------
Net periodic pension and postretirement
  benefit cost                                    $     32    $     23    $     15    $     55    $     37    $     33
                                                  --------    --------    --------    --------    --------    --------


SENSITIVITY TO CHANGES IN ASSUMED HEALTH CARE COST TREND RATES FOR PANHANDLE

                                                                     ONE PERCENTAGE             ONE PERCENTAGE
                                                                     POINT INCREASE             POINT DECREASE
                                                                     --------------             --------------
                                                                                    IN MILLIONS
Effect on total service and interest cost components                        $ 1                      $(1)
Effect on accumulated postretirement benefit obligation                     $11                      $(9)


The funded status of CMS Energy and affiliates Pension Plan, SERP, and OPEB is reconciled with the liability recorded at December 31 as follows:

                                                                                                        IN MILLIONS
                                                   PENSION PLAN                SERP                   OPEB
                                               --------------------    --------------------    --------------------
                                                 2002        2001        2002        2001        2002        2001
                                               --------    --------    --------    --------    --------    --------
Projected benefit obligation January 1         $  1,195    $  1,081    $     73    $     58    $    956    $    814
Service cost                                         40          36           4           3          20          17
Interest cost                                        84          83           5           5          69          62
Plan amendment                                        3          --          --          --         (62)        (17)
Actuarial loss (gain)                                72          96           1           8          41         116
Benefits paid                                      (138)       (101)         (2)         (1)        (40)        (36)
                                               --------    --------    --------    --------    --------    --------
Projected benefit obligation
  December 31                                  $  1,256    $  1,195    $     81    $     73    $    984    $    956
                                               --------    --------    --------    --------    --------    --------
Plan assets at fair value at January 1         $    845    $    994    $     --    $     --    $    508    $    473
Actual return on plan assets                       (164)       (113)         --          --         (43)        (21)
Company contribution                                 64          65           2           1          84          56
Actual benefits paid                               (138)       (101)         (2)         (1)        (40)         --
                                               --------    --------    --------    --------    --------    --------
Plan assets at fair value at December 31       $    607    $    845    $     --    $     --    $    509    $    508
Benefit obligation less than (in excess of)
  plan assets                                  $   (650)   $   (350)   $    (81)   $    (73)   $   (475)   $   (448)
Unrecognized net (gain) loss from experience
  different than assumed                            574         235          13          12         314         196
Unrecognized prior service cost                      60          68           1           1         (77)        (15)
Unrecognized net transition (asset)                  --          --          --          --          --          --
Panhandle adjustment                                 (7)         (7)         --          --          --          --
                                               --------    --------    --------    --------    --------    --------
Recorded Liability                             $    (23)   $    (54)   $    (67)   $    (60)   $   (238)   $   (267)
Additional minimum liability adjustment        $   (426)   $     --    $     --    $     --    $     --    $     --
                                               --------    --------    --------    --------    --------    --------
Total Recorded Liability                       $   (449)   $    (54)   $    (67)   $    (60)   $   (238)   $   (267)
                                               ========    ========    ========    ========    ========    ========

The Pension Plan's net unrecognized transition obligation, resulting from the implementation of accrual accounting, is amortized over 16 years and 11 years for the SERP on a straight-line basis over the average remaining service period of active employees.

SERP is not a qualified plan under the Internal Revenue Code, and as such, earnings of the SERP Plan are taxable and SERP assets are included in consolidated assets. At December 31, 2002 and 2001, SERP Plan assets for Panhandle were $5 million and $3 million, respectively, and were classified as other non-current assets. In 2002 and 2001, the accumulated benefit obligation for SERP for Panhandle employees were $7 million and $6 million, respectively.

With respect to the CMS Energy OPEB plan, the fair value of the plan assets was $509 million at December 31, 2002 as compared to the projected benefit obligation of $984 million. At December 31, 2001, the fair value of the plan assets was $508 million versus projected benefit obligations of $956 million. The plan assets at December 31, 2002 consists primarily of stocks and bonds, including CMS Energy Common Stock of $1.3 million, based on a share price of $9.44. As of March 14, 2003, the market value of CMS Energy Common Stock in the OPEB plan assets was $0.5 million, based on a share price of $3.52.

It is Panhandle's and CMS Energy's general policy to fund accrued postretirement health care costs. Panhandle accrues health care and life insurance benefit costs over the active service period of employees to the date of full eligibility for the benefits. Panhandle's net periodic postretirement benefit cost, as allocated by CMS Energy, was $6 million in 2002. In 2001 and 2000, Panhandle's net periodic postretirement benefit cost was $5 million and $3 million, respectively.

For measurement purposes, a 8.50 percent weighted average rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate is based on assumptions that it will decrease gradually to 5.50 percent in 2010 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for Panhandle's health care plans.

The significant downturn in the equities markets and a decrease in the price of CMS Energy Common Stock has affected the value of the Pension Plan assets. The Pension Plan's Accumulated Benefit Obligation exceeded the value of these assets at December 31, 2002, and as a result, CMS Energy was required to recognize an additional minimum liability for this excess in accordance with SFAS No. 87. The estimated fair value of the Pension Plan assets at December 31, 2002 was $607 million, including CMS Energy Common Stock which had a market value of $49 million based on a market price $9.44. As of March 14, 2003, the market value of CMS Energy Common Stock in the Pension Plan was $18 million based on a share price of $3.52. As of December 31, 2002, the Accumulated Benefit Obligation was estimated at $1.055 billion and the additional minimum liability was $426 million, of which $53 million was recorded as an intangible asset, and $373 million was charged to other comprehensive income ($242 million after-tax). As of December 31, 2002, the additional minimum liability allocated to Panhandle was $48 million, of which $6 million was recorded as an intangible asset, and $42 million charged to other comprehensive income ($26 million after-tax).

Contributions to the 401(k) plan are invested in CMS Energy Common Stock. Amounts charged to expense for this plan by Panhandle were $3 million in 2001 and 2000, and no incentives were recorded in 2002. Effective September 1, 2002, the employer's match for the 401(k) plan was suspended until January 1, 2005.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                     First       Second       Third      Fourth
                                    Quarter      Quarter     Quarter     Quarter      Total
                                   ---------    ---------   ---------   ---------   ---------
                                  In Millions
2002
Operating Revenue                  $     133    $     106   $     108   $     137   $     484
Pretax Operating Income                   64           37          39          69         209
Income before extraordinary item
  and cumulative effect of
  change in accounting principle          29           11          13          15          68
Net Income (Loss)                       (340)          12          13          15        (300)

2001
Operating Revenue                  $     155    $     115   $     120   $     124   $     514
Pretax Operating Income                   80           32          33          23         168
Income before extraordinary item          37            8           9           2          56
Net Income                                37            8           9          --          54

16. SUBSEQUENT EVENTS (UNAUDITED)

LNG EXPANSION: On March 18, 2003, the FERC denied a request for rehearing of the order approving the LNG terminal expansion. Trunkline LNG received FERC authorization on March 21, 2003 to commence construction. The expanded facility is expected to be in operations by January 2006.

CMS ENERGY: In March 2003, the CMS Energy'S $300 million and $295.8 million revolving credit facilities under which $409 million was then outstanding were amended and restated. The Second Amended and Restated Senior Credit Agreement includes a $249 million tranche with a maturity date of April 30, 2004 and a $175 million tranche with a maturity date of September, 2004.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholder
Panhandle Eastern Pipe Line Company:

We have audited the accompanying consolidated balance sheets of Panhandle Eastern Pipe Line Company as of December 31, 2002 and 2001, and the related consolidated statements of operations, common stockholder's equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panhandle Eastern Pipe Line Company as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 21, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 4 to the accompanying consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.




Houston, Texas
March 14, 2003

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


         In April 2002, CMS Energy's and Panhandle's Board of Directors, upon the recommendation of the Audit Committee of CMS Energy's and Panhandle's Board, voted to discontinue using Arthur Andersen to audit Panhandle's financial statements for the year ending December 31, 2002. CMS Energy and Panhandle previously retained Arthur Andersen to review their financial statements for the quarter ended March 31, 2002. In May 2002, the Board of Directors engaged Ernst & Young to audit its financial statements for the year ending December 31, 2002. Ernst & Young audited the years 2000, 2001 and 2002. As a result, Panhandle restated its 2000 and 2001 financial statements. An amended Form 10-K/A and Form 10-Q/A were filed in February 2003 and March 2003, respectively.

                                    PART III

                        ITEM 14. CONTROLS AND PROCEDURES

         Panhandle's CEO and CFO are responsible for establishing and maintaining Panhandle's disclosure controls and procedures. Management, under the direction of Panhandle's principal executive and financial officers, has evaluated the effectiveness of Panhandle's disclosure controls as of a date within 90 days of the filing of this annual report on Form 10-K. It is their opinion that, based on this evaluation, Panhandle's disclosure controls and procedures are effective to ensure that material information has been presented and properly disclosed. There have been no significant changes in Panhandle's internal controls that could significantly affect internal controls subsequent to such evaluation.

                                     PART IV

                ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements and Reports of Independent Public Auditors for Panhandle are listed in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA and are incorporated by reference herein.

(a)(2) Reports of Independent Auditors for Panhandle are listed after the Notes to Consolidated Financial Statements. Financial Statement Schedules are listed after the Exhibits in the Index to Financial Statement Schedules, and are incorporated by reference herein.

(a)(3) Exhibits for Panhandle are listed after Item (c) below and are incorporated by reference herein.

(b)        Reports on Form 8-K for Panhandle

    During the fourth quarter of 2002, Panhandle filed a Current Report on December 23, 2002 covering matters reported pursuant to ITEM 5. OTHER EVENTS.


(c) Exhibits, including those incorporated by reference (see also Exhibit volume).

                               PANHANDLE EXHIBITS

                              Previously Filed
                         --------------------------
                         With File       As Exhibit
Exhibits                  Number           Number             Description
--------                 ---------       ----------           -----------
  (3)(a)                  1-2921          3.01          --    Restated Certificate of Incorporation of Panhandle. (1993 Form 10-K)

  (3)(b)                  1-2921          (3)(f)        --    By-Laws of Panhandle. (1999 Form 10-K)

  (4)(a)                  1-2921          (4)(a)        --    Indenture dated as of March 29, 1999, among CMS Panhandle
                                                              Holding Company, Panhandle Eastern Pipe Line Company and NBD Bank, as
                                                              Trustee. (1st Qtr. 1999 10-Q)

                          1-2921          (4)(b)        --    1st Supplemental Indenture dated as of March 29, 1999, among
                                                              CMS Panhandle Holding Company, Panhandle Eastern Pipe Line Company and
                                                              NBD Bank, as Trustee, including a form of Guarantee by Panhandle
                                                              Eastern Pipe Line Company of the obligations of CMS Panhandle Holding
                                                              Company. (1st Qtr. 1999 Form 10-Q)

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

  (4)(b)                33-58552          (4)           --    Indenture, dated as of February 1, 1993, between Panhandle and Morgan Guaranty Trust Company of New York. (Form S-3
                                                              filed February 19, 1993)

 (10)(c)                  1-9513          (10)(h)       --    Supplemental Executive Retirement Plan for Employees of CMS
                                                              Energy/Consumers Energy Company effective January 1, 1982, as amended December 3, 1999. (1999 Form 10-K)

 (10)(a)                  1-8157          10.41         --    Contract for Firm Transportation of Natural Gas between
                                                              Consumers Power Company and Trunkline Gas Company, dated
                                                              November 1, 1989, and Amendment, dated November 1, 1989.
                                                              (1989 Form 10-K of PanEnergy Corp.)

 (10)(b)                  1-8157          10.41         --    Contract for Firm Transportation of Natural Gas between
                                                              Consumers Power Company and Trunkline Gas Company, dated
                                                              November 1, 1989. (1991 Form 10-K of PanEnergy Corp.)

 (10)(c)                  1-2921          10.03         --    Contract for Firm Transportation of Natural Gas between
                                                              Consumers Power Company and Trunkline Gas Company, dated
                                                              September 1, 1993. (1993 Form 10-K)

 (16)                     1-2921          16.1          --    Letter from Arthur Andersen LLP to the Securities and Exchange
                                                              Commission, dated April 29, 2002, regarding change in certifying accountant's (Form 8-K filed April 29, 2002)

 (99)                                                   --    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March 2003.

                                       PANHANDLE EASTERN PIPE LINE COMPANY


                                       By: /s/ William J. Haener
                                           -------------------------------------
                                               William J. Haener
                                               Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Panhandle Eastern Pipe Line Company and in the capacities and on the 24th day of March, 2003.

              Signature                                              Title
              ---------                                              -----
(i)   Principal executive officer:

      /s/ Christopher A. Helms                        President and Chief Executive Officer
      ---------------------------------
          Christopher A. Helms

(ii)  Principal financial officer:

      /s/ Thomas J. Webb                                   Executive Vice President and
      ---------------------------------                      Chief Financial Officer
          Thomas J. Webb

(iii) Principal accounting officer:

      /s/ Gary W. Lefelar                                  Vice President and Controller
      ---------------------------------
          Gary W. Lefelar

(iv)  A majority of the Directors including
      those named above:


      /s/ Preston D. Hopper                                          Director
      ---------------------------------
          Preston D. Hopper

      /s/ Kenneth Whipple                                            Director
      ---------------------------------
          Kenneth Whipple

                                 CERTIFICATIONS

I, Christopher A. Helms, certify that:

     1. I have reviewed the annual report on Form 10-K of Panhandle Eastern Pipe Line Company;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 24, 2003                             By   /s/ Christopher A. Helms
                                                      --------------------------
                                                      Christopher A. Helms
                                                      President and
                                                      Chief Executive Officer

I, Thomas J. Webb, certify that:

     1. I have reviewed the annual report on Form 10-K of Panhandle Eastern Pipe Line Company;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               d) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               e) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               f) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               c. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               d. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003                           By   /s/ Thomas J. Webb
                                                    --------------------------
                                                    Thomas J. Webb
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                 EXHIBITS INDEX


Exhibit
Number                  Description
------                  -----------
(99)                    Certification pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.