Form 10-Q
period 2003-06-30
PANHANDLE EASTERN PIPE LINE CO
filed 2003-08-12
CIK 76063

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ______ to  ______


Commission                     Registrant; State of Incorporation;                IRS Employer
File Number                      Address; and Telephone Number                  Identification No.
-----------                      -----------------------------                  ------------------
   1-2921                   PANHANDLE EASTERN PIPE LINE COMPANY, LLC               44-0382470
                             (A Delaware Limited Liability Company)
               5444 Westheimer Road, P.O. Box 4967, Houston, Texas 77210-4967
                                        (713)989-7000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

================================================================================

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
Glossary...................................................................................................... 3

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements
     Consolidated Statements of Operations.....................................................................5
     Consolidated Statements of Cash Flows.....................................................................6
     Consolidated Balance Sheets...............................................................................7
     Consolidated Statements of Owner's Equity and Comprehensive Income........................................9
     Condensed Notes to Consolidated Financial Statements.....................................................10
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation.................26
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................................41
Item 4.  Controls and Procedures..............................................................................41

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings....................................................................................41
Item 6.  Exhibits and Reports of Form 8-K.....................................................................41
SIGNATURES....................................................................................................42
CERTIFICATIONS................................................................................................45

                                    GLOSSARY


         Certain terms used in the text and financial statements are defined below.

APB....................................... Accounting Principles Board
APB Opinion No. 30........................ APB Opinion No. 30, "Reporting
                                           Results of Operations - Reporting the
                                           Effects of Disposal of a Segment of a
                                           Business"
bcf....................................... Billion cubic feet
BG LNG Services........................... BG LNG Services, Inc., a subsidiary of BG Group of the United Kingdom
Centennial................................ Centennial Pipeline, LLC
Clean Air Act............................. Federal Clean Air Act, as amended
CMS....................................... CMS Energy and its subsidiaries
CMS Capital............................... CMS Capital Corp., a subsidiary of
                                           CMS Energy
CMS Energy................................ CMS Energy Corporation, indirect parent of Panhandle Eastern Pipe Line
                                           Company prior to June 11, 2003
CMS Energy Common Stock................... Common stock of CMS Energy, par value
                                           $.01 per share
CMS Enterprises........................... CMS Enterprises Company, a subsidiary of CMS Energy
CMS Gas Transmission...................... CMS Gas Transmission Company, direct parent of Panhandle Eastern Pipe Line
                                           Company prior to June 11, 2003
CMS MST................................... CMS Marketing, Services and Trading
                                           Company, a subsidiary of CMS
                                           Enterprises
Consumers................................. Consumers Energy Company, a
                                           subsidiary of CMS Energy
Duke Energy............................... Duke Energy Corporation, a
                                           non-affiliated company
EPA....................................... U. S. Environmental Protection Agency
FASB...................................... Financial Accounting Standards Board
FASB Interpretation No. 45................ FASB Interpretation No. 45,
                                           "Guarantor's Accounting and
                                           Disclosure Requirement for
                                           Guarantees, Including Indirect
                                           Guarantees of Indebtedness of Others"
FASB Interpretation No. 46................ FASB Interpretation No. 46,
                                           "Consolidation of Variable Interest
                                           Entities"
FERC...................................... Federal Energy Regulatory Commission
Guardian ................................. Guardian Pipeline, L.L.C.
INGAA .................................... Interstate Natural Gas Association of
                                           America
LNG....................................... Liquefied natural gas
LNG Holdings.............................. Trunkline LNG Holdings LLC, a
                                           directly and indirectly wholly-owned
                                           subsidiary of Panhandle Holdings, LLC
MACT...................................... Maximum Achievable Control Technology
MD&A...................................... Management's Discussion and Analysis
Missouri Gas Energy....................... Missouri Gas Energy, a division of
                                           Southern Union
Moody's .................................. Moody's Investors Service, Inc.
MPSC...................................... Missouri Public Service Commission
NOPR...................................... Notice of Proposed Rulemaking
OPEB...................................... Postretirement benefit plans other than pensions for retired employees
Panhandle................................. Panhandle Eastern Pipe Line Company,
                                           LLC, including all of its
                                           subsidiaries
Panhandle Eastern Pipe Line............... Panhandle Eastern Pipe Line Company,
                                           LLC, a wholly owned subsidiary of
                                           Southern Union Panhandle, LLC
                                           effective June 12, 2003
PCB....................................... Polychlorinated biphenyl
PP&E...................................... Property, plant and equipment

Sea Robin................................. Sea Robin Pipeline Company, a
                                           Louisiana joint venture, which is an
                                           indirect wholly-owned subsidiary of
                                           Panhandle
SEC....................................... U.S. Securities and Exchange
                                           Commission
SERP...................................... Supplemental Executive Retirement
                                           Plan
SFAS...................................... Statement of Financial Accounting
                                           Standards
SFAS No. 5................................ SFAS No. 5, "Accounting for
                                           Contingencies"
SFAS No. 34............................... SFAS No. 34, "Capitalization of
                                           Interest Cost"
SFAS No. 87............................... SFAS No. 87, "Employers' Accounting
                                           for Pensions"
SFAS No. 106.............................. SFAS No. 106, "Employers' Accounting
                                           for Postretirement Benefits Other
                                           than Pensions"
SFAS No. 121.............................. SFAS No. 121, "Accounting for the
                                           Impairment of Long-Lived Assets and
                                           for Long-Lived Assets to be Disposed
                                           of"
SFAS No. 123.............................. SFAS No. 123, "Accounting for
                                           Stock-Based Compensation"
SFAS No. 133.............................. SFAS No. 133, "Accounting for
                                           Derivative Instruments and Hedging
                                           Activities, as amended and
                                           interpreted"
SFAS No. 142.............................. SFAS No. 142, "Goodwill and Other
                                           Intangible Assets"
SFAS No. 143.............................. SFAS No. 143, "Accounting for Asset
                                           Retirement Obligations"
SFAS No. 145.............................. SFAS No. 145, "Rescission of FASB
                                           Statements No. 4, 44, and 64,
                                           Amendment of FASB Statement No. 13,
                                           and Technical Corrections"
SFAS No. 146.............................. SFAS No. 146, "Accounting for Costs
                                           Associated with Exit or Disposal
                                           Activities"
SFAS No. 148.............................. SFAS No. 148, "Accounting for
                                           Stock-Based Compensation"
SFAS No. 149.............................. SFAS No. 149, "Amendment of Statement
                                           133 on Derivative Instruments and
                                           Hedging Activities"
SFAS No. 150.............................. SFAS No. 150, "Accounting for Certain
                                           Financial Instruments with
                                           Characteristics of both Liabilities
                                           and Equity"
SIPS...................................... State Implementation Plans
Southwest Gas Storage..................... Pan Gas Storage, LLC, a wholly-owned subsidiary of Panhandle
Southern Union............................ Southern Union Company, the parent of
                                           Southern Union Panhandle
Southern Union Panhandle.................. Southern Union Panhandle Corp., LLC,
                                           a wholly owned subsidiary of Southern
                                           Union
Trunkline................................. Trunkline Gas Company, LLC, a
                                           wholly-owned subsidiary of Panhandle
Trunkline LNG............................. Trunkline LNG Company, LLC, a
                                           wholly-owned subsidiary of LNG
                                           Holdings

                   PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                  (IN MILLIONS)



                                            Post-acquisition |     Pre-acquisition       Post-acquisition |     Pre-acquisition
                                            ---------------- | -----------------------   ---------------- | ----------------------
                                                             |            Three Months                    |             Six Months
                                                June 12-     | April 1-      Ended            June 12-    |  Jan 1-        Ended
                                                June 30,     | June 11,     June 30,          June 30,    | June 11,      June 30,
                                                  2003       |   2003         2002              2003      |   2003         2002
                                                --------     | --------     --------          --------    | --------     --------
                                                             |                                            |
Operating Revenue                                            |                                            |
      Transportation and storage of                          |                                            |
        natural gas                             $     21     | $     81    $     90           $     21    | $    197    $    204
      LNG terminalling revenue                         3     |       13          16                  3    |       27          29
      Equity losses from unconsolidated                      |                                            |
        subsidiaries                                  --     |       --          (2)                --    |       --          (3)
      Other                                            1     |        3           2                  1    |       10           9
                                                --------     | --------    --------           --------    | --------    --------
           Total operating revenue                    25     |       97         106                 25    |      234         239
                                                --------     | --------    --------           --------    | --------    --------
                                                             |                                            |
Operating Expenses                                           |                                            |
      Operation, maintenance and general              10     |       38          51                 10    |       91         100
      Depreciation and amortization                    3     |        9          13                  3    |       23          26
      General taxes                                    2     |        5           5                  2    |       12          12
                                                --------     | --------    --------           --------    | --------    --------
           Total operating expenses                   15     |       52          69                 15    |      126         138
                                                --------     | --------    --------           --------    | --------    --------
                                                             |                                            |
                                                             |                                            |
Pretax Operating Income                               10     |       45          37                 10    |      108         101
                                                             |                                            |
Other Income, Net                                     --     |        2           3                 --    |        6           6
                                                             |                                            |
Interest Expense                                             |                                            |
      Interest on long-term debt                       2     |       15          18                  2    |       33          38
      Other interest                                  --     |        1           1                 --    |        3          (1)
                                                --------     | --------    --------           --------    | --------    --------
           Total interest expense                      2     |       16          19                  2    |       36          37
                                                             |                                            |
Minority Interest                                     --     |       --           1                 --    |       --           2
                                                             |                                            |
Income Before Income Taxes                             8     |       31          20                  8    |       78          68
                                                             |                                            |
Income Taxes                                           3     |       12           8                  3    |       30          27
                                                --------     | --------    --------           --------    | --------    --------
                                                             |                                            |
Income Before Cumulative Effect of                           |                                            |
   Change in Accounting Principle                      5     |       19          12                  5    |       48          41
                                                             |                                            |
Cumulative Effect of Change in                               |                                            |
  Accounting Principle,                                      |                                            |
      Net of Tax:                                            |                                            |
           Goodwill, FAS 142                          --     |       --          --                 --    |       --        (369)
           Asset Retirement Obligations,                     |                                            |
              FAS 143                                 --     |       --          --                 --    |        2          --
                                                --------     | --------    --------           --------    | --------    --------
                                                             |                                            |
Consolidated Net Income (Loss)                  $      5     | $     19    $     12           $      5    | $     50    $   (328)
                                                ========     | ========    ========           ========    | ========    ========

   The accompanying condensed notes are an integral part of these statements.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)



                                                                            Post-acquisition  |        Pre-acquisition
                                                                            ----------------  |        ---------------
                                                                                June 12-      |     Jan 1-        Six Months
                                                                                June 30,      |    June 11,      Ended June 30,
                                                                                  2003        |      2003             2002
                                                                              ------------    |  ------------     ------------
                                                                                              |
CASH FLOWS FROM OPERATING ACTIVITIES                                                          |
      Net income (loss)                                                       $          5    |  $         50     $       (328)
      Adjustments to reconcile net income (loss) to net cash provided                         |
           by operating activities:                                                           |
         Depreciation and amortization                                                   3    |            23               25
         Cumulative effect of change in accounting principle                          --      |            (2)             369
         Deferred income taxes                                                           3    |            30               32
         Changes in current assets and liabilities                                      15    |            10               (4)
         Other, net                                                                   --      |          --                 (1)
                                                                              ------------    |  ------------     ------------
           Net cash provided by operating activities                                    26    |           111               93
                                                                              ------------    |  ------------     ------------
                                                                                              |
CASH FLOWS FROM INVESTING ACTIVITIES                                                          |
      Capital and investment expenditures                                               (4)   |           (30)             (41)
      Purchase of system gas                                                          --      |            (3)            --
      Sale of Centennial                                                              --      |            40             --
      Retirements and other                                                             (1)   |          --                 (2)
                                                                              ------------    |  ------------     ------------
           Net cash provided by (used in) investing activities                          (5)   |             7              (43)
                                                                              ------------    |  ------------     ------------
                                                                                              |
CASH FLOWS FROM FINANCING ACTIVITIES                                                          |
      Contribution from LNG Holdings' Minority Interest                               --      |          --                  1
      Net (increase)/decrease in current Note receivable - CMS Capital                --      |           (62)             133
      Debt issuance                                                                   --      |            10             --
      Debt retirements                                                                --      |           (46)            (132)
      Debt issuance costs                                                             --      |          --                 (3)
      Gain on interest rate swap                                                      --      |          --                  3
      Return of capital                                                               --      |           (40)            --
      Dividend                                                                        --      |          --                (28)
                                                                              ------------    |  ------------     ------------
           Net cash used in financing activities                                      --      |          (138)             (26)
                                                                              ------------    |  ------------     ------------
                                                                                              |
      Net Increase (Decrease) in Cash and Temporary Cash Investments                    21    |           (20)              24
                                                                                              |
      CASH AND TEMPORARY CASH INVESTMENTS,                                                    |
           BEGINNING OF PERIOD                                                          61    |            81                3
      CASH AND TEMPORARY CASH INVESTMENTS,                                                    |
                                                                              ------------    |  ------------     ------------
           END OF PERIOD                                                      $         82    |  $         61     $         27
                                                                              ============    |  ============     ============
                                                                                              |
                                                                                              |
OTHER CASH FLOW ACTIVITIES WERE:                                                              |
      Interest paid (net of amounts capitalized)                              $       --      |  $         38     $         43
      Income taxes paid (net of refunds)                                              --      |          --                  2
OTHER NONCASH INVESTING AND FINANCING ACTIVITIES WERE:                                        |
      Return of capital - Guardian equity investment                          $       --      |  $        (28)    $         --
      Property contributions received                                                 --      |            15               --

   The accompanying condensed notes are an integral part of these statements.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                         Post-acquisition  |
                                                                         ----------------  |  Pre-acquisition
                                                                           (Unaudited)     |  ---------------
                                                                             June 30,      |   December 31,
                                                                               2003        |       2002
                                                                            ----------     |   ------------
                                                                                           |
ASSETS                                                                                     |
                                                                                           |
PROPERTY, PLANT AND EQUIPMENT                                                              |
      Cost                                                                  $    1,878     |    $    1,765
      Less accumulated depreciation and amortization                                 3     |           188
                                                                            ----------     |    ----------
          Sub-total                                                              1,875     |         1,577
      Construction work-in-progress                                                 60     |            44
                                                                            ----------     |    ----------
          Net property, plant and equipment                                      1,935     |         1,621
                                                                            ----------     |    ----------
                                                                                           |
INVESTMENTS IN AFFILIATES                                                            4     |            68
                                                                            ----------     |    ----------
                                                                                           |
CURRENT ASSETS                                                                             |
      Cash and temporary cash investments at cost, which approximates market        82     |            81
      Restricted cash                                                             --       |            64
      Accounts receivable, less allowances of $4 and $8 as of June 30, 2003                |
          and December 31, 2002, respectively                                       45     |            50
      Accounts receivable - related parties                                       --       |             9
      Gas imbalances - receivable                                                   35     |            18
      System gas and operating supplies                                             47     |            41
      Deferred income taxes                                                       --       |            13
      Note receivable - related party                                             --       |            60
      Other                                                                         10     |             6
                                                                            ----------     |    ----------
          Total current assets                                                     219     |           342
                                                                            ----------     |    ----------
                                                                                           |
      Goodwill, net                                                               --       |           113
      Debt issuance cost                                                          --       |            17
      Deferred income taxes                                                       --       |            40
      Non-current system gas                                                        23     |            15
      Other                                                                          7     |            16
                                                                            ----------     |    ----------
                                                                                           |
      TOTAL ASSETS                                                          $    2,188     |    $    2,232
                                                                            ==========     |    ==========


   The accompanying condensed notes are an integral part of these statements.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                                  Post-acquisition   |
                                                                                  -----------------  |   Pre-acquisition
                                                                                     (Unaudited)     |   ---------------
                                                                                       June 30,      |    December 31,
                                                                                         2003        |        2002
                                                                                     ------------    |    -------------
                                                                                                     |
OWNER'S EQUITY AND LIABILITIES                                                                       |
                                                                                                     |
CAPITALIZATION                                                                                       |
      Owner's equity                                                                                 |
        Common stock, no par, 1,000 shares authorized, issued and outstanding        $        --     |     $          1
        Accumulated other comprehensive (loss) income                                           1    |              (39)
        Other paid-in capital                                                                 659    |            1,281
        Retained earnings/(deficit)                                                             5    |             (341)
        Note receivable - CMS Capital                                                         --     |             (150)
        Tax sharing receivable - Southern Union                                               (85)   |              --
                                                                                     ------------    |     ------------
          Total owner's equity                                                                580    |              752
      Long-term debt                                                                          915    |            1,150
                                                                                     ------------    |     ------------
          Total capitalization                                                              1,495    |            1,902
                                                                                     ------------    |     ------------
                                                                                                     |
CURRENT LIABILITIES                                                                                  |
      Accounts payable                                                                         15    |                9
      Accounts payable - related parties                                                        3    |                8
      Current portion of long-term debt                                                       304    |               12
      Note payable                                                                           --      |               30
      Gas imbalances - payable                                                                 65    |               41
      Accrued taxes                                                                             1    |               11
      Accrued interest                                                                         23    |               25
      Accrued liabilities                                                                      24    |               21
      Other                                                                                    32    |               38
                                                                                     ------------    |     ------------
          Total current liabilities                                                           467    |              195
                                                                                     ------------    |     ------------
                                                                                                     |
      Deferred income taxes                                                                    89    |             --
      Post-retirement benefits                                                                 33    |               53
      Other                                                                                   104    |               82
                                                                                     ------------    |     ------------
                                                                                                     |
      TOTAL OWNER'S EQUITY AND LIABILITIES                                           $      2,188    |     $      2,232
                                                                                     ============    |     ============



   The accompanying condensed notes are an integral part of these statements.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
       CONSOLIDATED STATEMENT OF OWNER'S EQUITY AND COMPREHENSIVE INCOME
                                 (IN MILLIONS)

                                                  Accumulated                                  Note       Tax Sharing
                                                    Other                       Retained    Receivable-   Receivable
                                       Common    Comprehensive   Other Paid-in   Earnings      CMS         Southern
                                       Stock        Income          Capital     (Deficit)     Capital       Union         Total
                                     ----------  -------------   -------------  ---------   -----------   -----------  -----------

Balance at January 1, 2003
  (Pre-acquisition)                          1    $      (39)     $    1,281   $     (341)  $     (150)   $            $      752

    Net earnings                           --            --              --            50          --                          50
    Unrealized loss related to
      interest rate swaps                  --             (4)            --           --           --                          (4)

    Return of capital - Centennial         --            --             (40)                       --                         (40)
    Return of capital - Guardian
      equity investment                    --            --             (28)                       --                         (28)
    Capital contribution from CMS
      Gas Transmission                     --            --              15                        --                          15
                                     ----------   ----------      ----------   ----------   ----------    ---------    ----------

Balance at June 11, 2003
  (Acquisition date)                         1          (43)          1,228         (291)        (150)                        745

    Acquisition adjustments to
      eliminate original balances           (1)          43          (1,228)         291          150                        (745)
    Pushdown of purchase price
      and related costs                    --            --              659          --          --                          659
    Tax sharing receivable -
      Southern Union                       --            --                           --          --             (85)         (85)
                                     ----------   ----------      ----------   ----------   ----------    ----------   ----------
        Subtotal                           --            --              659          --          --             (85)         574

    Net earnings                           --            --              --             5         --                            5
    Unrealized gain related to
      interest rate swaps                  --              1             --           --          --                            1
                                     ----------   ----------      ----------   ----------   ----------    ----------   ----------

Balance at June 30, 2003
  (Post-acquisition)                 $     --     $        1      $      659   $        5   $     --      $      (85)  $      580
                                     ==========   ==========      ==========   ==========   ==========    ==========   ==========



                                         Post-acquisition  |      Pre-acquisition
                                         ----------------  |      ---------------
                                             June 12-      |    Jan 1-     Six Months
                                             June 30,      |   June 11,       Ended
                                               2003        |     2003     June 30, 2002
                                            ----------     |  ----------  -------------
                                                           |
Other comprehensive income                                 |
  Interest Rate Swaps                                      |
    Unrealized gain (loss) related to                      |
      interest rate swaps, net of tax       $        1     |  $       (4)  $       (4)
                                                           |
Net income (loss)                                    5     |          50         (328)
                                            ----------     |  ----------   ----------
                                                           |
Total Comprehensive Income (Loss)           $        6     |  $       46   $     (332)
                                            ==========     |  ==========   ==========

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These interim financial statements are unaudited, but in management's opinion reflect all adjustments necessary (including both normal recurring as well as non-recurring) for a fair presentation of financial position, results of operations and cash flows for the periods presented and should be read in conjunction with the financial statements and notes thereto contained in Panhandle's Form 10-K for the year ended December 31, 2002. Due to the seasonal nature of Panhandle's operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

1. CORPORATE STRUCTURE

Panhandle is an indirect wholly-owned subsidiary of Southern Union since June 11, 2003 when Southern Union acquired Panhandle from CMS. Panhandle was incorporated in Delaware in 1929. Panhandle is primarily engaged in the interstate transportation and storage of natural gas, owns a LNG regasification plant and related facilities and is subject to the rules and regulations of the FERC. It conducts operations in the central, gulf coast, midwest, and southwest regions of the United States.

Southern Union acquired Panhandle from CMS for approximately $584 million in cash (subject to a final working capital adjustment) plus 3 million shares of Southern Union common stock valued at approximately $49 million based on market prices at closing, and in connection therewith incurred transaction costs estimated at $29 million. At the time of the acquisition, Panhandle had approximately $1.159 billion of debt outstanding that it retained. Southern Union financed the acquisition with most of the approximately $420 million in cash proceeds it received for the January 1, 2003 sale of its Texas operations, and some of the net proceeds from its June 2003 offerings of common stock. Southern Union structured the Panhandle acquisition and the sale of its Texas operations in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. Panhandle Eastern Pipe Line, and five of its subsidiaries, as well as the Southern Union subsidiary that became Panhandle's direct parent upon the acquisition, converted from Delaware corporations to Delaware limited liability companies in June 2003.

Under the terms of the Panhandle sale agreement, CMS Energy was entitled to retain Panhandle's ownership interests in the Centennial and Guardian pipeline projects, as well as certain of Panhandle's net deferred tax assets of $28 million, all tax liabilities of $17 million, net pension liabilities recorded of $43 million, other net postretirement liabilities recorded of $16 million and other net liabilities of $3 million. CMS also retained financial responsibility for all existing stock options. Panhandle disposed of its interest in Centennial and Guardian and the Guardian related cash collateral has been transferred to CMS. The Note Receivable from CMS Capital was eliminated in the sale as the purchase by Southern Union Panhandle from CMS included the offsetting Note Payable of CMS Capital and thus the note was eliminated in pushdown accounting. For further information, see Note 5, Related Party Transactions. On March 1, 2003, certain assets previously held by a CMS subsidiary with a net book value of $15 million were contributed to Panhandle by CMS and was included in the Southern Union purchase.

The acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted in the United States with Panhandle allocating the purchase price paid by Southern Union to Panhandle's net assets as of the acquisition date based on preliminary estimates. Accordingly, the post-acquisition financial statements reflect a new basis of accounting and pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable.

The following table summarizes the changes in owner's equity associated with the acquisition as of June 11, 2003 including details of the estimated fair value adjustment to the pre-acquisition carrying amounts of the net assets acquired. Panhandle is in the process of obtaining independent third-party appraisals of the assets acquired and liabilities assumed; thus, the allocation of the purchase price is preliminary and subject to change.

                                                                   IN MILLIONS

Owner's Equity, pre-acquisition                                          $745
Fair Value adjustments to pre-acquisition net assets:
 Current assets (excluding system gas)                        (1)
 System gas                                                   13
 Property, plant and equipment (excluding intangibles)       238
 Intangibles                                                  20
 Goodwill                                                   (113)
 Deferred debt costs                                         (14)
 Current liabilities                                         (30)
 Long-term debt                                              (65)
                                                           -----
  Net fair value adjustments                                               48
  Net liabilities retained by CMS                                          51
  Elimination of CMS Capital Note Receivable                             (185)
  Deferred tax liability                                                  (85)
                                                                        -----
    Owner's Equity, post-acquisition                                     $574
                                                                        =====

Estimated intangibles reflect $20 million of fair value assigned to customer relationships. The intangible is currently estimated to be amortizable over a period of five years.

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

USE OF ESTIMATES: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The principles of SFAS No. 5 guide the recording of contingent liabilities within the financial statements. Certain accounting principles require subjective and complex judgments used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgment, estimates or assumptions that are used. Such estimates and assumptions, include, but are not specifically limited to: depreciation and amortization, interest rates, discount rates, health care trend rates, inflation rates, future commodity prices, mark-to-market valuations, investment returns, volatility in the price of Southern Union and CMS Energy Common Stock, impact of new accounting standards, future costs associated with long-term contractual obligations, future compliance costs associated with environmental regulations, and continuing creditworthiness of counterparties. Although these estimates are based on management's knowledge of current expected future events, actual results could materially differ from those estimates.

SYSTEM GAS AND OPERATING SUPPLIES: System gas and operating supplies consists of gas held for operations and materials and supplies, carried at the lower of weighted average cost or market. The gas held for operations that is not expected to be consumed in operations in the next twelve months has been reflected in non-current assets. All system gas and materials and supplies purchased are recorded at the lower of cost or market, while net gas received from and owed back to customers is valued at market.

PROPERTY, PLANT AND EQUIPMENT: PP&E is stated at cost and includes intangible assets and related amortization. Panhandle capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. The cost of replacements and betterments that extend the useful life of PP&E is also capitalized. The cost of repairs and replacements of minor items of PP&E is charged to expense as incurred. Depreciation and amortization is generally computed using the straight-line method.

GAS IMBALANCES: Gas imbalances occur as a result of differences in volumes of gas received and delivered. Gas imbalance in-kind receivables and payables are valued at cost or market, based on whether net imbalances have reduced or increased system gas balances, respectively. Net imbalances which have reduced system gas are valued at the cost basis of the system gas, while net imbalances which have increased system gas and are owed back to customers are priced, along with the corresponding system gas, at market.

FUEL TRACKER: Liability accounts are maintained for net volumes of fuel gas owed to customers collectively. Trunkline records an asset whenever fuel is due from customers from prior underrecovery based on contractual and specific tariff provisions which support the treatment as an asset. Panhandle's other companies that are subject to fuel tracker provisions record an expense when fuel is under recovered. The pipelines' fuel reimbursement is in-kind and non-discountable.

RELATED PARTY TRANSACTIONS: Panhandle has a number of significant transactions with its former related parties. These transactions include revenues for the transportation of natural gas for Consumers, and other CMS affiliated entities, which are based on regulated prices, market prices or competitive bidding. Related party expenses include payments for services provided by affiliates and payment of overhead costs and management and royalty fees to CMS , as well as allocated benefit plan costs. Other income was primarily related to interest income from the Note receivable - CMS Capital (See Note 5, Related Party Transactions).

A portion of Panhandle's revenues for the transportation of natural gas include revenues from Missouri Gas Energy, a division of Southern Union that is a gas utility in Kansas City, Missouri and parts of western Missouri. Contracts for services were entered into before either the initial agreement between CMS Energy and Southern Union or closing of the Panhandle acquisition and were based on regulated prices, market prices and competitive bidding. Currently, Panhandle supplies less than ten percent of Missouri Gas Energy's total gas delivery requirements. Missouri Gas Energy's volumes on Panhandle Eastern Pipe Line represents less than one percent of the total volume of that pipeline's business.

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

GOODWILL: Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Panhandle's goodwill impairment test upon adoption of SFAS No. 142 in 2002 resulted in a $601 million pre-tax write-down ($369 million after-tax) under the new standard. The impact has been reflected retroactively to the first quarter of 2002 as a cumulative effect of a change in accounting for goodwill, pursuant to the requirements of SFAS No. 142.

On June 11, 2003, Southern Union completed its acquisition of Panhandle and its subsidiaries from CMS Energy. Based on the preliminary purchase price allocations, which rely on estimates and are subject to further assessment and adjustment pending the results of third party appraisals, the acquisition results in no recognition of goodwill.

ACCOUNTING FOR RETIREMENT BENEFITS: Panhandle follows SFAS No. 87 to account for pension costs and SFAS No. 106 to account for other postretirement benefit costs. For defined benefit plans, under certain circumstances, these statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses requires the expertise of actuaries and is subject to many assumptions, including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year.

Prior to the Panhandle acquisition by Southern Union, Panhandle employees participated in the CMS Pension Plan, a defined benefit retirement plan for employees of CMS Energy and its affiliates. Upon the consummation of the Panhandle acquisition in June 2003, the CMS Pension Plan assets and obligations associated with Panhandle employees, as well as obligations with respect to certain supplemental retirement benefits for management employees were retained by CMS Energy. In addition, upon the closing of the Panhandle acquisition, Panhandle employees became ineligible to accrue additional benefits under the CMS Pension Plan or other CMS plans. Following the Panhandle acquisition, Panhandle does not maintain or participate in a defined benefit retirement plan for its employees, but instead provides benefits to substantially all employees under a defined contribution 401(k) plan. Under the 401(k) plan, Panhandle provides a matching contribution of 50 percent of the employee's contribution to the 401(k) plan that does not exceed four percent of the employee's eligible pay. In addition, Panhandle makes additional contributions ranging from 4 to 6 percent of the employee's eligible pay, depending on the employee's age and years of service. Panhandle has generally retained the same active employee health insurance benefits that were offered prior to the acquisition by Southern Union.

In connection with the Panhandle acquisition by Southern Union, CMS Energy, or its affiliates, also retained liabilities with respect to the post-retirement employee benefits ("OPEB") for Panhandle retirees and employees who were eligible to retire with such benefits as of the closing of the Panhandle acquisition. CMS Energy, or its affiliates, also retained all of the assets relating to OPEB. Following the Panhandle acquisition, Panhandle provides certain post-retirement life and health benefits to eligible, active employees. The accumulated post-retirement benefit obligation with respect to such post-retirement health and life benefits immediately following the acquisition is estimated to be approximately $43 million. Panhandle agreed to provide, or supplement, post-retirement health benefits under the Panhandle plan for certain eligible employees who elect to receive retiree health benefits under the CMS Energy plan, if the most valuable of the options under the CMS Energy plan becomes less valuable than the most valuable option under the Panhandle plan. Currently, no benefits are expected to be provided under the Panhandle plan with respect to those eligible employees who elect to receive benefits as retirees under the CMS Energy plan, and no liability is currently recognized for such employees.

ACCOUNTING FOR DERIVATIVES: Panhandle utilizes interest-rate related derivative instruments to manage its exposure on its debt instruments and does not enter into derivative instruments for any purpose other than hedging purposes. All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, Panhandle designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

Interest rate swap agreements are used to reduce interest rate risks and to manage interest expense. By entering into these agreements, Panhandle generally converts floating-rate debt into fixed-rate debt, or may also convert fixed rate debt into floating. Interest differentials to be paid or received due to swap agreements are reflected as an adjustment to interest expense. These interest rate swaps are financial derivative instruments that qualify for hedge treatment. For derivatives treated as hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive income until the related hedge items impact earnings. Any ineffective portion of a cash flow hedge is reported in earnings immediately. For derivatives treated as a hedge of the fair value of a debt instrument, the effective portion of changes in fair value are recorded as an adjustment to the hedged debt. The ineffective portion of a fair value hedge is recognized in earnings. Upon termination of a fair value hedge of a debt instrument, the resulting gain or loss is amortized to income through the maturity date of the debt instrument. Current market pricing models were used to estimate fair values of interest rate swap agreements. In accordance with SFAS No. 133, an unrealized loss of $28 million pre-tax, $17 million after-tax, was recorded to other comprehensive loss through June 11, 2003. The negative fair value of interest rate swap agreements was $22 million pre-tax, $13 million net of tax, at December 31, 2002.

As of the acquisition date, the negative fair value of the swaps was recognized in purchase accounting and other comprehensive income was eliminated. Subsequent changes in value recorded as other comprehensive income includes a $1 million increase for the period from June 12, 2003 through June 30, 2003.

ACCOUNTING FOR GAINS AND LOSSES ON DEBT EXTINGUISHMENT: These statements have been revised to reflect the application of SFAS No. 145, which dictates that gains and losses on debt extinguished are no longer classified as extraordinary items. This provision is effective for transactions occurring and financial statements issued after May 15, 2002. Panhandle has adopted SFAS No. 145 and the implementation resulted in a reclassification of $1 million of amounts previously reflected as Extraordinary Gain related to debt retirements to Other Income, Net for the three and six months ended June 30, 2002.

ACCOUNTING FOR TAXES: For federal and certain state income tax purposes, after converting to LLCs, Panhandle and certain subsidiaries are not treated as a separate taxpayer. Instead, its income is taxable to Southern Union. Pursuant to a tax sharing agreement with Southern Union, which is subject to modification or amendment, Panhandle will pay its share of taxes based on its taxable income, which will generally equal the liability which would have been incurred as a seperate taxpayer. Panhandle will receive from Southern Union credit for differences in tax depreciation resulting from the like-kind exchange over the taxable life of the related assets.

Deferred income taxes have been provided for temporary differences. Temporary differences occur when events and transactions recognized for financial reporting result in taxable or non-taxable amounts in different periods.

NEW ACCOUNTING STANDARDS

In addition to the accounting policies discussed above, future results may be affected by a number of new accounting standards that have recently been issued, as discussed below.

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("ARO"), which is effective for fiscal years beginning after June 15, 2002. The standard requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Panhandle adopted the new rules on asset retirement obligations on January 1, 2003. Adoption of the new rule resulted in an increase in net property, plant and equipment of $10 million, recognition of an asset retirement obligation of $6 million, and a cumulative effect of adoption that increased net income and stockholder's equity by $2 million, net of tax; and there were no settlements during the 2003 periods presented. Accretion expense during 2003 through June 11, 2003 was approximately $0.3 million, and zero for the period June 12 through June 30, 2003. Accretion expense for the first two quarters of 2002 would have been approximately $0.2 million on a pro forma basis if the accounting pronouncement had been applied during such period.

The fair value of ARO liabilities has been calculated using an expected present value technique. This technique reflects assumptions, such as costs, inflation, and profit margin that third parties would consider in order to take on the settlement of the obligation. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in Panhandle's ARO fair value estimate since a reasonable estimate could not be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, such as assets with an indeterminate life, the liability will be recognized when a reasonable estimate of fair value can be made. Generally, mass property such as onshore transmission assets have an indeterminate life, retirement cash flows cannot be determined and there is a low probability of a retirement date. Therefore no liability has been recorded for these assets. The initial measurement of the ARO liability for some of Panhandle's offshore lateral lines is based largely on cost estimates from third parties.

The following table is a general description of the ARO and its associated long-lived assets.

JUNE 30, 2003                                                                                           IN MILLIONS
--------------------------------------------------------------------------------------------------------------------
                                          IN SERVICE
ARO DESCRIPTION                              DATE              LONG LIVED ASSETS                          AMOUNT
--------------------------------------------------------------------------------------------------------------------
Retire offshore lateral lines              Various      Panhandle offshore lateral lines                   $9.6

The following table is a reconciliation of the carrying amount of the ARO.

JUNE 30, 2003                                                                                             IN MILLIONS
----------------------------------------------------------------------------------------------------------------------
                                                              ARO LIABILITY
                     -------------------------------------------------------------------------------------------------
                                                            PRE-ACQUISITION  POST-ACQUISITION
                                                            ---------------  ----------------
                                                             JAN 1-JUN 11     JUN 12-JUN 30
                        PRO FORMA                                2003             2003          CASH FLOW
ARO DESCRIPTION           1/1/02  1/1/03  INCURRED  SETTLED             ACCRETION               REVISIONS     6/30/03
----------------------------------------------------------------------------------------------------------------------
Offshore laterals           $5.6    $6.0      $0.5    -          $0.3               -               -          $6.8
                     -------------------------------------------------------------------------------------------------
Total                       $5.6    $6.0      $0.5    -          $0.3               -               -          $6.8
                     =================================================================================================

Panhandle has reclassified $27 million of negative salvage previously included in accumulated depreciation to other non-current liabilities for amounts collected for asset retirement obligations on certain assets which are not recordable as SFAS No. 143 liabilities but represent other legal obligations.

SFAS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: Issued by the FASB on April 30, 2002, this Standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets the criteria set forth in APB Opinion No. 30. This provision is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have similar economic impacts to sale-leaseback transactions. This provision is effective for transactions occurring and financial statements issued after May 15, 2002. Panhandle has adopted SFAS No. 145 and the implementation resulted in a reclassification of $1 million of amounts previously reflected as Extraordinary Gain related to debt retirements to Other Income, Net for the three and six months ended June 30, 2002.

SFAS NO. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES:
Issued by the FASB in July 2002, this standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

SFAS No. 146 supersedes previous accounting guidance, EITF No. 94-3, "Liability recognition for Certain Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred In a Restructuring)." This standard is effective for exit or disposal activities initiated after December 31, 2002. The scope of SFAS No. 146 includes, (1) costs related to termination benefits of employees who are involuntarily terminated, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. Any future exit or disposal activities that Panhandle may engage in will be subject to the provisions of this statement.

SFAS NO. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND
DISCLOSURE: Issued by the FASB in December 2002, this standard provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of the statement are effective as of December 31, 2002 and interim disclosure provisions are effective for interim financial reports starting in 2003. Panhandle has adopted the fair value based method of accounting for stock-based employee compensation effective December 31, 2002, the amounts of which were immaterial during the fourth quarter of 2002, applying the prospective method of adoption which requires recognition of all employee awards granted, modified, or settled after the beginning of the year in which the recognition provisions are first applied. Panhandle has adopted SFAS No. 148 for new awards granted since January 1, 2002, which resulted in no expense recorded during the 2003 periods presented. CMS retained financial responsibility for all stock options issued prior to June 11, 2003, and no options have been subsequently granted.

SFAS NO. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING
ACTIVITIES: In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The standard (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Panhandle is still studying the effects of SFAS No. 149, but does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial position or results of operations.

SFAS NO. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The standard establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The standard further defines and requires that certain instruments within the scope of SFAS No. 150 be classified as liabilities on the financial statements. Panhandle is currently studying the effects of SFAS No. 150 but does not expect adoption to have a material impact on its consolidated financial position or results of operations.

FASB INTERPRETATION NO. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENT FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS: Issued by the FASB in November 2002, the interpretation expands on existing disclosure requirements for most guarantees, and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The interpretation is effective for guarantees issued or modified on and after January 1, 2003. For contracts that are within the initial recognition and measurement provision of this interpretation, the provisions are to be applied to guarantees issued or modified after December 31, 2002. Implementation of the standard had no material impact on Panhandle's consolidated financial position or results of operations during the 2003 periods presented.

FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES: Issued by the FASB in January 2003, the interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. For Panhandle, the consolidation requirements apply to pre-existing entities beginning July 1, 2003. Certain of the disclosure requirements apply to all financial statements initially issued after January 31, 2003. Panhandle will be required to consolidate any entities that meet the requirements of the interpretation. Panhandle has adopted the interpretation effective January 1, 2003 and the implementation had no impact on the financial statements presented.

3. REGULATORY MATTERS

In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle Eastern Pipe Line. FERC ordered these pipelines to refund these amounts to their customers. In June 2001, Panhandle Eastern Pipe Line filed with the FERC a proposed settlement, which was supported by most of the customers and affected producers. In October 2001, the FERC approved that settlement. The settlement provided for a resolution of the Kansas ad-valorem tax matter on the Panhandle Eastern Pipe Line system for a majority of refund amounts. Certain producers and the state of Missouri elected to not participate in the settlement. A FERC hearing to resolve all outstanding issues has been scheduled for October 16, 2003. At March 31, 2003 and December 31, 2002, accounts receivable included $8 million for tax collections due from natural gas producers. At June 30, 2003 and December 31, 2002, other current liabilities included $12 million for tax collections due to customers. On January 2, 2003, the Commission issued an order indicating its intention to cease collection efforts for approximately $5 million of the amounts due from affected producers. Remaining amounts collected but not refunded are subject to refund pending resolution of issues remaining in the FERC docket and Kansas intrastate proceeding.

In July 2001, Panhandle Eastern Pipe Line filed a settlement with customers on FERC Order 637 matters to resolve issues including capacity release and imbalance penalties, among others. On October 12, 2001 and December 19, 2001, FERC issued orders approving the settlement, with modifications. The settlement changes became final effective February 1, 2002, and Panhandle recognized approximately $3 million of income, after-tax, including interest.

In December 2001, Trunkline LNG filed with the FERC a certificate application to expand the Lake Charles facility to approximately 1.2 billion cubic feet per day of sendout capacity versus the current capacity of 630 million cubic feet per day. BG LNG Services has contract rights for the 570 million cubic feet per day of additional capacity. In December 2002, the FERC issued an order approving the LNG terminal expansion. In March 2003, Trunkline LNG received FERC authorization to commence construction. On April 17, 2003, Trunkline LNG filed to amend the authority granted for its LNG expansion with certain facility modifications. The filing included modifications which will not affect the authorized additional storage capacity and daily sendout capability and confirms the revised in-service date of January 1, 2006.

In February 2002, Trunkline Gas filed a settlement with customers on Order 637 matters to resolve issues including capacity release and imbalance penalties, among others. On July 5, 2002, FERC issued an order approving the settlement, with modifications. On October 18, 2002, Trunkline Gas filed tariff sheets with the FERC to implement Order 637 changes effective November 1, 2002. On February 12, 2003, FERC issued an order approving the settlement, which became effective November 1, 2002.

4. GOODWILL

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Panhandle adopted the provisions of SFAS No. 142 as of January 1, 2002. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment annually in accordance with the provisions of SFAS No. 142. SFAS No. 142's transitional goodwill impairment evaluation required Panhandle to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. Panhandle's goodwill, which resulted from its acquisition by CMS Energy in March 1999, was tested for impairment as of January 1, 2002, based on valuations by independent appraisers. As defined in SFAS No. 142, Panhandle was considered a single reporting unit. The fair value of the reporting unit was determined using a combination of the income approach based on discounted cash flows and a market approach using public guideline companies and market transactions. The goodwill impairment amount was determined by comparing the fair value of goodwill to book value. The goodwill impairment test resulted in a $601 million pre-tax write-down ($369 million after-tax) and was recorded retroactive to the first quarter of 2002 as the cumulative effect of a change in accounting for goodwill, pursuant to the requirements of SFAS No. 142.

On June 11, 2003, Southern Union completed its acquisition of Panhandle from CMS. Based on the preliminary purchase price allocations, which rely on estimates and are subject to change based on the final independent appraisal, the acquisition results in no recognition of goodwill as of the acquisition date. The final appraisal may result in some of the purchase price being allocated to goodwill.

5. RELATED PARTY TRANSACTIONS

                                                                     PRE-                                       PRE-
                                                                 ACQUISITION                                ACQUISITION
                                        POST-         PRE-       -----------      POST-          PRE-       -----------
                                     ACQUISITION   ACQUISITION      THREE      ACQUISITION    ACQUISITION       SIX
                                     -----------   -----------      MONTHS     -----------    -----------      MONTHS
                                      JUNE 12 -      APRIL 1 -       ENDED       JUNE 12 -     JANUARY 1-       ENDED
                                      JUNE 30,       JUNE 11,      JUNE 30,      JUNE 30,       JUNE 11,      JUNE 30,
                                        2003          2003           2002         2003           2003           2002
                                     -----------   -----------   -----------   -----------    -----------   -----------
                                                                 IN MILLIONS
Transportation and storage
  of natural gas                        $ --          $ 13          $ 15          $ --          $ 28           $ 28
LNG Terminalling Revenue                  --            --             1            --            --              1
Other operating revenues                  --            --            (1)           --            --             (2)
Operation and maintenance
  Management & royalty fees               --            --             4            --            --              8
  Other Expenses (a)                       1             5             4             1            11             16
Interest income                           --             3             2            --             6              4

(a) Includes allocated benefit plan costs

Panhandle has a number of significant transactions with former related parties. Revenue transactions, primarily for the transportation of natural gas for Consumers and other CMS affiliates which were related parties until June 11, 2003, are based on regulated prices, market prices or competitive bidding. Panhandle will continue transporting gas for these former related parties under the contracts currently in effect, and thereafter if contracts are renewed. Panhandle has transportation revenues with Missouri Gas Energy, a Southern Union division which accounts for approximately 1 percent of annual consolidated revenues.

Prior to June 12, 2003, related party expenses include payments for services provided by former affiliates, as well as allocated CMS benefit plan costs. Panhandle, through CMS, provided retirement benefits under a number of different plans, including certain health care and life insurance under OPEB, benefits to certain management employees under SERP, and benefits to substantially all its employees under a trusteed, non-contributory, deferred benefit pension plan and a defined contribution 401(k) plan. Following the June 11, 2003 acquisition by Southern Union, Panhandle instituted certain retiree health care and life insurance benefits under OPEB and added certain benefits to substantially all of its employees under a defined contribution 401(k) plan. Effective January 1, 2003, and until the sale of Panhandle on June 11, 2003, CMS Energy ceased charging Panhandle management and royalty fees. Subsequent to June 11, 2003, related party expenses primarily include payments for services provided by Southern Union.

Other operating revenue for the three and six month periods ended June 30, 2002 includes equity losses primarily related to Centennial. On February 10, 2003, Panhandle sold its one-third interest in Centennial for $40 million to Centennial's two unaffiliated other partners. There was no income or loss related to Centennial in the first quarter of 2003. In March 2003, $40 million of cash from the sale of Centennial was distributed to CMS as a return of capital.

Interest income includes $3 million and $2 million for the period April 1 through June 11, 2003 and the three months ended June 30, 2002, respectively, and $6 million and $4 million for the period January 1 through June 11, 2003 and the six months ended June 30, 2002, respectively, related to interest on the Note receivable from CMS Capital. The Note receivable from CMS Capital of $185 million as of the acquisition date ($60 million at December 31, 2002) has since been eliminated under pushdown accounting effective June 12, 2003, following the acquisition of Panhandle by Southern Union Panhandle (See Note 1, Corporate Structure). The $150 million portion of the note classified as a reduction to equity as of the acquisition date was also eliminated.

Net cash generated by Panhandle in excess of operating, investing or financing needs was previously loaned to CMS Capital and is reflected as Note receivable-CMS Capital on the Consolidated Balance Sheet at December 31, 2002. Panhandle was credited with interest on the note at the 30-day commercial paper rate plus 125 basis points through July 2002. In August of 2002, the interest rate was increased to a one-month Libor plus 300 basis points.

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:

                                                                          POST-ACQUISITION      PRE-ACQUISITION
                                                                              JUNE 30,            DECEMBER 31,
                                                                                2003                 2002
                                                                          ----------------      ---------------
                                                                            IN MILLIONS
Note receivable - CMS Capital                                                 $    --              $    60

Accounts Receivable                                                                --                    5

Accounts receivable - tax                                                          --                    4

Accounts payable                                                                    3                    8

Owners equity - Note receivable - CMS Capital                                      --                 (150)

Owners equity - Tax Sharing Receivable - Southern Union                           (85)                  --

The Panhandle acquisition by Southern Union was treated as an asset acquisition for tax purposes, which eliminated Panhandle's deferred tax assets and liabilities and gave rise to a new tax basis in Panhandle's assets equal to their purchase price. The book assets were recorded at fair value and the tax assets were recorded at the tax basis of the Southern Union assets that were exchanged (part of the assets that were acquired were treated as a like-kind exchange for tax purposes). The resulting transaction generated approximately $85 million in a deferred tax liability at the acquisition date and a corresponding receivable from Southern Union reflected as a reduction to owner's equity on Panhandle's consolidated balance sheet.

At December 31, 2002, Panhandle had an intercompany tax receivable of $4 million representing an estimated amount to be received from CMS Energy for federal income taxes. The $4 million tax receivable balance was eliminated with the sale of Panhandle to Southern Union.

On March 10, 2003, Panhandle's ownership interest in Guardian was transferred to CMS as a return of capital at the book value of $28 million and Panhandle was released from its guarantee obligations associated with the Guardian non-recourse guaranty by the note holders (see Note 8, Commitments and Contingencies). As a result, the $63 million in special deposits which collateralized the guaranty and had been reflected as restricted cash in Panhandle's financial statements were advanced to CMS Capital as part of the demand Note Receivable from CMS Capital and were then made available to CMS Gas Transmission.

On March 1, 2003, certain assets held by a CMS affiliate with a net book value of $15 million were contributed to Panhandle by CMS and so were included in Southern Union's acquisition of Panhandle.

6.  DEBT RATING

In June and July of 2002, the major debt ratings services lowered their ratings on Panhandle's senior unsecured debt from BBB to BB based on concerns surrounding the liquidity and debt levels of CMS Energy, Panhandle's former parent. Following Panhandle's acquisition by Southern Union, Fitch Ratings, Inc. and Standard & Poors restored their ratings to BBB, and Moody's raised its rating on Panhandle to Baa3.

7. DEBT AND LIQUIDITY MATTERS

In accordance with the purchase method of accounting and accounting principles generally accepted in the United States, the liabilities retained by Panhandle when it was acquired by Southern Union were recorded at their fair values on Panhandle's balance sheet as of June 11, 2003 based on preliminary estimates and are subject to further assessment and adjustment pending the results of independent third party appraisals of the assets and liabilities included. The preliminary valuation resulted in debt premiums being recorded of $63 million in excess of the principal amount of the debt due to lower current market interest rates for comparable debt. These premiums will be amortized over the remaining life of the respective debt issues.

In June 2003, Panhandle retired approximately $33 million of remaining balance of the $30 million and $10 million of short-term loans which were obtained in December 2002 and January 2003, respectively.

Panhandle has $1.219 billion of debt recorded at June 30, 2003, of which $304 million is current. $882 million of the debt principal is at fixed rates ranging from 6.125 percent to 8.25 percent, with $275 million of variable rate bank loans secured by the Trunkline LNG facilities.

Historically, Panhandle's capital requirements have generally been satisfied through operating cash flow, except that Panhandle relies on access to capital markets for refinancing maturing debt and extraordinary capital expenditures. Capital expenditures and investments, excluding interest costs capitalized, are estimated to be $78 million for the remainder of 2003, $129 million in 2004, and $108 million in 2005. These amounts include expenditures associated with the LNG terminal expansion which was filed with FERC on December 26, 2001, as amended April 17, 2003. The expansion expenditures are estimated to be $ 28 million for the remainder of 2003, $65 million in 2004 and $29 million in 2005. These estimates have been developed for budget planning purposes and are subject to revision. Capital expenditures are funded using cash from operations.

Panhandle is also exploring credit efficient financing options. Panhandle intends to obtain a working capital line of credit as another source of liquidity to supplement existing cash balances and cash flow from operations. New borrowings from capital markets are expected to cover the refinance obligations of existing debt, of which $293 million of principal matures in March 2004 and an additional $100 million matures in August 2004. Based on our current level of operations, Management believes that cash flow from operations and available cash will be adequate to meet other liquidity needs for at least the next

12 months, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations. Future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors beyond our control.

At June 30, 2003, Panhandle had scheduled debt payments of $6 million, $404 million, $13 million, $14 million, $232 million and $489 million for the remainder of 2003 and for the years 2004 through 2007 and thereafter, respectively.

Based on the terms of an agreement between Southern Union and MPSC, Southern Union is prohibited from making loans or investing additional funds in Panhandle or providing guarantees of Panhandle obligations without prior approval of the MPSC.

In July 2003, Panhandle initiated conditional tender offers for certain outstanding indebtedness and has also conditionally called $135 million of certain redeemable debentures due 2023 and 2024. These retirements are planned to be funded with new indebtedness. These potential transactions are designed to reduce cash interest expense for Panhandle. Listed below are the principal amounts of notes tendered as of August 7, 2003 on the conditional offer, which has been extended to August 14, 2003.

DESCRIPTION OF THE NOTES                                APPROXIMATE PRINCIPAL AMOUNT DEPOSITED
------------------------                                --------------------------------------
6.125% Senior Notes Due 3/15/04                                       $144,395,000
7.875% Senior Notes Due 8/15/04                                         47,507,000
6.500% Senior Notes Due 7/15/09                                         78,074,000
8.250% Senior Notes Due 4/1/10, Series B                                18,350,000
7.000% Senior Notes Due 7/15/29                                         68,950,000

8. COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS: The Company has contractual obligations with regards to future payments of operating leases and natural gas storage service. The following table summarizes the Company's expected contractual obligations and commitments at June 30, 2003.

                                    REMAINDER
IN MILLIONS                            2003         2004      2005     2006      2007   THEREAFTER
                                    ---------       ----      ----     ----      ----   ----------
Operating leases (1)                   $  6         $ 12      $ 11     $ 10      $  3      $  4

Storage contracts (2)                     6           10         9        9         9        64
                                       ----         ----      ----     ----      ----      ----

Total                                  $ 12         $ 22      $ 20     $ 19      $ 12      $ 68
                                       ====         ====      ====     ====      ====      ====

1)  Lease of various assets utilized for operations
2)  Charges for third party storage capacity

CAPITAL EXPENDITURES: Panhandle estimates capital expenditures and investments, excluding interest costs capitalized, to be $78 million for the remainder of 2003, $129 million in 2004 and $108 million in 2005. These amounts include expenditures associated with the LNG terminal expansion which was filed with FERC on December 26, 2001, as amended April 17, 2003. The expansion expenditures are estimated to be $28 million for the remainder of 2003, $65 million in 2004 and $29 million in 2005. Capital expenditures are funded using existing cash balances and cash from operations. These estimates were developed for budgetary planning purposes and are subject to revision.

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

ENVIRONMENTAL MATTERS: Panhandle is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its systems and has undertaken cleanup programs at these sites. The contamination resulted from the past use of lubricants containing PCBs in compressed air systems and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle communicated with the EPA and appropriate state regulatory agencies on these matters. Under the terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy is obligated to complete the Panhandle cleanup programs at certain agreed-upon sites and to indemnify against certain future environmental litigation, and claims or assessments. Duke Energy's cleanup activities have been completed on all but one of the agreed-upon sites. Should additional information be requested regarding sites where compliance information has been submitted, Panhandle would be obligated to respond to these requests.

As part of the cleanup program resulting from contamination due to the use of lubricants containing PCBs in compressed air systems, Panhandle Eastern Pipe Line and Trunkline have identified PCB levels above acceptable levels inside the auxiliary buildings that house the air compressor equipment at thirty-two compressor station sites. Panhandle has developed and is implementing an EPA-approved process to remediate this PCB contamination in accordance with federal, state and local regulations. One site has been decontaminated per the EPA approved process as prescribed in the EPA regulations.

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

The Illinois EPA notified Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, of contamination at three former waste oil disposal sites in Illinois. Panhandle and 21 other non-affiliated parties conducted an initial investigation of one of the sites. Based on the information found during the initial investigation, Panhandle and the 21 other non-affiliated parties have decided to further delineate the extent of contamination by authorizing a Phase II investigation at this site. Once data from the Phase II investigation is evaluated, Panhandle and the 21 other non-affiliated parties will determine what additional actions will be taken. Panhandle Eastern Pipe Line's and Trunkline's estimated share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is approximately
17 percent.

Panhandle expects these cleanup programs to continue for several years and has estimated its share of remaining cleanup costs not indemnified by Duke Energy to range from $11 million to $18 million. Panhandle has accrued approximately $15 million of such costs, of which $2 million is included in Other Current Liabilities for the estimated current amounts and $13 million is included in Other Non-current Liabilities on the Consolidated Balance Sheet at June 30, 2003. At December 31, 2002, Panhandle had $4 million included in Other Current Liabilities and $18 million included in Other Non-current Liabilities.

Panhandle paid approximately $7 million during the second quarter of 2003 in connection with the May 13, 2003, execution of a cleanup liability assumption agreement with Duke Energy and a third party relating to a site in Liberial, Kansas. The agreement provides for the third party to assume all liability and responsibility for remediation of the site, excluding any potential third-party liabilities. In connection with the agreement, a $30 million insurance policy with a 10-year term was purchased to cover any such potential third-party liabilities. The Company had provided accruals related to this liability in prior periods.

AIR QUALITY CONTROL: In 1998, the EPA issued a final rule on regional ozone control that requires revised SIPS for 22 states, including five states in which Panhandle operates. This EPA ruling was challenged in court by various states, industry and other interests, including INGAA, an industry group to which Panhandle belongs. In March 2000, the court upheld most aspects of the EPA's rule, but agreed with INGAA's position and remanded to the EPA the sections of the rule that affected Panhandle. Based on EPA guidance to these states for development of SIPs, Panhandle expects future compliance costs to be approximately $17 million for capital improvements to be incurred from 2004 through 2007.

As a result of the 1990 Clean Air Act Amendments, the EPA must issue MACT rules controlling hazardous air pollutants from internal combustion engines and turbines. These rules are expected in late 2003 and mid-2004. Beginning in 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in nitrogen oxide emissions in an eight county area surrounding Houston. Trunkline's Cypress compressor station is affected and may require the installation of emission controls. In 2003, the new regulations will also require all "grandfathered" facilities to enter into the new source permit program which may require the installation of emission controls at five additional facilities. The company expects future capital costs for these programs to be approximately $21 million.

The Illinois Environmental Protection Agency issued a permit in February of 2002, requiring the installation of certain capital improvements at the Glenarm compressor station facility at a cost of approximately $3 million. Controls were installed on two engines in 2002 and Panhandle plans to install controls on two additional engines in 2003 in accordance with the 2002 permit.

ACCOUNTING FOR RETIREMENT BENEFITS: SFAS No. 87 describes how to account for pension costs and SFAS No. 106 describes how to account for other postretirement benefit costs. For defined benefit plans, under certain circumstances, these statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses requires the expertise of actuaries and is subject to many assumptions, including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year.

Until June 11, 2003, Panhandle, through its former parent company, participated in a non-contributory defined benefit retirement plan which covered most employees with a minimum of one year vesting service and provided additional retirement benefits under a number of different plans, including certain health care and life insurance under OPEB, benefits to certain management employees under SERP, and benefits to substantially all its employees under a defined benefit pension plan and a defined contribution 401(k) plan. No portion of the assets or liabilities related to the defined benefit retirement plan and OPEB plan was transferred with the sale of Panhandle. Panhandle employees, following the sale, are no longer eligible to accrue benefits or make contributions to these plans.

Following the June 11, 2003 acquisition by Southern Union, Panhandle instituted certain retiree health care and life insurance benefits under OPEB and added certain benefits to substantially all of its employees under a defined contribution 401(k) plan. Panhandle now offers a contribution match of 50 percent (two percent maximum) of the employee's contribution up to four percent of salary. Panhandle also makes additional contributions ranging from 4 to 6 percent of the employee's eligible pay based on age and years of service. Panhandle has generally retained the same active employee health insurance benefits that were offered prior to the acquisition by Southern Union. The new OPEB plan resulted in the recording of a $43 million liability as of June 11, 2003 and Panhandle continues to fund the plan at approximately $8 million per year. Since retirement eligible active employees have primary coverage through a benefit they are eligible to receive from CMS, no liability is currently recognized for these employees under the new Panhandle plan.

CONTROLLED GROUP PENSION LIABILITIES: Southern Union (including certain of its divisions) sponsors a number of defined benefit pension plans arising from any of its (including any of its present or former divisions) or a predecessor's business at some time before or when Southern Union acquired Panhandle. Under applicable pension and tax laws, upon being acquired by Southern Union, each of Panhandle and its subsidiaries became a member of Southern Union's "controlled group" with respect to those plans, and, along with Southern Union and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated. In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union's controlled group, including us and each of our subsidiaries. As of March 31, 2002, the aggregate amount of the projected benefit obligations of these pension plans was approximately $343 million and the estimated fair value of all of the assets of these plans was approximately $317 million.

OTHER COMMITMENTS AND CONTINGENCIES: In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements and buyouts and buydowns of gas sales contracts with natural gas pipelines. Panhandle Eastern Pipe Line and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle Eastern Pipe Line and Trunkline may file with FERC to recover a portion of these costs from pipeline customers. Management believes these commitments and contingencies will not have a materially adverse effect on consolidated results of operations, liquidity or financial position. As of the acquisition date and at June 30, 2003, Panhandle has accrued approximately $14 million related to this matter, which is included in Non-current Liabilities on the Consolidated Balance Sheet.

In May 2001, Panhandle provided a guaranty related to project financing associated with its investment in Centennial in an amount up to $50 million during the initial operating period of the project. Due to rating agency downgrades of Panhandle's debt, the Centennial lender required additional credit support from Panhandle. In September 2002, Panhandle's partners provided credit support of $25 million each in the form of guarantees to the Centennial lender to cover Panhandle's $50 million obligation. The partners were paid credit fees by Panhandle on the outstanding balance of the guarantees for the periods for which they were in effect. In February 2003, Panhandle sold its one-third equity interest in Centennial for $40 million to Centennial's two unaffiliated other partners. Panhandle has been released by the partners and the lenders for any liabilities related to Panhandle's $50 million parent guaranty of the project debt.

In November 2001, in conjunction with the Guardian project, Panhandle provided a $60 million guaranty related to project financing during the construction and initial operating period of the project. The guaranty is released when Guardian reaches certain operational and financial targets. Due to rating agency downgrades of Panhandle's debt, the Guardian lender assessed credit fees and required additional credit support from Panhandle. In October 2002, Panhandle provided a letter of credit to the lenders, which constitutes acceptable credit support under the Guardian financing agreement. This letter of credit was cash collateralized by Panhandle with approximately $63 million which, including accumulated interest, is reflected as Restricted Cash on the Consolidated Balance Sheet at December 31, 2002. On March 10, 2003, Panhandle's ownership interest in Guardian was transferred back to CMS Gas Transmission (see Note 5, Related Party Transactions). Panhandle was also released from the guaranty obligations associated with the Guardian non-recourse debt as of March 10, 2003, by the partners, and the noteholders.

Occasionally, Panhandle will purchase surety bonds to indemnify third parties for unforeseen events, which may occur in the course of construction or repair projects. As of June 30, 2003, Panhandle has purchased $2 million of these surety bonds.

In conjunction with its acquisition by Southern Union, Panhandle has initiated a workforce reduction initiative designed to reduce the workforce by approximately 5 percent. The workforce reduction initiative is an involuntary plan with a voluntary component, and is expected to be fully implemented by the end of September 2003.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ACQUISITION OF PANHANDLE

On June 11, 2003, Southern Union, acquired Panhandle from CMS for approximately $584 million in cash (subject to a final working capital adjustment) plus 3 million shares of Southern Union common stock valued at approximately $49 million based on market prices at closing, and in connection therewith incurred transaction costs estimated at $29 million. At the time of the acquisition, Panhandle had approximately $1.159 billion of debt outstanding that it retained. Southern Union financed the acquisition with most of the approximately $420 million in cash proceeds it received for the January 1, 2003 sale of its Texas operations, and some of the net proceeds from its June 2003 offerings of common stock and equity units. Southern Union structured the Panhandle acquisition and the sale of its Texas operations in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. Panhandle Eastern Pipe Line and five of its subsidiaries as well as the Southern Union subsidiary that became Panhandle's direct parent upon the acquisition converted from Delaware corporations to Delaware limited liability companies in June 2003.

Under the terms of the Panhandle sale agreement, CMS Energy was entitled to retain Panhandle's ownership interests in the Centennial and Guardian pipeline projects, as well as certain of Panhandle's net deferred tax assets, all tax liabilities, and pension and other postretirement assets and liabilities. Panhandle disposed of its interest in Centennial and Guardian and the Guardian related cash collateral has been transferred to CMS. The Note Receivable from CMS Capital was eliminated in the sale as the purchase by Southern Union Panhandle from CMS included the offsetting Note Payable of CMS Capital and thus the note was eliminated in pushdown accounting. For further information, see
Note 5, Related Party Transactions. On March 1, 2003, certain assets previously held by a CMS subsidiary with a net book value of $15 million were contributed to Panhandle by CMS and so was included in the Southern Union purchase.

The acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted within the United States with Panhandle allocating the purchase price paid by Southern Union Panhandle to Panhandle's net assets as of the acquisition date based on preliminary estimates. Accordingly, the post-acquisition financial statements reflect a new basis of accounting and pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable. Assets acquired and liabilities assumed are recorded at their estimated fair value and are subject to further assessment and adjustment pending the results of third party appraisals of the assets and liabilities.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Management's Discussion and Analysis of Financial Condition and other sections of this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements constitute forward-looking statements that are based on current expectations, estimates and projections about the industry in which Panhandle operates and Management's beliefs and assumptions. These forward-looking statements are not historical facts, but rather reflect current expectations concerning future results and events. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe objectives, plans or goals are or may be forward-looking statements.

These statements are not guarantees of future performance and involve various risks, uncertainties and assumptions, which are difficult to predict and many of which are outside Panhandle's control. Therefore, actual results, performance and achievements may differ materially from what is expressed or forecasted in such forward-looking statements. Prospective investors may review Panhandle's reports filed in the future with the Commission for more current descriptions of developments that could cause actual results to differ materially from such forward-looking statements. However, prospective investors should not place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q, or, in the case of documents incorporated by reference, the date of those documents.

Factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the following:

   o  customer growth;

   o  gas throughput volumes and available sources of natural gas;

   o  abnormal weather conditions in Panhandle's service territories;

   o  new legislation and government regulations affecting or involving
      Panhandle;

   o ability to comply with or to challenge successfully existing or new environmental regulations;

   o  the outcome of pending and future litigation;

   o the impact of relations with labor unions of bargaining-unit union employees; the impact of future rate cases or regulatory rulings;

   o ability to control costs successfully and achieve operating efficiencies, including the purchase and implementation of new technologies for achieving such efficiencies;

   o the nature and impact of any extraordinary transactions, such as any acquisition or divestiture of a business unit or any assets;

   o the economic climate and growth in our industry and service territories and competitive conditions of energy markets in general;

   o  inflationary trends;

   o  changes in gas or other energy market commodity prices and interest rates;

   o the current market conditions causing more customer contracts to be of shorter duration, which may increase revenue volatility;

   o exposure to customer concentration with a significant portion of revenues realized from a relatively small number of customers and any credit risks associated with the financial position of those customers;

   o  Panhandle or any of its affiliates' debt securities ratings;

   o factors affecting operations such as maintenance or repairs, environmental incidents or gas pipeline system constraints;

   o  the possibility of war or terrorist attacks; and

   o  other risks and unforeseen events.

In light of these risks, uncertainties and assumptions, the results reflected in the forward-looking statements contained or incorporated by reference in this Form 10-Q might not occur. In addition, Panhandle could be affected by general industry and market conditions, and general economic conditions, including interest rate fluctuations, federal, state and local laws and regulations affecting the retail gas industry or the energy industry generally. Other factors that could cause actual results to differ materially from estimates and projections contained in forward-looking statements are described in the documents that are incorporated by reference.

We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Form 10-Q.

CRITICAL ACCOUNTING POLICIES

See Note 2 of the Condensed Notes to the Consolidated Financial Statements.

Panhandle's consolidated financial statements are based on the application of accounting principles generally accepted in the United States of America. The application of these principles often requires management to make certain judgments, assumptions and estimates that may result in different financial presentations. Panhandle believes that certain accounting principles are critical in terms of understanding its consolidated financial statements. These principles include the use of estimates in accounting for contingencies and long-lived assets, accounting for derivatives and financial instruments, regulatory accounting and accounting for pension and postretirement benefits.

USE OF ESTIMATES: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The principles of SFAS No. 5 guide the recording of contingent liabilities within the financial statements. Certain accounting principles require subjective and complex judgments used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgment, estimates or assumptions that are used. Such estimates and assumptions, include, but are not specifically limited to: depreciation and amortization, interest rates, discount rates, healthcare trend: rates, inflation rates, future commodity prices, mark-to-market valuations, investment returns, volatility in the price of Southern Union or CMS Energy Common Stock, impact of new accounting standards, future costs associated with long-term contractual obligations, future compliance costs associated with environmental regulations and continuing creditworthiness of counterparties. Although these estimates are based on management's knowledge of current expected future events, actual results could materially differ from those estimates.

RESULTS OF OPERATIONS

On June 11, 2003, Southern Union acquired Panhandle from CMS. The acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted in the United States of America with Panhandle allocating the purchase price paid by Southern Union Panhandle to Panhandle's net assets as of the acquisition date based on preliminary estimates. Accordingly, the post-acquisition financial statements reflect a new basis of accounting and pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable. However, the results of operations below are being presented on a combined pre-acquisition and post-acquisition basis since results for the matching prior year stub periods are not available and we view this presentation as meaningful in discussing our operating results. Assets acquired and liabilities assumed are recorded at their estimated fair value and are subject to further assessment and adjustment pending the results of independent third party appraisals of the assets acquired and liabilities assumed. The most significant impacts of the new basis of accounting going forward are expected to be, based on preliminary estimates, higher depreciation expense due to the step-up of depreciable assets and assignment of purchase price to certain amortizable intangible assets, and lower interest costs (though not cash payments) for the remaining life of debt due to its revaluation and related debt premium amortization.

                                               IN MILLIONS
----------------------------------------------------------
JUNE 30                                               2003
----------------------------------------------------------
Three month presentation
April 1 - June 11, 2003 (Pre-acquisition)            $  19
June 12 - June 30, 2003 (Post-acquisition)               5
                                                     -----
Combined three months ended June 30, 2003               24
April 1 - June 30, 2002                                 12
                                                     -----
Change                                               $  12

Six month presentation
January 1 - June 11, 2003 (Pre-acquisition)          $  50
June 12 - June 30, 2003 (Post-acquisition)               5
                                                     -----
Combined six months ended June 30, 2003                 55
January 1 - June 30, 2002                             (328)
                                                     -----
Change                                               $ 383
==========================================================

                                                                                             IN MILLIONS
--------------------------------------------------------------------------------------------------------
                                      POST-           PRE-         COMBINED    PRE-ACQUISITION
                                   ACQUISITION     ACQUISITION   THREE MONTHS   THREE MONTHS
                                    JUNE 12 -        APRIL 1 -      ENDED          ENDED          THREE
                                     JUNE 30,        JUNE 11,      JUNE 30,       JUNE 30,        MONTHS
REASONS FOR THE CHANGE:               2003            2003           2003           2002          CHANGE
--------------------------------------------------------------------------------------------------------
Reservation revenue                    $ 17           $ 64           $ 81           $ 74           $  7
LNG terminalling revenue                  3             13             16             16             --
Commodity revenue                         4             17             21             16              5
Equity and other revenue                  1              3              4             --              4
Operation, maintenance and
     general                            (10)           (38)           (48)           (51)             3
Depreciation and amortization            (3)            (9)           (12)           (13)             1
General taxes                            (2)            (5)            (7)            (5)            (2)
Other income, net                        --              2              2              3             (1)
Interest charges                         (2)           (16)           (18)           (19)             1
Minority interest                        --             --             --             (1)             1
Income taxes                             (3)           (12)           (15)            (8)            (7)
                                   ---------------------------------------------------------------------
Total                                  $  5           $ 19           $ 24           $ 12           $ 12
========================================================================================================

---------------------------------------------------------------------------------------------------------
                                      POST-           PRE-         COMBINED    PRE-ACQUISITION
                                   ACQUISITION     ACQUISITION    SIX MONTHS     SIX MONTHS
                                    JUNE 12 -      JANUARY 1 -      ENDED          ENDED           SIX
                                     JUNE 30,        JUNE 11,      JUNE 30,       JUNE 30,        MONTHS
REASONS FOR THE CHANGE:               2003            2003           2003           2002          CHANGE
---------------------------------------------------------------------------------------------------------
Reservation revenue                  $  17           $ 161          $ 178          $ 172          $   6
LNG terminalling revenue                 3              27             30             29              1
Commodity revenue                        4              36             40             32              8
Equity and other revenue                 1              10             11              6              5
Operation, maintenance and
     general                           (10)            (91)          (101)          (100)            (1)
Depreciation and amortization           (3)            (23)           (26)           (26)            --
General taxes                           (2)            (12)           (14)           (12)            (2)
Other income, net                       --               6              6              6             --
Interest charges                        (2)            (36)           (38)           (37)            (1)
Minority interest                       --              --             --             (2)             2
Income taxes                            (3)            (30)           (33)           (27)            (6)
Cumulative effect of change in
accounting principles                   --               2              2           (369)           371
                                   ----------------------------------------------------------------------
Total                                $   5           $  50          $  55          $(328)         $ 383
=========================================================================================================

For the combined three months ended June 30, 2003, Panhandle had combined net income of $24 million. The increase of $12 million from the three months ended June 30, 2002 is primarily due to higher natural gas transportation volumes resulting from colder weather in 2003 and low storage volumes leading to heavier storage refill volumes being transported by customers.

For the combined six months ended June 30, 2003, Panhandle had net income of $55 million. The increase of $383 million from the six months ended June 30, 2002 is primarily due to higher natural gas transportation volumes and a goodwill impairment charge of $601 million ($369 million after-tax) in the first quarter of 2002 which was recorded in conjunction with the adoption of SFAS No. 142.

RESERVATION REVENUE: For the combined three and six months ended June 30, 2003, reservation revenue increased $7 million and $6 million, respectively, compared to 2002, due to higher average reservation rates realized on Panhandle due to increased demand during the period.

LNG TERMINALLING REVENUE: For the combined six months ended June 30, 2003, LNG terminalling revenue increased $1 million compared to 2002 due to higher LNG volumes on the BG LNG Services contract. Trunkline LNG's 22-year agreement with BG LNG Services for the existing uncommitted long-term capacity at the LNG facility became effective in January 2002 (see Note 3, Regulatory Matters).

COMMODITY REVENUE: For the combined three and six months ended June 30, 2003, commodity revenue increased $5 million and $8 million, respectively, compared to 2002, primarily due to an increase in commodity volumes. Volumes increased 6 percent and 11 percent in the combined three and six months ended June 30, 2003, respectively, compared to 2002 primarily due to a colder winter in the midwest market area during the first quarter of 2003 compared to 2002 and heavier volumes transported to fill storage in the second quarter.

EQUITY AND OTHER REVENUE: Equity and other revenue for the combined three and six months ended June 30, 2003 increased $4 million and $5 million, respectively, compared to 2002. The sale of Panhandle's one-third equity interest in Centennial in February 2003, which had been written down to the sale price in the fourth quarter of 2002, resulted in no income recognition for the Centennial equity investment during the first quarter of 2003, while start-up related losses of $1 million and $2 million occurred during the first and second quarters of 2002, respectively. In addition, gas imbalance cash-out gains in the first quarter of 2003, recouping prior losses, were comparable to a gain of $4 million for the settlement of Order 637 matters related to capacity release and imbalance penalties during the first quarter of 2002 (see Note 3, Regulatory Matters).

OPERATION, MAINTENANCE AND GENERAL: Operation, maintenance and general expenses decreased by $3 million for the combined three months ended June 30, 2003, compared to 2002, primarily due to discontinued CMS Energy royalty and service fees, which were $4 million in 2002. Operation, maintenance, and general expenses increased by $1 million for the combined six months ended June 30, 2003, compared to 2002, with lower CMS Energy corporate charges offset partially by higher benefit costs, under recovered Panhandle fuel costs and higher operational costs.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization decreased by $1 million for the combined three months ended June 30, 2003 compared to 2002 due to certain intangible assets becoming fully depreciated in March 2003. Depreciation and amortization remained unchanged in the combined six months ended June 30, 2003 compared to 2002.

GENERAL TAXES: General taxes increased by $2 million for the combined three and six months ended June 30, 2003 primarily due to higher franchise and payroll taxes.

OTHER INCOME, NET: Other income, net, for the three month period ended June 30, 2003, decreased $1 million compared to 2002, primarily due to a $1 million gain in 2002 on debt extinguishment which has been reclassified to Other Income, Net pursuant to the application of SFAS No. 145.

INTEREST CHARGES: Interest charges for the combined three months ended June 30, 2003 decreased $1 million compared to 2002 due to elimination of interest on $129 million of long-term debt principal retired in April 2002 and May 2002. Interest charges for the combined six months ended June 30, 2003 increased $1 million primarily due to higher charges for certain of LNG Holding's interest rate swaps and a non-recurring gain of $2 million in the first quarter of 2002 for reversal of interest expense related to the Order 637 settlement. These increases were partially offset by the retirement of approximately $129 million in long-term debt in April 2002 and May 2002, and an increase in interest on short-term debt of approximately $40 million issued during December 2002 and January 2003 which was retired in June 2003. On June 9, 2003, Panhandle retired the remaining outstanding balance of approximately $33 million of the short-term bank loans. For further discussion of Panhandle's long-term debt and guarantees, see Note 8, Commitments and Contingencies - Other Commitments and Contingencies.

MINORITY INTEREST: Minority interest decreased $1 million and $2 million for the combined three and six months ended June 30, 2003, respectively, compared to 2002 due to Panhandle purchasing Dekatherm Investor Trust's interest in LNG Holdings during November 2002 for approximately $41 million. As a result, Panhandle owns 100 percent of LNG Holdings and therefore no minority interest exists subsequent to that purchase.

INCOME TAXES: Income taxes during the combined three and six months ended June 30, 2003, compared to 2002, increased $7 million and $6 million, respectively, due to increases in pretax income, which reflects an effective tax rate of approximately 38 percent and 40 percent for the periods ended June 30, 2003 and June 30, 2002, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Panhandle is a leading United States interstate natural gas pipeline system and also owns one of the nation's largest operating LNG regasification terminals and intends to optimize results through expansion and better utilization of its existing facilities and construction of new facilities. This involves providing additional transportation, storage and other asset-based value-added services to customers such as gas-fueled power plants, local distribution companies, industrial and end-users, marketers and others. Panhandle conducts operations primarily in the central, gulf coast, midwest, and southwest regions of the United States.

On June 11, 2003, Southern Union acquired Panhandle for approximately $584 million in cash plus 3 million shares of Southern Union common stock valued at approximately $49 million based on market prices at closing (subject to working capital adjustment), and incurred transaction costs estimated at $29 million. At the time of the acquisition, Panhandle had approximately $1.159 billion of debt outstanding.

The acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted in the United States of America with Panhandle allocating the purchase price paid by Southern Union to Panhandle's net assets as of the acquisition date based on preliminary estimates. Assets acquired and liabilities assumed are recorded at their estimated fair value and are subject to further assessment and adjustment pending the results of independent third party appraisals.

On February 10, 2003, Panhandle sold its one-third equity interest in Centennial to Centennial's two unaffiliated other partners, for $40 million with no gain or loss resulting from the sale in 2003 (see Note 5, Related Party Transactions). Centennial had been written down to the sale price in the fourth quarter of 2002. On March 10, 2003, Panhandle's ownership interest in Guardian was transferred to CMS (see Note 5, Related Party Transactions).

LIQUIDITY

In June and July of 2002, the major debt ratings services lowered their ratings on Panhandle's senior unsecured debt from BBB to BB based on concerns surrounding the liquidity and debt levels of CMS Energy, Panhandle's former parent. Following Panhandle's acquisition by Southern Union, Fitch Ratings, Inc. and Standard & Poors restored Panhandle's ratings to BBB and Moody's raised its rating on Panhandle to Baa3. Panhandle's senior unsecured note provisions are not directly impacted by debt rating changes, but are subject to other requirements such as the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained and limitations on liens. At June 30, 2003, Panhandle was subject to a $206 million limitation on additional restricted payments, including dividends and loans to affiliates. At June 30, 2003, Panhandle was in compliance with all covenants.

In conjunction with the Centennial and Guardian pipeline projects, Panhandle provided guarantees related to the project financing during the construction phases and initial operating periods. In July 2002, following the Panhandle debt ratings downgrades by Moody's and S&P, pursuant to the terms of the guaranty agreements, Panhandle was required to provide acceptable credit support for its pro rata portion of those construction loans, which aggregated $110 million. In September 2002, Centennial's other partners provided credit support of $25 million each in the form of guarantees to the lender to cover Panhandle's obligation of $50 million of loan guarantees. The partners were paid credit fees by Panhandle on the outstanding balance of the guarantees for the periods which they were in effect. In December 2002, Panhandle recorded a $26 million pre-tax ($16 million after-tax) write-down of its investment in Centennial to $40 million as a result of indicated values upon announcement of the definitive agreement to sell Panhandle and the associated efforts to sell Centennial. On February 10, 2003, Panhandle sold its one-third equity interest in Centennial for $40 million to Centennial's two unaffiliated other partners. Panhandle has been released by the partners and the lenders for any liabilities related to Panhandle's $50 million parent guaranty of the project debt. In March 2003, $40 million of cash from the sale of Centennial was paid to CMS Gas Transmission as a return of capital.

In October 2002, Panhandle provided a letter of credit to the Guardian lenders which constitutes acceptable credit support under the Guardian financing agreement. This letter of credit was cash collateralized by Panhandle with approximately $63 million. Effective March 10, 2003, Panhandle's ownership interest in Guardian was transferred to CMS Gas Transmission. Panhandle was released from its guarantee obligations associated with the Guardian non-recourse guaranty as of March 10, 2003 by Prudential and the other noteholders. For further information, see Note 5, Related Party Transactions.

In December 2002 and January 2003, Panhandle secured short-term bank loans in the amounts of $30 million and $10 million, respectively, with interest payable at rates of LIBOR plus 4 percent. The loans were due the earlier of December 2003 or upon the sale of Panhandle. The stock of most of Panhandle's subsidiaries were pledged as collateral for the loans. On March 31, 2003, Panhandle retired approximately $7 million of the short-term bank loans and on June 9, 2003, Panhandle retired the remaining outstanding balance of approximately $33 million of the short-term bank loans with proceeds from repayment by CMS Capital of a portion of the Note Receivable owed Panhandle.

On March 1, 2003, certain assets held by a subsidiary of CMS were contributed to Panhandle by CMS with a net book value of $15 million, which were included in the operations sold to Southern Union Panhandle on June 11, 2003.

Panhandle received a waiver and extension until April 30, 2003 to provide certified September 30, 2002 financial statements to the LNG Holdings lenders under that credit facility. Panhandle has since satisfied that requirement. Panhandle also received a waiver and extension until June 30, 2003 of a requirement to provide certain documentation and Panhandle has satisfied that requirement.

The CMS Capital Note Receivable of $335 million, including $150 million included as a reduction to equity, was eliminated in the purchase by Southern Union Panhandle from CMS, which included the assumption of the offsetting note payable obligation of CMS Capital and thus the note is eliminated in pushdown accounting.

Historically, Panhandle's capital requirements have generally been satisfied through operating cash flow, except that Panhandle relies on access to capital markets for refinancing maturing debt and extraordinary capital expenditures. Capital expenditures and investments, excluding interest costs capitalized, are estimated to be $78 million for the remainder of 2003, $129 million in 2004, and $108 million in 2005. These amounts include expenditures associated with the LNG terminal expansion that was filed with FERC on December 26, 2001, as amended April 17, 2003. The expansion expenditures are estimated to be $28 million for the remainder of 2003, $65 million in 2004 and $29 million in 2005. These estimates have been developed for budget planning purposes and are subject to revision.

Panhandle is exploring credit efficient financing options. Panhandle intends to obtain a working capital line of credit as another source of liquidity to supplement existing cash balances and cash flow from operations. New borrowings from capital markets are expected to cover the refinance obligations of existing debt, of which $293 million of principal matures in March 2004 and an additional $100 million matures in August 2004. Based on our current level of operations, Management believes that cash flow from operations and available cash will be adequate to meet other liquidity needs for at least the next 12 months, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations. Future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors beyond our control.

At June 30, 2003, Panhandle had scheduled debt payments of $6 million, $404 million, $13 million, $14 million, $232 million and $489 million for the remainder of 2003 and for the years 2004 through 2007 and thereafter, respectively.

Based on the terms of an agreement between Southern Union and the MPSC, Southern Union is prohibited from making loans to or investing additional funds in Panhandle or providing any guarantees of Panhandle obligations without prior approval by the MPSC.

In July 2003, Panhandle has initiated conditional tender offers for certain outstanding indebtedness and has also conditionally called $135 million of certain redeemable debentures due 2023 and 2024. These retirements are planned to be funded with new indebtedness. These potential transactions are designed to reduce cash interest expense for Panhandle. Listed below are the principal amounts of notes tendered as of August 7, 2003 on the conditional offer, which has been extended to August 14, 2003.

DESCRIPTION OF THE NOTES                                APPROXIMATE PRINCIPAL AMOUNT DEPOSITED
----------------------------------------------------    --------------------------------------
6.125% Senior Notes Due 3/15/04                                      $144,395,000
7.875% Senior Notes Due 8/15/04                                        47,507,000
6.500% Senior Notes Due 7/15/09                                        78,074,000
8.250% Senior Notes Due 4/1/10, Series B                               18,350,000
7.000% Senior Notes Due 7/15/29                                        68,950,000

OTHER MATTERS

CUSTOMER CONCENTRATION: For the six months ended June 30, 2003, sales to Proliance Energy, LLC, a nonaffiliated local distribution company and gas marketer, accounted for 16 percent of Panhandle's consolidated revenues.

Sales to BG LNG Services, a nonaffiliated gas marketer, accounted for 12 percent, and sales to subsidiaries of CMS Energy, the former parent, also accounted for 12 percent of Panhandle's consolidated revenues. No other customer accounted for 10 percent or more of consolidated revenues during the same period. Aggregate sales to Panhandle's top 10 customers accounted for 65 percent of revenues for the six months ended June 30, 2003.

ENVIRONMENTAL MATTERS

Panhandle is subject to federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations under certain circumstances require Panhandle to remove or remedy the effect on the environment of specified substances at its operating sites.

PCB ASSESSMENT AND CLEAN-UP PROGRAMS: Panhandle previously identified environmental contamination at certain sites on its systems and undertook clean-up programs at these sites. The contamination resulted from the past use of lubricants containing PCBs in compressed air systems and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle is also taking actions regarding PCBs in paints at various locations. For further information, see Note 8, Commitments and Contingencies - Environmental Matters.

AIR QUALITY CONTROL: In 1998, the EPA issued a final rule on regional ozone control that requires revised SIPS for 22 states, including five states in which Panhandle operates. Based on EPA guidance to these states for development of these SIPS, Panhandle expects future compliance costs to be approximately $17 million for capital improvements to be incurred from 2004 through 2007.

Panhandle expects final rulings from the EPA in 2003 and 2004 regarding control of hazardous air pollutants, and expects that some of its engines and turbines will be affected. In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in nitrogen oxide emissions in an eight-county area surrounding Houston. Trunkline's Cypress compressor station is affected and may require the installation of emission controls. In 2003, the new regulations will also require all grandfathered facilities to enter into the new source permit program which may require the installation of emission controls at five additional facilities. The company expects to incur future capital costs of approximately $21 million in order to comply with these programs.

For further information on the above environmental matters, see Note 8, Commitments and Contingencies - Environmental Matters.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

The SEC has adopted new rules that require the company to provide, in a separate captioned subsection of the MD&A, a comprehensive explanation of its off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the company that is material to investors. As of December 31, 2002, Panhandle had guarantees related to the Centennial and Guardian pipeline projects of $50 million and $60 million, respectively, and a letter of credit for $63 million supporting the Guardian guarantee. Panhandle has since been released from these guarantees and the letter of credit obligation has been transferred to CMS Gas Transmission (see Panhandle Financial Condition section of this MD&A). As of June 30, 2003, Panhandle has purchased $2 million of surety bonds to indemnify third parties for unforeseen events which may occur in the course of construction or repair projects.

CONTRACTUAL COMMITMENTS: The Company has contractual obligations with regards to future payments of operating leases and natural gas storage service. The following table summarizes the Company's expected contractual obligations and commitments at June 30, 2003.

                         REMAINDER
IN MILLIONS                2003      2004      2005      2006      2007    THEREAFTER
                         ---------   ----      ----      ----      ----    ----------
Operating Leases (1)        $ 6       $12       $11       $10       $ 3       $ 4

Storage contracts (2)         6        10         9         9         9        64
                            ---       ---       ---       ---       ---       ---
Total                       $12       $22       $20       $19       $12       $68
                            ===       ===       ===       ===       ===       ===

1)  Lease of various assets utilized for operations
2)  Charges for third party storage capacity


CASH MANAGEMENT

In June 2003, FERC issued an Interim Rule, effective in August 2003. Order No. 634 requires all FERC-regulated entities that participate in cash management programs with corporate affiliates (1) to establish written cash management procedures including specifications of duties and responsibilities of cash management program participants and administrators, specification of the methods for calculating interest and allocation of interest income and expenses, and specification of any restrictions on deposits or borrowings by participants, and
(2) to document cash management activity in detail. FERC also has made new proposals that would require FERC-regulated entities to file their written cash management procedures with FERC for public review. Order No. 634 also requested industry comments on whether a FERC-regulated entity should be required to notify FERC within five days when its proprietary capital ratio falls below 30 percent or subsequently returns to or exceeds 30 percent.

NEW FERC REPORTING REQUIREMENTS

On June 29, 2003, the FERC proposed substantial new quarterly reporting requirements for each FERC regulated entity. The NOPR is proposed to be effective for reporting first quarter 2004 results. Panhandle is currently studying the implications of the NOPR to Panhandle Eastern Pipe Line, Trunkline Gas, Trunkline LNG, Sea Robin and Southwest Gas Storage.

CONTROLLED GROUP PENSION LIABILITIES

Southern Union (including certain of its divisions) sponsors a number of defined benefit pension plans arising from any of its (including any of its present or former divisions) or a predecessor's business at some time before or when Southern Union acquired us. Under applicable pension and tax laws, upon being acquired by Southern Union, each of us and our subsidiaries became a member of Southern Union's "controlled group" with respect to those plans, and, along with Southern Union and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated. In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union's controlled group, including us and each of our subsidiaries. As of March 31, 2002, the aggregate amount of the projected benefit obligations of these pension plans was approximately $343 million and the estimated fair value of all of the assets of these plans was approximately $317 million.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk is contained in PART
I: PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS, which is incorporated by reference herein.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgement in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of Panhandle management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003, the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective at a level of reasonable assurance.

There have been no significant changes in Panhandle's internal controls or in factors that could significantly affect internal controls subsequent to June 30, 2003 except for the continuing effects of changes beginning June 11, 2003 because our affiliation with CMS ended, and we and each of our subsidiaries became indirect wholly-owned or controlled subsidiaries of Southern Union that is subject to Southern Union's policies, procedures and practices related to internal controls, and disclosure controls and procedures including: Southern Union executives replacing all the members of our Board; departures from and additions to our management group (in particular, Southern Union officers have become our principal executive, operating financial and legal officers, each of whom has or will have important functions involving, or responsibilities under or for, our internal controls and our disclosure controls and procedures, which now include those of Southern Union because we and our subsidiaries are required to comply with them pursuant to Southern Union policy or laws or regulations applicable to Southern Union; actual or prospective changes affecting our information systems and technology, particularly new systems and technology, and sharing of any systems and technology, particularly new systems and technology, and sharing of any such systems and technology with Southern Union's other businesses; and any other factors arising from our recent change in control from CMS to Southern Union.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in Panhandle's Form 10-K for the year ended December 31, 2002. Reference is also made to the CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, in particular Note 12 - Commitments and Contingencies for Panhandle, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) LIST OF EXHIBITS

             3(a) Certificate of Formation of Panhandle Eastern Pipe Line Company, LLC (Filed herein).

             3(b) Certificate of Conversion from a Corporation to a Limited Liability Company (Filed herein).

             3(c) Certificate of Amendment to Certificate of Formation (Filed herein).

             4(a) Indenture dated as of March 29, 1999, among CMS Panhandle Holding Company, Panhandle Eastern Pipe Line Company and NBD Bank, as Trustee (Filed as Exhibit 4(a) to the Form 10-Q for the quarter ended March 31, 1999.


             4(b) 1st Supplemental Indenture dated as of March 29, 1999, among CMS Panhandle Holding Company, Panhandle Eastern Pipe Line Company and NBD Bank, as Trustee, including a form of Guarantee by Panhandle Eastern Pipe Line Company of the obligations of CMS Panhandle Holding Company (Filed as Exhibit 4(b) to the Form 10-Q for the quarter ended March 31, 1999).

             4(c)             2nd Supplemental Indenture dated as of
                              March 27, 2000, between Panhandle, as Issuer and Bank One Trust Company, National Association, as Trustee (Filed as Exhibit 4(e) to the Form S-4 filed on June 22,
                              2000).

             4(d) Indenture dated as of February 1, 1993, between Panhandle and Morgan Guaranty Trust Company effective January 1, 1982, as amended December 3, 1999 (Filed as Exhibit 4 to the Form S-3 filed February 19, 1993).

             31(a) Rule 13a-14(a)/15(d) - 14a Certification of Chief Executive Officer

             31(b) Rule 13a-14(a)/15(d) - 14a Certification of Chief Financial Officer

             31(c)            Section 1350 Certification (Joint)

         (B) REPORTS OF FORM 8-K

During 2nd Quarter 2003, Panhandle filed reports on Form 8-K on April 4, 2003 and May 8, 2003 covering matters pursuant to ITEM 5. OTHER EVENTS.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LLC has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on the August 11, 2003.


                                     PANHANDLE EASTERN PIPE LINE COMPANY, LLC



                                     By   /s/ Thomas F. Karam
                                        ---------------------------------------
                                              Thomas F. Karam
                                              Chief Executive Officer


                                     By   /s/ David J. Kvapil
                                        ---------------------------------------
                                              David J. Kvapil
                                              Executive Vice President and
                                              Chief Financial Officer

                                INDEX TO EXHIBIT


EXHIBIT       PREVIOUSLY FILED
NUMBER        WITH FILE NUMBER          DESCRIPTION
-------       ----------------          -----------

3(a)                                Certificate of Formation of Panhandle
                                    Eastern Pipe Line Company, LLC (Filed
                                    herein).

3(b) Certificate of Conversion from a Corporation to a Limited Liability Company (Filed herein).

3(c)                                Certificate of Amendment to Certificate of
                                    Formation (Filed herein).

4(a)           1-2921               Indenture dated as of March 29, 1999, among
                                    CMS Panhandle Holding Company, Panhandle
                                    Eastern Pipe Line Company and NBD Bank, as
                                    Trustee (Filed as Exhibit 4(a) to the Form
                                    10-Q for the quarter ended March 31, 1999.


4(b)           1-2921               1st Supplemental Indenture dated as of March
                                    29, 1999, among CMS Panhandle Holding
                                    Company, Panhandle Eastern Pipe Line Company
                                    and NBD Bank, as Trustee, including a form
                                    of Guarantee by Panhandle Eastern Pipe Line
                                    Company of the obligations of CMS Panhandle
                                    Holding Company (Filed as Exhibit 4(b) to
                                    the Form 10-Q for the quarter ended March
                                    31, 1999).

4(c)           1-2921               2nd Supplemental Indenture dated as of
                                    March 27, 2000, between Panhandle, as Issuer
                                    and Bank One Trust Company, National
                                    Association, as Trustee (Filed as Exhibit
                                    4(e) to the Form S-4 filed on June 22,
                                    2000).

4(d)           1-2921               Indenture dated as of February 1, 1993,
                                    between Panhandle and Morgan Guaranty Trust
                                    Company effective January 1, 1982, as
                                    amended December 3, 1999 (Filed as Exhibit 4
                                    to the Form S-3 filed February 19, 1993).

31(a)                               Rule 13a-14(a)/15(d) - 14a Certification of
                                    Chief Executive Officer

31(b)                               Rule 13a-14(a)/15(d) - 14a Certification of
                                    Chief Financial Officer

31(c)                               Section 1350 Certification (Joint)