Form 10-Q
period 2003-09-30
PANHANDLE EASTERN PIPE LINE CO
filed 2003-11-14
CIK 76063

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                    FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 2003

                           COMMISSION FILE NO. 1-2921

                                   ----------

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              44-0382470
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


  5444 WESTHEIMER ROAD, P.O. BOX 4967
            HOUSTON, TEXAS                                        77210-4967
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (713) 989-7000

        Securities Registered Pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12[b]-2).

Yes [ ] No [X]

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                                    FORM 10-Q
                               SEPTEMBER 30, 2003
                                      INDEX


                                                                                                              [Page(s)]
                                                                                                              ---------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Consolidated statements of operations - three and nine months ended
                  September 30, 2003                                                                                  3

              Consolidated balance sheets - September 30, 2003 and December 31, 2002                                4-5

              Consolidated statements of owner's equity - nine months ended September 30, 2003, the period from January 1, 2003 through June 11, 2003 and the
                  year ended December 31, 2002                                                                        6

              Consolidated statements of cash flows - nine months ended
                  September 30, 2003 and 2002                                                                         7

              Condensed notes to consolidated financial statements                                                 8-24

     Item 2. Management's Discussion and Analysis of Financial Condition and Results                              25-35
                  of Operations

     Item 3. Quantitative and Qualitative Disclosures about Market Risk                                              36

     Item 4. Controls and Procedures                                                                                 36

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

                  (See "COMMITMENTS AND CONTINGENCIES" in Notes to Consolidated
                   Financial Statements)                                                                          36-37

     Item 6.  Exhibits and Reports on Form 8-K                                                                       37

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                  (In Millions)




                                        POST-ACQUISITION  PRE-ACQUISITION                               PRE-ACQUISITION
                                        ----------------  ----------------                     ----------------------------------
                                                                             POST-ACQUISITION
                                         THREE MONTHS      THREE MONTHS      ----------------                      NINE MONTHS
                                             ENDED             ENDED            JUNE 12-           JAN 1-             ENDED
                                          SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,      JUNE 11,        SEPTEMBER 30,
                                             2003              2002               2003              2003               2002
                                        ----------------  ----------------   ----------------  ----------------  ----------------
OPERATING REVENUE
        Transportation and storage of
          natural gas                   $             96  $             92   $            117  $            197  $            296
        LNG terminalling revenue                      16                15                 19                27                44
        Equity losses from
          unconsolidated subsidiaries                 --                (2)                --                --                (5)
        Other                                          2                 3                  3                10                12
                                        ----------------  ----------------   ----------------  ----------------  ----------------
              Total operating revenue                114               108                139               234               347
                                        ----------------  ----------------   ----------------  ----------------  ----------------

OPERATING EXPENSES

        Operation, maintenance and
          general                                     53                50                 63                91               150
        Depreciation and amortization                 17                14                 20                23                40
        General taxes                                  7                 5                  9                12                17
                                        ----------------  ----------------   ----------------  ----------------  ----------------
              Total operating expenses                77                69                 92               126               207
                                        ----------------  ----------------   ----------------  ----------------  ----------------


PRETAX OPERATING INCOME                               37                39                 47               108               140

OTHER INCOME, NET                                      7                 3                  7                 6                 9

INTEREST EXPENSE, NET                                 11                20                 13                36                57

MINORITY INTEREST                                     --                 1                 --                --                 3

INCOME BEFORE INCOME TAXES                            33                21                 41                78                89

INCOME TAXES                                          13                 8                 16                30                35
                                        ----------------  ----------------   ----------------  ----------------  ----------------

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                      20                13                 25                48                54

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE,
        NET OF TAX:
              Goodwill, SFAS 142                      --                --                 --                --              (369)
              Asset Retirement
                Obligations,
                SFAS 143                              --                --                 --                 2                --
                                        ----------------  ----------------   ----------------  ----------------  ----------------

CONSOLIDATED NET INCOME (LOSS)          $             20  $             13   $             25  $             50  $           (315)
                                        ================  ================   ================  ================  ================


   The accompanying condensed notes are an integral part of these statements.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                     ASSETS

                                                                POST-ACQUISITION
                                                                ----------------       PRE-ACQUISITION
                                                                 (UNAUDITED)           ----------------
                                                                 SEPTEMBER 30,           DECEMBER 31,
                                                                     2003                   2002
                                                                ----------------       ----------------
PROPERTY, PLANT AND EQUIPMENT
       Cost                                                     $          1,910       $          1,765
       Construction work-in-progress                                          69                     44
                                                                ----------------       ----------------
                                                                           1,979                  1,809
       Less accumulated depreciation and amortization                         19                    188
                                                                ----------------       ----------------
            Net property, plant and equipment                              1,960                  1,621
                                                                ----------------       ----------------

INVESTMENTS IN AFFILIATES                                                      4                     68
                                                                ----------------       ----------------

CURRENT ASSETS

       Cash and temporary cash investments at cost, which
            approximates market                                               15                     81
       Restricted cash                                                        --                     64
       Accounts receivable, less allowances of $4 and $8
            as of September 30, 2003
            and December 31, 2002, respectively                               47                     50
       Accounts receivable - related parties                                   1                      9
       Gas imbalances - receivable                                            18                     18
       System gas and operating supplies                                      58                     41
       Deferred income taxes                                                   2                     13
       Note receivable - related party                                        74                     60
       Other                                                                  11                      6
                                                                ----------------       ----------------
            Total current assets                                             226                    342
                                                                ----------------       ----------------
       Goodwill, net                                                          --                    113
       Debt issuance cost                                                      5                     17
       Deferred income taxes, net                                             --                     40
       Non-current system gas                                                 21                     15
       Other                                                                   5                     16
                                                                ----------------       ----------------

       TOTAL ASSETS                                             $          2,221       $          2,232
                                                                ================       ================


   The accompanying condensed notes are an integral part of these statements.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)
                         OWNER'S EQUITY AND LIABILITIES


                                                                                     POST-ACQUISITION
                                                                                     ----------------        PRE-ACQUISITION
                                                                                       (UNAUDITED)           ----------------
                                                                                      SEPTEMBER 30,            DECEMBER 31,
                                                                                          2003                     2002
                                                                                     ----------------        ----------------
OWNER'S EQUITY
         Common stock, no par, 1,000 shares authorized, issued and outstanding       $             --        $              1
         Accumulated other comprehensive income (loss)                                              2                     (39)
         Other paid-in capital                                                                    679                   1,281
         Retained earnings (deficit)                                                               25                    (341)
         Note receivable - CMS Capital                                                             --                    (150)
         Tax sharing receivable - Southern Union                                                  (85)                     --
                                                                                     ----------------        ----------------
            Total owner's equity                                                                  621                     752

       Long-term debt                                                                           1,001                   1,150
                                                                                     ----------------        ----------------
            Total capitalization                                                                1,622                   1,902
                                                                                     ----------------        ----------------

MINORITY INTEREST                                                                                  --                      --

CURRENT LIABILITIES

       Accounts payable                                                                            14                       9
       Accounts payable - related parties                                                          13                       8
       Current portion of long-term debt                                                          210                      12
       Note payable                                                                                --                      30
       Gas imbalances - payable                                                                    56                      41
       Accrued taxes                                                                                7                      11
       Accrued interest                                                                             8                      25
       Accrued liabilities                                                                         10                      21
       Other                                                                                       50                      38
                                                                                     ----------------        ----------------
            Total current liabilities                                                             368                     195
                                                                                     ----------------        ----------------
       Deferred income taxes, net                                                                 109                      --
       Post-retirement benefits                                                                    34                      53
       Other                                                                                       88                      82
                                                                                     ----------------        ----------------
       TOTAL OWNER'S EQUITY AND LIABILITIES                                          $          2,221        $          2,232
                                                                                     ================        ================


   The accompanying condensed notes are an integral part of these statements.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   CONSOLIDATED STATEMENTS OF OWNER'S EQUITY

                                                                        Accumulated
                                                                            Other
                                                                        Comprehensive   Other Paid-in
                                                         Common Stock       Income         Capital
                                                         ------------   -------------   -------------
                                                                        (In millions)
Balance January 1, 2002
  (Pre-acquisition)                                      $          1    $         --    $      1,286
      Comprehensive income:
        Net earnings                                               --              --              --
        Increase in pension liability                              --             (26)             --
        Unrealized loss related  to interest
          rate swaps, net of tax                                   --             (13)             --
        Comprehensive loss

      Return of capital - CMS                                      --              --              (5)
      Common stock dividends                                       --              --              --
Balance December 31, 2002
  (Pre-acquisition)                                      $          1    $        (39)   $      1,281

(Unaudited)

      Comprehensive income:
        Net earnings                                               --              --              --
        Unrealized loss related to
          interest rate swaps, net of tax                          --              (3)             --

        Comprehensive income

      Return of capital - Centennial                               --              --             (40)
      Return of capital - Guardian
        equity investment                                          --              --             (28)
      Capital contribution from CMS
        Gas Transmission                                           --              --              15
                                                         ------------    ------------    ------------
Balance June 11, 2003
  (Acquisition date)                                     $          1    $        (42)   $      1,228
      Acquisition adjustments to
        eliminate original balances                                (1)             42          (1,228)
      Pushdown of purchase price and related costs                 --              --             679
      Tax sharing receivable -
        Southern Union                                             --              --              --
                                                         ------------    ------------    ------------
         Subtotal                                                  --              --             679

      Comprehensive income:
        Net earnings                                               --              --              --
        Unrealized gain related to
          interest rate swaps, net of tax                          --               2              --

        Comprehensive income
                                                         ------------    ------------    ------------
Balance September 30, 2003
  (Post-acquisition)                                     $         --    $          2    $        679
                                                         ============    ============    ============
                                                                            Note          Tax Sharing
                                                             Retained     Receivable-     Receivable-
                                                             Earnings        CMS           Southern
                                                            (Deficit)       Capital          Union           Total
                                                          ------------    ------------    ------------    ------------
                                                                        (In millions)
Balance January 1, 2002
  (Pre-acquisition)                                       $        (13)   $       (150)             --    $      1,124

      Comprehensive income:
        Net earnings                                              (300)             --              --            (300)
        Increase in pension liability                               --              --              --             (26)
        Unrealized loss related
          to interest rate swaps, net of tax                        --              --              --             (13)
                                                                                                          ------------
        Comprehensive loss                                                                                        (339)
                                                                                                          ------------
      Return of capital - CMS                                       --              --              --              (5)
      Common stock dividends                                       (28)             --              --             (28)
Balance December 31, 2002
  (Pre-acquisition)                                       $       (341)   $       (150)             --    $        752

(Unaudited)

      Comprehensive income:
        Net earnings                                                50              --              --              50
        Unrealized loss related to
          interest rate swaps, net of tax                           --              --              --              (3)
                                                                                                          ------------
        Comprehensive income                                                                                        47
                                                                                                          ------------
      Return of capital - Centennial                                --              --              --             (40)
      Return of capital - Guardian
        equity investment                                           --              --              --             (28)
      Capital contribution from CMS
        Gas Transmission                                            --              --              --              15
                                                          ------------    ------------    ------------    ------------

Balance June 11, 2003
  (Acquisition date)                                      $       (291)   $       (150)   $         --    $        746

      Acquisition adjustments to
        eliminate original balances                                291             150              --            (746)
      Pushdown of purchase price and related costs                  --              --              --             679
      Tax sharing receivable -
        Southern Union                                              --              --             (85)            (85)
                                                          ------------    ------------    ------------    ------------
         Subtotal                                                   --              --             (85)            594

      Comprehensive income:
        Net earnings                                                25              --              --              25
        Unrealized gain related to
          interest rate swaps, net of tax                           --              --              --               2
        Comprehensive income                                                                                        27
                                                                                                          ------------

                                                          ------------    ------------    ------------    ------------
Balance September 30, 2003
  (Post-acquisition)                                      $         25    $         --    $        (85)   $        621
                                                          ============    ============    ============    ============

   The accompanying condensed notes are an integral part of these statements.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)



                                                                     POST-ACQUISITION              PRE-ACQUISITION
                                                                     ----------------    -------------------------------------
                                                                        JUNE 12-             JAN 1-            NINE MONTHS
                                                                       SEPTEMBER 30,        JUNE 11,       ENDED SEPTEMBER 30,
                                                                           2003               2003                 2002
                                                                     ----------------    ----------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                           $             25    $             50    $           (315)
         Adjustments to reconcile net income (loss) to
                net cash from operating activities:
            Depreciation and amortization                                          20                  23                  40
            Cumulative effect of change in accounting principle                    --                  (2)                369
            Gain on retirement of debt, net of taxes                               (4)                 --                  --
            Deferred income taxes                                                  17                  30                  58
            Changes in current assets and liabilities                              (1)                 10                 (16)
            Other, net                                                             (6)                 --                  (6)
                                                                     ----------------    ----------------    ----------------
                Net cash flows from operating activities                           51                 111                 130
                                                                     ----------------    ----------------    ----------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES

         Capital and investment expenditures                                      (26)                (30)                (83)
         Sales (purchase) of system gas, net                                        1                  (3)                 --
         Sale of Centennial                                                        --                  40                  --
         Retirements and other                                                     (1)                 --                  (3)
                                                                     ----------------    ----------------    ----------------
                Net cash flows from (used in) investing activities                (26)                  7                 (86)
                                                                     ----------------    ----------------    ----------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES

         Contribution from LNG Holdings' Minority Interest                         --                  --                   1
         Net (increase)decrease in current Note receivable -
                 CMS Capital                                                       --                 (62)                171
         Net increase in current Note receivable -
                 Southern Union                                                   (74)                 --                  --
         Debt issuance                                                            550                  10                  --
         Debt retirements                                                        (542)                (46)               (135)
         Debt issuance costs                                                       (4)                 --                  (3)
         Debt retirement costs                                                     (1)                 --                  --
         Gain on interest rate swap                                                --                  --                   3
         Return of capital                                                         --                 (40)                 --
         Dividend                                                                  --                  --                 (27)
                                                                     ----------------    ----------------    ----------------
                Net cash flows from (used in) financing activities                (71)               (138)                 10
                                                                     ----------------    ----------------    ----------------

         Change in cash and cash equivalents                                      (46)                (20)                 54

         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          61                  81                   3
                                                                     ----------------    ----------------    ----------------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $             15    $             61    $             57
                                                                     ================    ================    ================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR:

         Interest (net of amounts capitalized)                       $             33    $             38    $             76
         Income taxes (net of refunds)                                             --                  --                   1
  OTHER NONCASH INVESTING AND FINANCING ACTIVITIES WERE:

         Return of capital - Guardian equity investment              $             --    $            (28)   $             --
         Property contributions received                                           --                  15                  --


   The accompanying condensed notes are an integral part of these statements.

                        PANHANDLE EASTERN PIPE LINE, LLC

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Form 10-K of Panhandle Eastern Pipe Line Company, LLC, a Delaware LLC, including all of its subsidiaries (Panhandle), for the year ended December 31, 2002. All dollar amounts in the tables herein are stated in millions, unless otherwise indicated. Certain prior period amounts have been reclassified to conform with the current period presentation.

These interim financial statements are unaudited, but in management's opinion, reflect all adjustments necessary (including both normal recurring as well as non-recurring) for a fair presentation of financial position, results of operations and cash flows for the periods presented. Because of the seasonal nature of the operations of Panhandle, a direct wholly-owned subsidiary of Southern Union Panhandle, LLC (Southern Union Panhandle), the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

As further described below, Panhandle was acquired by Southern Union Company (Southern Union Company and together with its subsidiary, Southern Union) effective June 11, 2003. The acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted in the United States of America with Panhandle allocating the purchase price paid by Southern Union to Panhandle's net assets as of the acquisition date based on preliminary estimates. The Panhandle assets acquired and liabilities assumed have been recorded at their estimated fair value and are subject to further assessment and adjustments pending the results of outside appraisals. The outside appraisals are expected to be completed prior to December 31, 2003. Accordingly, the post-acquisition financial statements reflect a new basis of accounting and pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS. Panhandle is an indirect wholly-owned subsidiary of Southern Union since June 11, 2003 when Southern Union acquired Panhandle (Panhandle Acquisition) from CMS Gas Transmission Company (CMS Gas Transmission), a subsidiary of CMS Energy Corporation (CMS Energy Corporation and together with its subsidiaries, CMS). (See Note 2, Southern Union Acquisition). Panhandle is primarily engaged in the interstate transportation and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services and is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The Panhandle entities include Panhandle Eastern Pipe Line Company, LLC (Panhandle Eastern Pipe Line), Trunkline Gas Company, LLC (Trunkline) a wholly-owned subsidiary of Panhandle Eastern Pipe Line, Sea Robin Pipeline Company (Sea Robin), a Louisiana joint venture and an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line, Trunkline LNG Company, LLC (Trunkline LNG) a wholly-owned subsidiary of Trunkline LNG Holdings, LLC (LNG Holdings) and Southwest Gas Storage, LLC (Southwest Gas Storage), a wholly-owned subsidiary of Panhandle Eastern Pipe Line. Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet per day and 72 billion cubic feet of owned underground storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America and has 6.3 billion cubic feet of above ground LNG storage facilities.

PRINCIPLES OF CONSOLIDATIONS. The consolidated financial statements include the accounts of Panhandle and all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances. Investments in businesses not controlled by Panhandle, but over which it has significant influence, are accounted for using the equity method of accounting.

                        PANHANDLE EASTERN PIPE LINE, LLC

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


USE OF ESTIMATES. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The principles of the Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAS No. 5), guide the recording of contingent liabilities within the financial statements. Certain accounting principles require subjective and complex judgments used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgment, estimates or assumptions that are used. Such estimates and assumptions, include, but are not specifically limited to: depreciation and amortization, interest rates, discount rates, health care trend rates, inflation rates, future commodity prices, mark-to-market valuations, investment returns, volatility in the price of Southern Union and CMS Common Stock, impact of new accounting standards, future costs associated with long-term contractual obligations, future compliance costs associated with environmental regulations, and continuing creditworthiness of counterparties. Although these estimates are based on management's knowledge of current expected future events, actual results could materially differ from those estimates.

SYSTEM GAS AND OPERATING SUPPLIES. System gas and operating supplies consist of gas held for operations and materials and supplies, carried at the lower of weighted average cost or market. The gas held for operations that is not expected to be consumed in operations in the next twelve months has been reflected in non-current assets. All system gas and materials and supplies purchased are recorded at the lower of cost or market, while net gas received from and owed back to customers is valued at market.

PROPERTY, PLANT AND EQUIPMENT. Property, Plant and Equipment (PP&E) is stated at cost and includes intangible assets and related amortization. Panhandle capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. The cost of replacements and betterments that extend the useful life of PP&E is also capitalized. The cost of repairs and replacements of minor items of PP&E is charged to expense as incurred. Depreciation and amortization is generally computed using the straight-line method.

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

FUEL TRACKER. Liability accounts are maintained for net volumes of fuel gas owed to customers collectively. Trunkline records an asset whenever fuel is due from customers from prior underrecovery based on contractual and specific tariff provisions which support the treatment as an asset. Panhandle's other companies that are subject to fuel tracker provisions record an expense when fuel is under recovered. The pipelines' fuel reimbursement is in-kind and non-discountable.

RELATED PARTY TRANSACTIONS. Prior to the acquisition by Southern Union, Panhandle had a number of significant transactions with its former parent and its subsidiaries. These transactions include revenues for the transportation of natural gas for Consumers Energy Company (Consumers), and other CMS affiliated entities, which are based on regulated prices, market prices and/or competitive bidding. Related party expenses include payments for services provided by affiliates and payment of overhead costs and management and royalty fees to CMS, as well as allocated benefit plan costs. Subsequent to June 11, 2003, related party expenses primarily include payments for services provided by Southern Union. Other income was primarily related to interest income from the Note receivable - CMS Capital (See Note 5, Related Party Transactions).

                        PANHANDLE EASTERN PIPE LINE, LLC

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A portion of Panhandle's revenues for the transportation of natural gas include revenues from Missouri Gas Energy, a division of Southern Union that is a gas utility in Kansas City, Missouri and parts of western Missouri. Contracts for services were entered into before either the initial agreement between CMS and Southern Union or closing of the Panhandle acquisition and were based on regulated prices, market prices and competitive bidding. Currently, Panhandle supplies less than ten percent of Missouri Gas Energy's total gas delivery requirements. Missouri Gas Energy's volumes on Panhandle Eastern Pipe Line represents less than one percent of the total volume of that pipeline's business.

UNAMORTIZED DEBT PREMIUM, DISCOUNT AND EXPENSE. Panhandle amortizes premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective debt instrument.

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

REVENUES. Revenues on transportation, storage and terminalling of natural gas are recognized as service is provided. Receivables are subject to normal trade terms and are carried net of an allowance for doubtful accounts. Prior to final FERC approval of filed rates, Panhandle is exposed to risk that the FERC will ultimately approve the rates at a level lower than those requested. The difference is subject to refund and reserves are established, where required, for that purpose. (See Note 3, Regulatory Matters).

INTEREST COST CAPITALIZED. Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost", requires capitalization of interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. Interest costs incurred during the construction period are capitalized and amortized over the life of the assets.

GOODWILL. Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), as of January 1, 2002. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Panhandle's goodwill impairment test upon adoption of SFAS No. 142 in 2002 resulted in a $601 million pre-tax write-down ($369 million after-tax) under the new standard. The impact has been reflected retroactively to the first quarter of 2002 as a cumulative effect of a change in accounting for goodwill, pursuant to the requirements of SFAS No. 142.

On June 11, 2003, Southern Union completed its acquisition of Panhandle and its subsidiaries from CMS. Based on the preliminary purchase price allocations, which rely on estimates and are subject to further assessment and adjustment pending the results of third party appraisals, the acquisition results in no recognition of goodwill.

ACCOUNTING FOR RETIREMENT BENEFITS. Panhandle follows SFAS No. 87, "Employers' Accounting for Pensions", to account for pension costs and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", to account for other postretirement benefit costs. For defined benefit plans, under certain circumstances, these statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses requires the expertise of actuaries and is subject to many assumptions, including life expectancies, present value discount rates, expected long-term rate of return

                        PANHANDLE EASTERN PIPE LINE, LLC

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year.

Prior to the acquisition of Panhandle by Southern Union, Panhandle employees participated in the CMS Pension Plan, a defined benefit retirement plan for employees of CMS and its affiliates. Upon the consummation of the Panhandle Acquisition in June 2003, the CMS Pension Plan assets and obligations associated with Panhandle employees, as well as obligations with respect to certain supplemental retirement benefits for management employees were retained by CMS. In addition, upon the closing of the Panhandle Acquisition, Panhandle employees became ineligible to accrue additional benefits under the CMS Pension Plan or other CMS plans. Following the Panhandle Acquisition, Panhandle does not maintain or participate in a defined benefit retirement plan for its employees, but instead provides benefits to substantially all employees under a defined contribution 401(k) plan. Under the 401(k) plan, Panhandle provides a matching contribution of 50 percent of the employee's contribution to the 401(k) plan that does not exceed four percent of the employee's eligible pay. In addition, Panhandle makes additional contributions ranging from 4 to 6 percent of the employee's eligible pay, depending on the employee's age and years of service. Panhandle has generally retained the same active employee health insurance benefits that were offered prior to the acquisition by Southern Union.

In connection with the Panhandle acquisition by Southern Union, CMS, or its affiliates, also retained liabilities with respect to the post-retirement benefit plans other than pensions (OPEB) for Panhandle retirees and employees who were eligible to retire with such benefits as of the closing of the Panhandle acquisition. CMS, or its affiliates, also retained all of the assets relating to OPEB, which were $16 million less than the liabilities retained. Following the Panhandle acquisition, Panhandle provides certain post-retirement life and health benefits to eligible, active employees (Panhandle Plan). The accumulated post-retirement benefit obligation with respect to such post-retirement health and life benefits immediately following the acquisition is estimated to be approximately $43 million. Panhandle agreed to provide, or supplement, post-retirement health benefits under the Panhandle Plan for certain employees eligible to receive retiree health benefits under the CMS plan, if the most valuable of the options under the CMS plan becomes less valuable than the most valuable option under the Panhandle Plan. Currently, no benefits are expected to be provided under the Panhandle Plan with respect to those eligible employees who elect to receive benefits as retirees under the CMS plan, and no liability is currently recognized for such employees.

ACCOUNTING FOR DERIVATIVES. Panhandle utilizes interest-rate related derivative instruments to manage its exposure on its debt instruments and does not enter into derivative instruments for any purpose other than hedging purposes. All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, Panhandle designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

Interest rate swap agreements are used to reduce interest rate risks and to manage interest expense. By entering into these agreements, Panhandle generally converts floating-rate debt into fixed-rate debt, but may also convert fixed rate debt into floating. Interest differentials to be paid or received due to swap agreements are reflected as an adjustment to interest expense. These interest rate swaps are financial derivative instruments that qualify for hedge treatment. For derivatives treated as hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive income until the related hedge items impact earnings. Any ineffective portion of a cash flow hedge is reported in earnings immediately. For derivatives treated as a hedge of the fair value of a debt instrument, the effective portion of changes in fair value are recorded as an adjustment to the hedged debt. The ineffective portion of a fair value hedge is recognized in earnings. Upon termination of a fair value hedge of a debt instrument, the resulting gain or loss is amortized to income through the maturity date of the debt instrument. Current

                        PANHANDLE EASTERN PIPE LINE, LLC

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


market pricing models were used to estimate fair values of interest rate swap agreements.

Panhandle is party to interest rate swap agreements with an aggregate notional amount of $204 million as of September 30, 2003 that fix the interest rate applicable to floating rate long-term debt and which qualify for hedge accounting. As of September 30, 2003, the ineffectiveness of the interest rate swap agreements is not significant. As of September 30, 2003, floating rate London InterBank Offered Rate (LIBOR) based interest payments were exchanged for weighted fixed rate interest payments of 5.08%. As such, payments or receipts on interest rate swap agreements are recognized as adjustments to interest expense. As of June 11, 2003 (the acquisition date), September 30, 2003 and December 31, 2002, the fair value liability position of the swaps was $27.7 million, $22.3 million and $22.4 million, respectively. As of September 30, 2003 and since the acquisition date, an unrealized gain of $1.8 million, net of tax, was included in accumulated other comprehensive income related to these swaps, of which approximately $0.2 million, net of tax, is expected to be reclassified to interest expense during the next twelve months as the hedged interest payments occur.

ACCOUNTING FOR GAINS AND LOSSES ON DEBT EXTINGUISHMENT. These statements have been revised to reflect the application of SFAS No. 145, "Rescission of Financial Accounting Standards Board (FASB) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145), which dictates that gains and losses on debt extinguished are no longer classified as extraordinary items. This provision is effective for transactions occurring and financial statements issued after May 15, 2002. Panhandle has adopted SFAS No. 145 and the implementation resulted in a reclassification of $1 million of amounts related to debt retirements previously reflected as Extraordinary Gain to Other Income, Net for the three and nine months ended September 30, 2002. During the third quarter of 2003, Panhandle recorded a pre-tax gain on the extinguishment of debt of approximately $6.1 million ($3.7 million, net of tax) and is classified as Other Income, Net, pursuant to the requirements of SFAS No. 145.

ACCOUNTING FOR TAXES. For federal and certain state income tax purposes, after converting to LLCs, Panhandle and certain subsidiaries are not treated as a separate taxpayer. Instead, its income is taxable to Southern Union. Pursuant to a tax sharing agreement with Southern Union, which is subject to modification or amendment, Panhandle will pay its share of taxes based on its taxable income, which will generally equal the liability which would have been incurred as a separate taxpayer. Panhandle will receive credit from Southern Union for differences in tax depreciation resulting from the like-kind exchange over the taxable life of the related assets, as described in Note 2, Southern Union Acquisition.

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

SFAS NO. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" (SFAS NO. 143): In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("ARO"), which is effective for fiscal years beginning after June 15, 2002. The standard requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Panhandle adopted the new rules on asset retirement obligations on January 1, 2003. Adoption of the new rule resulted in an increase in net property, plant and equipment of $10 million, recognition of an asset retirement obligation of $6 million,

                        PANHANDLE EASTERN PIPE LINE, LLC

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


and a cumulative effect of adoption that increased net income and stockholder's equity by $2 million, net of tax; and there were no settlements during the 2003 periods presented. Accretion expense during 2003 through June 11, 2003 was approximately $0.3 million, and $0.2 million for the period June 12 through September 30, 2003. Accretion expense for the first three quarters of 2002 would have been approximately $0.3 million on a pro forma basis as if the accounting pronouncement had been applied during such period.

The fair value of ARO liabilities has been calculated using an expected present value technique. This technique reflects assumptions, such as costs, inflation, and profit margin that third parties would consider in order to take on the settlement of the obligation. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in Panhandle's ARO fair value estimate since a reasonable estimate could not be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, such as assets with an indeterminate life, the liability will be recognized when a reasonable estimate of fair value can be made. Generally, property such as onshore transmission assets has an indeterminate life, retirement cash flows cannot be determined and there is a low probability of a retirement date. Therefore no liability has been recorded for these assets. The initial measurement of the ARO liability for some of Panhandle's offshore lateral lines is based largely on cost estimates from third parties.

The following table is a general description of the ARO and its associated long-lived assets.

SEPTEMBER 30, 2003                                                                                           IN MILLIONS
------------------------------------------------------------------------------------------------------------------------
                                           IN SERVICE
ARO DESCRIPTION                               DATE                 LONG LIVED ASSETS                              AMOUNT
---------------                            ----------              -----------------                              ------
Retire offshore lateral lines                 Various              Panhandle offshore lateral lines                 $9.9

The following table is a reconciliation of the carrying amount of the ARO.

SEPTEMBER 30, 2003                                                                                                  IN MILLIONS
-------------------------------------------------------------------------------------------------------------------------------
                                                                      ARO LIABILITY
                    -----------------------------------------------------------------------------------------------------------
                                                                  PRE-ACQUISITION      POST-ACQUISITION
                                                                  ---------------      ----------------
                                                                    JAN 1-JUN 11        JUN 12-SEPT 30
                    PRO FORMA                                            2003                 2003        CASH FLOW
ARO DESCRIPTION          1/1/02    1/1/03     INCURRED    SETTLED               ACCRETION                 REVISIONS     9/30/03
---------------          ------    ------     --------    -------   -----------------------------------   ---------     -------
Offshore laterals          $5.6      $6.0         $0.8          -        $0.3                 $0.2                -        $7.3


During the second quarter of 2003 Panhandle reclassified $27 million of negative salvage previously included in accumulated depreciation to other non-current liabilities for amounts collected for asset retirement obligations on certain assets which are not recordable as SFAS No. 143 liabilities but represent other legal obligations.

SFAS NO. 145: Issued by the FASB on April 30, 2002, this Standard rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (SFAS No. 4), and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements" (SFAS No. 64). As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets the criteria set forth in Accounting Principles Board Opinion (APB) No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This provision is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases" (SFAS No.
13), to require sale-leaseback

                        PANHANDLE EASTERN PIPE LINE, LLC

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


accounting for certain lease modifications that have similar economic impacts to sale-leaseback transactions (SFAS No. 13). This provision is effective for transactions occurring and financial statements issued after May 15, 2002. Panhandle has adopted SFAS No. 145 and the implementation resulted in a reclassification of $1 million of amounts related to debt retirements which were previously reflected as Extraordinary Gain to Other Income, Net for the three and nine months ended September 30, 2002. During the third quarter of 2003 Panhandle recognized a $6.1 million ($3.7 million, net of tax) gain on debt extinguishment and is classified as Other Income, Net, pursuant to the requirements of SFAS No. 145.

SFAS NO. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES" (SFAS NO. 146): Issued by the FASB in July 2002, this standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supersedes previous accounting guidance, FASB's Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). This standard is effective for exit or disposal activities initiated after December 31, 2002. The scope of SFAS No.146 includes, (1) costs related to termination benefits of employees who are involuntarily terminated, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. Any future exit or disposal activities that Panhandle may engage in will be subject to the provisions of this statement. Panhandle adopted SFAS No. 146 during the first quarter of 2003 and has determined the application of SFAS No. 146 has no impact on its consolidated financial position or results of operations.

SFAS NO. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123" (SFAS NO. 148): Issued by the FASB in December 2002, this standard provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of the statement are effective as of December 31, 2002 and interim disclosure provisions are effective for interim financial reports starting in 2003. Panhandle has adopted the fair value based method of accounting for stock-based employee compensation effective December 31, 2002, the amounts of which were immaterial during the fourth quarter of 2002, applying the prospective method of adoption which requires recognition of all employee awards granted, modified, or settled after the beginning of the year in which the recognition provisions are first applied. Panhandle has adopted SFAS No. 148 for new awards granted since January 1, 2002, which resulted in no expense recorded during the 2003 periods presented. CMS retained financial responsibility for all stock options issued prior to June 11, 2003, and no options have been subsequently granted.

SFAS NO. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" (SFAS NO. 149): In April 2003, the FASB issued SFAS No. 149, which is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The standard (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Panhandle adopted SFAS No. 149 during the third quarter of 2003 and has determined that the application of SFAS No. 149 has no impact on its consolidated financial position or results of operations.

SFAS NO. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" (SFAS NO. 150): In May 2003, the FASB issued SFAS No. 150, which becomes effective at the beginning of the first interim period beginning after June 15, 2003. The standard establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The standard further defines and requires that certain

                        PANHANDLE EASTERN PIPE LINE, LLC

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


instruments within the scope of SFAS No. 150 be classified as liabilities on the financial statements. Panhandle adopted SFAS No. 150 during the third quarter of 2003 and has determined that the application of SFAS No. 150 has no impact on its consolidated financial position or results of operations.

FASB INTERPRETATION NO. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS": Issued by the FASB in November 2002, the interpretation expands on existing disclosure requirements for most guarantees, and clarifies that at the time a company issues a guarantee the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The interpretation is effective for guarantees issued or modified on and after January 1, 2003. For contracts that are within the initial recognition and measurement provision of this interpretation, the provisions are to be applied to guarantees issued or modified after December 31, 2002.

FASB INTERPRETATION NO. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES":
Issued by the FASB in January 2003, the interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. Certain disclosure requirements apply to all financial statements initially issued after January 31, 2003. Panhandle has adopted the interpretation effective January 1, 2003 and the implementation had no impact on the financial statements presented.

On October 3, 2003, the Financial Accounting Standards Board directed FASB staff to issue a FASB Staff Position deferring the effective date for applying the provisions of Interpretation No. 46 for a decision maker that receives fees paid by a variable interest entity if the fee has no variability and decision maker has no exposure to the expected losses of the entity and no right to expected residual returns of the entity. In those circumstances, the decision maker should not apply the provisions of Interpretation No. 46 to that variable interest entity until the Board has completed its consideration of a modification to the application of Interpretation No. 46 that may affect those parties. The current FASB Staff Position should not impact Panhandle's financial statements presented.

2.  SOUTHERN UNION ACQUISITION

On June 11, 2003, Southern Union acquired Panhandle from CMS Energy Corporation for approximately $582 million in cash and three million shares of Southern Union common stock (before adjustment for subsequent stock dividends) valued at approximately $49 million based on market prices at closing and in connection therewith incurred transaction costs estimated at approximately $30 million. Southern Union also incurred additional deferred state income tax liabilities estimated at $18 million as a result of the transaction. At the time of the acquisition, Panhandle had approximately $1.159 billion of debt outstanding that it retained. Southern Union funded the cash portion of the acquisition with approximately $437 million in cash proceeds it received for the January 1, 2003 sale of its Texas operations, approximately $121 million of the net proceeds it received from concurrent common stock and equity units offerings and with working capital available to Southern Union. Southern Union structured the Panhandle acquisition and the sale of its Texas operations to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. Panhandle, and five of its subsidiaries, as well as the Southern Union subsidiary that became Panhandle's direct parent upon the acquisition, converted from Delaware corporations to Delaware limited liability companies in June 2003.

Under the terms of the Panhandle sale agreement, CMS was entitled to retain Panhandle's ownership interests in and obligations associated with the Centennial Pipeline, LLC (Centennial) and Guardian Pipeline, L.L.C. (Guardian) pipeline projects, as well as certain of Panhandle's net deferred tax assets of

                        PANHANDLE EASTERN PIPE LINE, LLC

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


$28 million, all tax liabilities of $17 million, net pension liabilities recorded of $43 million, other net postretirement liabilities recorded of $16 million and other net liabilities of $3 million. CMS also retained financial responsibility for all existing stock options. Panhandle disposed of its interest in Centennial and Guardian and the Guardian related cash collateral was transferred to CMS. The Note Receivable from CMS Capital Corp. (CMS Capital), a subsidiary of CMS Energy Corporation was eliminated in the sale as the purchase by Southern Union from CMS included the offsetting Note Payable of CMS Capital and thus the note was eliminated in pushdown accounting and subsequently extinguished. For further information, see Note 5, Related Party Transactions. On March 1, 2003, certain assets previously held by CMS with a net book value of $15 million were contributed to Panhandle by CMS and was included in the Southern Union purchase.

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

The following table summarizes the changes in owner's equity associated with the acquisition as of June 11, 2003 including details of the estimated fair value adjustment to the pre-acquisition carrying amounts of the net assets acquired. Panhandle is in the process of obtaining outside appraisals of the assets acquired and liabilities assumed, which are expected to be completed by December 31, 2003; thus, the allocation of the purchase price is preliminary and subject to change.

                                                                                 IN MILLIONS
Owner's Equity, pre-acquisition                                                 $        746
Fair value adjustments to pre-acquisition net assets:
  Current assets, excluding system gas                                  (1)
  System gas                                                            13
  Property, plant and equipment (excluding intangibles)                257
  Intangibles                                                           20
  Goodwill                                                            (113)
  Deferred debt costs                                                  (14)
  Current liabilities                                                  (31)
  Long-term debt                                                       (64)
                                                                      ----
    Net fair value adjustments                                                            67
  Net liabilities retained by CMS                                                         51
  Elimination of CMS Capital Note Receivable                                            (185)
  Deferred tax liability                                                                 (85)
                                                                                ------------
Owner's Equity, post-acquisition                                                $        594
                                                                                ============

Based on the preliminary purchase price allocations which are subject to change, the acquisition resulted in the recognition of intangible assets relating to customer relationships of approximately $20 million as of the acquisition date. These intangibles are currently being amortized over a period of five years, pending final determination of estimated remaining useful life. As of June 30, 2003 and September 30, 2003, the carrying amount of these intangibles was approximately $20 million and $19 million, respectively, and is included in Property, Plant and Equipment on the Consolidated Balance Sheet. The accumulated amortization expense for the three month period ended September 30, 2003 related to these intangibles was $1 million.

                        PANHANDLE EASTERN PIPE LINE, LLC

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


3.  REGULATORY MATTERS

In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle Eastern Pipe Line. FERC ordered these pipelines to refund these amounts to their customers. In June 2001, Panhandle Eastern Pipe Line filed with the FERC a proposed settlement, which was supported by most of the customers and affected producers. The settlement provides for the producers to refund and the customers to accept a reduction from the amounts originally billed to the producers. In October 2001, the FERC approved that settlement. The settlement provided for a resolution of the Kansas ad-valorem tax matter on the Panhandle Eastern Pipe Line system for a majority of refund amounts. However, certain producers and the state of Missouri elected not to participate in the settlement. A FERC hearing to resolve all outstanding issues was held on October 16, 2003; initial briefs are due November 20, 2003, reply briefs are due December 19, 2003 and an initial decision is scheduled to be issued in February 2004. At September 30, 2003 and December 31, 2002, accounts receivable included $8 million for tax collections due from natural gas producers. At September 30, 2003 and December 31, 2002, other current liabilities included $12 million for tax collections due to customers. On January 2, 2003, the Commission issued an order indicating its intention to cease collection efforts for approximately $5 million of the amounts due from affected producers. Remaining amounts collected but not refunded are subject to refund pending resolution of issues remaining in the FERC docket and Kansas intrastate proceeding.

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

In December 2002, FERC approved a Trunkline LNG certificate application to expand the Lake Charles facility to approximately 1.2 billion cubic feet per day of sendout capacity versus the current capacity of 630 million cubic feet per day. BG LNG Services, Inc., a subsidiary of BG Group of the United Kingdom (BG LNG Services) has contract rights for the 570 million cubic feet per day of additional capacity. Construction on the Trunkline LNG expansion project commenced in September 2003. In October 2003, FERC approved an amended filing with certain facility modifications. The filing included modifications which will not affect the authorized additional storage capacity and daily sendout capability and confirms the revised in-service date of January 1, 2006.

4.  GOODWILL

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Panhandle adopted the provisions of SFAS No. 142 as of January 1, 2002. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment annually in accordance with the provisions of SFAS No. 142. SFAS No. 142's transitional goodwill impairment evaluation required Panhandle to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. Panhandle's goodwill, which resulted from its acquisition by CMS in March 1999, was tested for impairment as of January 1, 2002, based on valuations by outside appraisers. As defined in SFAS No. 142, Panhandle was considered a single reporting unit. The fair value of the reporting unit was determined using a combination of the income approach based on discounted cash flows and a market approach using public guideline companies and market transactions. The goodwill impairment amount was determined by comparing the fair value of goodwill to book value. The goodwill impairment test resulted in a $601 million pre-tax write-down ($369 million after-tax) and was recorded retroactive to the first quarter of 2002 as the cumulative effect of a change in accounting for goodwill, pursuant to the requirements of SFAS No. 142.

                        PANHANDLE EASTERN PIPE LINE, LLC

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


On June 11, 2003, Southern Union completed its acquisition of Panhandle from CMS. Based on the preliminary purchase price allocations, which rely on estimates and are subject to change based on the final outside appraisal, the acquisition results in no recognition of goodwill as of the acquisition date. The final appraisal may result in some of the purchase price being allocated to goodwill.

5.  RELATED PARTY TRANSACTIONS

                                     POST-               PRE-                                                      PRE-
                                  ACQUISITION        ACQUISITION                                               ACQUISITION
                                ----------------   ----------------                                          ----------------
                                                                            POST-              PRE-
                                     THREE              THREE            ACQUISITION        ACQUISITION           NINE
                                     MONTHS             MONTHS         ----------------   ----------------        MONTHS
                                     ENDED              ENDED              JUNE 12 -        JANUARY 1-            ENDED
                                  SEPTEMBER 30,     SEPTEMBER 30,        SEPTEMBER 30,        JUNE 11,        SEPTEMBER 30,
                                      2003              2002                 2003              2003                2002
                                ----------------   ----------------    ----------------   ----------------   ----------------
                                                     IN MILLIONS
Transportation and storage
 of natural gas                 $              1   $             14                   1   $             28   $             42
LNG terminalling revenue                      --                  1                  --                 --                  2
Other operating revenues                      --                 (1)                 --                 --                 (3)
Operation and maintenance and
  management & royalty fees                    3                  4                   3                 --                 12
Other expenses (a)                             9                  5                   9                 10                 22
Interest income                               --                  3                  --                  6                  6


(a) Includes allocated benefit plan costs


Panhandle has a number of significant transactions with former related parties. Revenue transactions, primarily for the transportation of natural gas for Consumers and other CMS affiliates which were related parties until June 11, 2003, are based on regulated prices, market prices or competitive bidding. Panhandle will continue transporting gas for these former related parties under the contracts currently in effect, and thereafter if contracts are renewed. Panhandle has transportation revenues with Missouri Gas Energy, a Southern Union division, which accounts for approximately 1 percent of annual consolidated revenues.

Prior to June 12, 2003, related party expenses include payments for services provided by former affiliates, as well as allocated CMS benefit plan costs. Panhandle, through CMS, provided retirement benefits under a number of different plans, including certain health care and life insurance under OPEB, benefits to certain management employees under a supplemental executive retirement plan
(SERP), and benefits to substantially all its employees under a trusteed, non-contributory, deferred benefit pension plan and a defined contribution 401(k) plan. Following the June 11, 2003 acquisition by Southern Union, Panhandle instituted certain retiree health care and life insurance benefits under OPEB and added certain benefits to substantially all of its employees under a defined contribution 401(k) plan. Effective January 1, 2003, and until the sale of Panhandle on June 11, 2003, CMS ceased charging Panhandle management and royalty fees. Subsequent to June 11, 2003, related party expenses primarily include payments for services provided by Southern Union, including corporate services and management and royalty fees implemented by Southern Union.

Other operating revenue for the three and nine month periods ended September 30, 2002 includes equity losses primarily related to Centennial. On February 10, 2003, Panhandle sold its one-third interest in Centennial for $40 million to Centennial's two unaffiliated other partners. There was no income or loss related to Centennial in the first quarter of 2003. In March 2003, $40 million of cash from the sale of

                        PANHANDLE EASTERN PIPE LINE, LLC

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Centennial was distributed to CMS as a return of capital.

Interest income includes zero and $2 million for the three months ended September 30, 2003 and September 30, 2002, respectively, and $6 million and $6 million for the period January 1 through June 11, 2003 and the nine months ended September 30, 2002, respectively, related to interest on the Note receivable from CMS Capital. The Note receivable from CMS Capital of $185 million as of the acquisition date ($60 million at December 31, 2002) has since been eliminated under pushdown accounting effective June 12, 2003, following the acquisition of Panhandle by Southern Union. (See Note 2, Southern Union Acquisition). The $150 million portion of the note classified as a reduction to equity as of the acquisition date was also eliminated.

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

Panhandle has loaned $74 million to Southern Union during the third quarter of 2003 pursuant to a demand note with Southern Union under a cash management program. Panhandle is credited with interest on the note at a one month LIBOR rate.

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:

                                                          POST-ACQUISITION     PRE-ACQUISITION
                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                2003                2002
                                                          ----------------    ----------------
                                                            IN MILLIONS
Note receivable - Southern Union                          $             74    $             --
Note receivable - CMS Capital                                           --                  60
Accounts receivable                                                      1                   5
Accounts receivable - tax                                               --                   4
Accounts payable                                                        13                   8
Owners equity - Tax sharing receivable - Southern Union                (85)                 --
Owners equity - Note receivable - CMS Capital                           --                (150)


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

At December 31, 2002, Panhandle had an intercompany tax receivable of $4 million representing an estimated amount to be received from CMS for federal income taxes. The $4 million tax receivable balance was eliminated with the sale of Panhandle to Southern Union.

On March 10, 2003, Panhandle's ownership interest in Guardian was transferred to CMS as a return of capital at the book value of $28 million and Panhandle was released from its guarantee obligations

                        PANHANDLE EASTERN PIPE LINE, LLC

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


associated with the Guardian non-recourse guaranty by the note holders (see Note 7, Commitments and Contingencies). As a result, the $63 million in special deposits which collateralized the guaranty and had been reflected as restricted cash in Panhandle's financial statements were advanced to CMS Capital as part of the demand Note Receivable from CMS Capital and were then made available to CMS Gas Transmission.

On March 1, 2003, certain assets held by CMS with a net book value of $15 million were contributed to Panhandle by CMS and so were included in Southern Union's acquisition of Panhandle.

6.  DEBT

In accordance with the purchase method of accounting and accounting principles generally accepted in the United States of America, the debt retained by Panhandle when it was acquired by Southern Union was recorded at its fair value on Panhandle's balance sheet as of June 11, 2003. The valuation resulted in debt premiums being recorded of $63 million in excess of the principal amount of the debt due to lower current market interest rates for comparable debt. During the third quarter of 2003, approximately $5 million of the debt premium was amortized as a reduction in interest expense. Also, $31.1 million of the remaining $57.2 million of debt premium was retired during the third quarter of 2003 as a result of the Panhandle tender offer, resulting in $26.1 million to be amortized. These premiums will be amortized over the remaining life of the respective debt issues.

In June 2003, Panhandle retired approximately $33 million of remaining balance of the $30 million and $10 million of short-term loans which were obtained in December 2002 and January 2003, respectively.

Panhandle has $1.211 billion of debt recorded at September 30, 2003, of which $210 million is current. A total of $938 million of Panhandle's debt principal is at fixed rates ranging from 4.8 percent to 8.25 percent, with $273 million of variable rate bank loans secured by the Trunkline LNG facilities.

Panhandle's senior unsecured note provisions are not directly impacted by debt rating changes, but are subject to other requirements such as the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained and limitations on liens. At September 30, 2003, Panhandle was subject to a $114 million limitation on additional restricted payments, including dividends and loans to affiliates.

At September 30, 2003, Panhandle had scheduled debt payments of $3 million, $210 million, $13 million, $14 million, $232 million and $739 million for the remainder of 2003 and for the years 2004 through 2007 and thereafter, respectively.

Based on the terms of an agreement between Southern Union and Missouri Public Service Commission (MPSC), Southern Union is prohibited from making loans or investing additional funds in Panhandle or providing guarantees of Panhandle obligations without prior approval of the MPSC.

In July 2003 Panhandle announced a tender offer for any and all of the $747 million outstanding principal amount of five of its series of senior notes outstanding at that point in time (the Panhandle Tender Offer) and also called for the redemption of all of the outstanding $135 million principal amount of its two series of debentures that were outstanding (the Panhandle Calls). Panhandle repurchased approximately $378 million of the principal amount of its outstanding debt through the Panhandle Tender Offer for total consideration of approximately $396 million plus accrued interest through the purchase date. Panhandle also redeemed its approximately $135 million of debentures for total consideration of $139 million including the specified call premium, plus accrued interest through the redemption dates. As a result of these transactions, Panhandle has recorded a pre-tax gain on the extinguishment of debt of approximately $6.1 million ($3.7 million, net of tax) in the third quarter of 2003 due to increases in interest rates

                        PANHANDLE EASTERN PIPE LINE, LLC

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


subsequent to the acquisition date, which has been classified as Other Income, Net, pursuant to the requirements of SFAS No. 145. In August 2003, Panhandle issued $550 million of senior notes, of which $300 million is a new five year senior note at 4.8 percent and $250 million is a new ten year senior note at
6.05 percent, principally to refinance the repurchased notes and redeemed debentures. Panhandle's new five year and new ten year notes are subject to requirements such as the maintenance of a fixed charge coverage ratio and a leverage ratio which restricts certain payments if not maintained and limitations on liens. Also in August and September 2003, Panhandle repurchased $3.2 million principal amount of its senior notes on the open market through two transactions for total consideration of $3.4 million, plus accrued interest through the repurchase date. Listed below are the principal amounts of notes tendered as of August 14, 2003.

DESCRIPTION OF THE NOTES                                    PRINCIPAL AMOUNT TENDERED
----------------------------------------------------        -------------------------
6.125% Senior Notes Due 3/15/04                             $             144,420,000
7.875% Senior Notes Due 8/15/04                                            47,545,000
6.500% Senior Notes Due 7/15/09                                            98,357,000
8.250% Senior Notes Due 4/1/10, Series B                                   18,350,000
7.000% Senior Notes Due 7/15/29                                            69,585,000

7.  COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS: Panhandle has contractual obligations with regards to future payments of operating leases and natural gas storage service. The following table summarizes Panhandle's expected contractual obligations and commitments at September 30, 2003.

                        REMAINDER
IN MILLIONS                2003         2004         2005         2006         2007      THEREAFTER
                        ----------   ----------   ----------   ----------   ----------   ----------
Operating leases (1)    $        3   $       12   $       11   $       10   $        3   $        4

Storage contracts (2)            3           10            9            9            9           64
                        ----------   ----------   ----------   ----------   ----------   ----------
Total                   $        6   $       22   $       20   $       19   $       12   $       68
                        ==========   ==========   ==========   ==========   ==========   ==========

1)  Lease of various assets utilized for operations

2)  Charges for third party storage capacity

CAPITAL EXPENDITURES: Panhandle estimates expenditures associated with the LNG terminal expansion to be $22 million for the remainder of 2003, $65 million in 2004 and $28 million in 2005. These estimates were developed for budgetary planning purposes and are subject to revision.

LITIGATION: Panhandle is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, Panhandle has made accruals in accordance with SFAS No. 5 in order to provide for such matters. Management believes the final

                        PANHANDLE EASTERN PIPE LINE, LLC

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


disposition of these proceedings will not have a material adverse effect on its consolidated results of operations, liquidity or financial position.

ENVIRONMENTAL MATTERS: Panhandle's interstate natural gas transportation operations are subject to federal, state and local regulations regarding water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its gas transmission systems and has undertaken cleanup programs at these sites. The contamination resulted from the past use of lubricants containing polychlorinated bi-phenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle has developed and is implementing a program to remediate such contamination in accordance with federal, state and local regulations. Some remediation is being performed by former Panhandle affiliates in accordance with indemnity agreements that also indemnify against certain future environmental litigation and claims.

As part of the cleanup program resulting from contamination due to the use of lubricants containing PCBs in compressed air systems, Panhandle Eastern Pipe Line and Trunkline have identified PCB levels above acceptable levels inside the auxiliary buildings that house the air compressor equipment at thirty-two compressor station sites. Panhandle has developed and is implementing a United States Environmental Protection Agency (EPA) approved process to remediate this PCB contamination in accordance with federal, state and local regulations. One site has been decontaminated per the EPA approved process as prescribed in the EPA regulations.

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

Panhandle expects these cleanup programs to continue for several years and has estimated its share of remaining cleanup costs not indemnified by Duke Energy Corporation (Duke Energy), a non-affiliated company, to range from $11 million to $18 million. Panhandle has accrued approximately $15 million of such costs, of which $4 million is included in Other Current Liabilities for the estimated current amounts and $11 million is included in Other Non-current Liabilities on the Consolidated Balance Sheet at September 30, 2003. At December 31, 2002, Panhandle had $4 million included in Other Current Liabilities and $18 million included in Other Non-current Liabilities.

AIR QUALITY CONTROL: In 1998, the EPA issued a final rule on regional ozone control that requires Panhandle to place controls on engines in five Midwestern states. The part of the rule that affects Panhandle was challenged in court by various states, industry and other interests, including Interstate Natural Gas Association of America (INGAA), an industry group to which Panhandle belongs. In March 2000, the court upheld most aspects of the EPA's rule, but agreed with INGAA's position and remanded to the EPA the sections of the rule that affected Panhandle. The final rule is expected no earlier than early

                        PANHANDLE EASTERN PIPE LINE, LLC

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


2004. Based on an EPA guidance document negotiated with gas industry representatives in 2002, it is believed that Panhandle Energy will be required to reduce nitrogen oxide (Nox) emissions by 82% on the identified large internal combustion (IC) engines and will be able to trade off engines within a company and State in an effort to create a cost effective NOx reduction solution. The implementation date is expected to be May 2007. The rule impacts 20 large internal combustion engines on the Panhandle system in Illinois and Indiana at an approximate cost of $17 million for capital improvements, consistent with budget projections.

EPA proposed various Maximum Achievable Control Technology (MACT) rules in late 2002 and early 2003. The rules require that Panhandle Eastern Pipe Line and Trunkline control Hazardous Air Pollutants (HAPS) emitted from Major sources by 90% of carbon monoxide (CO) emissions. Most of Panhandle Eastern Pipe Line and Trunkline compressor stations are major sources. The HAP's pollutant of concern for Panhandle Eastern Pipe Line and Trunkline is formaldehyde. As proposed, the rule seeks to reduce CO emissions as a surrogate for formaldehyde. For IC engines, the control technology would be the use of non-selective catalytic reduction catalysts and the expected implementation date is February 2007. For Turbines, the control technology would be the use of oxidation catalysts and the expected implementation date is December 2007. Panhandle Eastern Pipe Line and Trunkline have 28 IC engines and two turbines subject to the rules. It is expected that compliance with these regulations will cost approximately $8 million, consistent with budget projections.

The Illinois Environmental Protection Agency issued a permit in February of 2002, requiring the installation of certain capital improvements at the Glenarm compressor station facility at a cost of approximately $3 million. Controls were installed on two engines in 2002 and on two additional engines in 2003 in accordance with the 2002 permit.

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

CONTROLLED GROUP PENSION LIABILITIES: Southern Union (including certain of its divisions) sponsors a number of defined benefit pension plans arising from any of its (including any of its present or former divisions) or a predecessor's business at some time before or when Southern Union acquired Panhandle. Under applicable pension and tax laws, upon being acquired by Southern Union, each of Panhandle and its subsidiaries became a member of Southern Union's "controlled group" with respect to those plans, and,

                        PANHANDLE EASTERN PIPE LINE, LLC

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


along with Southern Union and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated. In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union's controlled group, including Panhandle and each of its subsidiaries. As of June 30, 2003, the aggregate amount of the projected benefit obligations of these pension plans was approximately $337 million and the estimated fair value of all of the assets of these plans was approximately $237 million.

OTHER COMMITMENTS AND CONTINGENCIES: In 1993, the U.S. Department of the Interior announced its intention to seek, through its Minerals Management Service (MMS), additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements and buyouts and buydowns of gas sales contracts with natural gas pipelines. Panhandle Eastern Pipe Line and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact, which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle Eastern Pipe Line and Trunkline may file with FERC to recover a portion of these costs from pipeline customers. Management believes these commitments and contingencies will not have a materially adverse effect on consolidated results of operations, liquidity or financial position.

In conjunction with its acquisition by Southern Union, Panhandle initiated a workforce reduction initiative designed to reduce the workforce by approximately 5 percent. The workforce reduction initiative was an involuntary plan with a voluntary component, and was fully implemented by the end of the third quarter of 2003. Total estimated workforce reduction initiative costs are approximately $9 million which are a portion of the $30 million of additional transaction costs incurred (see Note 2, Southern Union Acquisition).

Hope Land Mineral Corporation contends that it owns the storage rights to property that contains a portion of Panhandle's Howell storage field. During June 2003, the Michigan Court of Appeals reversed the trial court's previous order, which had granted summary judgment in favor of Panhandle and dismissed the case. Panhandle filed an appeal of the Court of Appeals order with the Michigan Supreme Court. Panhandle does not believe the outcome of this case will have a material adverse effect on its consolidated financial position or results of operations.

On September 10, 2003, Panhandle provided a guarantee to CB&I Constructors, Inc., for the full performance by Trunkline LNG, its subsidiary, of the engineering, procurement and construction contract (the "Contract") between Trunkline LNG and CB&I Constructors, Inc. The Contract is for the construction of the expansion of the Trunkline LNG Lake Charles facility, and covers approximately $90 million of the remaining cost of the expansion over the next three years. Under the terms of the guarantee, Panhandle would be required to perform should Trunkline LNG be in default of its obligation, as it relates to services already rendered. The terms of this guarantee, in general, coincides with the terms of the underlying agreement. There are no amounts being carried as liabilities for Panhandle's obligations under these guarantees.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ACQUISITION OF PANHANDLE

See Note 2 of the Condensed Notes to the Consolidated Financial Statements.

On June 11, 2003, Southern Union acquired Panhandle from CMS Energy Corporation for approximately $582 million in cash and three million shares of Southern Union common stock (before adjustment for subsequent stock dividends) valued at approximately $49 million based on market prices at closing and in connection therewith incurred transaction costs estimated at approximately $30 million. Southern Union also incurred additional deferred state income tax liabilities estimated at $18 million as a result of the transaction. At the time of the acquisition, Panhandle had approximately $1.159 billion of debt outstanding that it retained. Southern Union funded the cash portion of the acquisition with approximately $437 million in cash proceeds it received for the January 1, 2003 sale of its Texas operations, approximately $121 million of the net proceeds it received from concurrent common stock and equity units offerings and with working capital available to Southern Union. Southern Union structured the Panhandle acquisition and the sale of its Texas operations to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. Panhandle and five of its subsidiaries as well as the Southern Union subsidiary that became Panhandle's direct parent upon the acquisition converted from Delaware corporations to Delaware limited liability companies in June 2003.

Under the terms of the Panhandle sale agreement, CMS was entitled to retain Panhandle's ownership interests in and obligations associated with the Centennial and Guardian pipeline projects, as well as certain of Panhandle's net deferred tax assets, all tax liabilities, and pension and other postretirement assets and liabilities. In accordance with the agreement, Panhandle disposed of its interest in Centennial and Guardian and the Guardian related cash collateral has been transferred to CMS. The Note Receivable from CMS Capital was eliminated in the sale as the purchase by Southern Union from CMS included the offsetting Note Payable of CMS Capital and thus the note was eliminated in pushdown accounting. For further information, see Note 5, Related Party Transactions. On March 1, 2003, certain assets previously held by CMS with a net book value of $15 million were contributed to Panhandle by CMS and so was included in the Southern Union purchase.

The acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted within the United States of America with Panhandle allocating the purchase price paid by Southern Union to Panhandle's net assets as of the acquisition date based on preliminary estimates. Accordingly, the post-acquisition financial statements reflect a new basis of accounting and pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable. Assets acquired and liabilities assumed are recorded at their estimated fair value and are subject to further assessment and adjustment pending the results of third party appraisals of the assets and liabilities.

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

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the following: customer growth; gas throughput volumes and available sources of natural gas; discounting of transportation rates due to competition, which could adversely affect Panhandle's results of operations; abnormal weather conditions in Panhandle's service territories; new legislation and government regulations affecting or involving Panhandle; ability to comply with or to challenge successfully existing or new environmental regulations; the outcome of pending and future litigation; the impact of relations with labor unions of bargaining-unit union employees; the impact of future rate cases or regulatory rulings; ability to control costs successfully and achieve operating efficiencies, including the purchase and implementation of new technologies for achieving such efficiencies; the nature and impact of any extraordinary transactions, such as any acquisition or divestiture of a business unit or any assets; the economic climate and growth in our industry and service territories and competitive conditions of energy markets in general; inflationary trends; changes in gas or other energy market commodity prices and interest rates; the current market conditions causing more customer contracts to be of shorter duration, which may increase revenue volatility; exposure to customer concentration with a significant portion of revenues realized from a relatively small number of customers and any credit risks associated with the financial position of those customers; Panhandle or any of its affiliates' debt securities ratings; factors affecting operations such as maintenance or repairs, environmental incidents or gas pipeline system constraints; the possibility of war or terrorist attacks; and other risks and unforeseen events.

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

CRITICAL ACCOUNTING POLICIES

See Note 1 of the Condensed Notes to the Consolidated Financial Statements.

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

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


USE OF ESTIMATES: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The principles of SFAS No. 5 guide the recording of contingent liabilities within the financial statements. Certain accounting principles require subjective and complex judgments used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgment, estimates or assumptions that are used. Such estimates and assumptions, include, but are not specifically limited to: depreciation and amortization, interest rates, discount rates, health care trend rates, inflation rates, future commodity prices, mark-to-market valuations, investment returns, volatility in the price of Southern Union and CMS Common Stock, impact of new accounting standards, future costs associated with long-term contractual obligations, future compliance costs associated with environmental regulations and continuing creditworthiness of counterparties. Although these estimates are based on management's knowledge of current expected future events, actual results could materially differ from those estimates.

RESULTS OF OPERATIONS

On June 11, 2003, Southern Union acquired Panhandle from CMS. The acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted in the United States of America with Panhandle allocating the purchase price paid by Southern Union to Panhandle's net assets as of the acquisition date based on preliminary estimates. Accordingly, the post-acquisition financial statements reflect a new basis of accounting and pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable. However, since results for the matching prior year stub periods are not available the results of operations below are being presented on a combined pre-acquisition and post-acquisition basis and we view this presentation as meaningful in discussing our operating results. Assets acquired and liabilities assumed are recorded at their estimated fair value and are subject to further assessment and adjustment pending the results of outside appraisals of the assets acquired and liabilities assumed, which are expected to be completed by December 31, 2003. The most significant impacts of the new basis of accounting going forward are expected to be, based on preliminary estimates, higher depreciation expense due to the step-up of depreciable assets and assignment of purchase price to certain amortizable intangible assets, and lower interest costs (though not cash payments) for the remaining life of debt due to its revaluation and related debt premium amortization.

                                                                 NET INCOME
                                                                IN MILLIONS
                                                            ---------------
SEPTEMBER 30                                                           2003
-------------------------------------------------------     ---------------
Three month presentation
Three month ended September 30, 2003 (Post-acquisition)     $            20
Three months ended September 30, 2002 (Pre-acquisition)                  13
                                                            ---------------
Change                                                      $             7

Nine month presentation

January 1 - June 11, 2003 (Pre-acquisition)                 $            50
June 12 - September 30, 2003 (Post-acquisition)                          25
                                                            ---------------
Combined nine months ended September 30, 2003                            75
Nine months ended September 30, 2002 (Pre-acquisition)                 (315)
                                                            ---------------
Change                                                      $           390
                                                            ===============

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                           NET INCOME
                                          IN MILLIONS
                                        ---------------
                                            THREE
                                            MONTHS
REASONS FOR THE CHANGE:                     CHANGE
------------------------------------    ---------------
Reservation revenue                     $             2
LNG terminalling revenue                              1
Commodity revenue                                     2
Equity and other revenue                              1
Operation, maintenance, and general                  (3)
Depreciation and amortization                        (3)
General taxes                                        (2)
Other income, net                                     4
Interest charges                                      9
Minority interest                                     1
Income taxes                                         (5)
                                        ---------------

Total                                   $             7
                                        ===============

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                      POST-              PRE-            COMBINED         PRE-ACQUISITION
                                   ACQUISITION       ACQUISITION        NINE MONTHS        NINE MONTHS
                                     JUNE 12 -        JANUARY 1 -          ENDED              ENDED               NINE
                                   SEPTEMBER 30,       JUNE 11,         SEPTEMBER 30,      SEPTEMBER 30,         MONTHS
REASONS FOR THE CHANGE:               2003               2003               2003               2002              CHANGE
------------------------------   ---------------    ---------------    ---------------    ---------------    ---------------
Reservation revenue              $            97    $           161    $           258    $           249    $             9
LNG terminalling revenue                      19                 27                 46                 44                  2
Commodity revenue                             20                 36                 56                 47                  9
Equity and other revenue                       3                 10                 13                  7                  6
Operation, maintenance
   and general                               (63)               (91)              (154)              (150)                (4)
Depreciation and amortization                (20)               (23)               (43)               (40)                (3)
General taxes                                 (9)               (12)               (21)               (17)                (4)
Other income, net                              7                  6                 13                  8                  5
Interest charges                             (13)               (36)               (49)               (57)                 8
Income taxes                                 (16)               (30)               (46)               (35)               (11)
Minority interest                             --                 --                 --                 (3)                 3
Extraordinary item                            --                 --                 --                  1                 (1)
Cumulative effect of change in
  accounting principles                       --                  2                  2               (369)               371
                                 ---------------    ---------------    ---------------    ---------------    ---------------
Total                            $            25    $            50    $            75    $          (315)   $           390
                                 ===============    ===============    ===============    ===============    ===============

For the three months ended September 30, 2003, Panhandle had net income of $20 million. The increase of $7 million from the three months ended September 30, 2002 is primarily due to higher natural gas transportation volumes resulting from colder weather in 2003 and low storage volumes leading to heavier storage refill volumes being transported by customers.

For the combined nine months ended September 30, 2003, Panhandle had net income of $75 million. The increase of $390 million from the nine months ended September 30, 2002 is primarily due to a goodwill impairment charge of $601 million ($369 million after-tax) in the first quarter of 2002 which was recorded in conjunction with the adoption of SFAS No. 142 and higher natural gas transportation volumes.

RESERVATION REVENUE: For the three and combined nine months ended September 30, 2003, reservation revenue increased $2 million and $9 million, respectively, compared to 2002, due to higher average reservation rates realized on Panhandle due to increased demand during the period.

LNG TERMINALLING REVENUE: For the three and combined nine months ended September 30, 2003, LNG terminalling revenue increased $1 million and $2 million, respectively, compared to 2002 due to higher LNG volumes on the BG LNG Services contract. Trunkline LNG's 22-year agreement with BG LNG Services for the existing uncommitted long-term capacity at the LNG facility became effective in January 2002 (see Note 3, Regulatory Matters).

COMMODITY REVENUE: For the three and combined nine months ended September 30, 2003, commodity revenue increased $2 million and $9 million, respectively, compared to 2002. The change in the three and combined nine months ended September 30, 2003 was primarily due to an increase in commodity volumes. Volumes increased 14 percent for the three months ended

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


September 30, 2003 compared to 2002 and 12 percent for the combined nine months ended September 30, 2003, compared to 2002 primarily due to a colder winter in the midwest market area during the first quarter of 2003 and heavier volumes transported to fill storage in the second and third quarters of 2003.

EQUITY AND OTHER REVENUE: Equity and other revenue for the three and combined nine months ended September 30, 2003 increased $1 million and $6 million, respectively, compared to 2002. The sale of Panhandle's one-third equity interest in Centennial in February 2003, which had been written down to the estimated selling price in the fourth quarter of 2002, resulted in no income recognition for the Centennial equity investment during the first quarter of 2003, while start-up related losses of $2 million and $5 million occurred during the three and nine months ended September 30, 2002, respectively. In addition, gas imbalance cash-out gains in the first quarter of 2003, recouping prior losses, were comparable to a gain of $4 million for the settlement of Order 637 matters related to capacity release and imbalance penalties during the first quarter of 2002 (see Note 3, Regulatory Matters).

OPERATION, MAINTENANCE AND GENERAL: Operation, maintenance and general expenses increased by $3 million and $4 million for the three and combined nine months ended September 30, 2003, compared to 2002, primarily due to higher benefit costs, under recovered Panhandle fuel costs and higher power and fuel costs offset partially by lower corporate charges, which were down approximately $2 million.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased by $3 million for the three and combined nine months ended September 30, 2003 compared to 2002 primarily due to the step-up of depreciable assets and assignment of purchase price to certain shorter-lived amortizable intangible assets related to the Panhandle acquisition offset partially by certain intangible assets becoming fully depreciated in March 2003.

GENERAL TAXES: General taxes increased by $2 million and $4 million for the three and combined nine months ended September 30, 2003 primarily due to higher franchise and payroll taxes.

OTHER INCOME, NET: Other income, net, for the three and combined nine months ended September 30, 2003, increased $4 million and $5 million, respectively, compared to 2002, primarily due to a $6 million gain on debt extinguishment in 2003 partially offset by a $1 million gain recorded in 2002.

INTEREST CHARGES: Interest charges for the three and combined nine months ended September 30, 2003 decreased $9 million and $8 million, respectively, compared to 2002 due to elimination of interest on $129 million of long-term debt principal retired in April 2002 and May 2002, amortization of debt premiums of $4.5 million and $6.4 million for the three and combined nine months ended September 30, 2003, respectively, which were recorded in purchase accounting related to the Panhandle acquisition and reduced interest charges associated to the Panhandle Tender Offering. For further discussion of Panhandle's long-term debt and guarantees, see Note 7, Commitments and Contingencies - Other Commitments and Contingencies.

MINORITY INTEREST: Minority interest decreased $1 million and $3 million for the three and combined nine months ended September 30, 2003, respectively, compared to 2002 due to Panhandle purchasing Dekatherm Investor Trust's interest in LNG Holdings, a directly and indirectly wholly-owned subsidiary of Panhandle Holdings, LLC, during November 2002 for approximately $41 million. As a result, Panhandle owns 100 percent of LNG Holdings and therefore no minority interest exists subsequent to that purchase.

INCOME TAXES: Income taxes during the three and combined nine months ended September 30, 2003, compared to 2002, increased $5 million and $11 million, respectively, due to increases in pretax income, which reflects an effective tax rate of approximately 39 percent and 40 percent for the periods ended September 30, 2003 and September 30, 2002, respectively.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. Available sources of liquidity, including new borrowings from capital markets are expected to cover the refinance obligations of existing debt, of which $146 million of principal matures in March 2004 and an additional $52 million matures in August 2004. Based on our current level of operations, Management believes that cash flow from operations and available cash will be adequate to meet other liquidity needs for at least the next 12 months, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations. Future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors beyond our control.

INVESTING ACTIVITIES. Historically, Panhandle's capital requirements have generally been satisfied through operating cash flow, except that Panhandle relies on access to capital markets for refinancing maturing debt and extraordinary capital expenditures. Capital expenditures associated with the Lake Charles LNG terminal expansion are estimated to be $22 million for the remainder of 2003, $65 million in 2004 and $28 million in 2005. These estimates have been developed for budget planning purposes and are subject to revision.

FINANCING ACTIVITIES. In June and July of 2002, the major debt ratings services lowered their ratings on Panhandle's senior unsecured debt from BBB to BB based on concerns surrounding the liquidity and debt levels of CMS, Panhandle's former indirect parent. Following Panhandle's acquisition by Southern Union, Fitch Ratings, Inc. and Standard & Poors restored Panhandle's ratings to BBB and Moody's raised its rating on Panhandle to Baa3. Panhandle's senior unsecured note provisions are not directly impacted by debt rating changes, but are subject to other requirements such as the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained and limitations on liens. At September 30, 2003, Panhandle was subject to a $114 million limitation on additional restricted payments, including dividends and loans to affiliates. At September 30, 2003, Panhandle was in compliance with all covenants.

At September 30, 2003, Panhandle had scheduled debt payments of $3 million, $210 million, $13 million, $14 million, $232 million and $749 million for the remainder of 2003 and for the years 2004 through 2007 and thereafter, respectively.

Based on the terms of an agreement between Southern Union and the MPSC, Southern Union is prohibited from making loans to or investing additional funds in Panhandle or providing any guarantees of Panhandle obligations without prior approval by the MPSC.

In July 2003, Panhandle announced the Panhandle Tender Offer for any and all of the $747 million outstanding principal amount of five of its series of senior notes outstanding at that point in time and also the Panhandle Calls which called for the redemption of all of the outstanding $135 million principal amount of its two series of debentures that were outstanding. Panhandle repurchased approximately $378 million of the principal amount of its outstanding debt through the Panhandle Tender Offer for total consideration of approximately $396 million plus accrued interest through the purchase date. Panhandle also redeemed its approximately $135 million of debentures for total consideration of $139 million including the specified

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


call premium, plus accrued interest through the redemption dates. As a result of these transactions, Panhandle has recorded a pre-tax gain on the extinguishment of debt of approximately $6.1 million ($3.7 million, net of tax) in the third quarter of 2003 due to increases in interest rates subsequent to the acquisition date, which has been classified as Other Income, Net, pursuant to the requirements of SFAS No. 145. In August 2003, Panhandle issued $550 million of new five and ten year senior notes principally to refinance the repurchased notes and redeemed debentures. Also in August and September 2003, Panhandle repurchased $3.2 million principal amount of its senior notes on the open market through two transactions for total consideration of $3.4 million, plus accrued interest through the repurchase date. Listed below are the principal amounts of notes tendered as of August 14, 2003.

DESCRIPTION OF THE NOTES                          PRINCIPAL AMOUNT TENDERED
-----------------------------------------         -------------------------
6.125% Senior Notes Due 3/15/04                   $             144,420,000
7.875% Senior Notes Due 8/15/04                                  47,545,000
6.500% Senior Notes Due 7/15/09                                  98,357,000
8.250% Senior Notes Due 4/1/10, Series B                         18,350,000
7.000% Senior Notes Due 7/15/29                                  69,585,000

On September 10, 2003, Panhandle provided a guarantee to CB&I Constructors, Inc. for the full performance by Trunkline LNG, its subsidiary, of the engineering, procurement and construction contract (the "Contract") between Trunkline LNG and CB&I Constructors, Inc. (See Note 7, Commitments and Contingencies).

OTHER MATTERS

CUSTOMER CONCENTRATION: For the nine months ended September 30, 2003, sales to Proliance Energy, LLC, a nonaffiliated local distribution company and gas marketer, accounted for 16 percent of Panhandle's consolidated revenues.

Sales to BG LNG Services, a nonaffiliated gas marketer, accounted for 16 percent, and sales to subsidiaries of CMS, the former indirect parent, also accounted for 13 percent of Panhandle's consolidated revenues. No other customer accounted for 10 percent or more of consolidated revenues during the same period. Aggregate sales to Panhandle's top 10 customers accounted for 71 percent of revenues for the nine months ended September 30, 2003.

During the first nine months of 2002, sales to Proliance Energy, LLC, a nonaffiliated gas marketer, accounted for 15 percent of Panhandle's consolidated revenues, sales to BG LNG Services LLC, a nonaffiliated gas marketer, accounted for 13 percent and sales to subsidiaries of CMS Energy accounted for 13 percent of Panhandle's consolidated revenues. No other customer accounted for 10 percent or more of consolidated revenues during the same period. Aggregate sales to Panhandle's top 10 customers accounted for 67 percent of revenues during the first nine months of 2002.

REGULATION

Panhandle is subject to regulation by various federal, state and local governmental agencies, including those specifically described below.

FERC has comprehensive jurisdiction over Panhandle Eastern Pipe Line, Southwest Gas Storage, Trunkline, Trunkline LNG and Sea Robin as natural gas companies within the meaning of the Natural Gas Act. FERC jurisdiction relates, among other things, to the acquisition, operation and disposal of assets and facilities and to the service provided and rates charged.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FERC has authority to regulate rates and charges for both transportation and storage of natural gas in interstate commerce. FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of service using such facilities. Panhandle Eastern Pipe Line, Trunkline, Sea Robin, Trunkline LNG, and Southwest Gas Storage hold certificates of public convenience and necessity issued by the FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

The Secretary of Energy regulates the importation and exportation of natural gas and has delegated various aspects of this jurisdiction to FERC and the Department of Energy's Office of Fossil Fuels.

Panhandle is also subject to the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Improvement Act of 2002, which regulate the safety of gas pipelines. Panhandle is also subject to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.

COMPETITION

Panhandle's interstate pipelines compete with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service and flexibility, and reliability of service. Panhandle primarily competes with Alliance Pipeline LP, ANR Pipeline Company, Natural Gas Pipeline Company of America, Northern Border Pipeline Company, Texas Gas Transmission Corporation, Northern Natural Gas Company and Vector Pipeline in the Midwest market area.

Natural gas competes with other forms of energy available to Panhandle's customers and end-users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the capability to convert to alternate fuels, and other factors, including weather and natural gas storage levels, affect the demand for natural gas in the areas served by Panhandle.

ENVIRONMENTAL MATTERS

Panhandle's interstate natural gas transportation operations are subject to federal, state and local regulations regarding water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its gas transmission systems and has undertaken cleanup programs at these sites. The contamination resulted from the past use of lubricants containing PCBs in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle has developed and is implementing a program to remediate such contamination in accordance with federal, state and local regulations. Some remediation is being performed by former Panhandle affiliates in accordance with indemnity agreements that also indemnify against certain future environmental litigation and claims. Panhandle is also subject to various federal, state and local laws and regulations relating to air quality control. These regulations include rules relating to regional ozone control and hazardous air pollutants. The regional ozone control rules are known as SIP and are designed to control the release of NOx compounds. The rules related to hazardous air pollutants are known as MACT rules and are the result of the 1990 Clean Air Act Amendments that regulate the emission of hazardous air pollutants from internal combustion engines and turbines.

PCB ASSESSMENT AND CLEAN-UP PROGRAMS: Panhandle previously identified environmental contamination at certain sites on its systems and undertook clean-up programs at these sites. The contamination resulted from the past use of lubricants containing PCBs in compressed air systems and

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle is also taking actions regarding PCBs in paints at various locations. For further information, see Note 7, Commitments and Contingencies - Environmental Matters.

AIR QUALITY CONTROL: In 1998, the EPA issued a final rule on regional ozone control that requires revised SIPs for 22 states, including five states in which Panhandle operates. Based on EPA guidance to these states for development of these SIPs, Panhandle expects future compliance costs to be approximately $17 million for capital improvements to be incurred from 2004 through 2007.

Panhandle expects final rulings from the EPA in 2003 and 2004 regarding control of hazardous air pollutants, and expects that some of its engines and turbines will be affected. In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline's Cypress compressor station is affected and may require the installation of emission controls. In 2003, the new regulations will also require all grandfathered facilities to enter into the new source permit program which may require the installation of emission controls at five additional facilities. The company expects to incur future capital costs of approximately $8 million in order to comply with these programs.

For further information on the above environmental matters, see Note 7, Commitments and Contingencies - Environmental Matters.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

The United States Securities and Exchange Commission (SEC) has adopted new rules that require the company to provide, in a separate captioned subsection of the MD&A, a comprehensive explanation of its off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the company that is material to investors. As of December 31, 2002, Panhandle had guarantees related to the Centennial and Guardian pipeline projects of $50 million and $60 million, respectively, and a letter of credit for $63 million supporting the Guardian guarantee. Panhandle has since been released from these guarantees and the letter of credit obligation has been transferred to CMS Gas Transmission (see Liquidity and Capital Resources section of this MD&A).

CONTRACTUAL COMMITMENTS: Panhandle has contractual obligations with regard to future payments of operating leases and natural gas storage service. The following table summarizes Panhandle's expected contractual obligations and commitments at September 30, 2003.

                           Remainder
In millions                  2003           2004           2005           2006           2007        Thereafter
                          ----------     ----------     ----------     ----------     ----------     ----------
Operating Leases (1)      $        3     $       12     $       11     $       10     $        3     $        4

Storage contracts (2)              3             10              9              9              9             64
                          ----------     ----------     ----------     ----------     ----------     ----------

Total                     $        6     $       22     $       20     $       19     $       12     $       68
                          ==========     ==========     ==========     ==========     ==========     ==========

1)  Lease of various assets utilized for operations

2)  Charges for third party storage capacity

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CASH MANAGEMENT

FERC issued Order No. 634, effective December 1, 2003. Order No. 634 requires all FERC-regulated entities that participate in cash management programs (i) to establish and file with FERC for public review written cash management procedures including specification of duties and responsibilities of cash management program participants and administrators, specification of the methods for calculating interest and allocation of interest income and expenses, and specification of any restrictions on deposits or borrowings by participants, and
(ii) to document monthly cash management activity. Order No. 634 also requires a FERC-regulated entity to notify FERC within 45 days when its proprietary capital ratio falls below 30 percent or subsequently returns to or exceeds 30 percent.

NEW FERC REPORTING REQUIREMENTS

On June 29, 2003, the FERC proposed substantial new quarterly reporting requirements for each FERC-regulated entity. The Notice of Proposed Rulemaking
(NOPR) is proposed to be effective for reporting first quarter 2004 results. Panhandle is currently studying the implications of the NOPR to Panhandle Eastern Pipe Line, Trunkline, Trunkline LNG, Sea Robin and Southwest Gas Storage.

MARKETING AFFILIATE NOTICE OF PROPOSED RULEMAKING

In September 2001, the FERC issued a NOPR proposing to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how energy affiliates conduct business and interact with interstate pipelines. At this time, Panhandle cannot predict the outcome of the NOPR, but adoption of the regulations in their proposed form would, at a minimum, result in additional administrative and operational burdens.

PIPELINE SAFETY NOTICE OF PROPOSED RULEMAKING

In January 2003, the U.S. Department of Transportation issued a NOPR proposing to establish a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the notice refers to as "high consequence areas." The proposed rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002, a new bill signed into law in December 2002. Comments on the NOPR were filed on April 30, 2003. Although we cannot predict the outcome of this rulemaking, we do not expect the order to have a material effect on us.

CONTROLLED GROUP PENSION LIABILITIES

Southern Union (including certain of its divisions) sponsors a number of defined benefit pension plans arising from any of its (including any of its present or former divisions) or a predecessor's business at some time before or when Southern Union acquired us. Under applicable pension and tax laws, upon being acquired by Southern Union, each of us and our subsidiaries became a member of Southern Union's "controlled group" with respect to those plans, and, along with Southern Union and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated. In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union's controlled group, including us and each of our subsidiaries. As of June 30, 2003, the aggregate amount of the projected benefit obligations of these pension plans was approximately $337 million and the estimated fair value of all of the assets of these plans was approximately $237 million.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk is contained in Part
I: PANHANDLE'S MD&A, which is incorporated by reference herein.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), and with the participation of personnel from our Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2003 and have communicated that determination to the Audit Committee of our Board of Directors.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in Panhandle's internal controls or in factors that could significantly affect internal controls subsequent to September 30, 2003 except for the continuing effects of changes beginning June 11, 2003 because our affiliation with CMS ended, and we and each of our subsidiaries became indirect wholly-owned or controlled subsidiaries of Southern Union that is subject to Southern Union's policies, procedures and practices related to internal controls, and disclosure controls and procedures including:
Southern Union executives replacing all the members of our Board; departures from and additions to our management group, in particular, Southern Union officers have become our principal executive, operating, financial and legal officers, each of whom has or will have important functions involving, or responsibilities under or for, our internal controls and our disclosure controls and procedures, which now include those of Southern Union because we and our subsidiaries are required to comply with them pursuant to Southern Union policy or laws or regulations applicable to Southern Union; actual or prospective changes affecting our information systems and technology, particularly new systems and technology, and sharing of any new systems and technology, particularly new technology, and sharing of any such systems and technology with Southern Union's other businesses; and any other factors arising from our recent change in control from CMS to Southern Union.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in Panhandle's Form 10-K for the year ended December 31, 2002. Reference is also made to the CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, in particular Note 12 - Commitments and Contingencies - Litigation for Panhandle, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

ENVIRONMENTAL MATTERS

Panhandle and its subsidiaries and affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on its present knowledge and subject to future legal and factual developments, Panhandle believes that it is unlikely that these actions, individually or in total, will have a material adverse effect on its financial condition. See Panhandle's MD&A; and Panhandle's CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  LIST OF EXHIBITS

          3(a) Certificate of Formation of Panhandle Eastern Pipe Line Company, LLC (Filed as Exhibit 3(a) to the Form 10-Q for the quarter ended June 30, 2003).

          3(b) Certificate of Conversion from a Corporation to a Limited Liability Company (Filed as Exhibit 3(b) to the Form 10-Q for the quarter ended June 30, 2003).

          3(c) Certificate of Amendment to Certificate of Formation (Filed as Exhibit 3(c) to the Form 10-Q for the quarter ended June 30, 2003).

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

          4(d) 3rd Supplemental Indenture dated as of August 18, 2003, between Panhandle, as Issuer and Bank One Trust Company, National Association, as Trustee (Filed herein).

          4(e) Indenture dated as of February 1, 1993, between Panhandle and Morgan Guaranty Trust Company effective January 1, 1982, as amended December 3, 1999 (Filed as Exhibit 4 to the Form S-3 filed February 19, 1993).

          31(a) Rule 13a - 14(a)/15(d) - 14a Certification of Chief Executive Officer

          31(b) Rule 13a - 14(a)/15(d) - 14a Certification of Chief Financial Officer

          32(a)     Section 1350 Certification (Joint)

     (B)  REPORTS OF FORM 8-K

          NA

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LLC has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on the November 14, 2003.

                                      PANHANDLE EASTERN PIPE LINE COMPANY, LLC


                                      By  /s/ Thomas F. Karam
                                          --------------------------------------
                                          Thomas F. Karam
                                          Chief Executive Officer

                                      By  /s/ David J. Kvapil
                                          --------------------------------------
                                          David J. Kvapil
                                          Executive Vice President and
                                          Chief Financial Officer

                                INDEX TO EXHIBIT



                    PREVIOUSLY
                    FILED WITH
EXHIBIT             FILE NUMBER                   DESCRIPTION
-------             -----------                   -----------
   3(a)             1-2921          Certificate of Formation of Panhandle
                                    Eastern Pipe Line Company, LLC (Filed as
                                    Exhibit 3(a) to the Form 10-Q for the
                                    quarter ended June 30, 2003).

   3(b)             1-2921          Certificate of Conversion from a Corporation
                                    to a Limited Liability Company (Filed as
                                    Exhibit 3(b) to the Form 10-Q for the
                                    quarter ended June 30, 2003).

   3(c)             1-2921          Certificate of Amendment to Certificate of
                                    Formation (Filed as Exhibit 3(c) to the Form
                                    10-Q for the quarter ended June 30, 2003).

   4(a)             1-2921          Indenture dated as of March 29, 1999, among
                                    CMS Panhandle Holding Company, Panhandle
                                    Eastern Pipe Line Company and NBD Bank, as
                                    Trustee (Filed as Exhibit 4(a) to the Form
                                    10-Q for the quarter ended March 31, 1999.

   4(b)             1-2921          1st Supplemental Indenture dated as of March
                                    29, 1999, among CMS Panhandle Holding
                                    Company, Panhandle Eastern Pipe Line Company
                                    and NBD Bank, as Trustee, including a form
                                    of Guarantee by Panhandle Eastern Pipe Line
                                    Company of the obligations of CMS Panhandle
                                    Holding Company (Filed as Exhibit 4(b) to
                                    the Form 10-Q for the quarter ended March
                                    31, 1999).

   4(c)             1-2921          2nd Supplemental Indenture dated as of March
                                    27, 2000, between Panhandle, as Issuer and
                                    Bank One Trust Company, National
                                    Association, as Trustee (filed as Exhibit
                                    4(e) to the Form S-4 filed on June 22,
                                    2000).

   4(d)                             3rd Supplemental Indenture dated as of
                                    August 18, 2003, between Panhandle, as
                                    Issuer and Bank One Trust Company, National
                                    Association, as Trustee (Filed herein).

   4(e)             1-2921          Indenture dated as of February 1,
                                    1993, between Panhandle and Morgan Guaranty
                                    Trust Company effective January 1, 1982, as
                                    amended December 3, 1999 (Filed as Exhibit 4
                                    to the Form S-3 filed February 19, 1993).

   31(a) Rule 13a - 14(a)/15(d) - 14a Certification of Chief Executive Officer

   31(b) Rule 13a - 14(a)/15(d) - 14a Certification of Chief Financial Officer

 32(a)                              Section 1350 Certification (Joint)