Form 10-K
period 2003-12-31
PANHANDLE EASTERN PIPE LINE CO
filed 2004-03-08
CIK 76063

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                           COMMISSION FILE NO. 1-2921

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
             (Exact name of registrant as specified in its charter)

                  DELAWARE                               44-0382470
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

        5444 WESTHEIMER ROAD                             77056-5306
            HOUSTON, TEXAS                               (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (713) 989-7000

           Securities Registered Pursuant to Section 12(b) of the Act:

Title of each Class                Name of each exchange in which registered
-------------------                -----------------------------------------
     PEPL 08                                New York Stock Exchange
     PEPL 13                                New York Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is an Accelerated Filer (as defined in Exchange Act Rule 12D-2). Yes [ ] No [X]

================================================================================

                                     PART I

ITEM 1. BUSINESS

                                  OUR BUSINESS

INTRODUCTION

Panhandle Eastern Pipe Line Company, LLC (formerly Panhandle Eastern Pipe Line Company), a Delaware limited liability company, including all of its subsidiaries (collectively, Panhandle), is an indirect wholly-owned subsidiary of Southern Union Company (Southern Union Company and together with its subsidiaries, Southern Union) since Southern Union's June 11, 2003 acquisition of Panhandle (Panhandle Acquisition) from CMS Gas Transmission Company (CMS Gas Transmission), a subsidiary of CMS Energy Corporation (together, CMS). (See ITEM
8. Financial Statements and Supplementary Data, Note I -- Corporate Structure). Panhandle is primarily engaged in the interstate transportation and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services and is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The Panhandle entities include Panhandle Eastern Pipe Line Company, LLC (Panhandle Eastern Pipe Line), Trunkline Gas Company, LLC (Trunkline) a wholly-owned subsidiary of Panhandle Eastern Pipe Line, Sea Robin Pipeline Company (Sea Robin), a Louisiana unincorporated joint venture and an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line, Trunkline LNG Company, LLC (Trunkline LNG) which is a wholly-owned subsidiary of Trunkline LNG Holdings, LLC (LNG Holdings), an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line and Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage), a wholly-owned subsidiary of Panhandle Eastern Pipe Line. Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet (bcf) per day and 72 bcf of owned underground storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America and has 6.3 bcf of above ground LNG storage capacity.

ACQUISITION OF PANHANDLE - On June 11, 2003, Southern Union acquired Panhandle from CMS for approximately $581,729,000 in cash and 3,000,000 shares of Southern Union common stock (before adjustment for subsequent 5% stock dividend distribution) valued at approximately $48,900,000 based on market prices at closing of the Panhandle Acquisition and in connection therewith incurred transaction costs of approximately $30,448,000. Southern Union also incurred additional deferred state income tax liabilities estimated at $18,388,000 as a result of the transaction. At the time of the acquisition, Panhandle had approximately $1,157,228,000 of debt principal outstanding that it retained. Southern Union funded the cash portion of the acquisition with approximately $437,000,000 in cash proceeds it received for the January 1, 2003 sale of its Texas operations, approximately $121,250,000 of the net proceeds it received from concurrent common stock and equity units offerings and with working capital available to Southern Union. Southern Union structured the Panhandle Acquisition and the sale of its Texas operations in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986 (Internal Revenue Code), as amended. The Panhandle assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date based on the results of outside appraisals. Panhandle Eastern Pipe Line and five of its subsidiaries as well as the Southern Union subsidiary that became Panhandle's direct parent upon the acquisition converted from Delaware corporations to Delaware limited liability companies in June 2003.

Under the terms of the Panhandle sale agreement, CMS retained Panhandle's ownership interests in and obligations associated with the Centennial Pipeline, LLC (Centennial) and Guardian Pipeline, LLC (Guardian) pipeline projects, as well as certain of Panhandle's net deferred tax assets, all tax liabilities, and pension and certain other postretirement assets and liabilities. In accordance with the sale agreement, Panhandle disposed of its interest in Centennial and Guardian and certain cash collateral related to Guardian was transferred to CMS. Such dispositions to CMS were recorded at Panhandle's net book value with no gain or loss recognized. The Note Receivable from CMS Capital was eliminated in the sale as the purchase by Southern Union from CMS included the offsetting Note Payable of CMS Capital Corp., a subsidiary of CMS Enterprise Company (CMS Capital) and thus the note was eliminated in pushdown accounting. For further information, see Note V -- Related Party Transactions. On March 1, 2003, certain assets previously held by CMS with a net book value of $15,149,000 were contributed to Panhandle by CMS and were included in the Southern Union purchase.

The Panhandle Acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted within the United States of America with the purchase price paid by

Southern Union allocated to Panhandle's net assets as of the acquisition date and as a tax free exchange pursuant to Section 1031 of the Internal Revenue Code. Accordingly, the post-acquisition financial statements reflect a new basis of accounting and pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable.

A majority of Panhandle's total operating revenue comes from long-term service agreements with local distribution company customers and their affiliates. Panhandle also provides firm transportation services under contract to gas marketers, producers, other pipelines, electric power generators, and a variety of end-users. In addition, Panhandle's pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis. Demand for gas transmission on Panhandle's pipeline systems is seasonal, with the highest throughput and a higher portion of annual total operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters. For the years 1999 to 2003, Panhandle's combined throughput was 1,139 trillion British thermal units (TBtu), 1,374 TBtu, 1,335 TBtu, 1,259 TBtu and 1,380 TBtu, respectively. Beginning in March 2000, the combined throughput includes Sea Robin's throughput.

In 2003, total combined twelve months operating revenue (combined pre- and post-acquisition) was $503,361,000. Of Panhandle's total combined operating revenue, approximately 77 percent was generated from transportation services, approximately 12 percent from LNG terminalling services, approximately 8 percent from storage services and approximately 3 percent from other services. Sales to Proliance Energy, LLC, a nonaffiliated local distribution company and gas marketer, accounted for approximately 16 percent of total operating revenue during 2003; approximately 16 percent during 2002; and approximately 15 percent during 2001. Sales to BG LNG Services, a nonaffiliated gas marketer, accounted for approximately 15 percent of total operating revenue during 2003 and approximately 13 percent during 2002. Sales to subsidiaries of CMS, primarily Consumers Energy Company, accounted for approximately 12 percent of total operating revenue during 2003; approximately 12 percent during 2002; and approximately 15 percent during 2001. No other customer accounted for 10 percent or more of total operating revenue during 2003, 2002 or 2001. Aggregate sales to Panhandle's top ten customers accounted for approximately 69 percent, 67 percent and 60 percent of total operating revenue during 2003, 2002 and 2001, respectively.

For additional information, see ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Results of Operations.

                                   REGULATION

Panhandle is subject to regulation by various federal, state, local and foreign governmental agencies, including those specifically described below. See ITEM 1. Business - Environmental.

FERC has comprehensive jurisdiction over Panhandle Eastern Pipe Line, Southwest Gas Storage, Trunkline, Trunkline LNG and Sea Robin as natural gas companies within the meaning of the Natural Gas Act of 1938. FERC jurisdiction relates, among other things, to the acquisition, operation and disposal of assets and facilities and to the service provided and rates charged.

FERC has authority to regulate rates and charges for transportation or storage of natural gas in interstate commerce. FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of service using such facilities. Panhandle Eastern Pipe Line, Trunkline, Sea Robin, Trunkline LNG and Southwest Gas Storage hold certificates of public convenience and necessity issued by the FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

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

For a discussion of the effect of certain FERC orders on Panhandle, see ITEM 7. Panhandle's Management's Discussion and Analysis -- Other Matters and Note III -- Regulatory Matters.

                                    PROPERTY

Panhandle's interstate transmission and storage operations have more than 10,000 miles of pipeline in the United States. With approximately 6,500 miles of pipeline, Panhandle Eastern Pipe Line's natural gas transmission system consists of four large diameter pipelines extending approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through the states of Missouri, Illinois, Indiana, Ohio and into Michigan. Trunkline's transmission system consists of two large diameter pipelines of approximately 3,500 miles of pipeline which extend approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through the states of Arkansas, Mississippi, Tennessee, Kentucky, Illinois and Indiana to a point on the Indiana-Michigan border. Sea Robin's transmission system consists of two offshore Louisiana natural gas supply systems and is comprised of approximately 400 miles of pipeline extending approximately 81 miles into the Gulf of Mexico.

In connection with its gas transmission systems, Panhandle owns and operates 47 compressor stations and has five gas storage fields located in Illinois, Kansas, Louisiana, Michigan and Oklahoma with an aggregate storage capacity of 72 bcf. Panhandle also has contracts with third parties for approximately 18 bcf of storage for a total of approximately 90 bcf of total storage capacity.

Through its subsidiary, Trunkline LNG, Panhandle owns a liquefied natural gas
(LNG) terminal in Lake Charles, Louisiana. The LNG terminal has a sustainable send out capacity of approximately .63 bcf per day and is one of the largest operating LNG terminals in North America. Trunkline LNG is currently in the process of an approximately $137 million expansion (Phase I) of the LNG terminal, which would increase sustainable send out capacity to 1.2 bcf per day by the end of 2005. In February 2004, Trunkline LNG filed a further incremental LNG expansion project (Phase II) with the FERC and is awaiting commission approval. Phase II is estimated to cost approximately $77 million and would increase the LNG terminal sustainable send out capacity to 1.8 bcf per day by mid-2006. In February 2004, Trunkline filed an application with the FERC to request approval of a 30-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal. The estimated cost of this pipeline expansion is approximately $40 million. The pipeline creates additional transport capacity in association with the Trunkline LNG expansion and also includes new and expanded delivery points with major interstate pipelines.

                                  ENVIRONMENTAL

Panhandle is subject to federal, state and local laws and regulations relating to the protection of the environment. These evolving laws and regulations may require expenditures over a long period of time to control environmental impacts. Panhandle has established procedures for the on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

Panhandle's gas transmission operations are subject to federal, state and local regulations regarding water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has previously identified environmental contamination at certain sites on its gas transmission systems and has undertaken cleanup programs at these sites. The contamination resulted from the past use of lubricants containing polychlorinated bi-phenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle has developed and is implementing a program to remediate such contamination in accordance with federal, state and local regulations. Some remediation is being performed by former Panhandle affiliates in accordance with indemnity agreements that also indemnify against certain future environmental litigation and claims. Panhandle is also subject to various federal, state and local laws and regulations relating to air quality control. These regulations include rules relating to regional ozone control and hazardous air pollutants. The regional ozone control rules are known as State Implementation Plans (SIP) and are designed to control the release of nitrogen oxide (NOx) compounds. The rules related to hazardous air pollutants are known as Maximum Achievable Control Technology (MACT) rules and are the result of the 1990 Clean Air Act Amendments that regulate the emission of hazardous air pollutants from internal combustion engines and turbines.

See ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Cautionary Statement Regarding Forward-Looking Information and Note XII -- Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

                                   COMPETITION

Panhandle's interstate pipelines compete with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service and flexibility and reliability of service. Panhandle's direct competitors include Alliance Pipeline LP, ANR Pipeline Company, Natural Gas Pipeline Company of America, Northern Border Pipeline Company, Texas Gas Transmission Corporation, Northern Natural Gas Company and Vector Pipeline.

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

                                    INSURANCE

Panhandle maintains insurance coverage provided under its policies or policies of Southern Union similar to other comparable companies in the same lines of business. The insurance policies are subject to terms, conditions, limitations and exclusions that do not fully compensate Panhandle for all losses. Furthermore, as Panhandle renews its policies, it is possible that full insurance coverage may not be obtainable on commercially reasonable terms due to the recent more restrictive insurance markets.

                                    EMPLOYEES

At December 31, 2003, Panhandle had 1,049 full-time equivalent employees. Of these employees, 230 were represented by the Paper, Allied-Industrial Chemical and Energy Workers International Union, AFL-CIO, CLC. In June 2003, Panhandle entered into a new agreement with this union that expires in May 2006. The new agreement caps wage increases at three percent annually.

In conjunction with its acquisition by Southern Union, Panhandle initiated a workforce reduction designed to reduce the workforce by approximately five percent. The workforce reduction initiative was an involuntary plan with a voluntary component, and was fully implemented by the end of the third quarter of 2003. Total workforce reduction initiative costs of approximately $9,000,000 are included in the $30,448,000 of transaction costs incurred (see Item 1, Business - Acquisition of Panhandle).

                              AVAILABLE INFORMATION

Panhandle files annual, quarterly and special reports and other information with the Securities and Exchange Commission (SEC). Any document Panhandle files with the SEC may be read or copied at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. Panhandle's SEC filings are also available at the SEC's website at http://www.sec.gov.

ITEM 2. PROPERTIES

A description of Panhandle properties is contained in ITEM 1. Business -- Property.

ITEM 3. LEGAL PROCEEDINGS

Panhandle and certain of its affiliates are parties to routine lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing. Reference is made to ITEM 1. Business -- Regulation, as well as to ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition and ITEM 8. Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements included herein for additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other legal matters.

ENVIRONMENTAL MATTERS - Panhandle and its affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on our present knowledge and subject to future legal and factual developments, Panhandle's management believes that it is unlikely that these actions, individually or in the aggregate, will have a material adverse effect on its financial condition. See ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition and ITEM 8. Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

                                     PART II

ITEM 5.  MARKET FOR PANHANDLE'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Panhandle's membership interests are privately held by its indirect parent, Southern Union. In February and May 2002, prior to its conversion to a limited liability company, Panhandle paid $16,624,000 and $11,500,000 in cash dividends, respectively, on its common stock to CMS, its former parent. Panhandle has paid no dividends since May 2002.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                             Year Ended
                                         June 12 -   January 1 -             December 31,               March 29-      January 1 -
                                        December 31,  June 11,    ----------------------------------   December 31,     March 28,
Selected Financial Data                   2003 (1)    2003 (1)      2002         2001        2000       1999 (2)        1999 (2)
-----------------------                  ---------   ---------    ---------    ---------   ---------    ---------      ---------
(dollars in thousands)
Selected consolidated statements
  of operations data:
Operating revenues                       $ 269,091   $ 234,270    $ 483,673   $  514,105  $  482,734   $  342,679      $ 128,543
Operating income                           103,348     107,882      209,401      168,194     184,084      125,256         66,994
Net income (loss)                           51,452      50,014     (299,611)      53,957      64,155       41,497         32,565

Selected consolidated balance
  sheet data as of end of period:
Total assets                             2,281,543                2,232,460    2,906,615   2,801,437    2,560,218
Owner's equity                             646,818                  752,584    1,124,326   1,122,515    1,127,799
Short-term debt                            209,671                   11,641        8,790           -            -
Long-term debt, excluding
  current portion                          995,773                1,150,285    1,287,714   1,192,835    1,093,761

(1) The heavy black line separating January 1 through June 11, 2003 from June 12 through December 31, 2003 relates to the Southern Union acquisition of Panhandle from CMS, effective June 11, 2003. During June 2003, Panhandle converted from a Delaware corporation to a Delaware limited liability company in a restructuring in connection with the acquisition.

(2) The heavy black line separating January 1 through March 28, 1999 from March 29 through December 31, 1999 relates to the acquisition of Panhandle by CMS from Duke Energy, effective March 29, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Management's Discussion and Analysis of Results of Operations and Financial Condition is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Panhandle's financial condition, changes in financial condition and results of operations. The following section includes an overview of Panhandle's business as well as recent developments that Panhandle believes are important in understanding its results of operations, and to anticipate future trends in those operations. Subsequent sections include an analysis of Panhandle's results of operations on a consolidated basis and information relating to Panhandle's liquidity and capital resources, quantitative and qualitative disclosures about market risk, an outlook perspective for Panhandle, and other matters.

                                    OVERVIEW

Panhandle is primarily engaged in the interstate transportation and storage of natural gas and also provides LNG terminalling and regasification services. The Panhandle entities include Panhandle Eastern Pipe Line, Trunkline, Sea Robin, Trunkline LNG and Southwest Gas Storage. Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 bcf per day, 72 bcf of owned underground storage capacity and 6.3 bcf of above ground LNG storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America.

On June 11, 2003, Southern Union acquired Panhandle from CMS for approximately $581,729,000 in cash and 3,000,000 shares of Southern Union common stock (before adjustment for a subsequent 5% stock dividend) valued at approximately $48,900,000 based on market prices at closing and in connection therewith incurred transaction costs of approximately $30,448,000. Southern Union also incurred additional deferred state income tax liabilities estimated at $18,388,000 as a result of the transaction. At the time of the acquisition, Panhandle had $1,157,228,000 principal amount of debt outstanding that it retained. Southern Union funded the cash portion of the acquisition with approximately $437,000,000 in cash proceeds it received for the January 1, 2003 sale of its Texas operations, approximately $121,250,000 of the net proceeds it received from concurrent common stock and equity units offerings and with working capital available to Southern Union. Southern Union structured the Panhandle Acquisition and the sale of its Texas operations to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended.

Under the terms of the Panhandle sale agreement, CMS retained Panhandle's ownership interests in and obligations associated with the Centennial and Guardian pipeline projects, as well as certain of Panhandle's net deferred tax assets, all tax liabilities, and pension and certain other postretirement assets and liabilities. In accordance with the sale agreement, Panhandle disposed of its interest in Centennial and Guardian and certain cash collateral related to Guardian was transferred to CMS. The Note Receivable from CMS Capital was included in the sale to Southern Union but was eliminated under pushdown accounting. For further information, see Note V -- Related Party Transactions. On March 1, 2003, certain assets previously held by CMS with a net book value of $15,149,000 were contributed to Panhandle by CMS and were included in the Southern Union purchase.

The Acquisition was accounted for in accordance with accounting principles generally accepted within the United States by allocating the purchase price and acquisition costs incurred by Southern Union to Panhandle's net assets as of the acquisition date. The Panhandle assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date based on the results of outside appraisals. Accordingly, the post-acquisition financial statements reflect a new basis of accounting and pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable. However, since results for the matching prior year stub periods are not available, the results of operations below are being presented on a combined pre-acquisition and post-acquisition basis. Panhandle views this presentation as meaningful in discussing its operating results due to the continuity of its continuing operations. The most significant impacts of the new basis of accounting going forward are expected to be higher depreciation expense due to the step-up of depreciable assets, assignment of purchase price to certain amortizable intangible assets, and lower interest costs (though not cash payments) for the remaining life of debt due to its revaluation and related debt premium amortization.

                              RESULTS OF OPERATIONS

Following is a comparison of net income (loss) for the twelve-month period ended December 31, 2003 (combined pre- and post-acquisition) and the twelve-month period ended December 31, 2002.

TWELVE MONTHS ENDED
DECEMBER 31, 2003 VS. 2002                                                            IN THOUSANDS
--------------------------                                                            ------------
Twelve months presentation
January 1 - June 11, 2003 (Pre-acquisition)                                             $  50,014
June 12 - December 31, 2003 (Post-acquisition)                                             51,452
                                                                                        ---------
Combined twelve months ended December 31, 2003                                            101,466
Twelve months ended December 31, 2002 (Pre-acquisition)                                  (299,611)
                                                                                        ---------
Change                                                                                  $ 401,077
                                                                                        =========

                                                POST-           PRE-            COMBINED     PRE-ACQUISITION
                                             ACQUISITION    ACQUISITION       TWELVE MONTHS   TWELVE MONTHS
                                              JUNE 12 -      JANUARY 1 -          ENDED           ENDED               TWELVE
                                             DECEMBER 31,     JUNE 11,         DECEMBER 31,   DECEMBER 31,            MONTHS
REASONS FOR THE CHANGE:                          2003           2003              2003            2002                CHANGE
-----------------------                      ------------    -----------      -------------   ---------------         ------
IN THOUSANDS
Reservation revenue                           $ 193,385      $160,030         $ 353,415        $ 349,153             $  4,262
LNG terminalling revenue                         33,389        26,750            60,139           57,879                2,260
Commodity revenue                                37,207        36,378            73,585           64,162                9,423
Equity earnings and other revenue                 5,110        11,112            16,222           12,479                3,743
Operation, maintenance and general             (117,930)      (90,800)         (208,730)        (201,181)              (7,549)
Depreciation and amortization                   (33,129)      (23,110)          (56,239)         (51,184)              (5,055)
General taxes                                   (14,684)      (12,478)          (27,162)         (21,907)              (5,255)
Other income (expense), net                       6,962         6,077            13,039          (13,436)              26,475
Interest expenses, net                          (25,537)      (35,416)          (60,953)         (76,529)              15,576
Minority interest                                     -             -                 -           (3,527)               3,527
Income taxes                                    (33,321)      (30,532)          (63,853)         (46,401)             (17,452)
Cumulative effect of change in
  accounting principles, net of tax                   -         2,003             2,003         (369,119)             371,122
                                              ---------      --------         ---------        ---------             --------
Total                                         $  51,452      $ 50,014         $ 101,466        $(299,611)            $401,077
                                              =========      ========         =========        =========             ========

For the combined twelve months ended December 31, 2003, Panhandle's recorded net income was $101,466,000, an increase of $401,077,000 from the corresponding period in 2002 due primarily to a goodwill impairment charge of $601,108,000 ($369,119,000 after-tax) which was recorded during 2002 in compliance with SFAS No. 142. SFAS No. 142 requires that goodwill is not amortized over an estimated useful life, but rather subject to a fair-value based impairment assessment.

RESERVATION REVENUE. For the combined twelve months ended December 31, 2003, reservation revenue increased $4,262,000 versus the same time period during 2002, due to higher average reservation rates realized resulting from increased transportation demand caused by low customer storage levels at the end of first quarter 2003.

LNG TERMINALLING REVENUE. For the combined twelve months ended December 31, 2003, LNG terminalling revenue increased $2,260,000 versus the same time period during 2002, due to the higher LNG volumes on the

BG LNG Services contract relating to 102 cargoes delivered during 2003 compared to 47 cargoes delivered for the same time period during 2002. As the majority of the LNG revenue comes in the form of fixed capacity reservation charges, incremental ships do not increase or decrease LNG terminalling revenues proportionately.

COMMODITY REVENUE. For the combined twelve months ended December 31, 2003, commodity revenue increased $9,423,000 versus the same time period during 2002, primarily due to an increase in firm and interruptible commodity volumes transported during 2003. Volumes increased 10 percent in the twelve months of 2003 versus 2002 due to a colder winter in the midwest market area during the first quarter of 2003 and higher volumes transported to fill storage in the second and third quarters of 2003. Commodity revenues are dependent upon various commodity factors, including weather, customer storage levels, and natural gas demand.

EQUITY EARNINGS AND OTHER REVENUE. Equity earnings and other revenue for the combined twelve months ended December 31, 2003 increased $3,743,000 versus the same time period during 2002. The sale of Panhandle's one-third equity interest in Centennial in February 2003, which had been written down to the estimated selling price in the fourth quarter of 2002, resulted in no income recognition for the Centennial equity investment during the first quarter of 2003, while start-up related losses of $7,924,000 occurred during 2002. In addition, gas imbalance cash-out gains in the first quarter of 2003, recouping prior losses, were comparable to a gain of $3,841,000 for the settlement of Order 637 matters related to imbalance penalties and capacity release during the first quarter of 2002 (see Note III -- Regulatory Matters).

OPERATION, MAINTENANCE AND GENERAL. Operation, maintenance and general expenses increased $7,549,000 for the combined twelve months ended December 31, 2003, versus the same time period during 2002, primarily due to higher employee benefit and insurance costs, under recovered Panhandle fuel costs of approximately $3,504,000 and higher LNG related electric power which is associated with LNG throughput levels and will vary with such going forward and fuel costs of approximately $3,569,000 offset partially by lower corporate charges, which were approximately $15,497,000 for the combined twelve months ended December 31, 2003 versus $29,346,000 for 2002, as well as lower transportation expense. Certain corporate charges are expected to be higher in 2004 due to receiving only a partial year of such charges in 2003.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $5,055,000 for the combined twelve months ended December 31, 2003 versus 2002, primarily due to the step-up of depreciable assets and assignment of purchase price to certain shorter-lived amortizable intangible assets related to the Panhandle Acquisition. This step-up impact is expected to continue to result in higher depreciation in 2004 versus pre-acquisition periods.

GENERAL TAXES. General taxes increased by $5,255,000 for the combined twelve months ended December 31, 2003 versus 2002, primarily due to higher ad valorem taxes relating to non-recurring 2002 prior period adjustments and higher compressor fuel tax in 2003.

OTHER INCOME (EXPENSE), NET. Other income (expense), net, for the combined twelve months ended December 31, 2003 increased $26,475,000 versus 2002, primarily due to a $6,123,000 gain on debt extinguishment in 2003 and a $26,281,000 pre-tax write-down of the Centennial investment in December 2002. These increases were partially offset by lower intercompany interest income, net during 2003, which was $6,432,000 for the combined twelve months ended December 31, 2003 versus $8,743,000 for 2002 and a $920,000 gain on debt extinguishment in 2002.

INTEREST EXPENSES, NET. Interest expenses, net, for the combined twelve months ended December 31, 2003, versus the same time period during 2002, were reduced by $15,576,000 primarily due to elimination of interest on $128,685,000 of long-term debt principal retired in April 2002 and May 2002, amortization of debt premiums of $8,473,000 for the twelve months ended December 31, 2003 which was recorded in purchase accounting related to the Panhandle acquisition by Southern Union and reduced interest charges associated with Panhandle's conditional tender offers. For further discussion of Panhandle's long-term debt and guarantees, see Note XII -- Commitments and Contingencies - Other Commitments and Contingencies.

MINORITY INTEREST. Minority interest for 2003 decreased $3,527,000 due to Panhandle's purchase of Dekatherm Investor Trust's interest in LNG Holdings, an indirectly wholly-owned subsidiary of Panhandle Holdings, LLC, during November 2002 for approximately $40,800,000. As a result, Panhandle owns 100 percent of LNG Holdings and therefore no minority interest exists subsequent to that purchase.

INCOME TAXES. Income taxes during the combined twelve months ended December 31, 2003, versus the same time period during 2002, increased $17,452,000 due to increases in pretax income, which reflects an effective tax rate of approximately 39.3, 38.9 and 40.0 percent for the 2003 post-acquisition period ended December 31, 2003, and the pre-acquisition periods ended June 11, 2003 and December 31, 2002, respectively.

Following is a comparison of the twelve-month period ended December 31, 2002 and the twelve-month period ended December 31, 2001.

YEARS ENDED DECEMBER 31                  2002                         2001                        CHANGE
-----------------------               ----------                    --------                    ----------
                                                                  IN THOUSANDS
Net Income (Loss)                     $ (299,611)                   $ 53,957                    $ (353,568)
                                      ==========                    ========                    ==========

                                                                                           IN THOUSANDS
REASONS FOR THE CHANGE:                                                                    2002 VS. 2001
-----------------------                                                                    -------------
Reservation revenue                                                                         $   (2,952)
LNG terminalling revenue                                                                       (16,865)
Commodity revenue                                                                               (7,083)
Equity earnings and other revenue                                                               (3,532)
Operation, maintenance and general                                                              48,460
Depreciation and amortization                                                                   17,910
General taxes                                                                                    5,269
Other income (expense), net                                                                    (19,149)
Interest expenses, net                                                                           6,328
Minority interest                                                                               (3,549)
Income taxes                                                                                    (9,286)
Cumulative effect of change in
accounting principle, net of tax                                                              (369,119)
                                                                                            ----------
Total Change                                                                                $ (353,568)
                                                                                            ==========

For 2002, Panhandle incurred a net loss of $299,611,000, a decrease of $353,568,000 from the corresponding period in 2001 due primarily to a goodwill impairment charge during 2002 of $601,108,000 ($369,119,000 after-tax) which was recorded in compliance with SFAS No. 142, as previously discussed.

RESERVATION REVENUE. For 2002, reservation revenue decreased $2,952,000 compared to 2001, due to the impact of Trunkline's rate settlement effective May 2001 and less capacity sold, primarily due to the conversion of Trunkline's 26-inch pipeline to liquids service after the first quarter of 2001.

LNG TERMINALLING REVENUE. For 2002, LNG terminalling revenue decreased $16,865,000 compared to 2001. In May 2001, Trunkline LNG signed an agreement with BG LNG Services that provided for a 22-year contract for the existing uncommitted long-term capacity at the LNG terminal. The 22-year firm contract resulted in reduced revenues from 2001 levels but more stability going forward is expected. That contract, in conjunction with new rates which became effective in January 2002 (see Note III -- Regulatory Matters), and higher natural gas prices in the first nine months of 2001, resulted in reduced revenues for Trunkline LNG from 2001 levels.

COMMODITY REVENUE. For 2002, commodity revenue decreased $7,083,000 compared to 2001, primarily due to decreased natural gas transportation volumes. Volumes decreased 6 percent in the twelve months of 2002 versus 2001 due to higher storage levels entering the summer months of 2002, which reduced transportation volumes to fill storage in the second and third quarters of 2002, and an unseasonably mild winter in the Midwest market area in early 2002.

EQUITY EARNINGS AND OTHER REVENUE. Equity earnings and other revenue for 2002 decreased $3,532,000 compared to 2001. The decreases were primarily due to start-up related losses of $7,924,000 related to the Centennial Pipeline equity investment. Other revenue for the twelve months ended December 31, 2002 includes a non-recurring gain of $3,841,000 for the settlement of Order 637 matters related to capacity release and imbalance penalties (see Note III -- Regulatory Matters), equaling a non-recurring gain related to the settlement of a gas purchase contract in the first quarter of 2001.

OPERATION, MAINTENANCE AND GENERAL. Operation, maintenance and general expenses were reduced by $48,460,000 for 2002, compared to 2001. Panhandle operating expenses were lower due to $23,579,000 of lower of cost or market adjustments to Panhandle's system balancing gas recorded in 2001. Expenses also decreased approximately $25,000,000 compared to the same time period during 2001 due to reduced corporate charges, employee benefit costs and property and liability insurance costs and related losses. Employee benefit costs were lower due to reduced incentive plan payouts for 2001 approved in 2002, as well as no incentive plan payouts being approved by the CMS Board of Directors for 2002.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $17,910,000 for 2002 compared with 2001, primarily due to adoption of SFAS No.
142. SFAS No. 142 provides that goodwill is no longer subject to amortization. Instead, goodwill amounts are subject to a fair-value based impairment assessment. Upon adoption of SFAS 142, Panhandle completed the goodwill impairment testing which resulted in a $601,108,000 pretax write-down ($369,119,000 after-tax) under the new standard, restated to the first quarter of 2002, and has reflected such change as a cumulative effect of change in accounting for goodwill. For further information, see Note III -- Summary of Significant Accounting Policies and Other Matters and Note IV -- Goodwill.

GENERAL TAXES. General taxes decreased by $5,269,000 for 2002 compared with 2001, primarily due to lower ad valorem taxes relating to non-recurring 2001 prior period adjustments and lower property taxes in 2002.

OTHER INCOME (EXPENSE), NET. Other income (expense), net, for 2002 decreased $19,149,000 compared with 2001, primarily due to a $26,281,000 pre-tax write-down of the Centennial investment in December 2002. Interest income from CMS Capital was $8,843,000 and $9,190,000 during 2002 and 2001, respectively.

INTEREST EXPENSES, NET. Interest expenses, net, for 2002 were reduced by $6,328,000 from 2001 primarily due to $318,430,000 in reductions to long-term debt principal in December 2001, April 2002 and May 2002, partially offset by $290,000,000 of LNG Holdings debt issued in December 2001. In March 2002, Panhandle executed a fixed-to-floating interest rate swap with notional amounts totaling $175,000,000 related to existing notes to take advantage of lower short-term interest rates, which reduced interest expense on the Consolidated Income Statement compared to the prior year. In June 2002, the swaps were unwound to monetize an increase in the market value of the fixed to floating rate position. The resulting cash gain of approximately $2,562,000 was originally scheduled to be amortized to income through the second and third quarters of 2004, which are the maturity dates of the original debt instruments that were hedged. However, these deferred gains were eliminated in purchase accounting upon the Panhandle Acquisition date. Interest cost decreases due to reductions in debt principal and amortization of the gain on the swaps were partially offset by credit fees and other interest charges of $3,263,000 during 2002 related to Centennial, Guardian and LNG Holdings. For further discussion of Panhandle's long-term debt and guarantees, see Note XII -- Commitment and Contingencies - Other Commitments and Contingencies.

MINORITY INTEREST. Minority interest in 2002 increased $3,549,000 due to an interest in LNG Holdings being held by a third party from December 2001 until November 2002.

INCOME TAXES. Income taxes for 2002, versus 2001, increased $9,286,000 due to corresponding changes in pretax income.

                         LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. Based on Panhandle's current level of operations, management believes that cash flow from operations, available existing cash, and other sources, including liquid working capital and new borrowings, will be adequate to meet other liquidity needs for a few years, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations.

Cash flows from operating activities for the combined twelve months ended December 2003 increased by approximately $49 million versus the same time period in 2002 primarily due to higher revenues and deferred taxes, partially offset by higher expenses.

INVESTING ACTIVITIES. Historically, Panhandle's capital requirements have generally been satisfied through operating cash flow, except that Panhandle may utilize access to capital markets for extraordinary capital expenditures. Panhandle estimates expenditures associated with Phase I and Phase II LNG terminal expansion and the Trunkline 30-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal to be $93 million in 2004, $106 million in 2005 and $13 million in 2006. These estimates were developed for budget planning purposes and are subject to revision.

Cash flows used in investing activity for the combined twelve months ended December 2003 decreased by approximately $70 million versus the same time period in 2002 primarily due to investments in Guardian made during 2002 and proceeds from the sale of the Centennial investment in February, 2002.

FINANCING ACTIVITIES. In June and July of 2002, the major debt ratings services lowered their ratings on Panhandle's senior unsecured debt from BBB to BB based on concerns surrounding the liquidity and debt levels of CMS, Panhandle's former indirect parent. Following Panhandle's acquisition by Southern Union, Fitch Ratings, Inc. and Standard & Poor's restored Panhandle's ratings to BBB and Moody's raised its rating on Panhandle to Baa3. Panhandle's note provisions are not directly impacted by debt rating changes, but are subject to other requirements such as the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained, and limitations on liens. At December 31, 2003, Panhandle was subject to a $194,493,000 limitation on additional restricted payments, including dividends and loans to affiliates and a limitation of $206,700,000 of additional secured indebtedness based on a limitations on liens covenant. At December 31, 2003, Panhandle was in compliance with all covenants.

At December 31, 2003, Panhandle had scheduled debt principal payments of $209,671,000, $12,548,000, $13,970,000, $231,916,000, $300,000,000 and
$417,428,000 for the years 2004 through 2008 and thereafter, respectively.

Panhandle plans to refinance the $146,080,000 principal amount of its debt that matures March 15, 2004 and $52,455,000 principal amount of its debt that matures August 15, 2004. Panhandle is currently in the process of securing financing of $200 million to cover these obligations prior to the March 15, 2004 maturity date of the $146 million of notes. Panhandle's parent, Southern Union, is restricted from making additional equity investments in, or loans to Panhandle, and from providing guarantees of Panhandle obligations, pursuant to an agreement requiring approval by a state regulatory commission where a division of Southern Union currently conducts business. In the event the expected financing transaction is not successful, Panhandle intends to draw upon existing sources of liquidity, including Notes and Tax sharing receivables from affiliates and other sources, or secure a bridge loan to refinance or extinguish the indebtedness due in 2004. Panhandle's management believes it will be able to refinance or retire this indebtedness based on the available sources of credit and existing liquidity. Panhandle's ability to arrange financing, including refinancing, will be subject to future economic conditions and financial, business and other factors beyond Panhandle's control.

In July 2003, Panhandle initiated conditional tender offers for certain outstanding indebtedness (Panhandle Tender Offer) for any and all of the $747,370,000 outstanding principal amount of five of its series of senior notes outstanding at that point in time and also conditionally called certain redeemable debentures (Panhandle Calls) of all of the outstanding $134,500,000 principal amount of its two series of debentures that were outstanding. Panhandle repurchased $378,257,000 of the principal amount of its outstanding notes through the Panhandle Tender Offer for total consideration of $396,445,000 plus accrued interest through the purchase date. Panhandle also redeemed its $134,500,000 of debentures for total consideration of $139,411,000 including the specified call premium, plus accrued interest through the redemption dates. As a result of these transactions, Panhandle recorded a pre-tax gain on the extinguishment of debt of approximately $6,123,000 ($3,674,000, net of tax) in the third quarter of 2003 due to increases in interest rates subsequent to the acquisition date, which has been classified as Other Expense (Income), Net, pursuant to the requirements of SFAS No. 145. In August 2003, Panhandle issued $550,000,000 of new five and ten year senior notes principally to refinance the repurchased notes and redeemed debentures.

On September 10, 2003, Panhandle provided a guarantee to CB&I Constructors, Inc. for the full performance by Trunkline LNG, its subsidiary, of the engineering, procurement and construction contract (the "Contract") between Trunkline LNG and CB&I Constructors, Inc. (See Note XII -- Commitments and Contingencies).

Cash flows used in financing activities for the combined twelve months ended December 2003 increased by approximately $260 million versus the same time period in 2002 primarily due to an increase in notes receivable with affiliated companies in 2003, in addition to net debt retirements in 2003.

                                     OUTLOOK

Panhandle is a leading United States interstate natural gas pipeline system and also owns one of the largest operating LNG regasification terminals in North America and intends to optimize results through expansion and better utilization of its existing facilities and construction of new facilities. This involves providing additional transportation, storage and other value-added services to customers such as gas-fueled power plants, local distribution companies, industrial end-users, marketers and others. Panhandle conducts operations primarily in the central, gulf coast, midwest, great lakes, and southwest regions of the United States. Pipeline revenues are generally higher in the first and fourth quarters of each year primarily due to higher contract rates and the increase in customer demand levels for gas due to the colder weather during these periods.

Trunkline LNG entered into a 22-year contract with BG LNG Services beginning January 2002, for all the uncommitted capacity at the Lake Charles, Louisiana facility. Trunkline LNG announced the planned expansion of the Lake Charles facility to approximately 1.2 bcf per day of send out capacity, up from its current send out capacity of .63 bcf per day and in December 2002, FERC approved the expansion of the LNG regasification terminal. The expanded facility is currently expected to be in operation by the end of 2005. In February 2004, Trunkline LNG filed a further incremental LNG expansion project with the FERC and is awaiting commission approval. This expansion will increase the LNG terminal's sustainable send out capacity to 1.8 bcf per day by mid-2006. BG LNG Services has contracted for all the proposed additional capacity subject to Trunkline LNG achieving certain construction milestones at this facility.

As of December 31, 2002, Panhandle owned a one-third interest in Guardian, which constructed a 141-mile, 36-inch pipeline from Illinois to southeastern Wisconsin for the transportation of natural gas and began operations in December 2002. On March 10, 2003, Panhandle's ownership interest in Guardian was transferred to CMS Gas Transmission (see Note IX -- Investment in Affiliates). Trunkline currently operates the Guardian pipeline, but will not be the operator after June 30, 2004 when the current agreement with Guardian expires. This is not expected to have a material impact on Panhandle. In 2002, Panhandle also held a one-third interest in the Centennial Pipeline Company, which has converted an existing 720-mile 26-inch pipeline extending from the U.S. gulf coast to Illinois for the transportation of interstate refined petroleum products. The pipeline began full commercial service in April 2002. On February 10, 2003, Panhandle sold its one-third equity interest in Centennial to Centennial's two other partners, MAPL and TEPPCO for $40,000,000. In December 2002, Panhandle recorded a $26,281,000 pre-tax ($16,071,000 after-tax) write-down of its investment in Centennial to $40,000,000, as a result of indicated values upon announcement of the definitive agreement to sell Panhandle and the associated efforts to sell Centennial in December 2002. For further information see Note IX -- Investment in Affiliates.

                                  OTHER MATTERS

CRITICAL ACCOUNTING POLICIES. Panhandle's consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions about future events and their effects cannot be perceived with certainty. On an on-going basis, Panhandle evaluates its estimates based on historical experience, current market conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Nevertheless, actual results may differ from these estimates under different assumptions or conditions. The following is a summary of Panhandle's most critical accounting policies, which are defined as those policies whereby judgments or uncertainties could affect the application of those policies and materially different amounts could be reported under different conditions or using different assumptions. For a summary of all of the Panhandle's significant accounting policies, see Note II -- Summary of Significant Accounting Policies and Other Matters.

System Gas and Operating Supplies -- System gas and operating supplies consist of gas held for operations and materials and supplies, carried at the lower of weighted average cost or market. The gas held for operations that is not expected to be consumed in operations in the next twelve months has been reflected in non-current assets. All system gas and materials and supplies purchased are recorded at the lower of cost or market, while net gas received from and owed back to customers is valued at market.

Gas Imbalances -- Gas imbalances occur as a result of differences in volumes of gas received and delivered. Gas imbalance in-kind receivables and payables are valued at cost or market, based on whether net imbalances have reduced or increased system gas balances, respectively. Net imbalances which have reduced system gas are valued at the cost basis of the system gas, while net imbalances which have increased system gas and are owed back to customers are priced, along with the corresponding system gas, at market.

Goodwill and Other Intangibles -- SFAS No. 142 "Goodwill and Other Intangible Assets," provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. Goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include a significant change in business climate or a loss of key personnel, among others. SFAS No. 142 requires that management make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets, as compared to Panhandle's accounting policy for the assessment of goodwill impairment in 2002, which was based on an undiscounted cash flow model. Estimating future cash flows requires significant judgment and management projections may vary from cash flows eventually realized. Panhandle adopted the provisions of SFAS No. 142 as of January 1, 2002. Panhandle did not have a goodwill balance on the balance sheet as of December 31, 2003, therefore, there was no need to perform an impairment test.

Long-Lived Assets -- Long-lived assets, including property, plant and equipment, intangibles and equity investments, comprise a significant amount of Panhandle's total assets. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. The assets acquired and liabilities assumed in the Panhandle Acquisition have been recorded at their estimated fair value as of the adjustment date based on the results of outside appraisals. Accordingly, the post-acquisition financial statements reflect a new basis of accounting. For further discussion of Panhandle's long-lived assets, see Note VII -- Property, Plant and Equipment.

Other Postretirement Benefits -- Panhandle accounts for other postretirement benefit costs in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statements require liabilities to be recorded on the balance sheet at the present value of the future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses require the expertise of actuaries and are subject to many assumptions including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year. For further discussion of Panhandle's other postretirement benefits, see Note XIII -- Retirement Benefits.

Derivatives and Hedging Activities -- Panhandle utilizes derivative instruments on a limited basis to manage certain business risks. Interest rate swaps are used to reduce interest rate risks and to manage interest expense. Panhandle accounts for its derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Under this Statement, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, management designates the derivative as either: (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid in connection with a recognized asset or liability (a cash flow hedge), or (iii) an instrument that is held for trading or non-hedging purposes (a trading or non-hedging instrument). Changes in the fair value of a derivative that qualifies as a fair-value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Hedge ineffectiveness is recorded through earnings immediately. Lastly, changes in the fair value of derivative trading and non-hedging instruments are reported in current-period earnings. Fair value is determined based upon mathematical models using current and historical data.

Panhandle formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Panhandle discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, Panhandle will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings. See Note II -- Summary of Significant Accounting Policies and Other Matters.

Commitments and Contingencies -- Panhandle is subject to proceedings, lawsuits and other claims related to environmental and other matters. Accounting for contingencies requires significant judgments by management regarding the estimated probabilities and ranges of exposure to potential liability. For further discussion of Panhandle's commitments and contingencies, see Note XII -- Commitments and Contingencies.

ACCOUNTING PRONOUNCEMENTS

SFAS NO. 132R, "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS" (SFAS NO. 132R): Issued by the FASB in December 2003, the Statement is effective for fiscal years ending after December 15, 2003. SFAS No. 132R amends SFAS No. 87, 88 and 106 and enhances disclosures about pension plans and other postretirement benefit plans. Companies are required to provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. Additionally, companies are required to provide a breakdown of plan assets by category, a description of investment policies and strategies and target allocation percentages, or target ranges for these categories. Panhandle adopted SFAS No. 132R during the fourth quarter of 2003 and has determined that the application of SFAS No. 132R has no additional impact on its consolidated financial position or results of operations.

SFAS NO. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" (SFAS NO. 143): In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("ARO"), which is effective for fiscal years beginning after June 15, 2002. The standard requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Panhandle adopted the new rules on asset retirement obligations on January 1, 2003. Adoption of the new rule resulted in an increase in net property, plant and equipment of $10,082,000, recognition of an asset retirement obligation of $6,024,000, and a cumulative effect of adoption that increased net income and stockholder's equity by $2,003,000, net of tax. Accretion expense during 2003 through June 11, 2003 was approximately $282,000, and approximately $364,000 for the period June 12 through December 31, 2003. There were no settlements or cash flow revisions during the 2003 periods presented. Accretion expense for 2002 would have been approximately $532,000 on a pro forma basis as if the accounting pronouncement had been applied during such period.

The fair value of ARO liabilities has been calculated using an expected present value technique. This technique reflects assumptions, such as costs, inflation, and profit margin that third parties would consider in order to take on the settlement of the obligation. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in Panhandle's ARO fair value estimate since a reasonable estimate could not be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, such as assets with an indeterminate life, the liability will be recognized when a reasonable estimate of fair value can be made. Generally, property such as onshore transmission assets has an indeterminate life, retirement cash flows cannot be determined and there is a low probability of a retirement date. Therefore, no liability has been recorded for these assets. The initial measurement of the ARO liability for some of Panhandle's offshore lateral lines is based largely on cost estimates from third parties.

The following table is a general description of the ARO and its associated long-lived assets.

DECEMBER 31, 2003                                                                IN THOUSANDS
---------------------------------------------------------------------------------------------
                                   IN SERVICE
ARO DESCRIPTION                       DATE               LONG LIVED-ASSETS            AMOUNT
---------------------------------------------------------------------------------------------
Retire offshore lateral lines        Various           Offshore lateral lines        $ 10,082

The following table is a reconciliation of the carrying amount of the ARO.

DECEMBER 31, 2003                                                                                            IN THOUSANDS
-------------------------------------------------------------------------------------------------------------------------
                                                                      ARO LIABILITY
                                                            ---------------------------------
                                                            PRE-ACQUISITION  POST-ACQUISITION
                                                            ---------------------------------
                                                             JAN 1-JUN 11   JUN 12-DEC 31
                    PRO FORMA                                   2003            2003            CASH FLOW
ARO DESCRIPTION       1/1/02     1/1/03   INCURRED    SETTLED         ACCRETION                 REVISIONS   12/31/03
------------------------------------------------------------------------------  -----------------------------------------
Offshore laterals   $   5,492    $ 6,024    $809         -      $282            $364                -       $ 7,479

During the second quarter of 2003 Panhandle reclassified $27,286,000 of negative salvage previously included in accumulated depreciation to other non-current liabilities for amounts collected for asset retirement obligations on certain assets which are not recordable as SFAS No. 143 liabilities but represent other legal obligations.

SFAS NO. 145: Issued by the FASB on April 30, 2002, this Standard rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (SFAS No. 4), and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements" (SFAS No. 64). As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets the criteria set forth in Accounting Principles Board Opinion (APB) No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This provision is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases" (SFAS No.
13), to require sale-leaseback accounting for certain lease modifications that have similar economic impacts to sale-leaseback transactions. This provision is effective for transactions occurring and financial statements issued after May 15, 2002. Panhandle has adopted SFAS No. 145 and the implementation resulted in a reclassification of a $920,000 gain ($565,000, net of tax) and a $3,233,000 loss ($1,986,000, net of tax) related to debt retirements which were previously reflected as Extraordinary Item to Other Expense (Income), Net for the twelve months ended December 31, 2002 and December 31, 2001, respectively. During the third quarter of 2003 Panhandle recognized a $6,123,000 ($3,674,000, net of tax) gain on debt extinguishment and is classified as Other Expense (Income), Net, pursuant to the requirements of SFAS No. 145.

SFAS NO. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123" (SFAS NO. 148): Issued by the FASB in December 2002, this standard provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of the statement are effective as of December 31, 2002 and interim disclosure provisions are effective for interim financial reports starting in 2003. Panhandle adopted the fair value based method of accounting for stock-based employee compensation effective December 31, 2002, the amounts of which were immaterial during the fourth quarter of 2002, applying the prospective method of adoption which requires recognition of all employee awards granted, modified, or settled after the beginning of the year in which the recognition provisions are first applied. Panhandle applied SFAS No. 148 for new awards granted during the period January 1, 2002 through June 11, 2003, which resulted in no expense recorded during the 2003 periods presented due to no stock options issued during 2003. CMS retained financial responsibility for all stock options issued prior to June 12, 2003. No options have been subsequently granted.

SFAS NO. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" (SFAS NO. 149): In April 2003, the FASB issued SFAS No. 149, which is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The standard (i) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (ii) clarifies when a derivative contains a financing component,
(iii) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and (iv) amends certain other existing pronouncements. Panhandle adopted SFAS No. 149 during the third quarter of 2003 and has determined that the application of SFAS No. 149 had no material impact on its consolidated financial position or results of operations.

FASB INTERPRETATION NO. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENT FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS": Issued by the FASB in November 2002, the interpretation expands on existing disclosure requirements for most guarantees, and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The interpretation is effective for guarantees issued or modified on and after January 1, 2003. For contracts that are within the initial recognition and measurement provision of this interpretation, the provisions are to be applied to guarantees issued or modified after December 31, 2002. Implementation of the standard had no material impact on Panhandle's consolidated financial position or results of operations during the 2003 periods presented.

FASB INTERPRETATION NO. 46R, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" (FIN NO. 46R): Issued by the FASB in December 2003, the interpretation defines a variable interest entity as a legal entity whose equity owners do not have sufficient equity at risk and/or a controlling financial interest in the entity. The interpretation is effective for special-purpose entities for periods ending after December 15, 2003 and for all other types of variable interest entities for periods ending after March 15, 2004. This standard requires a company to consolidate a variable interest entity if it is allocated a majority of the entity's losses and/or returns, including fees paid by the entity. The adoption of FIN No. 46R had no material impact on Panhandle's consolidated financial position or results of operations as of December 31, 2003. Panhandle is still assessing the interpretation for any potential impact for future periods.

CUSTOMER CONCENTRATION. During 2003, sales to Proliance Energy, LLC, a nonaffiliated local distribution company and gas marketer, accounted for approximately 16 percent of Panhandle's total combined twelve months operating revenues, sales to BG LNG Services, a nonaffiliated gas marketer, accounted for approximately 15 percent of Panhandle's total combined twelve months operating revenues and sales to subsidiaries of CMS, primarily Consumers Energy Company, accounted for approximately 12 percent of Panhandle's total combined twelve months operating revenues. No other customer accounted for 10 percent or more of total combined twelve months operating revenues during the same period. Aggregate sales to Panhandle's top 10 customers accounted for approximately 69 percent of total combined twelve months operating revenues during 2003.

REGULATION. Panhandle is subject to regulation by various federal, state and local governmental agencies, including those specifically described below.

FERC has comprehensive jurisdiction over Panhandle Eastern Pipe Line, Trunkline, Sea Robin, Trunkline LNG, and Southwest Gas Storage as natural gas companies within the meaning of the Natural Gas Act of 1938. FERC jurisdiction relates, among other things, to the acquisition, operation and disposal of assets and facilities and to the service provided and rates charged.

FERC has authority to regulate rates and charges for both transportation and storage of natural gas in interstate commerce. FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of service using such facilities. Panhandle, Trunkline, Sea Robin, Trunkline LNG, and Southwest Gas Storage hold certificates of public convenience and necessity issued by the FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

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

In 1993, the U.S. Department of the Interior announced its intention to seek, through its Mineral Management Service (MMS), additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements and buyouts and buydowns of gas sales contracts with natural gas pipelines. Panhandle Eastern Pipe Line and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact, which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle Eastern Pipe Line and Trunkline may file with FERC to recover these costs from pipeline customers. Management believes these commitments and contingencies will not have a material adverse effect on Panhandle's business, financial condition or results of operations.

COMPETITION. Panhandle's interstate pipelines compete with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, term of service and flexibility and reliability of service. Panhandle's primary competitors include Alliance Pipeline LP, ANR Pipeline Company, Natural Gas Pipeline Company of America, Northern Border Pipeline Company, Texas Gas Transmission Corporation, Northern Natural Gas Company and Vector Pipeline.

Natural gas competes with other forms of energy available to Panhandle's customers and end-users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the capability to convert to alternate fuels, and other factors, including weather and natural gas storage levels, affect the demand for transportation services in the areas served by Panhandle.

ENVIRONMENTAL MATTERS. Panhandle's interstate natural gas transportation operations are subject to federal, state and local regulations regarding water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its gas transmission systems and has undertaken cleanup programs at these sites. The contamination resulted from the past use of lubricants containing PCBs in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle has developed and is implementing a program to remediate such contamination in accordance with federal, state and local regulations. Some remediation is being performed by former Panhandle affiliates in accordance with indemnity agreements that also indemnify against certain future environmental litigation and claims. Panhandle is also subject to various federal, state and local laws and regulations relating to air quality control. These regulations include rules relating to regional ozone control and hazardous air pollutants. The regional ozone control rules are known as SIP and are designed to control the release of NOx compounds. The rules related to hazardous air pollutants are known as MACT rules and are the result of the 1990 Clean Air Act Amendments that regulate the emission of hazardous air pollutants from internal combustion engines and turbines.

PCB Assessment and Clean-up Programs -- Panhandle previously identified environmental contamination at certain sites on its systems and undertook clean-up programs at these sites. The contamination resulted from the past use of lubricants containing PCBs in compressed air systems and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle is also taking actions regarding PCBs in paints at various locations. For further information, see Note XII -- Commitments and Contingencies - Environmental Matters.

Air Quality Control -- In 1998, the EPA issued a final rule on regional ozone control that requires revised SIPS for 22 states, including five states in which Panhandle operates. Panhandle has completed installation of NOx controls on four engines and anticipates placing NOx controls on engines at a total of six compressor station locations. This program is expected to be completed by May 2007.

In 2004, Panhandle expects final rules from the EPA regarding control of hazardous air pollutants, and Panhandle expects that some of its engines and turbines will be affected. In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline's Cypress compressor station is affected and may require the installation of emission controls. New regulations also require certain grandfathered facilities to enter into the new source permit program which may require the installation of emission controls at five additional facilities. The rule affects six company facilities in Texas. Panhandle expects controls to be installed by December 2007. For further information, see Note XII -- Commitments and Contingencies - Environmental Matters.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS. As of December 31, 2003, Panhandle was not responsible for any firm commitment guarantees with related or unrelated parties. As of December 31, 2002, Panhandle had guarantees related to the Centennial and Guardian pipeline projects of $50,000,000 and $60,000,000, respectively, and a letter of credit for $62,500,000 supporting the Guardian guarantee. Panhandle has since been released from these guarantees and the letter of credit obligation was transferred to CMS Gas Transmission (see Note IX -- Investment in Affiliates).

CONTRACTUAL COMMITMENTS. Panhandle has contractual obligations with regard to future payments of operating leases and natural gas storage service. The following table summarizes Panhandle's expected contractual obligations and commitments at December 31, 2003.

IN THOUSANDS                     2004            2005            2006            2007           2008       THEREAFTER
                                --------        --------       --------        ---------      ---------    ----------
Operating Leases (1)            $ 12,152        $ 11,590       $ 10,768        $   9,195      $   5,882     $   6,250

Total long term debt (2)         209,671          12,548         13,970          231,916        300,000       417,428

Firm capacity payments (3)        12,811           8,391          6,891            6,891          6,891        37,799
                                --------        --------       --------        ---------      ---------    ----------

Total                           $234,634        $ 32,529       $ 31,629        $ 248,002      $ 312,773     $ 461,477
                                ========        ========       ========        =========      =========     =========

(1)  Lease of various assets utilized for operations

(2)  Debt principal obligations

(3)  Lease of third party storage capacity

CAPITAL EXPENDITURES. Panhandle estimates expenditures associated with Phase I and Phase II LNG terminal expansion and the Trunkline 30-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal are estimated to be approximately $93 million in 2004, approximately $107 million in 2005 and approximately $12 million in 2006. These estimates were developed for budget planning purposes and are subject to revision.

CASH MANAGEMENT. On October 25, 2003, FERC issued the final rule in Order No. 634-A on the regulation of cash management practices. Order No. 634-A requires all FERC-regulated entities that participate in cash management programs (i) to establish and file with FERC for public review written cash management procedures including specification of duties and responsibilities of cash management program participants and administrators, specification of the methods for calculating interest and allocation of interest income and expenses, and specification of any restrictions on deposits or borrowings by participants, and
(ii) to document monthly cash management activity. In compliance with FERC Order No. 634-A, Panhandle filed its cash management plan with FERC on December 11, 2003.

NEW FERC REPORTING REQUIREMENTS. On February 11, 2004, in Order No. 646, the FERC adopted new quarterly financial reporting requirements for regulated entities. The new requirements are effective for the first quarterly results for the period ending March 31, 2004 and requires major public utilities and licensees and major natural gas companies to submit the first report on or before July 9, 2003. All subsequent quarterly reports for major public utilities and licensees, and major natural gas companies are required to be submitted 60 days after the end of each quarter. Panhandle is currently studying the implications and costs of the new regulation to Panhandle Eastern Pipe Line, Trunkline, Trunkline LNG, Sea Robin and Southwest Gas Storage.

MARKETING AFFILIATE RULEMAKING. In response to changes in the structure of the energy industry, the FERC adopted Order No. 2004 on November 25, 2003 that will establish standards of conduct for their energy affiliates. The final rule revises and conforms the current gas and electric standards by broadening the definition of an energy affiliate covered by the standards of conduct to include, in addition to current marketers or merchant affiliates, gathering, processing, intrastate pipelines and certain local distribution companies. On February 9, 2004, Panhandle Eastern Pipe Line, Trunkline, Trunkline LNG, Sea Robin and LNG Holdings submitted an informational filing describing the measures it will take to bring itself into compliance with the standards of conduct by June 1, 2004.

PIPELINE SAFETY NOTICE OF PROPOSED RULEMAKING. On December 12, 2003, the U.S. Department of Transportation issued a final rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in "high consequence areas." The final rule took effect on January 14, 2004 and incorporates requirements of the Pipeline Safety Improvement Act of 2002 enacted in December 2002. Although Panhandle cannot predict the actual costs of compliance with this rule, it does not expect the order to have a material effect on Panhandle's business, financial condition or results of operations.

CONTROLLED GROUP PENSION LIABILITIES. Southern Union (including certain of its divisions) sponsors a number of defined benefit pension plans arising from its (including any of its present or former divisions) or its predecessor's businesses when Southern Union acquired Panhandle. Under applicable pension and tax laws, upon being acquired by Southern Union, Panhandle became a member of Southern Union's "controlled group" with respect to those plans, and, along with Southern Union and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated. In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union's controlled group, including Panhandle and each of its subsidiaries. As of June 30, 2003, the aggregate amount of the projected benefit obligations of these pension plans was approximately $336,651,000 and the estimated fair value of all of the assets of these plans was approximately $237,376,000.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION. The Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements constitute forward-looking statements that are based on current expectations, estimates and projections about the industry in which Panhandle operates and management's beliefs and assumptions. These forward-looking statements are not historical facts, but rather reflect current expectations concerning future results and events. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe objectives, plans or goals are or may be forward-looking statements.

These statements are not guarantees of future performance and involve various risks, uncertainties and assumptions, which are difficult to predict and many of which are outside Panhandle's control. Therefore, actual results, performance and achievements may differ materially from what is expressed or forecasted in such forward-looking statements. Prospective investors may review Panhandle's reports filed in the future with the Commission for more current descriptions of developments that could cause actual results to differ materially from such forward-looking statements. However, prospective investors should not place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K, or, in the case of documents incorporated by reference, the date of those documents.

Factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the following: customer growth; gas throughput volumes and available sources of natural gas; discounting of transportation rates due to competition, abnormal weather conditions in Panhandle's service territories; new legislation and government regulations affecting or involving Panhandle; Panhandle's ability to comply with or to challenge successfully existing or new environmental regulations; the outcome of pending and future litigation; the impact of relations with labor unions of bargaining-unit union employees; the impact of future rate cases or regulatory rulings; Panhandle's ability to control costs successfully and achieve operating efficiencies, including the purchase and implementation of new technologies for achieving such efficiencies; the nature and impact of any extraordinary transactions, such as any acquisition or divestiture of a business unit or any assets; the economic climate and growth in Panhandle's industry and service territories and competitive conditions of energy markets in general; inflationary trends; changes in gas or other energy market commodity prices and interest rates; the current market conditions causing more customer contracts to be of shorter duration, which may increase revenue volatility; exposure to customer concentration with a significant portion of revenues realized from a relatively small number of customers and any credit risks associated with the financial position of those customers; Panhandle or its parent's debt securities ratings; factors affecting operations such as maintenance or repairs, environmental incidents or gas pipeline system constraints; the possibility of war or terrorist attacks; and other risks and unforeseen events.

In light of these risks, uncertainties and assumptions, the results reflected in the forward-looking statements contained or incorporated by reference in this Form 10-K might not occur. In addition, Panhandle could be affected by general industry and market conditions, and general economic conditions, including interest rate fluctuations, federal, state and local laws and regulations affecting the retail gas industry or the energy industry generally.

Panhandle does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on Panhandle's behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Panhandle has long-term debt which subjects Panhandle to the risk of loss associated with movements in market interest rates.

At December 31, 2003, Panhandle had issued fixed-rate long-term debt of $915,963,000 in principal amount (excluding net premiums on debt of $19,911,000) and having a fair value of $968,735,000. These debt instruments are fixed-rate and, therefore, do not expose Panhandle to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $26,019,000 if interest rates were to decline by 10% from their levels at December 31, 2003. In general, such an increase in fair value would impact earnings and cash flows only if Panhandle were to reacquire all or a portion of these instruments in the open market prior to its maturity (See Note XI -- Debt).

Panhandle's floating-rate obligations which relate to the Trunkline LNG facility aggregated $269,570,000 at December 31, 2003. The floating rate notes, to the extent not hedged, expose Panhandle to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating rates were to increase by 10% from December 31, 2003 levels, Panhandle's consolidated interest expense would increase by approximately $60,000 each month in which such increase were sustained.

Panhandle is party to interest rate swap agreements with an aggregate notional amount of $202,179,000 as of December 31, 2003 that fix the interest rate applicable to floating rate long-term debt and which qualify for hedge accounting. For the twelve-month period ending December 31, 2003, the swap ineffectiveness was not significant. As of December 31, 2003, floating rate London InterBank Offered Rate (LIBOR) based interest payments are exchanged for weighted fixed rate interest payments of 5.08%. Interest rate swaps are carried on the Consolidated Balance Sheet at fair value with the unrealized gain or loss adjusted through accumulated other comprehensive income. As such, payments or receipts on interest rate swap agreements, in excess of the liability recorded, are recognized as adjustments to interest expense. As of December 31, 2003, June 11, 2003 (the acquisition date) and December 31, 2002, the fair value liability position of the swaps was $19,806,000, $26,850,000 and $22,424,000, respectively. As of December 31, 2003 and since the acquisition date, an unrealized gain of $2,293,000 ($1,372,000, net of tax) was included in accumulated other comprehensive income related to these swaps, of which approximately $289,000, net of tax, is expected to be reclassified to interest expense during the next twelve months as the hedged interest payments occur (see
Note X -- Financial Instruments).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

PANHANDLE EASTERN PIPE LINE COMPANY, LLC

Consolidated Statements of Operations..............................................                 23
Consolidated Balance Sheets........................................................              24-25
Consolidated Statements of Cash Flows..............................................                 26
Consolidated Statements of Owner's Equity and
       Comprehensive Income........................................................                 27
Notes to Consolidated Financial Statements.........................................                 28
Quarterly Financial Information (Unaudited)........................................                 52
Reports of Independent Auditors....................................................              53-55
Exhibits, Financial Statements Schedules and Reports on Form 8-K...................                 62

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                  Post-acquisition                  Pre-acquisition
                                                                  ----------------   -------------------------------------------
                                                                     June 12 -       January 1 -       Year Ended    Year Ended
                                                                    December 31,      June 11,        December 31,  December 31,
                                                                        2003             2003             2002           2001
                                                                    -----------      -----------      ------------  ------------
OPERATING REVENUE
        Transportation and storage of natural gas                     $ 230,592        $196,408        $ 413,315      $ 423,350
        LNG terminalling revenue                                         33,389          26,750           57,879         74,744
        Equity income (losses) from unconsolidated subsidiaries             971            (424)          (7,038)          (786)
        Other                                                             4,139          11,536           19,517         16,797
                                                                     ----------       ---------        ---------      ---------
              Total operating revenue                                   269,091         234,270          483,673        514,105
                                                                     ----------       ---------        ---------      ---------

OPERATING EXPENSES
        Operation, maintenance and general                              117,930          90,800          201,181        249,641
        Depreciation and amortization                                    33,129          23,110           51,184         69,094
        General taxes                                                    14,684          12,478           21,907         27,176
                                                                     ----------       ---------        ---------      ---------
              Total operating expenses                                  165,743         126,388          274,272        345,911
                                                                     ----------       ---------        ---------      ---------

OPERATING INCOME                                                        103,348         107,882          209,401        168,194

OTHER INCOME (EXPENSE), NET                                               6,962           6,077          (13,436)         5,713

INTEREST EXPENSES, NET                                                   25,537          35,416           76,529         82,857

MINORITY INTEREST                                                             -               -            3,527            (22)
                                                                     ----------       ---------        ---------      ---------

INCOME BEFORE INCOME TAXES                                               84,773          78,543          115,909         91,072

INCOME TAXES                                                             33,321          30,532           46,401         37,115
                                                                     ----------       ---------        ---------      ---------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
        IN ACCOUNTING PRINCIPLES                                         51,452          48,011           69,508         53,957

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES,
        NET OF TAX:
              Goodwill, SFAS 142                                              -               -         (369,119)             -
              Asset Retirement Obligations, SFAS 143                          -           2,003                -              -
                                                                     ----------       ---------        ---------      ---------
NET INCOME (LOSS)                                                     $  51,452        $ 50,014        $(299,611)     $  53,957
                                                                     ==========       =========        =========      =========

                             See accompanying notes.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             Post-acquisition   Pre-acquisition
                                                                             ----------------   ---------------
                                                                                December 31,      December 31,
                                                                                    2003             2002
                                                                                ------------      -------------
ASSETS

PROPERTY, PLANT AND EQUIPMENT
       Cost                                                                     $ 1,893,960         1,764,613
       Construction work-in-progress                                                 90,556            44,530
                                                                                -----------       -----------
                                                                                  1,984,516         1,809,143
       Less accumulated depreciation and amortization                                32,114           188,374
                                                                                -----------       -----------
             Net property, plant and equipment                                    1,952,402         1,620,769
                                                                                -----------       -----------
INVESTMENTS IN AFFILIATES                                                             1,394            67,746
                                                                                -----------       -----------
CURRENT ASSETS
       Cash and temporary cash investments at cost, which approximates market        16,810            80,545
       Restricted cash                                                                    -            64,263
       Accounts receivable, less allowances of $1,464 and $8,444, respectively       56,315            50,074
       Accounts receivable - related parties                                            816             8,745
       Gas imbalances - receivable                                                   26,974            17,764
       System gas and operating supplies                                             60,937            40,515
       Deferred income taxes, net                                                     7,731            12,818
       Note receivable - related party                                               87,350            59,567
       Other                                                                          8,271             7,327
                                                                                -----------       -----------
             Total current assets                                                   265,204           341,618
                                                                                -----------       -----------

       Goodwill, net                                                                      -           112,582
       Other intangibles, net                                                        30,698                 -
       Restricted cash                                                                1,500                 -
       Debt issuance cost                                                             4,699            17,704
       Deferred income taxes, net                                                         -            40,856
       Non-current system gas                                                        23,938            14,774
       Other                                                                          1,708            16,411
                                                                                -----------       -----------
       TOTAL ASSETS                                                             $ 2,281,543       $ 2,232,460
                                                                                ===========       ===========

                             See accompanying notes.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     Post-acquisition       Pre-acquisition
                                                                     ----------------       ---------------
                                                                       December 31,          December 31,
                                                                           2003                  2002
                                                                        -----------           -----------
OWNER'S EQUITY
          Common stock, no par, 1,000 shares authorized,
          issued and outstanding                                        $         -           $     1,000
          Accumulated other comprehensive income (loss)                       1,372               (39,179)
          Members' capital                                                  679,465                     -
          Other paid-in capital                                                   -             1,280,794
          Retained earnings (deficit)                                        51,452              (340,031)
          Note receivable - CMS Capital                                           -              (150,000)
          Tax sharing receivable - Southern Union                           (85,471)                    -
                                                                        -----------           -----------
              Total owner's equity                                          646,818               752,584

          Long-term debt                                                    995,773             1,150,285
                                                                        -----------           -----------
              Total capitalization                                        1,642,591             1,902,869
                                                                        -----------           -----------

CURRENT LIABILITIES
          Accounts payable                                                    1,452                 1,932
          Accounts payable - overdrafts                                       6,607                 7,389
          Accounts payable - related parties                                  9,039                 8,455
          Current portion of long-term debt                                 209,671                11,641
          Note payable                                                            -                30,000
          Gas imbalances - payable                                           66,049                40,977
          Accrued taxes                                                       9,979                10,712
          Accrued interest                                                   21,017                24,881
          Other                                                              65,230                59,374
                                                                        -----------           -----------
              Total current liabilities                                     389,044               195,361
                                                                        -----------           -----------

          Deferred income taxes, net                                        131,991                     -
          Post-retirement benefits                                           33,473                53,511
          Other                                                              84,444                80,719
                                                                        -----------           -----------
          Commitments and Contingencies

          TOTAL OWNER'S EQUITY AND LIABILITIES                          $ 2,281,543           $ 2,232,460
                                                                        ===========           ===========

                             See accompanying notes.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                        Post-acquisition                 Pre-acquisition
                                                        ----------------   --------------------------------------------
                                                            June 12-                        Year Ended      Year Ended
                                                           December 31,     January 1 -    December 31,    December 31,
                                                              2003         June 11, 2003       2002            2001
                                                        ----------------   -------------   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                        $   51,452      $   50,014      $ (299,611)     $   53,957
   Adjustments  to reconcile  net income (loss) to net
     cash from operating activities:
   Depreciation and amortization                                33,129          23,110          51,184          69,094
   Cumulative effect of change in accounting principle               -          (2,003)        369,119               -
   Retirement of debt (gain) loss                               (6,123)              -            (920)          3,233
   Centennial write-down                                             -               -          26,281               -
   Deferred income taxes, net                                   33,321          30,532          29,762          52,272
   Changes in current assets and liabilities                     7,712           9,160          (2,756)        (15,994)
   Other, net                                                   (8,473)              -               -           2,915
                                                            ----------      ----------      ----------      ----------
     Net cash flows from operating activities                  111,018         110,813         173,059         165,477
                                                            ----------      ----------      ----------      ----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
   Capital and investment expenditures                         (64,270)        (29,339)       (113,354)        (87,716)
   Sale (purchase) of system gas,net                            (3,939)         (2,724)         (4,739)        (31,424)
   Sale of Centennial                                                -          40,000               -               -
   Sale of Atchafalaya                                           2,200               -               -               -
   Retirements and other                                           237            (886)        (10,395)         12,507
                                                            ----------      ----------      ----------      ----------
     Net cash flows from (used in) investing
      activities                                               (65,772)          7,051        (128,488)       (106,633)
                                                            ----------      ----------      ----------      ----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
   Contribution from parent                                          -               -               -         150,000
   Contribution from LNG Holdings' Minority Interest                 -               -               -          29,978
   Net (increase)  decrease in current Note receivable               -         (62,570)        213,912        (111,797)
   - CMS Capital
   Net increase in current Note  receivable - Southern         (87,350)              -               -               -
   Union
   Other increase in Note receivable - CMS Capital                   -               -               -        (150,000)
   Debt issuance                                               550,000          10,000          30,000         279,595
   Debt retirements                                           (545,044)        (45,852)       (137,775)       (192,389)
   Debt issuance costs                                          (4,434)              -          (2,853)              -
   Debt retirement costs                                        (1,595)
   Gain on interest rate swap                                        -               -           2,562               -
   Acquisition of LNG Holding's Minority Interest                    -               -         (40,800)              -
   Return of capital                                                 -         (40,000)         (5,186)              -
   Dividend                                                          -               -         (27,204)        (60,913)
                                                            ----------      ----------      ----------      ----------
     Net cash flows from (used in) financing activities        (88,423)       (138,422)         32,656         (55,526)
                                                            ----------      ----------      ----------      ----------
   Change in cash and cash equivalents                         (43,177)        (20,558)         77,227           3,318
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             59,987          80,545           3,318               -
                                                            ----------      ----------      ----------      ----------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   16,810      $   59,987      $   80,545      $    3,318
                                                            ==========      ==========      ==========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
   Interest (net of amounts capitalized)                    $   37,846      $   38,187      $   83,513      $   84,851
   Income taxes (net of refunds)                                     -              83         (26,943)         (9,434)
OTHER NONCASH INVESTING AND FINANCING ACTIVITIES WERE:
   Return of capital - Guardian equity investment           $        -      $  (27,781)     $        -      $        -
   Property contributions received                                   -          15,149               -               -
   Capital contributions received                                    -               -               -           9,302

                             See accompanying notes.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                    CONSOLIDATED STATEMENTS OF OWNER'S EQUITY
                                 (IN THOUSANDS)

                                                                                   Accumulated
                                                                                      Other
                                                                                  Comprehensive   Other Paid-in    Members'
                                                                   Common Stock       Income         Capital       Capital
                                                                   ------------   -------------   -------------   ---------
Balance January 1, 2001 (Pre-acquisition)                            $ 1,000        $       -      $ 1,126,547    $       -

     Comprehensive income:
       Net earnings                                                        -                -                -            -
                                                                     -------        ---------      -----------    ---------
       Comprehensive income                                                -                -                -            -
                                                                     -------        ---------      -----------    ---------
     Contribution from CMS                                                 -                -          150,000            -
     Transfer from CMS - Guardian                                          -                -            9,302            -
     CMS Capital Notes                                                     -                -                -            -
     Common stock dividends                                                -                -                -            -
     Other                                                                 -                -             (227)           -
                                                                     -------        ---------      -----------    ---------
Balance December 31, 2001 (Pre-acquisition)                          $ 1,000        $       -      $ 1,285,622    $       -

     Comprehensive income:
       Net loss                                                            -                -                -            -
       Increase in pension liability, net of tax                           -          (25,770)               -            -
       Unrealized loss related to interest rate swaps, net of tax          -          (13,409)               -            -
                                                                     -------        ---------      -----------    ---------
       Comprehensive loss                                                  -          (39,179)               -            -
                                                                     -------        ---------      -----------    ---------
     Return of capital - CMS                                               -                -           (4,935)           -
     Common stock dividends                                                -                -                -            -
     Other                                                                                                 107            -
                                                                     -------        ---------      -----------    ---------
Balance December 31, 2002 (Pre-acquisition)                          $ 1,000        $ (39,179)     $ 1,280,794    $       -

     Comprehensive income:
       Net earnings                                                        -                -                -            -
       Unrealized loss related to interest rate swaps, net of tax          -           (3,180)               -            -
                                                                     -------        ---------      -----------    ---------
       Comprehensive income                                                -           (3,180)               -            -
                                                                     -------        ---------      -----------    ---------
     Return of capital - Centennial                                        -                -          (40,000)           -
     Return of capital - Guardian equity investment                        -                -          (27,781)           -
     Capital contribution from CMS Gas Transmission                        -                -           15,149            -
     Other                                                                 -                -              194            -
                                                                     -------        ---------      -----------    ---------

Balance June 11, 2003 (Acquisition date)                             $ 1,000        $ (42,359)     $ 1,228,356    $       -
                                                                     -------        ---------      -----------    ---------
Balance June 12, 2003 (Post-acquisition)                               1,000          (42,359)       1,228,356            -

     Acquisition adjustments to eliminate original balances           (1,000)          42,359       (1,228,356)           -
     Pushdown of purchase price and related costs                          -                -                -      679,465
     Tax sharing receivable - Southern Union                               -                -                -            -
                                                                     -------        ---------      -----------    ---------
        Subtotal                                                           -                -                -      679,465

     Comprehensive income:
       Net earnings                                                        -                -                -            -
       Unrealized gain related to interest rate swaps, net of tax          -            1,372                             -
                                                                     -------        ---------      -----------    ---------
       Comprehensive income                                                -            1,372                -            -
                                                                     -------        ---------      -----------    ---------

                                                                     -------        ---------      -----------    ---------

Balance December 31, 2003 (Post-acquisition)                         $     -        $   1,372      $         -    $ 679,465
                                                                     =======        =========      ===========    =========

                                                                                     Note      Tax Sharing
                                                                     Retained     Receivable-  Receivable-
                                                                     Earnings        CMS        Southern
                                                                     (Deficit)      Capital       Union          Total
                                                                    -----------   ----------   -----------    -----------
Balance January 1, 2001 (Pre-acquisition)                           $   (5,339)          $ -    $       -     $ 1,122,208

     Comprehensive income:
       Net earnings                                                     53,956             -            -          53,956
                                                                    ----------    ----------    ---------     -----------
       Comprehensive income                                             53,956             -            -          53,956
                                                                    ----------    ----------    ---------     -----------
     Contribution from CMS                                                   -             -            -         150,000
     Transfer from CMS - Guardian                                            -             -            -           9,302
     CMS Capital Notes                                                       -      (150,000)           -        (150,000)
     Common stock dividends                                            (60,913)            -            -         (60,913)
     Other                                                                   -             -            -            (227)
                                                                    ----------    ----------    ---------     -----------
Balance December 31, 2001 (Pre-acquisition)                           $(12,296)   $ (150,000)   $       -     $ 1,124,326

     Comprehensive income:
       Net loss                                                       (299,611)            -            -        (299,611)
       Increase in pension liability, net of tax                             -             -            -         (25,770)
       Unrealized loss related to interest rate swaps, net of tax            -             -            -         (13,409)
                                                                    ----------    ----------    ---------     -----------
       Comprehensive loss                                             (299,611)            -            -        (338,790)
                                                                    ----------    ----------    ---------     -----------
     Return of capital - CMS                                                 -             -            -          (4,935)
     Common stock dividends                                            (28,124)            -            -         (28,124)
     Other                                                                                                            107
                                                                    ----------    ----------    ---------     -----------
Balance December 31, 2002 (Pre-acquisition)                         $ (340,031)   $ (150,000)   $       -       $ 752,584

     Comprehensive income:
       Net earnings                                                     50,014             -            -          50,014
       Unrealized loss related to interest rate swaps, net of tax            -             -            -          (3,180)
                                                                    ----------    ----------    ---------     -----------
       Comprehensive income                                             50,014             -            -          46,834
                                                                    ----------    ----------    ---------     -----------
     Return of capital - Centennial                                          -             -            -         (40,000)
     Return of capital - Guardian equity investment                          -             -            -         (27,781)
     Capital contribution from CMS Gas Transmission                          -             -            -          15,149
     Other                                                                   -             -            -             194
                                                                    ----------    ----------    ---------     -----------

Balance June 11, 2003 (Acquisition date)                            $ (290,017)   $ (150,000)   $       -     $   746,980
                                                                    ----------    ----------    ---------     -----------
Balance June 12, 2003 (Post-acquisition)                              (290,017)     (150,000)           -         746,980

     Acquisition adjustments to eliminate original balances            290,017       150,000            -        (746,980)
     Pushdown of purchase price and related costs                            -             -            -         679,465
     Tax sharing receivable - Southern Union                                 -             -      (85,471)        (85,471)
                                                                    ----------    ----------    ---------     -----------
        Subtotal                                                             -             -      (85,471)        593,994

     Comprehensive income:
       Net earnings                                                     51,452             -            -          51,452
       Unrealized gain related to interest rate swaps, net of tax            -             -            -           1,372
                                                                    ----------    ----------    ---------     -----------
       Comprehensive income                                             51,452             -            -          52,824
                                                                    ----------    ----------    ---------     -----------

                                                                    ----------    ----------    ---------     -----------

Balance December 31, 2003 (Post-acquisition)                        $   51,452    $        -    $ (85,471)    $   646,818
                                                                    ==========    ==========    =========     ===========

                             See accompanying notes.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS

All dollar amounts in the tables herein are stated in thousands, unless otherwise indicated. Certain prior period amounts have been reclassified to conform with the current period presentation.

                              I CORPORATE STRUCTURE

Panhandle Eastern Pipe Line Company, LLC (formerly Panhandle Eastern Pipe Line Company), a Delaware limited liability company, including all of its subsidiaries (collectively, Panhandle), is an indirect wholly-owned subsidiary of Southern Union Company (Southern Union Company and together with its subsidiaries, Southern Union) since Southern Union's June 11, 2003 acquisition of Panhandle (Panhandle Acquisition) from CMS Gas Transmission Company (CMS Gas Transmission), a subsidiary of CMS Energy Corporation (together, CMS). Panhandle is primarily engaged in the interstate transportation and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services and is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The Panhandle entities include Panhandle Eastern Pipe Line Company, LLC (Panhandle Eastern Pipe Line), Trunkline Gas Company, LLC (Trunkline) a wholly-owned subsidiary of Panhandle Eastern Pipe Line, Sea Robin Pipeline Company (Sea Robin), a Louisiana unincorporated joint venture and an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line, Trunkline LNG Company, LLC (Trunkline LNG) which is a wholly-owned subsidiary of Trunkline LNG Holdings, LLC (LNG Holdings), an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line and Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage), a wholly-owned subsidiary of Panhandle Eastern Pipe Line. Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet (bcf) per day and 72 bcf of owned underground storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America and has 6.3 bcf of above ground LNG storage capacity.

On June 11, 2003, Southern Union acquired Panhandle (Panhandle Acquisition) from CMS for approximately $581,729,000 in cash and 3,000,000 shares of Southern Union common stock (before adjustment for subsequent stock dividend distribution) valued at approximately $48,900,000 based on market prices at closing of the Panhandle Acquisition and in connection therewith incurred transaction costs of approximately $30,448,000. Southern Union also incurred additional deferred state income tax liabilities estimated at $18,388,000 as a result of the transaction. At the time of the acquisition, Panhandle had approximately $1,157,228,000 of debt principal outstanding that it retained. Southern Union funded the cash portion of the acquisition with approximately $437,000,000 in cash proceeds it received for the January 1, 2003 sale of its Texas operations, approximately $121,250,000 of the net proceeds it received from concurrent common stock and equity units offerings and with working capital available to Southern Union. Southern Union structured the Panhandle Acquisition and the sale of its Texas operations to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. Panhandle and five of its subsidiaries, as well as the Southern Union subsidiary that became Panhandle's direct parent upon the acquisition, converted from Delaware corporations to Delaware limited liability companies in June 2003.

Under the terms of the Panhandle sale agreement, CMS retained Panhandle's ownership interests in and obligations associated with the Centennial Pipeline, LLC (Centennial) and Guardian Pipeline, LLC (Guardian) pipeline projects, as well as certain of Panhandle's net deferred tax assets of $28,124,000, all tax liabilities of $17,405,000, net pension liabilities recorded of $42,965,000, certain other net postretirement liabilities recorded of $16,351,000 and other net liabilities of $2,214,000. CMS also retained financial responsibility for all existing stock options. Panhandle disposed of its interest in Centennial and Guardian and certain cash collateral related to Guardian was transferred to CMS. Such dispositions to CMS were recorded at Panhandle's net book value with no gain or loss recognized. The Note Receivable from CMS Capital Corp. (CMS Capital), a subsidiary of CMS was eliminated in the sale as the purchase by Southern Union from CMS included the offsetting Note Payable of CMS Capital and thus the note was eliminated in pushdown accounting and subsequently extinguished. For further information, see Note V -- Related Party Transactions. On March 1, 2003, certain assets previously held by CMS with a net book value of $15,149,000 were contributed to Panhandle by CMS and were included in the Southern Union purchase.

As noted above, Panhandle was acquired by Southern Union effective June 11, 2003. The acquisition was

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounted for using the purchase method of accounting in accordance with accounting principles generally accepted in the United States of America with Panhandle allocating the purchase price paid by Southern Union to Panhandle's net assets as of the acquisition date. The Panhandle assets acquired and liabilities assumed have been recorded based on their estimated fair value as of the acquisition date based on the results of outside appraisals. Accordingly, the post-acquisition financial statements reflect a new basis of accounting and pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable. Items which are still under review are the valuation of certain contingent liabilities as of the acquisition date. (See Note XII -- Commitments and Contingencies.)

The following table summarizes the changes in owner's equity associated with the acquisition as of June 11, 2003 including details of the fair value adjustments to the pre-acquisition carrying amounts of the net assets acquired.

Owner's Equity, pre-acquisition                                                    $ 746,980
Fair value adjustments to pre-acquisition net assets:
  Current assets, excluding system gas                               1,178
  System gas                                                        14,055
  Property, plant and equipment                                    238,838
  Intangibles                                                       31,569
  Goodwill                                                        (112,582)
  Deferred debt costs                                              (14,469)
  Other assets                                                        (670)
  Current liabilities                                               (5,451)
  Long-term debt                                                   (63,764)
  Deferred credits and other liabilities                           (22,104)
                                                                  --------
    Net fair value adjustments                                                        66,600
  Net liabilities retained by CMS                                                     50,811
  Elimination of CMS Capital Note Receivable                                        (184,926)
  Tax sharing receivable                                                             (85,471)
                                                                                   ---------
Owner's Equity, post-acquisition                                                   $ 593,994
                                                                                   =========

Based on the purchase price allocations, the acquisition resulted in the recognition of intangible asset value relating to contracts and customer relationships of $31,569,000 as of the acquisition date. These intangibles are being amortized over 20 years, the remaining life of the contract with which the value is associated. As of December 31, 2003, the carrying amount of these intangibles was $30,698,000 and is included in Other Non-current Assets on the Consolidated Balance Sheet. The accumulated amortization expense for the period June 12 through December 31, 2003 related to these intangibles was $871,000.

         II SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

PRINCIPLES OF CONSOLIDATIONS. The consolidated financial statements include the accounts of all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances. Investments in businesses not controlled by Panhandle, but over which it has significant influence, are accounted for using the equity method. All significant intercompany accounts and transactions are eliminated in consolidation. All dollar amounts in the tables herein are stated in thousands, unless otherwise indicated. Certain prior period amounts have been reclassified to conform with the current period presentation.

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS. All liquid investments with maturities at date of purchase of three months or less are considered cash equivalents.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SYSTEM GAS AND OPERATING SUPPLIES. System gas and operating supplies consist of gas held for operations and materials and supplies, carried at the lower of weighted average cost or market. The gas held for operations that is not expected to be consumed in operations in the next twelve months has been reflected in non-current assets. All system gas and materials and supplies purchased are recorded at the lower of cost or market, while net gas received from and owed back to customers is valued at market. For the year ended December 31, 2001, $23,579,000 of lower of cost or market write-downs were recorded to Panhandle's system gas. No such lower of cost or market write down adjustments were necessary for 2002 and 2003.

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

PROPERTY, PLANT AND EQUIPMENT. On June 11, 2003, Panhandle's assets were acquired by Southern Union Company. The acquisition was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Panhandle's property, plant and equipment (PP&E) was adjusted to estimated fair market value on June 11, 2003 and depreciated based on the revised estimated remaining useful lives. Panhandle's accumulated depreciation and amortization provision balance at June 11, 2003 was eliminated pursuant to the purchase method of accounting (See Note I -- Corporate Structure).

Ongoing additions of PP&E are stated at cost. Panhandle capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. The cost of renewals and betterments that extend the useful life of PP&E is also capitalized. The cost of repairs and replacements of minor items of PP&E is charged to expense as incurred. Depreciation is generally computed using the straight-line method. The composite weighted-average depreciation rates were 3.5, 3.1, and 3.0 percent for 2003, 2002 and 2001, respectively.

When PP&E is retired, the original cost plus the cost of retirement, less salvage is charged to accumulated depreciation and amortization. When entire regulated operating units of property, plant and equipment are retired or sold or non-regulated properties are retired or sold, the property and related accumulated depreciation and amortization accounts are reduced, and any gain or loss is recorded in income.

Computer software, which is a component of PP&E, is stated at cost and is generally amortized on a straight-line basis over its useful life on a product-by-product basis. The amortization period for computer software is between 3 and 15 years.

RELATED PARTY TRANSACTIONS. Prior to the acquisition by Southern Union, Panhandle had a number of significant transactions with its former parent and its subsidiaries. These transactions included revenues for the transportation of natural gas for Consumers Energy Company (Consumers), and other CMS affiliated entities, which were based on regulated prices, market prices and/or competitive bidding. Related party expenses included payments for services provided by affiliates and payment of overhead costs and management and royalty fees to CMS, as well as allocated employee benefit plan costs. Subsequent to June 11, 2003, related party expenses primarily include payments for services provided by Southern Union. Other income was primarily related to interest income from the Note receivable - CMS Capital and Note Receivable - Southern Union (See Note V -- Related Party Transactions).

A portion of Panhandle's revenues for the transportation of natural gas includes revenues from Missouri Gas Energy, a division of Southern Union that is a gas utility in Kansas City, Missouri and parts of western Missouri. Contracts for services were entered into before either the initial agreements between CMS and Southern Union or closing of the Panhandle Acquisition and were based on regulated prices, market prices and competitive bidding.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For periods commencing with the Panhandle Acquisition, Panhandle and certain of its subsidiaries are not treated as a separate taxpayer for federal and certain state income tax purposes. Instead, Panhandle's income is taxable to Southern Union. Panhandle has entered into a tax sharing agreement with Southern Union pursuant to which Panhandle will be required to make payments to Southern Union in order to reimburse Southern Union for taxes that it pays on Panhandle's income, or to receive payments from Southern Union to the extent that tax losses generated by Panhandle are utilized by Southern Union. In addition, Panhandle's subsidiaries that are corporations will be included in consolidated and combined federal and state income tax returns filed by Southern Union. Panhandle's liability generally will be equal to the liability which Panhandle and its subsidiaries would have incurred based upon Panhandle's taxable income if Panhandle was a taxpayer filing separately from Southern Union, except that Panhandle will receive credit under an intercompany note for any increased liability resulting from its tax basis in its assets having been reduced as a result of the like-kind exchange under Section 1031 of the IRS Code. In addition, Southern Union has agreed to pay Panhandle any indemnification payments that it receives from CMS with respect to its tax liability for periods prior to the Panhandle Acquisition. The tax sharing agreement can be amended from time to time. Depending upon the terms of the tax sharing agreement, Panhandle's liability to Southern Union may be greater or less than the tax liability that Panhandle would have incurred if it was a corporation unaffiliated with Southern Union.

UNAMORTIZED DEBT PREMIUM, DISCOUNT AND EXPENSE. Panhandle amortizes premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective debt instrument.

ENVIRONMENTAL EXPENDITURES. Environmental expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Environmental expenditures relating to current or future revenues are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Remediation obligations are not discounted.

REVENUES. Revenues on transportation, storage and terminalling of natural gas are recognized as service is provided. Receivables are subject to normal trade terms and are carried net of an allowance for doubtful accounts. Prior to final FERC approval of filed rates, Panhandle is exposed to risk that the FERC will ultimately approve the rates at a level lower than those requested. The difference is subject to refund and reserves are established, where required, for that purpose. (See Note III -- Regulatory Matters).

During 2003, 2002 and 2001, sales to Proliance Energy, LLC, a nonaffiliated local distribution company and gas marketer, accounted for approximately 16 percent, 16 percent, and 15 percent, of Panhandle's total operating revenues, respectively. Also during 2003 and 2002, sales to BG LNG Services, a nonaffiliated gas marketer, accounted for approximately 15 percent and 13 percent of Panhandle's total operating revenue, respectively. Sales to subsidiaries of CMS, primarily Consumers Energy Company, accounted for approximately 12 percent of Panhandle's total operating revenues during 2003, approximately 12 percent during 2002, and approximately 15 percent during 2001. No other customer accounted for 10 percent or more of total operating revenues during 2003, 2002, or 2001. Aggregate sales to Panhandle's top ten customers accounted for approximately 69%, 67% and 60% of total operating revenues during 2003, 2002 and 2001, respectively.

INTEREST COST CAPITALIZED. Interest costs incurred during the construction period are capitalized and amortized over the life of the assets. Gross interest expense for the twelve months ended December 31, 2003, 2002 and 2001 was $63,564,000, $79,537,000 and $85,827,000, respectively, of which $2,611,000,
$3,008,000 and $2,970,000 was capitalized for projects under construction during 2003, 2002 and 2001, respectively.

GOODWILL. Goodwill represents the excess of costs over fair value of assets of businesses acquired. See Note IV -- Goodwill.

ACCOUNTING FOR RETIREMENT BENEFITS. Panhandle follows SFAS No. 87, "Employers' Accounting for Pensions", to account for pension costs. To account for other postretirement benefit costs, Panhandle follows SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits," as amended. For defined benefit plans, under certain circumstances, these statements require liabilities to be recorded on the balance sheet at the present

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses requires the expertise of actuaries and is subject to many assumptions, including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year.

Prior to the acquisition of Panhandle, its employees participated in the CMS Pension Plan, a defined benefit retirement plan for employees of CMS and its affiliates. Upon the consummation of the Panhandle Acquisition in June 2003, the CMS Pension Plan assets and obligations associated with Panhandle employees, as well as obligations with respect to certain supplemental retirement benefits for management employees were retained by CMS. In addition, upon the closing of the Panhandle Acquisition, Panhandle employees became ineligible to accrue additional benefits under the CMS Pension Plan or other CMS plans. Following the Panhandle Acquisition, Panhandle does not maintain or participate in a defined benefit retirement plan for its employees, but instead provides benefits to substantially all employees under a defined contribution 401(k) plan. Under the 401(k) plan, Panhandle provides a matching contribution of 50 percent of the employee's contribution to the 401(k) plan that does not exceed 4 percent of the employee's eligible pay. In addition, Panhandle makes additional contributions to the 401(k) plan ranging from 4 to 6 percent of the employee's eligible pay, depending on the employee's age and years of service under a Retirement Power Account benefit. Panhandle has generally retained the same active employee health and life benefits that were offered prior to the Panhandle Acquisition.

In connection with the Panhandle Acquisition, CMS, or its affiliates, also retained liabilities with respect to the postretirement benefit plans other than pensions (OPEB) for Panhandle retirees and employees who were eligible to retire with such benefits as of the closing of the Panhandle Acquisition. CMS, or its affiliates, also retained all of the assets relating to OPEB, which were $1,986,000 less than the liabilities retained. Following the Panhandle Acquisition, Panhandle continues to provide certain postretirement health and life benefits to eligible, active employees (Panhandle Plan). The accumulated postretirement benefit obligation with respect to such postretirement health and life benefits as of June 11, 2003 was estimated to be approximately $42,752,000 and as of December 31, 2003 the balance was approximately $47,085,000. Panhandle agreed to provide, or supplement, postretirement health benefits under the Panhandle Plan for certain employees eligible to receive retiree health benefits under the CMS plan, if the most valuable of the options under the CMS plan becomes less valuable than the most valuable option under the Panhandle Plan. Currently, no benefits are expected to be provided under the Panhandle Plan with respect to those eligible employees who elect to receive benefits as retirees under the CMS plan, and no liability is currently recognized for such employees.

ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES. Panhandle follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, to accrue for derivative and hedging activities. Panhandle utilizes interest-rate related derivative instruments to manage its exposure on its debt instruments and does not enter into derivative instruments for any purpose other than hedging purposes. All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, Panhandle designates the derivative as either: (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (ii) a hedge of a forecasted transaction or the variability of cash flows to be received or paid in conjunction with a recognized asset or liability (cash flow hedge), or (iii) an instrument that is held for trading or non-trading purposes (a trading or non-hedging instrument).

Interest rate swaps are used to reduce interest rate risks and to manage interest expense. By entering into these agreements, Panhandle generally converts floating-rate debt into fixed-rate debt, but may also convert fixed-rate debt to floating. Interest differentials paid or received under the swap agreements are reflected as an adjustment to interest expense. These interest rate swaps are financial derivative instruments that qualify for hedge treatment. For derivatives treated as hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive income until the related hedge items impact earnings. Any ineffective portion of a hedge is reported in earnings immediately. For derivatives treated as a hedge of the fair value of a debt instrument, the effective portion of changes in fair value are recorded as an adjustment to the hedged debt. The ineffective portion of a fair value hedge is recognized in earnings. Upon termination of a fair value hedge of a debt instrument, the resulting gain or loss is amortized to income through the maturity date of the debt instrument.

Panhandle is party to interest rate swap agreements with an aggregate notional amount of $202,179,000 as of December 31, 2003 that fix the interest rate applicable to floating rate long-term debt and which qualify for hedge

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounting. For the twelve months ended December 31, 2003, the amount of swap ineffectiveness was not significant. As of December 31, 2003, floating rate London InterBank Offered Rate (LIBOR) based interest payments were exchanged for weighted fixed rate interest payments of 5.08%. As such, payments or receipts on interest rate swap agreements, in excess of the liability recorded, are recognized as adjustments to interest expense. As of December 31, 2003, June 11, 2003 (the Panhandle Acquisition date) and December 31, 2002, the fair value liability position of the swaps was $19,806,000, $26,850,000 and $22,424,000, respectively. For the twelve months ended December 31, 2002 and the period January 1 through June 11, 2003 an unrealized loss of $22,424,000 ($13,409,000, net of tax) and $5,317,000 ($3,180,000, net of tax), respectively, was included in accumulated other comprehensive income related to these swaps. As of December 31, 2003 and since the Panhandle Acquisition date, an unrealized gain of $2,293,000 ($1,372,000, net of tax) was included in accumulated other comprehensive income related to these swaps, of which approximately $289,000, net of tax, is expected to be reclassified to interest expense during the next twelve months as the hedged interest payments occur. Current market pricing models were used to estimate fair values of interest rate swap agreements.

ACCOUNTING FOR GAINS AND LOSSES ON DEBT EXTINGUISHMENT. Panhandle follows SFAS No. 145, "Rescission of Financial Accounting Standards Board (FASB) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," (SFAS No. 145) to account for gains and losses on debt extinguishment. SFAS No. 145 dictates that gains and losses on debt extinguished are no longer classified as extraordinary items. This provision is effective for transactions occurring and financial statements issued on or after May 15, 2002. Panhandle has adopted SFAS No. 145 and the implementation resulted in a reclassification of a $920,000 gain ($565,000, net of tax) and a $3,233,000 loss ($1,986,000, net of tax) related to debt retirements previously reflected as Extraordinary Item to Other Income (Expense), Net for the twelve months ended December 31, 2002 and December 31, 2001, respectively. During 2003, Panhandle recorded a pre-tax gain on the extinguishment of debt of approximately $6,123,000 ($3,674,000, net of tax) which is classified as Other Income (Expense), Net, pursuant to the requirements of SFAS No. 145.

ACCOUNTING FOR TAXES. For federal and certain state income tax purposes, after converting to LLCs, Panhandle and certain subsidiaries are not treated as a separate taxpayer. Instead, its income is taxable to Southern Union. Pursuant to a tax sharing agreement with Southern Union, which is subject to modification or amendment, Panhandle will pay its share of taxes based on its taxable income, which will generally equal the liability which would have been incurred as a separate taxpayer. Panhandle will receive credit under an intercompany note from Southern Union for differences in tax depreciation resulting from the like-kind exchange over the taxable life of the related assets. See Note I -- Corporate Structure and Note II -- Summary of Significant Accounting Policies and Other Matters - Related Party Transactions.

Deferred income taxes have been provided for temporary differences. Temporary differences occur when events and transactions recognized for financial reporting result in taxable or non-taxable amounts in different periods.

Panhandle accounts for income taxes utilizing the liability method which bases the amounts of current and future tax assets and liabilities on events recognized in the financial statements and on income tax laws and rates existing at the time the temporary differences are expected to reverse.

NEW ACCOUNTING STANDARDS

SFAS NO. 132R, "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS" (SFAS NO. 132R): Issued by the FASB in December 2003, the Statement is effective for fiscal years ending after December 15, 2003. SFAS No. 132R amends SFAS No. 87, 88 and 106 and enhances disclosures about pension plans and other postretirement benefit plans. Companies are required to provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. Additionally, companies are required to provide a breakdown of plan assets by category, a description of investment policies and strategies and target allocation percentages, or target ranges for these categories. Panhandle adopted SFAS No. 132R during the fourth quarter of 2003 and has determined that the application of SFAS No. 132R had no additional impact on its consolidated financial position or results of operations during the 2003 periods presented.

SFAS NO. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" (SFAS NO. 143): In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("ARO"), which is effective for fiscal years beginning after June 15, 2002. The standard requires legal obligations associated with the retirement of long-

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Panhandle adopted the new rules on asset retirement obligations on January 1, 2003. Adoption of the new rule resulted in an increase in net property, plant and equipment of $10,082,000, recognition of an asset retirement obligation of $6,024,000, and a cumulative effect of adoption that increased net income and stockholder's equity by $2,003,000, net of tax; and there were no settlements and cash flow revisions during the 2003 periods presented. Accretion expense during 2003 through June 11, 2003 was approximately $282,000, and approximately $364,000 for the period June 12 through December 31, 2003. Accretion expense for 2002 would have been approximately $532,000 on a pro forma basis if the accounting pronouncement had been applied during such period.

The fair value of ARO liabilities has been calculated using an expected present value technique. This technique reflects assumptions, such as costs, inflation, and profit margin that third parties would consider in order to take on the settlement of the obligation. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in Panhandle's ARO fair value estimate since a reasonable estimate could not be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, such as assets with an indeterminate life, the liability will be recognized when a reasonable estimate of fair value can be made. Generally, property such as onshore transmission assets have an indeterminate life, retirement cash flows cannot be determined and there is a low probability in determining a retirement date. Therefore, no liability has been recorded for these assets. The initial measurement of the ARO liability for some of Panhandle's offshore lateral lines is based largely on cost estimates from third parties.

The following table is a general description of the ARO and its associated long-lived assets.

DECEMBER 31, 2003

                                   IN SERVICE
ARO DESCRIPTION                       DATE            LONG-LIVED ASSETS          AMOUNT
-----------------------------      ----------       ----------------------      --------
Retire offshore lateral lines        Various        Offshore lateral lines      $ 10,082

The following table is a reconciliation of the carrying amount of the ARO.

DECEMBER 31, 2003

                                                                 ARO LIABILITY
                    -----------------------------------------------------------------------------------------------------------
                                                                  PRE-ACQUISITION   POST-ACQUISITION
                                                                  ---------------   ----------------
                                                                    JAN 1-JUN 11    JUN 12-DEC 31
                    PRO FORMA                                           2003             2003            CASH FLOW
ARO DESCRIPTION      1/1/02     1/1/03    INCURRED     SETTLED                ACCRETION                  REVISIONS     12/31/03
---------------      ------     ------    --------     -------                ---------                  ---------     --------
Offshore laterals    $ 5,492    $ 6,024    $ 809          -            $ 282             $ 364                -         $ 7,479

During the second quarter of 2003 Panhandle reclassified $27,286,000 of negative salvage previously included in accumulated depreciation to other non-current liabilities for amounts collected for asset retirement obligations on certain assets which are not recordable as SFAS No. 143 liabilities, but represent other legal obligations.

SFAS NO. 145, "RESCISSION OF FINANCIAL ACCOUNTING STANDARDS BOARD (FASB) STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS" (SFAS NO. 145): Issued by the FASB on April 30, 2002, this Standard rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (SFAS No. 4), and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements" (SFAS No. 64). As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets the criteria set forth in Accounting Principles Board Opinion (APB) No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This provision is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases" (SFAS No. 13), to require sale-leaseback accounting for certain lease modifications that have similar economic impacts to sale-leaseback transactions. This provision is effective for transactions occurring and financial statements issued after May 15,

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2002. Panhandle has adopted SFAS No. 145 and the implementation resulted in a reclassification of a $920,000 gain ($565,000, net of tax) and a $3,233,000 loss ($1,986,000, net of tax) related to debt retirements which were previously reflected as Extraordinary Item to Other Expense (Income), Net for the twelve months ended December 31, 2002 and December 31, 2001, respectively. During the third quarter of 2003 Panhandle recognized a $6,123,000 ($3,674,000, net of tax) gain on debt extinguishment and is classified as Other Income, Net, pursuant to the requirements of SFAS No. 145.

SFAS NO. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES" (SFAS NO. 146): Issued by the FASB in July 2002, this standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard is effective for exit or disposal activities initiated after December 31, 2002. The scope of SFAS No.146 includes, (i) costs related to termination benefits of employees who are involuntarily terminated, (ii) costs to terminate a contract that is not a capital lease, and (iii) costs to consolidate facilities or relocate employees. Any future exit or disposal activities that Panhandle may engage in after any potential sale would be subject to the provisions of this statement. Panhandle adopted SFAS No. 146 during the first quarter of 2003 and has determined the application of SFAS No. 146 had no material impact on its consolidated financial position or results of operations during the 2003 periods presented.

SFAS NO. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123" (SFAS NO. 148): Issued by the FASB in December 2002, this standard provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of the statement are effective as of December 31, 2002 and interim disclosure provisions are effective for interim financial reports starting in 2003. Panhandle adopted the fair value based method of accounting for stock-based employee compensation effective December 31, 2002, the amounts of which were immaterial during the fourth quarter of 2002, applying the prospective method of adoption which requires recognition of all employee awards granted, modified, or settled after the beginning of the year in which the recognition provisions are first applied. Panhandle has adopted SFAS No. 148 for new awards granted during the period January 1, 2002 through June 11, 2003, which resulted in no expense recorded during the 2003 periods presented due to no stock options issued during 2003. CMS retained financial responsibility for all stock options issued prior to June 12, 2003. No options have been subsequently granted as of December 31, 2003.

SFAS NO. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" (SFAS NO. 149): In April 2003, the FASB issued SFAS No. 149, which is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The standard (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Panhandle adopted SFAS No. 149 during the third quarter of 2003 and has determined that the application of SFAS No. 149 had no material impact on its consolidated financial position or results of operations during the 2003 periods presented.

SFAS NO. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" (SFAS NO. 150): In May 2003, the FASB issued SFAS No. 150, which becomes effective at the beginning of the first interim period beginning after June 15, 2003. The standard establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The standard further defines and requires that certain instruments within the scope of SFAS No. 150 be classified as liabilities on the financial statements. Panhandle adopted SFAS No. 150 during the third quarter of 2003 and has determined that the application of SFAS No. 150 had no material impact on its consolidated financial position or results of operations during the 2003 periods presented.

FASB INTERPRETATION NO. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENT FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS": Issued by the FASB in November 2002, the interpretation expands on existing disclosure requirements for most guarantees, and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial statements. The interpretation is effective for guarantees issued or modified on and after January 1, 2003. For contracts that are within the initial recognition and measurement provision of this interpretation, the provisions are to be applied to guarantees issued or modified after December 31, 2002. Implementation of the standard had no material impact on Panhandle's consolidated financial position or results of operations during the 2003 periods presented.

FASB INTERPRETATION NO. 46R, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" (FIN NO. 46R): Issued by the FASB in December 2003, the interpretation defines a variable interest entity as a legal entity whose equity owners do not have sufficient equity at risk and/or a controlling financial interest in the entity. The interpretation is effective for special-purpose entities for periods ending after December 15, 2003 and for all other types of variable interest entities for periods ending after March 15, 2004. This standard requires a company to consolidate a variable interest entity if it is allocated a majority of the entity's losses and/or returns, including fees paid by the entity. The adoption of FIN No. 46R had no material impact on Panhandle's consolidated financial position or results of operations as of December 31, 2003. Panhandle is still assessing the interpretation for any potential impact for future periods.

                             III REGULATORY MATTERS

In conjunction with a FERC Order issued in September 1997, certain natural gas producers were required to refund previously collected Kansas ad valorem taxes to interstate natural gas pipelines. These pipelines were ordered to refund these amounts to their customers. All payments were to be made in compliance with prescribed FERC requirements. In June 2001, Panhandle filed a proposed settlement of these proceedings which all the customers and most of the producers supported. The settlement provided for the producers to refund and the customers to accept a reduction from the amounts originally billed to the producers. In September 2001, the FERC approved the settlement without modification and the settlement became effective on October 15, 2001. Settlements were reached with all of the non-settling producers in November 2003, except for Pioneer Natural Resources, Inc. (Pioneer). A FERC hearing to resolve the outstanding issues with Pioneer was conducted on October 16, 2003. Briefing was completed in December 2003 and an initial decision was issued on February 18, 2004, largely upholding Panhandle's position. On January 29, 2004 and February 13, 2004, the Commission approved settlements with the remaining non-settling producers. At December 31, 2003 and December 31, 2002, accounts receivable included $3,017,000 and $8,329,000, respectively, for tax collections due from natural gas producers. At December 31, 2003 and December 31, 2002, other current liabilities included $8,556,000 and $13,059,000, respectively, for tax collections due to customers.

In July 2001, Panhandle Eastern Pipe Line filed a settlement with customers on FERC Order 637 matters to resolve issues including capacity release and imbalance penalties, among others. On October 12, 2001 and December 19, 2001 FERC issued orders approving the settlement, with modifications. The settlement changes became final effective February 1, 2002 and Panhandle recognized approximately $2,933,000 of income, after-tax, including interest.

In December 2002, FERC approved a Trunkline LNG certificate application to expand the Lake Charles facility to approximately 1.2 bcf per day of sustainable send out capacity versus the current sustainable send out capacity of .63 bcf per day. BG LNG Services, Inc., a subsidiary of BG Group of the United Kingdom (BG LNG Services) has contract rights for the .57 bcf per day of additional capacity. Construction on the Trunkline LNG expansion project (Phase I) commenced in September 2003 and is expected to be completed with an estimated cost totaling $137 million by the end of 2005. Approximately $41 million of costs have been incurred on the expansion through December 31, 2003 and an additional estimated $96 million is expected to be incurred. In February 2004, Trunkline LNG filed a further incremental LNG expansion project (Phase II) with the FERC and is awaiting commission approval. Phase II is estimated to cost approximately $77 million and would increase the LNG terminal sustainable send out capacity to 1.8 bcf per day by mid-2006. BG LNG Services has contracted for all the proposed additional capacity subject to Trunkline LNG achieving certain construction milestones at this facility.

In February 2004, Trunkline filed an application with the FERC to request approval of a 30-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal. The estimated cost of this pipeline expansion is approximately $40 million. The pipeline creates additional transport capacity in association with the Trunkline LNG expansion and also includes new and expanded delivery points with major interstate pipelines.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Panhandle previously sought refunds from the State of Kansas concerning certain corporate income tax issues for the years 1981 through 1984. On January 25, 2002, the Kansas Supreme Court entered an order affirming a previous Board of Tax Court finding that Panhandle was entitled to refunds which with interest total approximately $26,000,000. Pursuant to the provisions of the purchase agreement between CMS and a subsidiary of Duke Energy (Duke) associated with the March 1999 CMS acquisition of Panhandle, Duke retained the benefits of any tax refunds or liabilities for periods prior to the date of the sale of Panhandle to CMS, including these Kansas refunds.

In February 2002, Trunkline filed a settlement with customers on Order 637 matters to resolve issues including capacity release and imbalance penalties, among others. On July 5, 2002, FERC issued an order approving the settlement, with modifications. On October 18, 2002, Trunkline Gas filed tariff sheets with the FERC to implement Order 637 changes effective November 1, 2002. On February 12, 2003, FERC issued an order approving the settlement effective November 1, 2002. Management believes that this matter will not have a material adverse effect on Panhandle's consolidated results of operations or financial position.

                                   IV GOODWILL

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Panhandle adopted the provisions of SFAS No. 142 as of January 1, 2002. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment annually in accordance with the provisions of SFAS No. 142. SFAS No. 142's transitional goodwill impairment evaluation required Panhandle to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. Panhandle's goodwill, which resulted from its acquisition by CMS in March 1999, was tested for impairment as of January 1, 2002, based on valuations by outside appraisers. As defined in SFAS No. 142, Panhandle was considered a single reporting unit. The fair value of the reporting unit was determined using a combination of the income approach based on discounted cash flows and a market approach using public guideline companies and market transactions. The goodwill impairment amount was determined by comparing the fair value of goodwill to book value. The goodwill impairment test resulted in a $601,108,000 pre-tax write-down ($369,119,000 after-tax) and was recorded retroactive to the first quarter of 2002 as the cumulative effect of a change in accounting for goodwill, pursuant to the requirements of SFAS No. 142.

For purposes of comparison, the following table presents what net income would have been during the periods presented had there been no amortization of goodwill, cumulative effect of change in accounting principle, net of tax, and extraordinary income, net of tax, in those periods.

                                                             PRE-ACQUISITION
                                                       ---------------------------
                                                        YEAR ENDED     YEAR ENDED
                                                       DECEMBER 31,   DECEMBER 31,
ADJUSTED NET INCOME                                        2002           2001
-------------------                                    -----------    ------------
Reported Net Income (Loss)                              $(299,611)    $  53,957
Exclude: Extraordinary (Income) Loss, Net of Tax                -             -
                                                        ---------     ---------
Net Income before extraordinary item                     (299,611)       53,957
Add back:  Cumulative Effect of Change in
  Accounting for Goodwill, Net of Tax                     369,119             -
Add back:  Goodwill amortization                                -        19,296
Tax effect                                                      -        (7,718)
                                                        ---------     ---------
Adjusted Net Income                                     $  69,508     $  65,535
                                                        =========     =========

On June 11, 2003, Southern Union completed its acquisition of Panhandle from CMS. Based on the results of an outside appraisal and the purchase price allocations, the acquisition results in no recognition of goodwill.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          V RELATED PARTY TRANSACTIONS

Panhandle had a number of significant transactions with former related parties during the pre-acquisition period. Revenue transactions, primarily for the transportation of natural gas for Consumers and other CMS affiliates which were related parties until June 12, 2003, were based on regulated prices, market prices or competitive bidding. Panhandle will continue transporting gas for these former related parties under the contracts currently in effect, and thereafter if contracts are renewed. Panhandle has transportation revenues with Missouri Gas Energy, a Southern Union division, which accounts for approximately 1 percent of annual consolidated revenues.

                                   POST-ACQUISITION               PRE-ACQUISITION
                                   ----------------  -----------------------------------------
                                       JUNE 12 -     JANUARY 1-      YEAR ENDED    YEAR ENDED
                                     DECEMBER 31,     JUNE 11,      DECEMBER 31,   DECEMBER 31,
RELATED PARTY TRANSACTIONS               2003           2003            2002          2001
--------------------------         ----------------  ----------     ------------   -----------
Transportation and storage
 of natural gas                        $  2,251       $ 28,094       $ 56,516       $ 53,557
LNG terminalling revenue                      -              -          2,238         25,615
Other operating revenues                   (124)          (424)        (4,796)         4,104
Operation and maintenance
  Management & royalty fees               6,111              -         16,630         17,983
  Other expenses (a)                      9,900          9,727         23,010         29,250
Interest income, net                        271          6,161          8,743          9,045

(a) Includes allocated benefit plan costs

Prior to June 12, 2003, related party expenses included payments for services provided by former affiliates, as well as allocated CMS benefit plan costs. Panhandle, through CMS, provided retirement benefits under a number of different plans, including certain health care and life insurance under OPEB, benefits to certain management employees under a supplemental executive retirement plan
(SERP), and benefits to substantially all its employees under a trusteed, non-contributory, deferred benefit pension plan and a defined contribution 401(k) plan. Effective January 1, 2003, and until the sale of Panhandle on June 11, 2003, CMS ceased charging Panhandle management and royalty fees. Subsequent to June 11, 2003, related party expenses primarily include payments for services provided by Southern Union, including corporate services and management and royalty fees implemented by Southern Union.

Other operating revenue for the twelve month periods ended December 31, 2002 and 2001, includes equity losses related to Centennial of $7,924,000 and $1,026,000, respectively. On February 10, 2003, Panhandle sold its one-third interest in Centennial for $40,000,000 to Centennial's two unaffiliated other partners. There was no income or loss related to Centennial in the first quarter of 2003. In March 2003, $40,000,000 of cash from the sale of Centennial was distributed to CMS as a return of capital.

Included in other income (expense), net, is interest income of $6,204,000, $8,843,000 and $9,190,000 for the periods ended June 11, 2003, December 31, 2002 and 2001, respectively, for interest on the Note receivable - CMS Capital. The Note receivable - CMS Capital of $184,926,000 as of the acquisition date ($59,567,000 at December 31, 2002) has since been eliminated following the acquisition of Panhandle by Southern Union. (See Note I -- Corporate Structure). The $150,000,000 portion of the note classified as a reduction to equity as of the acquisition date was also eliminated.

Net cash generated by Panhandle in excess of operating, investing or financing needs was previously loaned to CMS Capital and is reflected in Owner's Equity as Note receivable - CMS Capital on the Consolidated Balance Sheet at December 31, 2002. Panhandle was credited with interest on the note at the 30-day commercial paper rate plus 125 basis points through July 2002. In August of 2002, the interest rate was increased to a one-month

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LIBOR plus 300 basis points.

Panhandle has loaned excess cash of $87,350,000 to Southern Union during the third and fourth quarters of 2003 pursuant to a demand note with Southern Union under a cash management program. Panhandle is credited with interest on the note at a one month LIBOR rate. Panhandle expects to draw down on the note over the next twelve months, and has thus reflected the note receivable from Southern Union as a current asset.

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets for the periods presented is as follows:

                                                              POST-ACQUISITION        PRE-ACQUISITION
                                                                DECEMBER 31,            DECEMBER 31,
RELATED PARTY TRANSACTIONS                                          2003                   2002
--------------------------                                    ----------------        ---------------
Note receivable - Southern Union                                  $  87,350            $       -
Note receivable - CMS Capital                                             -               59,567
Accounts receivable                                                     816                4,945
Accounts receivable - tax                                                 -                3,800
Accounts payable                                                      9,039                8,455
Owners equity - Tax sharing receivable - Southern Union             (85,471)                   -
Owners equity - Note receivable - CMS Capital                             -             (150,000)
Deferred tax - receivable                                             8,684                    -

The Panhandle Acquisition by Southern Union was treated as an asset acquisition for tax purposes, which eliminated Panhandle's deferred tax assets and liabilities and gave rise to a new tax basis in Panhandle's assets equal to their purchase price. Southern Union structured the Panhandle Acquisition in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. The Panhandle assets acquired and liabilities assumed have been recorded based on their estimated fair value as of the acquisition date based on the results of outside appraisals. The book assets were recorded at fair value and the tax assets were recorded at the tax basis of the Southern Union assets that were exchanged (part of the assets that were acquired were treated as a like-kind exchange for tax purposes). The resulting transaction generated an estimated deferred tax liability of approximately $85 million at the acquisition date and a corresponding receivable from Southern Union reflected as a reduction to owner's equity on Panhandle's consolidated balance sheet. The determination of the amount is subject to final calculations regarding the like-kind exchange benefit to Southern Union, expected to be completed later in 2004. Repayment of the receivable from Southern Union is limited to actual tax liabilities otherwise payable to Southern Union.

At December 31, 2003, Panhandle had an intercompany tax receivable of $8,684,000 included in deferred taxes representing an estimated amount to be received from Southern Union for federal income tax losses generated post-acquisition. At December 31, 2002, Panhandle had an intercompany tax receivable of $3,800,000 representing an estimated amount to be received from CMS for federal income taxes. The $3,800,000 tax receivable balance was eliminated with the sale of Panhandle to Southern Union.

On March 10, 2003, Panhandle's ownership interest in Guardian was transferred to CMS as a return of capital at the book value of $27,781,000 and Panhandle was released from its guarantee obligations associated with the Guardian non-recourse guaranty by the note holders (see Note XII -- Commitments and Contingencies). As a result, the $62,500,000 in special deposits which collateralized the guaranty and had been reflected as restricted cash in Panhandle's financial statements were advanced to CMS Capital as part of the demand Note Receivable - CMS Capital and were then made available to CMS Gas Transmission.

On March 1, 2003, certain assets held by CMS with a net book value of $15,149,000 were contributed to Panhandle by CMS and were included in Southern Union's acquisition of Panhandle.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 VI INCOME TAXES

The separate components of income tax expense (benefit) for the periods presented consist of:

                                   POST-ACQUISITION                  PRE-ACQUISITION
                                   ----------------   ---------------------------------------------
                                       JUNE 12 -         JANUARY 1 -      YEAR ENDED    YEAR ENDED
                                     DECEMBER 31,         JUNE 11,       DECEMBER 31,   DECEMBER 31,
INCOME TAX EXPENSE                       2003              2003              2002          2001
------------------                 ----------------   ---------------    -----------    -----------
Current income taxes
  Federal                              $      -          $      -          $ 13,637      $(21,919)
  State                                       -                 -             3,002         6,762
                                       --------          --------          --------      --------
    Total current income taxes                -                 -            16,639       (15,157)
Deferred income taxes
  Federal                                27,823            25,823            24,491        51,209
  State                                   5,498             4,709             5,271         1,063
                                       --------          --------          --------      --------
    Total deferred income taxes          33,321            30,532            29,762        52,272
                                       --------          --------          --------      --------
Total income tax expense               $ 33,321          $ 30,532          $ 46,401      $ 37,115
                                       ========          ========          ========      ========

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate to income before income taxes as follows:

                                               POST-ACQUISITION                  PRE-ACQUISITION
                                               ----------------   ----------------------------------------------
                                                   JUNE 12 -         JANUARY 1 -      YEAR ENDED    YEAR ENDED
      INCOME TAX EXPENSE --                      DECEMBER 31,         JUNE 11,       DECEMBER 31,   DECEMBER 31,
RECONCILIATION TO STATUTORY RATE                     2003              2003              2002          2001
--------------------------------               ----------------   ---------------    -----------    ------------
Income tax, computed at the statutory rate         $ 29,671          $ 27,490          $ 40,570       $ 31,875
Adjustments resulting from state income
  tax, net of federal income tax effect
  and permanent differences                           3,650             3,042             5,831          5,240
                                                   --------          --------          --------       --------
Total income tax expense                           $ 33,321          $ 30,532          $ 46,401       $ 37,115
                                                   ========          ========          ========       ========
Effective tax rate                                     39.3%             38.9%             40.0%          40.8%
                                                   ========          ========          ========       ========

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal components of Panhandle's deferred tax assets (liabilities) recognized in the balance sheets for the years ended December 31, 2003 and 2002 are as follows:

                                                              POST-ACQUISITION    PRE-ACQUISITION
                                                              ----------------    ---------------
                                                                 DECEMBER 31,        DECEMBER 31,
NET DEFERRED INCOME TAX ASSET (LIABILITY) COMPONENTS                2003                2002
----------------------------------------------------          -----------------   ----------------
Property, plant and equipment                                   $  (178,663)        $  (159,799)
Investments and other assets                                         (1,028)             (8,610)
Goodwill                                                                  -             116,501
Deferred credits and other liabilities                               38,740              38,081
Tax loss carryforward                                                 8,090              24,477
Other assets                                                          3,149              17,999
Purchase related costs                                                9,738                   -
Interest rate swap                                                    7,942                   -
Tax credit carryforward                                                   -              15,370
State deferred income taxes, net of federal tax effect              (12,228)              9,655
                                                                -----------         -----------
Net deferred income tax asset (liability)                       $  (124,260)        $    53,674
                                                                ===========         ===========
Gross deferred tax liabilities                                  $  (192,048)        $  (172,407)
Gross deferred tax assets                                            67,788             226,081
                                                                -----------         -----------
Net deferred income tax asset (liability)                       $  (124,260)        $    53,674
                                                                ===========         ===========
Non current deferred income tax asset (liability)               $  (131,991)        $    40,856
Current tax asset                                                     7,731              12,818
                                                                -----------         -----------
Net deferred income tax asset (liability)                       $  (124,260)        $    53,674
                                                                ===========         ===========

Under the terms of the Panhandle sale agreement, CMS retained all net deferred tax assets of $28,124,000 and all tax liabilities of $17,405,000 as of June 11, 2003, the acquisition date. During the post-acquisition period from June 12-December 31, 2003 of the Panhandle Acquisition, Panhandle recognized a deferred tax liability of $85,471,000, which resulted from the like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended (See Note V -- Related Party Transactions).

Panhandle has a deferred state tax asset attributable to temporary differences reflecting state tax loss carryforwards of $8,090,000 as of December 31, 2003. These carryforwards expire after 15 years, and their application for reduction of future taxes is dependent on Panhandle's taxable income being utilized until 2018 and beyond when these assets begin to expire.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        VII PROPERTY, PLANT AND EQUIPMENT

                                                             POST-ACQUISITION   PRE-ACQUISITION
                                                   USEFUL    ----------------   ---------------
                                                   LIVES        DECEMBER 31,     DECEMBER 31,
PROPERTY, PLANT AND EQUIPMENT                     IN YEARS          2003             2002
-----------------------------                     --------    ---------------   ---------------
Transmission                                       36-46        $  1,123,262     $  1,365,502
Gathering                                            26               49,016           77,492
Underground storage                                36-46             316,802          234,667
General plant - LNG                                  40              387,866           43,255
General plant - other                               1-6               17,014           43,697
Construction work-in-progress                                         90,556           44,530
                                                                ------------     ------------
  Total property, plant and equipment                              1,984,516        1,809,143
Less accumulated depreciation and amortization                        32,114          188,374
                                                                ------------     ------------
Net property, plant and equipment                               $  1,952,402     $  1,620,769
                                                                ============     ============

All of the assets of Trunkline LNG Holdings, an indirect subsidiary of Panhandle Eastern Pipe Line, are pledged as collateral for bank loans which it has outstanding. At December 31, 2003 and 2002, accumulated depreciation and amortization included $3 million and $26 million, respectively, for amortization. Post-acquisition figures reflect the impact of purchase accounting for the Southern Union acquisition. (See Note I -- Corporate Structure.)

                             VIII INTANGIBLE ASSETS

                                             POST-ACQUISITION  PRE-ACQUISITION
                                   USEFUL    ----------------  ---------------
                                   LIVES       DECEMBER 31,      DECEMBER 31,
INTANGIBLE ASSETS                 IN YEARS        2003              2002
-----------------                 --------   ----------------  ---------------
Goodwill                            N/A        $         -       $   165,436
Customer contracts                   20             31,569                 -
Less accumulated amortization                          871            52,854
                                               -----------       -----------
Net intangible assets                          $    30,698       $   112,582
                                               ===========       ===========


Panhandle estimates the annual amortization expense for 2004, 2005, 2006, 2007 and 2008 will be $1,578,000.

                           IX INVESTMENT IN AFFILIATES

GUARDIAN. In November 2001, CMS Gas Transmission conveyed its one-third interest in Guardian to Panhandle. Guardian, also owned by Viking Gas Transmission, which at the time was a subsidiary of Xcel Corporation, and WICOR, a subsidiary of Wisconsin Energy Corporation, constructed a 141-mile, 36-inch pipeline from Illinois to Wisconsin for the transportation of natural gas, which began service in December 2002. Trunkline currently operates and maintains the pipeline, but will not be the operator after June 30, 2004 when the current agreement with Guardian expires. As of December 31, 2002, Panhandle had provided $24,614,000 of equity contributions to Guardian. On March 10, 2003, Panhandle transferred its interest in Guardian back to CMS Gas Transmission and was released from its guarantee obligations associated with the Guardian non-recourse guaranty by Prudential and the other noteholders (See Note XII -- Commitments and Contingencies).

CENTENNIAL. Until February 10, 2003, Panhandle owned a one-third interest in the Centennial Pipeline LLC along with TEPPCO and MAPL. The joint venture operated an interstate refined petroleum products pipeline extending from the U.S. Gulf Coast to Illinois. Effective April 2001, Trunkline conveyed an existing 26-inch, 720-mile

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pipeline to Centennial and the book value of the asset, including related goodwill, was reflected in Investments on the Consolidated Balance Sheet. The pipeline began commercial service in April 2002. On February 10, 2003, Panhandle sold its one-third equity interest in Centennial for $40,000,000 to Centennial's two other partners, MAPL and TEPPCO. Panhandle has been released by MAPL, TEPPCO and the lenders for any liabilities, including credit fees, related to Panhandle's $50,000,000 parent guaranty of the project debt (See Note XII -- Commitments and Contingencies).

LEE 8 STORAGE. Panhandle owns a 29 percent interest in the Lee 8 partnership, which operates a 2 bcf natural gas storage facility in Michigan. Panhandle initially held a 40 percent interest in Lee 8. In July 2002, Panhandle entered into transactions with MG Ventures Storage Corporation and Proliance Energy which resulted in a reduction in equity ownership from 40 percent to the current 29 percent. The remaining interest in the Lee 8 partnership is currently owned by Proliance Energy (51 percent) and Howard Energy Company (20 percent).

                             X FINANCIAL INSTRUMENTS

Panhandle's financial instruments include $1,185,533,000 and $1,163,080,000 of total debt outstanding, including the current portion of long-term debt, at December 31, 2003 and 2002, respectively, with an approximate fair value of $1,238,304,000 and $1,107,339,000 as of December 31, 2003 and 2002,
respectively. Estimated fair value amounts of long-term debt were obtained from independent parties. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2003 and 2002 are not necessarily indicative of the amounts Panhandle could have realized in current market exchanges.

The $59,567,000 Note Receivable from CMS Capital at December 31, 2002 was recorded at fair value and the interest portion was calculated using a floating rate which was updated monthly. The $87,350,000 Note Receivable from Southern Union at December 31, 2003 is at fair value and the interest portion is calculated using an interest rate equal to the one month LIBOR rate (See Note V -- Related Party Transactions).

LNG Holdings is required by its credit agreement to have fixed interest rates on a portion of its bank notes for a period of five years. An interest rate swap fixing the notes floating interest rates was entered into effective December 21, 2001 on the initial notional amount of $150,000,000 to conform to that requirement on $200,000,000 of the notes. Subsequently, an additional interest rate swap of $67,000,000 was entered on March 22, 2002 for the requirement on an additional $90,000,000 of notes issued. These interest rate swaps are financial derivative instruments that qualify as cash flow hedges.

As of December 31, 2003, June 11, 2003 (the acquisition date) and December 31, 2002, the fair value liability position of the swaps was $19,806,000, $26,850,000 and $22,424,000, respectively. As of December 31, 2003 and since the acquisition date, an unrealized gain of $2,293,000 ($1,372,000, net of tax) was included in accumulated other comprehensive income related to these swaps, of which approximately $289,000, net of tax, is expected to be reclassified to interest expense during the next twelve months as the hedged interest payments occur. Current market pricing models were used to estimate fair values of interest rate swap agreements.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     XI DEBT

                                                         POST-ACQUISITION    PRE-ACQUISITION
                                                         ----------------    ---------------
                                                           DECEMBER 31,        DECEMBER 31,
LONG-TERM DEBT                               YEAR DUE         2003                 2002
--------------                               --------    ----------------    ---------------
6.125% Senior Notes                            2004        $   146,080         $   292,500
7.875% Senior Notes                            2004             52,455             100,000
6.50% Senior Notes                             2009             60,623             158,980
8.25% Senior Notes                             2010             40,500              60,000
7.00% Senior Notes                             2029             66,305             135,890
7.95% Debentures                               2023                  -              76,500
7.20% Debentures                               2024                  -              58,000
4.80% Senior Notes                             2008            300,000                   -
6.05% Senior Notes                             2013            250,000                   -
LNG bank loans (floating rate)                 2007            269,570             281,210
                                                           -----------         -----------
  Total debt outstanding                                     1,185,533           1,163,080
Current portion of long-term debt                             (209,671)            (11,641)
Interest rate swaps                                                  -               1,850
Unamortized debt premium/(discount), net                        19,911              (3,004)
                                                           -----------         -----------
Total long-term debt                                       $   995,773         $ 1,150,285
                                                           ===========         ===========


In accordance with the purchase method of accounting and accounting principles generally accepted in the United States of America, the debt retained by Panhandle when it was acquired by Southern Union was recorded at its fair value on Panhandle's balance sheet as of June 11, 2003. The valuation resulted in debt premiums being recorded of $61,821,000 in excess of the principal amount of the debt due to lower current market interest rates for comparable debt and the elimination of the previous net debt discount of $3,207,000 on the balance sheet as of June 11, 2003. Panhandle eliminated $30,796,000 of the debt premium during the third quarter of 2003 as a result of a tender offer further discussed below. During 2003, approximately $8,473,000 of net debt premium, which is included in Other, net on the consolidated statement of cash flows, was amortized as a reduction in interest expense of which $8,271,000 was for the period June 12 through December 31, 2003. The net premium is amortized over the remaining life of the respective debt issues.

In June 2003, Panhandle retired the $33,334,000 remaining balance of the $30,000,000 and $10,000,000 of short-term loans which were obtained in December 2002 and January 2003, respectively.

Panhandle has $1,205,444,000 of debt recorded at December 31, 2003, of which $209,671,000 is current. A total of $935,874,000, including premiums totaling $19,911,000, of Panhandle's debt principal is at fixed rates ranging from 4.8 percent to 8.25 percent, with $269,570,000 of variable rate bank loans secured by the Trunkline LNG facilities.

Panhandle's note provisions are not directly impacted by debt rating changes, but are subject to other requirements such as the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained, and limitations on liens. At December 31, 2003, Panhandle was subject to a $194,493,000 limitation on additional restricted payments, including dividends and loans to affiliates and a limitation of $206,700,000 of additional secured indebtedness based on a limitation on liens covenant. At December 31, 2003, Panhandle was in compliance with all of its covenants.

At December 31, 2003, Panhandle had scheduled debt payments of $209,671,000, $12,548,000, $13,970,000, $231,916,000, $300,000,000 and $417,428,000 for the
years 2004 through 2008 and thereafter, respectively.

Panhandle plans to refinance the $146,080,000 principal amount of its debt that matures March 15, 2004 and $52,455,000 principal amount of its debt that matures August 15, 2004. Panhandle is currently in the process of

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securing financing of $200 million to cover these obligations prior to the March 15, 2004 maturity date of the $146 million of notes. Panhandle's parent, Southern Union, is restricted from making additional equity investments in, or loans to Panhandle, and from providing guarantees of Panhandle obligations, pursuant to an agreement requiring approval by a state regulatory commission where a division of Southern Union currently conducts business. In the event the expected financing transaction is not successful, Panhandle intends to draw upon existing sources of liquidity, including Notes and Tax sharing receivables from affiliates and other sources, or secure a bridge loan to refinance or extinguish the indebtedness due in 2004. Panhandle's management believes it will be able to refinance or retire this indebtedness based on the available sources of credit and existing liquidity. Panhandle's ability to arrange financing, including refinancing, will be subject to future economic conditions and financial, business and other factors beyond Panhandle's control.

In July 2003, Panhandle announced a tender offer for any and all of the $747,370,000 outstanding principal amount of five of its series of senior notes outstanding at that point in time (the Panhandle Tender Offer) and also called for the redemption of all of the outstanding $134,500,000 principal amount of its two series of debentures that were outstanding (the Panhandle Calls). Panhandle repurchased approximately $378,257,000 of the principal amount of its outstanding debt through the Panhandle Tender Offer for total consideration of approximately $396,445,000 plus accrued interest through the purchase date. Panhandle also redeemed its approximately $134,500,000 of debentures for total consideration of $139,411,000 including the specified call premium, plus accrued interest through the redemption dates. As a result of these transactions, Panhandle has recorded a pre-tax gain on the extinguishment of debt of approximately $6,123,000 ($3,674,000, net of tax) in the third quarter of 2003 due to increases in interest rates subsequent to the acquisition date, which has been classified as Other Income, Net, pursuant to the requirements of SFAS No.
145. In August 2003, Panhandle issued $550,000,000 of senior notes, of which $300,000,000 is a new five year senior note at 4.8 percent and $250,000,000 is a new ten year senior note at 6.05 percent, principally to refinance the repurchased notes and redeemed debentures. The issuance of the $550,000,000 of senior notes resulted in a debt discount recorded of $2,573,000. Also in August and September 2003, Panhandle repurchased $3,150,000 principal amount of its senior notes on the open market through two transactions for total consideration of $3,398,000, plus accrued interest through the repurchase date and which also resulted in $270,000 of retired premium.

                        XII COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS. Panhandle has contractual obligations with regards to future payments of operating leases and natural gas storage service. The following table summarizes Panhandle's expected contractual obligations and commitments at December 31, 2003.

                               2004       2005       2006       2007       2008    THEREAFTER
                             --------   --------   --------   --------   --------  ----------
Operating Leases (1)         $ 12,152   $ 11,590   $ 10,768   $  9,195   $  5,882   $  6,250

Total long term debt (2)      209,671     12,548     13,970    231,916    300,000    417,428

Firm capacity payments (3)     12,811      8,391      6,891      6,891      6,891     37,799
                             --------   --------   --------   --------   --------   --------

Total                        $234,634   $ 32,529   $ 31,629   $248,002   $312,773   $461,477
                             ========   ========   ========   ========   ========   ========

1) Lease of various assets utilized for operations

2) Debt principal obligations

3) Lease of third party storage capacity

LEASES. Panhandle utilizes assets under operating leases in several areas of operation. Consolidated rental expense amounted to $12,527,000 in 2003, $14,356,000 in 2002 and $10,987,000 in 2001. Future minimum rental payments under Panhandle's various operating leases for the years 2004 through 2008 are $12,152,000, $11,590,000, $10,768,000, $9,195,000 and $5,882,000, respectively, and $6,250,000 thereafter.

CAPITAL EXPENDITURES. Panhandle estimates expenditures associated with Phase I and Phase II LNG terminal expansion and the Trunkline 30-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal are

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated to be $93 million in 2004, $107 million in 2005 and $12 million in 2006. These estimates were developed for budget planning purposes and are subject to revision.

LITIGATION. Panhandle is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, Panhandle has made accruals in accordance with SFAS No. 5 in order to provide for such matters. Management believes the final disposition of these proceedings will not have a material adverse effect on Panhandle's consolidated results of operations or financial position.

Hope Land Mineral Corporation contends that it owns the storage rights to property that contains a portion of Panhandle's Howell storage field. During June 2003, the Michigan Court of Appeals reversed the trial court's previous order, which had granted summary judgment in favor of Panhandle and dismissed the case. Panhandle filed an appeal of the Court of Appeals order with the Michigan Supreme Court which was denied in December of 2003. The case is in the process of being transferred back to the trial court for a trial on the merits. Panhandle does not believe the outcome of this case will have a material adverse effect on Panhandle's consolidated results of operations or financial position.

ENVIRONMENTAL MATTERS. Panhandle's interstate natural gas transportation operations are subject to federal, state and local regulations regarding water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its gas transmission systems and has undertaken cleanup programs at these sites. The contamination resulted from the past use of lubricants containing polychlorinated bi-phenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle has developed and is implementing a program to remediate such contamination in accordance with federal, state and local regulations. Some remediation is being performed by former Panhandle affiliates in accordance with indemnity agreements that also indemnify against certain future environmental litigation and claims.

As part of the cleanup program resulting from contamination due to the use of lubricants containing PCBs in compressed air systems, Panhandle Eastern Pipe Line and Trunkline have identified PCB levels above acceptable levels inside the auxiliary buildings that house the air compressor equipment at thirty-two compressor station sites. Panhandle has developed and is implementing a United States Environmental Protection Agency (EPA) approved process to remediate this PCB contamination in accordance with federal, state and local regulations. Two sites have been decontaminated per the EPA approved process as prescribed in the EPA regulations.

At some locations, PCBs have been identified in paint that was applied many years ago. In accordance with EPA regulations, Panhandle has implemented a program to remediate sites where such issues are identified during painting activities. If PCBs are identified above acceptable levels, the paint is removed and disposed of in an EPA-approved manner.

The Illinois Environmental Protection Agency (Illinois EPA) notified Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, of contamination at three former waste oil disposal sites in Illinois. Panhandle Eastern Pipe Line's and Trunkline's estimated share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is approximately 17 percent. Panhandle and 21 other non-affiliated parties conducted an initial voluntary investigation of the Pierce Oil Springfield site, one of the three sites. Based on the information found during the initial investigation, Panhandle and the 21 other non-affiliated parties have decided to further delineate the extent of contamination by authorizing a Phase II investigation at this site. Once data from the Phase II investigation is evaluated, Panhandle and the 21 other non-affiliated parties will determine what additional actions will be taken. In addition, Illinois EPA has informally indicated that it has referred the Pierce Oil Springfield site, to the U.S. EPA so that environmental contamination present at the site can be addressed through the federal Superfund program. No formal notice has yet been received from either agency concerning the referral. However, the U.S. EPA is expected to issue special notice letters in the first quarter of 2004 and apparently has begun the process of listing the site on the National Priority List. Panhandle and three of the other non-affiliated parties associated with the Pierce Oil Springfield site met with the U.S. EPA and IL EPA regarding this issue. Panhandle was given no indication as to when the listing process was to be completed.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Panhandle expects these cleanup programs for all of the above matters to continue for several years and has estimated its share of remaining cleanup costs to range from $10,330,000 to $17,931,000. At December 31, 2003, Panhandle has accruals totaling approximately $14,577,000 of such costs, of which $2,933,000 is included in Other Current Liabilities for the estimated current amounts and $11,644,000 is included in Other Non-current Liabilities on the Consolidated Balance Sheet at December 31, 2003. At December 31, 2002, Panhandle had $4,000,000 included in Other Current Liabilities and $18,486,000 included in Other Non-current Liabilities. During 2003, Panhandle spent $7,909,000 related to these cleanup programs.

Panhandle paid approximately $6,783,000 during the second quarter of 2003 in connection with the May 13, 2003, execution of a cleanup liability assumption agreement with Duke Energy and a third party relating to a site in Liberal, Kansas. The agreement provides for a third party to assume all liability and responsibility for remediation of the site, excluding any potential third-party liabilities. In connection with the agreement, a $30,000,000 insurance policy with a 10-year term was purchased to cover any such potential third-party liabilities. The Company had provided accruals related to the liability related to this site in prior periods.

AIR QUALITY CONTROL. In 1998, the EPA issued a final rule on regional ozone control that requires Panhandle to place controls on engines in five midwestern states. The part of the rule that affects Panhandle was challenged in court by various states, industry and other interests, including Interstate Natural Gas Association of America (INGAA), an industry group to which Panhandle belongs. In March 2000, the court upheld most aspects of the EPA's rule, but agreed with INGAA's position and remanded to the EPA the sections of the rule that affected Panhandle. The final rule is expected in 2004. Based on an EPA guidance document negotiated with gas industry representatives in 2002, it is believed that Panhandle will be required to reduce nitrogen oxide (NOx) emissions by 82% on the identified large internal combustion engines and will be able to trade off engines within the company and within each of the five Midwestern states affected by the rule in an effort to create a cost effective NOx reduction solution. The implementation date is expected to be May 2007. The rule impacts 20 large internal combustion engines on the Panhandle system in Illinois and Indiana at an approximate cost of $17 million for capital improvements through 2007, based on current projections.

In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline's Cypress compressor station is affected and may require the installation of emission controls. New regulations also require certain grandfathered facilities in Texas to enter into the new source permit program which may require the installation of emission controls at five additional facilities. These two rules affect six company facilities in Texas at an estimated cost of approximately $12 million for capital improvements through December 2007, based on current projections.

EPA proposed various Maximum Achievable Control Technology (MACT) rules in late 2002 and early 2003. The rules require that Panhandle Eastern Pipe Line and Trunkline control Hazardous Air Pollutants (HAPs) emitted from major HAPs sources. Most of Panhandle Eastern Pipe Line and Trunkline compressor stations are major HAPs sources. The HAPs pollutant of concern for Panhandle Eastern Pipe Line and Trunkline is formaldehyde. As proposed, the rule seeks to reduce carbon monoxide emissions as a surrogate for formaldehyde. Catalytic controls will be required to reduce emissions under these rules with a final implementation date of May 2007. Panhandle Eastern Pipe Line and Trunkline have 26 internal combustion engines and two turbines subject to the rules. It is expected that compliance with these regulations will cost an estimated $8 million, based on current projections.

OTHER COMMITMENTS AND CONTINGENCIES. In 1993, the U.S. Department of the Interior announced its intention to seek, through its Mineral Management Service
(MMS), additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements and buyouts and buydowns of gas sales contracts with natural gas pipelines. Panhandle Eastern Pipe Line and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact, which are likely to take substantial time to resolve. This liability is being assessed for its impact on the final purchase price allocation. If required to reimburse or indemnify the producers, Panhandle Eastern Pipe Line and Trunkline may file with FERC to recover these costs from pipeline customers. Management believes these commitments and contingencies will not have a material adverse effect on Panhandle's business, financial condition or results of operations.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with its acquisition by Southern Union, Panhandle initiated a workforce reduction initiative designed to reduce the workforce by approximately 5 percent. The workforce reduction initiative was an involuntary plan with a voluntary component, and was fully implemented by the end of the third quarter of 2003. Total workforce reduction initiative costs of approximately $9,000,000 are included in the $30,448,000 of transaction costs incurred (see Note I -- Corporate Structure).

On September 10, 2003, Panhandle provided a guarantee to CB&I Constructors, Inc., for the full performance by Trunkline LNG, its subsidiary, of the engineering, procurement and construction contract (the "Contract") between Trunkline LNG and CB&I Constructors, Inc. The Contract is for the construction of the expansion of the Trunkline LNG Lake Charles facility, and covers approximately $89,500,000 of the remaining cost of the expansion through December 2005. Under the terms of the guarantee, Panhandle would be required to perform should Trunkline LNG be in default of its obligation, as it relates to services already rendered. There are no amounts being carried as liabilities for Panhandle's obligations under these guarantees.

In May 2001, Panhandle provided a guaranty related to project financing associated with its investment in Centennial in an amount up to $50,000,000 during the initial operating period of the project. Due to rating agency downgrades of Panhandle's debt, the Centennial lender required additional credit support from Panhandle. On September 27, 2002 Panhandle's partners provided credit support of $25,000,000 each in the form of guarantees to the Centennial lender to cover Panhandle's $50,000,000 obligation. The partners were paid credit fees by Panhandle on the outstanding balance of the guarantees for the periods for which they were in effect. On February 10, 2003, Panhandle sold its one-third equity interest in Centennial for $40,000,000 to Centennial's two other partners, MAPL and TEPPCO. Panhandle has been released by MAPL, TEPPCO and the lenders for any liabilities related to Panhandle's $50,000,000 parent guaranty of the project debt.

In November 2001, in conjunction with the Guardian project, Panhandle provided a $60,000,000 guaranty related to project financing during the construction and initial operating period of the project. The guaranty is released when Guardian reaches certain operational and financial targets. Due to rating agency downgrades of Panhandle's debt, the Guardian lender assessed credit fees and required additional credit support from Panhandle. In October 2002, Panhandle provided a letter of credit to the lenders which constitutes acceptable credit support under the Guardian financing agreement. This letter of credit was cash collateralized by Panhandle with approximately $62,500,000 which, including accumulated interest, is reflected as Restricted Cash on the Consolidated Balance Sheet at December 31, 2002. On March 10, 2003, Panhandle's ownership interest in Guardian was transferred back to CMS Gas Transmission, along with the $62,500,000 cash collateral. Panhandle was also released from the guarantee obligations associated with the Guardian non-recourse debt as of March 10, 2003, by the partners, the Prudential Insurance Company of America and the other noteholders.

                            XIII RETIREMENT BENEFITS

EMPLOYEE RETIREMENT BENEFITS. Until June 11, 2003, Panhandle, through its former parent company, participated in a defined benefit retirement plan which covered most employees with a minimum of one year vesting service and provided additional retirement benefits under a number of different plans, including certain health care and life insurance, benefits to certain management employees under SERP, and benefits to substantially all its employees under a defined benefit pension plan and a defined contribution 401(k) plan. None of the assets or liabilities related to the CMS defined benefit retirement plan and OPEB plan were transferred with the sale of Panhandle. Panhandle employees, following the sale, are no longer eligible to accrue benefits or make contributions to the CMS plans.

The significant downturn in the equities markets and a decrease in the price of CMS Common Stock affected the value of the CMS Pension Plan (Pension Plan) assets. The Pension Plan's Accumulated Benefit Obligation exceeded the value of these assets at December 31, 2002 by $425,900,000, and as a result, CMS was required to recognize an additional minimum liability for this excess in accordance with SFAS No. 87. Panhandle's allocation was $47,998,000, of which $25,770,000, net of tax, was recorded to Other Comprehensive Income in 2002.

In connection with the Panhandle Acquisition, CMS or its affiliates retained all assets and liabilities related to its underfunded Pension Plan. The Pension Plan will retain pension payment obligations under the plan for Panhandle employees who were already vested in the plan as of June 11, 2003.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the CMS Pension Plan, the total pension plan expense, which was allocated to Panhandle by CMS, was approximately $2,952,000, $3,672,000 and $2,450,000 for the period January 1 through June 11, 2003 and during 2002 and 2001, respectively. Contributions made by Panhandle to CMS on behalf of the Pension Plan were $6,423,000 and $7,241,000 for the periods ended December 31, 2002 and 2001, respectively. There were no contributions made by Panhandle to CMS on behalf of the Pension Plan for the period January 1 through June 11, 2003.

For the CMS OPEB plan, the total fair value of the plan assets was $508,669,000 at December 31, 2002 as compared to the projected benefit obligation of $983,944,000. The net periodic postretirement benefit cost allocated to Panhandle was approximately $2,648,000 for the period January 1 through June 11, 2003 and $6,193,000 and $4,675,000 in 2002 and 2001, respectively. Contributions made by Panhandle for the OPEB plan during the CMS ownership period was $3,498,000 for the period January 1 through June 11, 2003 and $7,756,000 and $7,643,000 for the periods ended December 31, 2002 and 2001, respectively. In connection with the Panhandle Acquisition, CMS, or its affiliates, retained liabilities with respect to OPEB for Panhandle retirees and employees who were eligible to retire with such benefits as of the closing of the Panhandle Acquisition. CMS, or its affiliates, also retained all of the assets relating to OPEB, which were estimated to be $1,986,000 less than the liabilities retained.

Following the June 11, 2003 acquisition by Southern Union, Panhandle continues to provide certain retiree health care and life insurance benefits and benefits to substantially all of its employees under a defined contribution 401(k) plan. Under the 401(k) plan, Panhandle provides a contribution match of 50 percent (two percent maximum) of the employee's contribution up to 4 percent of eligible pay. In addition, Panhandle makes contributions ranging from 4 to 6 percent to Retirement Power Accounts, related to the employee's eligible pay based on age and years of service. Panhandle has generally retained the same active employee health insurance benefits that were offered prior to the acquisition by Southern Union. The new OPEB plan resulted in the recording of a $42,752,000 liability as of June 12, 2003 and Panhandle continues to fund the plan at approximately $7.8 million per year, with $4,314,000 of plan assets accumulated at December 31, 2003. Since retirement eligible active employees have primary coverage through a benefit they are eligible to receive from CMS, no liability is currently recognized for these employees under the new Panhandle plan.

                                                                                 POST-ACQUISITION
                                                                                 ----------------
OPEB                                                                             DECEMBER 31, 2003
----                                                                             -----------------
Projected benefit obligation June 11                                                 $ 42,752
Service cost                                                                            1,302
Interest cost                                                                           1,425
Actuarial loss (gain)                                                                   1,606
                                                                                     --------
Projected benefit obligation December 31                                             $ 47,085
                                                                                     ========

Plan assets at fair value at June 11                                                 $      -
Actual return on plan assets                                                                1
Company contribution                                                                    4,313
Actual benefits paid                                                                        -
                                                                                     --------
Plan assets at fair value at December 31                                             $  4,314
                                                                                     ========

Projected benefit obligation less than (in excess of) plan assets                    $(42,771)
Unrecognized net (gain) loss from experience different than assumed                     1,605
                                                                                     --------
Accrued postretirement benefit cost                                                  $(41,166)
                                                                                     ========

It is Panhandle's general policy to fund accrued postretirement health care costs. Panhandle accrues on an actuarial basis, health and life benefit costs over the active service period of employees to the date of full eligibility for the benefits. The following table represents the OPEB plan at December 31, 2003.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS:

POST-ACQUISITION
----------------
AS OF DECEMBER 31                                 2003
------------------------------------------------------
Discount rate                                     6.25%
Rate of compensation increase                      N/A

Health care cost trend rates:
     Medical (graded to 4.5% by
         year 2013)                               14.0%
     Dental (graded to 4.5% by
         year 2013)                                8.0%

Panhandle's OPEB benefit consist of the following:

                                                            POST-
                                                         ACQUISITION
                                                         -----------
                                                           JUNE 12 -
                                                         DECEMBER 31,
OPEB                                                         2003
----                                                     ------------
Service cost                                                $1,302
Interest cost                                                1,425
                                                            ------
Net periodic postretirement
  benefit cost                                              $2,727
                                                            ======

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COSTS:

   POST-ACQUISITION
   ----------------
YEAR ENDED DECEMBER 31                                2003
-----------------------------------------------------------
Discount rate                                         6.00%
Rate of compensation increase                          N/A
Expected long-term return on
 plan assets:
 a. Union VEBA rate                                    N/A
 b. Non union VEBA rate                                N/A
Health care cost trend rates:
   Medical (graded to 4.5% by
         year 2012)                                   13.0%
   Dental (graded to 4.5% by
         year 2012)                                    8.0%

Panhandle's actuary will employ a building block approach in determining the expected long-term rate on return on plan assets. Historical markets will be studied and long-term historical relationships between equities and fixed-income will be preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates will be evaluated before long-term market assumptions are determined. The long-term portfolio return will be established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns will be reviewed to check for reasonability and appropriateness.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SENSITIVITY TO CHANGES IN ASSUMED HEALTH CARE COST TREND RATES FOR PANHANDLE:

                                                                  ONE PERCENTAGE             ONE PERCENTAGE
                                                                  POINT INCREASE             POINT DECREASE
                                                                  --------------             --------------
Effect on total service and interest cost components                  $   680                   $  (533)
Effect on accumulated postretirement benefit obligation               $10,225                   $(8,098)

PLAN ASSET INFORMATION:

Panhandle's other postretirement benefit plan weighted-average asset allocations by asset category are as follows:

                                         YEAR ENDED
                                      DECEMBER 31, 2003
                                      -----------------
Equity securities                             0%
Debt securities                               0%
Cash and cash equivalents                   100%
                                            ---
Total                                       100%
                                            ===

Panhandle will employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance will be established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio will contain a diversified blend of equity and fixed-income investments. Furthermore, equity investments may be diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. Other assets such as real estate, private equity, and hedge funds may be used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

CASH FLOW INFORMATION:

Panhandle expects to contribute an amount of approximately $7.8 million to its OPEB plan in 2004 and approximately $7.8 million annually thereafter until modified by rate case proceedings.

The OPEB plan information for periods prior to June 12, 2003, which has been previously disclosed, is not presented because the plan is for CMS and its affiliates (including Panhandle) of which Panhandle gets an allocation, and the assets and costs for Panhandle are not distinguishable from the OPEB plan information, therefore, the presentation would not be meaningful.

CONTROLLED GROUP PENSION LIABILITIES. Southern Union (including certain of its divisions) sponsors a number of defined benefit pension plans for employees. Under applicable pension and tax laws, upon being acquired by Southern Union, Panhandle became a member of Southern Union's "controlled group" with respect to those plans, and, along with Southern Union and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated. In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union's controlled group, including Panhandle and each of its subsidiaries. As of June 30, 2003, the aggregate amount of the projected benefit obligations of these pension plans was approximately $336,651,000 and the estimated fair value of all of the assets of these plans was approximately $237,376,000.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTIONS. Panhandle's former parent company retained financial responsibility for all stock options issued prior to the sale of Panhandle as of June 11, 2003, and no options have been subsequently granted through December 31, 2003. For the stock options through Panhandle's former parent company, the total compensation cost, which was allocated by CMS was approximately $418,000 in 2002. There were no compensation costs, which were allocated by its former parent company for the period January 1 through June 11, 2003 and during 2001.

                    XIV QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             PRE-ACQUISITION                       POST-ACQUISITION
                                        --------------------------       -----------------------------------
                                           FIRST         APRIL 1 -       JUNE 12 -      THIRD        FOURTH
                                          QUARTER         JUNE 11         JUNE 30      QUARTER       QUARTER        TOTAL
                                        ----------       ---------       ---------     -------       -------       --------
2003
Operating Revenue                       $  137,464       $ 96,806         $24,529      $114,218     $ 130,344      $503,361
Operating Income                            63,266         44,616           9,634        37,919        55,795       211,230
Income before extraordinary
   item and cumulative effect of
   change in accounting principle           28,835         19,176           4,612        20,121        26,719        99,463
Net Income                                  30,838         19,176           4,612        20,121        26,719       101,466

                                           FIRST          SECOND          THIRD         FOURTH
                                          QUARTER        QUARTER         QUARTER        QUARTER       TOTAL
                                          -------        -------         -------        -------       -----
2002
Operating Revenue                       $  133,360       $106,414        $107,739      $136,160     $ 483,673
Operating Income                            64,476         36,978          38,609        69,338       209,401
Income before extraordinary
   item and cumulative effect of
   change in accounting principle           29,223         12,189          12,768        15,328        69,508
Net Income (Loss)                         (339,896)        12,189          12,768        15,328      (299,611)

                         REPORT OF INDEPENDENT AUDITORS

To Southern Union Company and Board of Managers of
Panhandle Eastern Pipe Line Company, LLC:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, owner's equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Panhandle Eastern Pipe Line Company, LLC (formerly Panhandle Eastern Pipe Line Company) and its subsidiaries (collectively, "the Company") at December 31, 2003, and the results of their operations and their cash flows for the period from June 12 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note I to the accompanying consolidated financial statements, the Company was acquired by the Southern Union Company effective June 11, 2003. The post-acquisition period financial statements reflect a new basis of accounting and pre-acquisition and post-acquisition period financial results are presented but are not comparable.

As discussed in Note XI to the accompanying consolidated financial statements, the Company has approximately $198 million in senior notes due in 2004 of which approximately $146 million is due March 15, 2004. Management's plans to refinance or extinguish such indebtedness are also discussed therein.

PricewaterhouseCoopers LLP
Houston, Texas

March 5, 2004

                         REPORT OF INDEPENDENT AUDITORS

To Southern Union Company and Board of Managers of
Panhandle Eastern Pipe Line Company, LLC:

In our opinion, the accompanying consolidated statements of operations, owner's equity and comprehensive income and cash flows present fairly, in all material respects, the results of operations and cash flows of Panhandle Eastern Pipe Line Company and its subsidiaries (collectively, "the Company") for the period from January 1 through June 11, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note I to the accompanying consolidated financial statements, the Company was acquired by the Southern Union Company effective June 11, 2003. The post-acquisition period financial statements reflect a new basis of accounting and pre-acquisition and post-acquisition period financial results are presented but are not comparable.

PricewaterhouseCoopers LLP
Houston,Texas

March 5, 2004

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
Panhandle Eastern Pipe Line Company:

We have audited the accompanying consolidated balance sheet of Panhandle Eastern Pipe Line Company as of December 31, 2002, and the related consolidated statements of operations, common stockholder's equity and comprehensive income and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panhandle Eastern Pipe Line Company as of December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note IV to the accompanying consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

Ernst & Young, LLP
Houston, Texas
March 14, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In April 2002, CMS Energy's and Panhandle's board of managers, upon the recommendation of the Audit Committee of CMS Energy's and Panhandle's Board, voted to discontinue using Arthur Andersen LLP to audit Panhandle's financial statements for the year ended December 31, 2002. CMS Energy and Panhandle previously retained Arthur Andersen LLP to review their financial statements for the quarter ended March 31, 2002. In May 2002, the Board of Directors engaged Ernst & Young LLP to audit its financial statements for the year ended December 31, 2002. Ernst & Young LLP audited the years 2000, 2001 and 2002. As a result, Panhandle restated its 2000 and 2001 financial statements. An amended Form 10-K/A and Form 10-Q/A were filed in February 2003 and March 2003, respectively.

In July 2003, Panhandle's board of managers dismissed Ernst & Young LLP as Panhandle's certifying accountant and retained PricewaterhouseCoopers LLP for 2003, including for the 2003 year end audit. Ernst & Young LLP's report on the Panhandle financial statements for 2000, 2001 and 2002 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. For the years ended December 31, 2000, 2001 and 2002 and the interim period from January 1, 2003 through June 11, 2003 (effective upon the closing of the Southern Union acquisition of Panhandle), there were no disagreements or "reportable events" as described in Items 304(a)(1)(iv) and (v) of Regulation S-K between Panhandle and Ernst & Young.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Panhandle performed an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), and with the participation of personnel from its Legal, Internal Audit and Financial Reporting Departments, of the effectiveness of the design and operation of Panhandle's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, Panhandle's CEO and CFO concluded that its disclosure controls and procedures were effective as of December 31, 2003 and have communicated that determination to the Board of Managers and Southern Union's Audit Committee, which also serves as our Audit Committee.

CHANGES IN INTERNAL CONTROLS

There has not been any change in Panhandle's internal controls over financial reporting identified in connection with our evaluation thereof that occurred during the quarter ended December 31, 2003 that materially affected, or is reasonably likely to materially affect, Panhandle's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

MANAGERS AND EXECUTIVE OFFICERS

Panhandle's board of managers and executive officers are as follows:

THOMAS F. KARAM has been a member of the board of managers and chief executive officer of Panhandle since its acquisition by Southern Union in June 2003. Since May 2001, Mr. Karam has been president and chief operating officer of Southern Union. From November 1999 to April 2001, Mr. Karam was executive vice president of corporate development of Southern Union, and president and chief executive officer of PG Energy, a division of Southern Union. He has been a director of Southern Union since November 1999. Previously, he had been president and chief executive officer of Pennsylvania Enterprises, Inc., from 1996 until 1999 when it was acquired by Southern Union. From September 1995 to August 1996, he was executive vice president of Pennsylvania Enterprises, Inc. Age 45.

GEORGE L. LINDEMANN has been a member of the board of managers of Panhandle since its acquisition by Southern Union in June 2003. Mr. Lindemann has been chairman of the board, chief executive officer, a director and chairman of the executive committee of the board of directors of Southern Union since 1990. He was chairman of the board and chief executive officer of Metro Mobile CTS, Inc. ("Metro Mobile") from its formation in 1983 until April 1992. He has been president and a director of Cellular Dynamics, Inc., the managing general partner of Activated Communications Limited Partnership, a private investment entity, since 1982. Age 67.

JOHN E. BRENNAN has been a member of the board of managers of Panhandle since its acquisition by Southern Union in June 2003. Mr. Brennan has been vice chairman of the board and assistant secretary of Southern Union since 1990. Prior to 1992, Mr. Brennan had been president and chief operating officer of Metro Mobile. He has been a director of Southern Union since 1990. Age 57.

DAVID W. STEVENS was named president and chief operating officer of Panhandle on July 29, 2003. Prior to that, Mr. Stevens served as president and chief operating officer of Energy Worx, Inc., a wholly-owned subsidiary of Southern Union Company, since November 20, 2002. Mr. Stevens has also been executive vice president--utility operations of Southern Union since May 2001. From 1998 until its January 2003 sale, Mr. Stevens served as president of Southern Union Gas, Southern Union's Texas division. Previously, Mr. Stevens held other operating positions with Southern Union Gas since 1993, most recently Senior Vice President of sales and operations from 1996 to 1998. Prior to that, Mr. Stevens had held various operational positions with subsidiaries of Southern Union since 1984. Age 44.

MARK J. DECESARIS has been executive vice president since June 2003. Mr. DeCesaris has been vice president and chief technology officer of Southern Union since February 2003. Previously, he was employed by Penn Software and Technology Services, Inc., a member of the Penn Millers Group, as President and Chief Operating Officer. Age 44.

DAVID J. KVAPIL has been the executive vice president and chief financial officer of Panhandle since its acquisition by Southern Union in June 2003. Mr. Kvapil has been executive vice president and chief financial officer of Southern Union since September 2001. He was senior vice president and corporate controller of Southern Union from December 1997 to September 2001, vice president--controller of Southern Union from July 1993 to 1997, and controller of Southern Union from 1992 to 1993. Age 49.

DENNIS K. MORGAN has been the executive vice president and secretary of Panhandle since its acquisition by Southern Union in June 2003. At Southern Union, Mr. Morgan has been executive vice president--administration, general counsel and secretary since May 2001 and was senior vice president--legal and secretary from January 1998 to April 2001. He was vice president--legal and secretary from 1991 to 1997. Prior to that, Mr. Morgan held various legal positions with Southern Union or a subsidiary of Southern Union since 1981. Age 56.

ROBERT O. BOND has been senior vice president of marketing of Panhandle since July 8, 2003. Previously, he served as vice president of marketing since April 2002. Prior to that, he was vice president of optimization of Panhandle since December 2000. Mr. Bond joined Panhandle in February 2000 as executive director of commercial operations. He also served as the director of business development for Sonat Marketing Company from August 1998 to November 1999. Before joining Sonat, Mr. Bond had been managing director of El Paso

Energy and Tenneco Energy from 1984 through 1998. Age 44.

JERYL L. MOHN has been the senior vice president-operations and engineering, responsible for operations and engineering, gas control, gas measurement and LNG operations since December 2000. Mr. Mohn also served as interim president of Panhandle from June 17, 2003 through July 29, 2003. From March 1999 until December 2000, he was vice president operations and engineering. Prior to that, in 1997, he served as general manager of transmission for Duke Energy's Northeast natural gas pipelines, Texas Eastern Transmission Corporation and Algonquin. From 1992 until 1997, he served as general manager of operations for Algonquin Gas Transmission Company. Age 52.

ANDRE C. BOUCHARD has been the vice president--administration, general counsel and assistant secretary of Panhandle since July 8, 2003. Mr. Bouchard has responsibilities for legal, human resources and public and community affairs. Mr. Bouchard, most recently Vice President of Legal and Assistant Secretary for Southern Union, joined Southern Union's legal department in 1994. Since then, he has also served as Vice President for Southern Union Energy International, Inc. and headed a number of Southern Union's Texas-based subsidiaries--Mercado Gas Services, Norteno Pipeline and Southern Transmission--before Southern Union's divestiture of those assets in January 2003. Age 38.

GARY W. LEFELAR has been vice president and controller of Panhandle since December 2000. In March 1998, he was named to the position of controller of Panhandle. From 1996 through 1998 he served as director of accounting of Panhandle. From 1991 to 1995, Mr. Lefelar served in positions of increasing responsibility in the accounting departments of various businesses of Panhandle and its predecessor entities. Age 46.

CODE OF ETHICS

Panhandle, as an indirect wholly-owned subsidiary of Southern Union, relies on the Audit Committee of Southern Union's Board of Directors to provide the Audit Committee function for Panhandle (Audit Committee). Southern Union's Board of Directors has determined that all of the independent directors on the Audit Committee qualify as financial experts as defined by SEC Rules and Regulations.

AUDIT COMMITTEE

Panhandle, as an indirect wholly-owned subsidiary of Southern Union, is governed by the Southern Union Company Code of Ethics. The Code of Ethics applies to all Panhandle employees including our principal executive officer, principal financial officer, principal accounting officer and controller.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the remuneration paid during fiscal year 2003 by Panhandle (i) to the Chairman of the Board and Chief Executive Officer and (ii) to each of the four most highly compensated key executive officers at December 31, 2003 of the Company (this group is referred to as the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION                        SECURITIES
                                                   -------------------     OTHER ANNUAL       UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION(3)          YEAR      SALARY      BONUS (6)    COMPENSATION     OPTIONS/SARS(1)      COMPENSATION
--------------------------------        ----      ------      ---------    ------------     ---------------      ------------
Thomas F. Karam (3)                     2003            -            -              -                 -                    -
   Chief Executive Officer and          2002            -            -              -                 -                    -
     Manager                            2001            -            -              -                 -                    -

David W. Stevens (2)(4)                 2003     $187,692     $125,100        $     -            $    -           $   84,993
   President and Chief Operating        2002            -            -              -                 -                    -
     Officer                            2001            -            -              -                 -                    -

Robert O. Bond                          2003      209,376       40,725              -             2,445                    -
   Senior Vice President of             2002      171,250       41,800              -             2,850                    -
     Marketing                          2001      160,417       62,699              -                 -                    -

Jeryl L. Mohn                           2003      289,658      118,750              -                 -                    -
   Senior Vice President-               2002      240,000       73,200         48,000                 -                    -
     Operations and Engineering         2001      224,375       87,452              -                 -                    -

Richard E. Keyser                       2003      174,862       39,150              -             2,445                    -
   Vice President-Engineering           2002      170,000       41,100              -             2,850                    -
     Technical Services                 2001      170,429       61,974              -                 -                    -

Christopher A. Helms (5)                2003      195,473      123,000         48,492                 -            2,163,553
   Former President and Chief           2002      400,000      134,300              -                 -                    -
     Operating Officer                  2001      386,042      202,747              -                 -                    -

-------------------------------

(1) No Stock Appreciation Rights were granted in 2003, 2002 and 2001. Additionally, no restricted stock awards or long-term incentive plan payouts were made in 2003, 2002 or 2001.

(2) All Other Compensation includes company matching provided through certain non-qualified plans.

(3) Although Thomas F. Karam, Mark J. DeCesaris, David J. Kvapil and Dennis K. Morgan are executive officers of Panhandle, they do not receive any direct compensation from Panhandle or its subsidiaries. All compensation received by these individuals is paid directly by Panhandle's parent, Southern Union.

(4)  Became President and Chief Operating Officer effective July 29, 2003.

(5) Former president and chief executive officer of Panhandle until June 17, 2003. All Other Compensation reflects severance and non-compete agreement payments.

(6)  Bonus paid in 2002 and 2001 are for plan years 2001 and 2000, respectively.

Panhandle, as an indirect wholly-owned subsidiary of Southern Union, relies on the Board Compensation Committee of Southern Union's Board of Directors to provide the Compensation Committee function for Panhandle.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT.

Panhandle's membership interests are privately held by its parent, Southern Union, and does not trade in the public market.

The following table sets forth the number of all shares of Southern Union's common stock beneficially owned by each manager, by each Named Executive Officer, by each person known by Southern Union to beneficially own 5% or more of Southern Union's outstanding common stock, and by all manager and executive officers as a group on August 31, 2003, unless otherwise indicated in the footnotes. Each of the following persons and members of the group had sole voting and investment power with respect to the shares shown unless otherwise indicated in the footnotes. Number of shares held excludes options to acquire shares of common stock that are not exercisable within sixty days of September 15, 2003.

                                      AMOUNT AND NATURE OF
                                      BENEFICIAL OWNERSHIP
                                        NUMBER OF SHARES       PERCENT
NAME OF BENEFICIAL OWNER             BENEFICIALLY OWNED (1)    OF CLASS
-----------------------------------------------------------------------
Thomas F. Karam                             841,031 (2)          1.14%
George L. Lindemann                       6,539,411 (3)          8.91%
John E. Brennan                             909,094 (4)          1.24%
Mark J. DeCesaris                             2,850                 *
David J. Kvapil                             128,153 (5)             *
Dennis K. Morgan                            180,109 (6)             *
David W. Stevens                            204,491 (7)             *
Robert O. Bond                                   --                 *
Jeryl L. Mohn                                    --                 *
Richard E. Keyser                                --                 *
Baron Capital Group                       4,636,935 (8)          6.36%
     767 Fifth Avenue, 49th Floor
     New York, New York 10153
All managers and executive officers       8,805,139 (9)         11.82%
     as a group (10 persons)

-------------------------

* Less than one percent.

(1) Includes options to acquire shares of Southern Union common stock that are exercisable presently or within 60 days of September 15, 2003. All shares owned by each Manager or Named Executive Officer in the Southern Union Savings Plan (the "401(k) Plan"), the Southern Union Supplemental Deferred Compensation Plan (the "Supplemental Plan") and the Southern Union Company Direct Stock Purchase Plan is as of June 30, 2003.

(2) Includes: 104,166 shares held by various entities through which Mr. Karam has equity interest and voting power; 25,123 shares held in the name of Lakeside Drive Association, in which Mr. Karam's wife has an interest; 7,788 vested shares held by the 401(k) Plan; 29,324 vested shares held through the Supplemental Plan; and 593,384 shares of Southern Union common stock Mr. Karam is entitled to purchase upon the exercise of stock options exercisable pursuant to the Pennsylvania Division 1992 Stock Option Plan of Southern Union and the Southern Union 1992 Long Term Stock Incentive Plan (the "1992 Plan").

(3) Includes: 3,028,701 shares owned by SUG 1 L.P. in which Mr. Lindemann is the sole general partner; 2,984,636 shares owned by SUG 2 L.P. in which Mr. Lindemann's wife, Dr. F.B. Lindemann, is the sole general partner; 33,429 vested shares held through the Southern Union Supplemental Plan for Mr. Lindemann; 18,016 vested shares held by the 401(k) Plan for Mr. Lindemann; and 474,629 shares of Southern Union common stock Mr. Lindemann is entitled to purchase upon the exercise of stock options exercisable pursuant to the 1992 Plan.

(4) Of these shares, 14,734 vested shares are held by the 401(k) Plan; 23,408 vested shares are held through the Supplemental Plan; 5,779 shares are owned by his wife; 245,190 are held in two separate trusts for the benefit of members of his family; 64,838 are held in an irrevocable trust under the Southern Union Executive Deferred Stock Plan; and 229,386 represent shares that Mr. Brennan is entitled to purchase upon the exercise of stock options exercisable pursuant to the 1992 Plan.

(5) Includes 78,711 shares that Mr. Kvapil is entitled to purchase upon the exercise of stock options exercisable pursuant to the 1992 Plan. Such number also includes: 6,708 vested shares held by the 401(k) Plan, 26,730 vested shares held through the Supplemental Plan and 4,581 shares held by the Southern Union Company Direct Stock Purchase Plan.

(6) Includes 116,953 shares that Mr. Morgan is entitled to purchase upon the exercise of stock options exercisable pursuant to the 1992 Plan. Such number also includes: 15,644 vested shares held by the 401(k) Plan and 28,369 vested shares held through the Supplemental Plan.

(7) Includes 124,304 shares that Mr. Stevens is entitled to purchase upon the exercise of stock options exercisable pursuant to the 1992 Plan. Such number also includes: 20,098 vested shares held by the 401(k) Plan and 36,497 vested shares held through the Supplemental Plan.

(8) This information regarding share ownership by Baron Capital Group ("BCG") was obtained from and is reported herein in reliance upon a Schedule 13F, through June 30, 2003 (as adjusted for any stock dividend since the date of such report) (the "Baron Filing"), filed by BCG, BAMCO ("BAMCO"), Baron Capital Management, ("BCM"), Baron Asset Fund ("BAF") and Ronald Baron (collectively, the "Baron Filing Group"). The members of the Baron Filing Group disclaim beneficial ownership in each other's shares.

(9) Excludes options granted pursuant to the 1992 Plan to acquire shares of Southern Union common stock that are not presently exercisable or do not become exercisable within 60 days of September 15, 2003. Includes vested shares held through certain Southern Union benefit and deferred savings plans for which certain executive officers and Managers of Panhandle who are also either executive officers or directors of Southern Union may be deemed beneficial owners, but excludes shares which have not vested under the terms of such plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Note V -- Related Party Transactions in the Notes to the Consolidated Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is a summary of fees billed to Panhandle by its principal audit firms for the years ended December 31, 2003 and 2002. See Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure for related information.

FEE CATEGORY (IN THOUSANDS)                2003              2002
------------------------------------------------------------------
Audit Fees
     PricewaterhouseCoopers LLP           $  149             $  -
     Ernst & Young LLP                       438              220
     Arthur Andersen LLP                       -              131
Audit-Related Fees
     PricewaterhouseCoopers LLP              217                -
     Ernst & Young LLP                       317                -
     Arthur Andersen LLP                                      137
All Other Fees
     Arthur Andersen LLP                       -              274
                                          ------             ----
Total Fees                                $1,121             $762
                                          ======             ====

Audit Fees. Consists of fees billed for professional services rendered in connection with the audit of the annual financial statements and review of the quarterly financial statements.

Audit-Related Fees. Consists of fees billed for accounting research and professional services rendered in connection with debt offerings and registration statements and state and federal regulatory audits.

All Other Fees. Consists of fees associated with consulting services.

During 2003, the Audit Committee has considered whether the provision of the non-audit services described above are compatible with maintaining the independence of PricewaterhouseCoopers LLP. The Audit Committee has adopted a policy requiring pre-approval of all services (audit and non-audit) to be provided to Panhandle by its independent auditor.

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

(a)(3)   EXHIBITS.

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
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

   3(c) Certificate of Amendment to Certificate of Formation (Filed as Exhibit 3(c) to the Form 10-Q for the quarter ended June
                   30, 2003).

   3(d)            Limited Liability Company Agreement of Panhandle Eastern Pipe
                   Line LLC, dated as of June 16, 2003, by Southern Union
                   Panhandle LLC (Filed as Exhibit 3(d) to the Form S-4 filed on
                   December 15, 2003).

   4(a)            Indenture dated as of March 29, 1999, among CMS Panhandle
                   Holding Company, Panhandle Eastern Pipe Line Company and NBD
                   Bank, as Trustee (Filed as Exhibit 4(a) to the Form 10-Q for the quarter ended March 31, 1999.)

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

   4(d) 3rd Supplemental Indenture dated as of August 18, 2003, between Panhandle, as Issuer and Bank One Trust Company,
                   National Association, as Trustee (Filed as Exhibit 4(d) to the Form 10-Q for the quarter ended September 30, 2003).

   4(e)            Indenture dated as of February 1, 1993, between Panhandle and
                   Morgan Guaranty Trust Company effective January 1, 1982, as amended December 3, 1999 (Filed as Exhibit 4 to the Form S-3 filed February 19, 1993).

   10(a)           Supplemental Executive Retirement Plan for Employees of CMS
                   Energy/Consumers Energy Company effective January 1, 1982, as amended December 9, 1999 (Filed as Exhibit 10(h) to our Form
                   10-K for the year ended December 31, 1999).

   10(b)           Contract for Firm Transportation of Natural Gas between
                   Consumers Power Company and Trunkline Gas Company, dated
                   September 1, 1993 (Filed as Exhibit 10.03 to our Form 10-K for the year ended December 31, 1993).

   12              Computation of Consolidated Ratio of Earnings to Fixed
                   Charges (Filed as Exhibit 12 to

                   the Form S-4 filed on December 15, 2003).

   21              Material Subsidiaries

   24              Power of Attorney

   25              Form T-1 Statement of Eligibility under the Trust Indenture
                   Act of 1939 of J.P. Morgan Trust Company, N.A. (formerly known as Bank One Trust Company, National Association) (Filed as Exhibit 25 to the Form S-4 filed on December 15, 2003).

   31(a)           Rule 13a - 14(a)/15d - 14(a) Certification of Chief Executive
                   Officer

   31(b)           Rule 13a - 14(a)/15d - 14(a) Certification of Chief Financial
                   Officer

   32(a)           Section 1350 Certification (Joint)

(b)      REPORTS ON FORM 8-K. None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March 2004.

                                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                                    By: /s/ THOMAS F. KARAM
                                        ---------------------------------
                                            Thomas F. Karam
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Panhandle Eastern Pipe Line Company, LLC and in the capacities and on the 5th day of March, 2004.

              Signature                                                 Title
              ---------                                                 -----
(i)      Principal executive officer:

         /s/ THOMAS F. KARAM
         -------------------------------
             Thomas F. Karam                             Chief Executive Officer and Manager

(ii)     Principal financial officer:

         /s/ DAVID J. KVAPIL
         -------------------------------
             David J. Kvapil                             Executive Vice President and
                                                           Chief Financial Officer

(iii)    Principal accounting officer:

         /s/ GARY W. LEFELAR
         -------------------------------
             Gary W. Lefelar                             Vice President and Controller

(iv)     A majority of the Board of Managers
         including those named above:

         /s/ GEORGE L. LINDEMANN
         -------------------------------
             George L. Lindemann                         Manager

         /s/ JOHN E. BRENNAN
         -------------------------------
             John E. Brennan                             Manager

By THOMAS F. KARAM
   ---------------
   Thomas F. Karam
   Attorney-in-fact

                                INDEX TO EXHIBITS

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
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

   3(c) Certificate of Amendment to Certificate of Formation (Filed as Exhibit 3(c) to the Form 10-Q for the quarter ended June
                   30, 2003).

   3(d)            Limited Liability Company Agreement of Panhandle Eastern Pipe
                   Line LLC, dated as of June 16, 2003, by Southern Union
                   Panhandle LLC (Filed as Exhibit 3(d) to the Form S-4 filed on
                   December 15, 2003).

   4(a)            Indenture dated as of March 29, 1999, among CMS Panhandle
                   Holding Company, Panhandle Eastern Pipe Line Company and NBD
                   Bank, as Trustee (Filed as Exhibit 4(a) to the Form 10-Q for the quarter ended March 31, 1999.)

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

   4(d) 3rd Supplemental Indenture dated as of August 18, 2003, between Panhandle, as Issuer and Bank One Trust Company,
                   National Association, as Trustee (Filed as Exhibit 4(d) to the Form 10-Q for the quarter ended September 30, 2003).

   4(e)            Indenture dated as of February 1, 1993, between Panhandle and
                   Morgan Guaranty Trust Company effective January 1, 1982, as amended December 3, 1999 (Filed as Exhibit 4 to the Form S-3 filed February 19, 1993).

   10(a)           Supplemental Executive Retirement Plan for Employees of CMS
                   Energy/Consumers Energy Company effective January 1, 1982, as amended December 9, 1999 (Filed as Exhibit 10(h) to our Form
                   10-K for the year ended December 31, 1999).

   10(b)           Contract for Firm Transportation of Natural Gas between
                   Consumers Power Company and Trunkline Gas Company, dated
                   September 1, 1993 (Filed as Exhibit 10.03 to our Form 10-K for the year ended December 31, 1993).

   12              Computation of Consolidated Ratio of Earnings to Fixed
                   Charges (Filed as Exhibit 12 to

                   the Form S-4 filed on December 15, 2003).

   21              Material Subsidiaries

   24              Power of Attorney

   25              Form T-1 Statement of Eligibility under the Trust Indenture
                   Act of 1939 of J.P. Morgan Trust Company, N.A. (formerly known as Bank One Trust Company, National Association) (Filed as Exhibit 25 to the Form S-4 filed on December 15, 2003).

   31(a)           Rule 13a - 14(a)/15d - 14(a) Certification of Chief Executive
                   Officer

   31(b)           Rule 13a - 14(a)/15d - 14(a) Certification of Chief Financial
                   Officer

   32(a)           Section 1350 Certification (Joint)