Form 10-Q
period 2004-03-31
PANHANDLE EASTERN PIPE LINE CO LLC
filed 2004-05-14
CIK 76063

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                          -----------------------------

                                    FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                                 MARCH 31, 2004

                           COMMISSION FILE NO. 1-2921

                          -----------------------------

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

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                                    FORM 10-Q
                                 MARCH 31, 2004
                                      INDEX

                                                                                                   Page(s)
                                                                                                   -------
PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements:
              Consolidated statements of operations - three months ended
                  March 31, 2004 and 2003                                                                2
              Consolidated balance sheets - March 31, 2004 and December 31, 2003                       3-4
              Consolidated statements of owner's equity and comprehensive income -
                  three months ended March 31, 2004, and the periods from January 1, 2003
                  through June 11, 2003 and from June 12, 2003 through December 31, 2003                 5
              Consolidated statements of cash flows - three months ended
                  March 31, 2004 and 2003                                                                6
              Notes to consolidated financial statements                                              7-16
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results                17-25
                  of Operations
     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                26
     Item 4.  Controls and Procedures                                                                   26
PART II.  OTHER INFORMATION
     Item 1.  Legal Proceedings                                                                         27
     Item 6.  Exhibits and Reports on Form 8-K                                                       28-29

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                           POST-ACQUISITION       PRE-ACQUISITION
                                                           ----------------       ---------------
                                                             THREE MONTHS           THREE MONTHS
                                                            ENDED MARCH 31,        ENDED MARCH 31,
                                                                2004                   2003
                                                           ----------------       ---------------
OPERATING REVENUE
      Transportation and storage of natural gas            $        121,860       $        116,233
      LNG terminalling revenue                                       13,762                 13,861
      Equity income from unconsolidated subsidiaries                     10                    406
      Other                                                           2,547                  6,964
                                                           ----------------       ---------------
           Total operating revenue                                  138,179                137,464
                                                           ----------------       ---------------
OPERATING EXPENSES
      Operation, maintenance and general                             49,725                 53,465
      Depreciation and amortization                                  15,147                 13,395
      Taxes, other than on income and revenues                        7,526                  7,338
                                                           ----------------       ---------------
           Total operating expenses                                  72,398                 74,198
                                                           ----------------       ---------------
OPERATING INCOME                                                     65,781                 63,266
OTHER INCOME (EXPENSE)
      Interest (expense), net                                       (12,155)               (19,915)
      Other, net                                                        704                  3,758
                                                           ----------------       ---------------
           Total other income (expense)                             (11,451)               (16,157)
                                                           ----------------       ---------------
INCOME BEFORE INCOME TAXES                                           54,330                 47,109
INCOME TAXES                                                         21,273                 18,274
                                                           ----------------       ---------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
      IN ACCOUNTING PRINCIPLE                                        33,057                 28,835
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
      NET OF TAX:
           Asset retirement obligations, SFAS 143                         -                  2,003
                                                           ----------------       ---------------
NET INCOME                                                 $         33,057       $         30,838
                                                           ================       ================

                             See accompanying notes.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       MARCH 31,       DECEMBER 31,
                                                                                         2004            2003
                                                                                      -----------      ------------
                                                                                      (UNAUDITED)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
        Plant in service                                                              $ 1,903,449      $  1,893,960
        Construction work-in-progress                                                     106,414            90,556
                                                                                      -----------      ------------
                                                                                        2,009,863         1,984,516
        Less accumulated depreciation and amortization                                     46,461            32,114
                                                                                      -----------      ------------
                        Net property, plant and equipment                               1,963,402         1,952,402
                                                                                      -----------      ------------
INVESTMENT IN AFFILIATE                                                                     1,404             1,394
                                                                                      -----------      ------------
CURRENT ASSETS
        Cash and temporary cash investments at cost, which approximates market             67,584            16,810
        Accounts receivable, less allowances of $1,464 and $1,464, respectively            51,273            56,315
        Accounts receivable - related parties                                                 940               816
        Gas imbalances - receivable                                                        17,174            26,974
        System gas and operating supplies                                                  47,566            60,937
        Deferred income taxes, net                                                         10,358             7,731
        Note receivable - related party                                                   112,250            87,350
        Other                                                                               4,311             8,271
                                                                                      -----------      ------------
                        Total current assets                                              311,456           265,204
                                                                                      -----------      ------------
        Intangibles, net                                                                   20,027            30,698
        Restricted cash                                                                     1,500             1,500
        Debt issuance cost                                                                  5,491             4,699
        Non-current system gas                                                             23,498            23,938
        Other                                                                               1,748             1,708
                                                                                      -----------      ------------
        TOTAL ASSETS                                                                  $ 2,328,526      $  2,281,543
                                                                                      ===========      ============

                             See accompanying notes.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              MARCH 31,         DECEMBER 31,
                                                                2004              2003
                                                             -----------        ------------
                                                             (UNAUDITED)
OWNER'S EQUITY AND LIABILITIES
OWNER'S EQUITY
         Member's capital                                    $   671,674        $   679,465
         Accumulated other comprehensive income (loss)              (880)             1,372
         Retained earnings                                        84,509             51,452
         Tax sharing receivable - Southern Union                 (85,471)           (85,471)
                                                             -----------        -----------
              Total owner's equity                               669,832            646,818
       Long-term debt                                          1,190,273            995,773
                                                             -----------        -----------
              Total capitalization                             1,860,105          1,642,591
                                                             -----------        -----------
CURRENT LIABILITIES
       Accounts payable                                              735              1,452
       Accounts payable - overdrafts                               3,256              6,607
       Accounts payable - related parties                          3,488              9,039
       Current portion of long-term debt                          63,443            209,671
       Gas imbalances - payable                                   40,872             66,049
       Accrued taxes                                              18,030              9,979
       Accrued interest                                            9,139             21,017
       Other                                                      69,652             65,230
                                                             -----------        -----------
              Total current liabilities                          208,615            389,044
                                                             -----------        -----------
       Deferred income taxes, net                                145,965            131,991
       Post-retirement benefits                                   32,768             33,473
       Other                                                      81,073             84,444
       Commitments and contingencies
                                                             -----------        -----------
       TOTAL OWNER'S EQUITY AND LIABILITIES                  $ 2,328,526        $ 2,281,543
                                                             ===========        ===========

                             See accompanying notes.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

       CONSOLIDATED STATEMENTS OF OWNER'S EQUITY AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                   Accumulated Other
                                                                       Common        Comprehensive      Other Paid-in     Member's
                                                                        Stock         Income (Loss)         Capital        Capital
                                                                     -----------   -----------------   --------------   -----------
Balance January 1, 2003 (Pre-acquisition)                            $     1,000   $         (39,179)  $    1,280,794   $         -
     Comprehensive income:
       Net earnings                                                            -                   -                -             -
       Unrealized loss related to interest rate swaps, net of tax              -              (3,180)               -             -
                                                                     -----------   -----------------   --------------   -----------
       Comprehensive income                                                    -              (3,180)               -             -
                                                                     -----------   -----------------   --------------   -----------
     Return of capital - Centennial                                            -                   -          (40,000)            -
     Return of capital - Guardian equity investment                            -                   -          (27,781)            -
     Capital contribution from CMS Gas Transmission                            -                   -           15,149             -
     Other                                                                     -                   -              194             -
                                                                     -----------   -----------------   --------------   -----------
Balance June 11, 2003 (Acquisition date)                             $     1,000   $         (42,359)  $    1,228,356   $         -
                                                                     -----------   -----------------   --------------   -----------
     Acquisition adjustments to eliminate original balances               (1,000)             42,359       (1,228,356)            -
     Pushdown of purchase price and related costs                              -                   -                -       679,465
     Tax sharing receivable - Southern Union                                   -                   -                -             -
                                                                     -----------   -----------------   --------------   -----------
Balance June 12, 2003 (Post-acquisition)                                       -                   -                -       679,465
Comprehensive Income
     Comprehensive income:
       Net earnings                                                            -                   -                -             -
       Unrealized gain related to interest rate swaps, net of tax              -               1,372                -             -
                                                                     -----------   -----------------   --------------   -----------
       Comprehensive income                                                    -               1,372                -             -
                                                                     -----------   -----------------   --------------   -----------
Balance December 31, 2003 (Post-acquisition)                         $         -   $           1,372   $            -   $   679,465
(Unaudited)
     Adjustment to pushdown of purchase price and related costs                -                   -                -        (7,791)
     Comprehensive income:
       Net earnings                                                            -                   -                -             -
       Unrealized loss related to interest rate swaps, net of tax              -              (2,252)               -             -
                                                                     -----------   -----------------   --------------   -----------
       Comprehensive income                                                    -              (2,252)               -             -
                                                                     -----------   -----------------   --------------   -----------
Balance March 31, 2004 (Post-acquisition)                            $         -   $            (880)  $            -   $   671,674
                                                                     ===========   =================   ==============   ===========

                                                                                                       Tax Sharing
                                                                        Retained         Note          Receivable-
                                                                        Earnings       Receivable-      Southern
                                                                       (Deficit)       CMS Capital        Union          Total
                                                                       -----------     -----------     -----------    -----------
Balance January 1, 2003 (Pre-acquisition)                              $  (340,031)    $  (150,000)    $         -    $   752,584
     Comprehensive income:
       Net earnings                                                         50,014               -               -         50,014
       Unrealized loss related to interest rate swaps, net of tax                -               -               -         (3,180)
                                                                       -----------     -----------     -----------    -----------
       Comprehensive income                                                 50,014               -               -         46,834
                                                                       -----------     -----------     -----------    -----------
     Return of capital - Centennial                                              -               -               -        (40,000)
     Return of capital - Guardian equity investment                              -               -               -        (27,781)
     Capital contribution from CMS Gas Transmission                              -               -               -         15,149
     Other                                                                       -               -               -            194
                                                                       -----------     -----------     -----------    -----------
Balance June 11, 2003 (Acquisition date)                               $  (290,017)    $  (150,000)    $         -    $   746,980
                                                                       -----------     -----------     -----------    -----------
     Acquisition adjustments to eliminate original balances                290,017         150,000               -       (746,980)
     Pushdown of purchase price and related costs                                -               -               -        679,465
     Tax sharing receivable - Southern Union                                     -               -         (85,471)       (85,471)
                                                                       -----------     -----------     -----------    -----------
Balance June 12, 2003 (Post-acquisition)                                         -               -         (85,471)       593,994
Comprehensive Income
     Comprehensive income:
       Net earnings                                                         51,452               -               -         51,452
       Unrealized gain related to interest rate swaps, net of tax                -               -               -          1,372
                                                                       -----------     -----------     -----------    -----------
       Comprehensive income                                                 51,452               -               -         52,824
                                                                       -----------     -----------     -----------    -----------
Balance December 31, 2003 (Post-acquisition)                           $    51,452     $         -     $   (85,471)   $   646,818
(Unaudited)
     Adjustment to pushdown of purchase price and related costs                  -               -               -         (7,791)
     Comprehensive income:
       Net earnings                                                         33,057               -               -         33,057
       Unrealized loss related to interest rate swaps, net of tax                -               -               -         (2,252)
                                                                       -----------     -----------     -----------    -----------
       Comprehensive income                                                 33,057               -               -         30,805
                                                                       -----------     -----------     -----------    -----------
Balance March 31, 2004 (Post-acquisition)                              $    84,509     $         -     $   (85,471)   $   669,832
                                                                       ===========     ===========     ===========    ===========

                             See accompanying notes.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        POST-ACQUISITION        PRE-ACQUISITION
                                                                                        ----------------        ---------------
                                                                                           JANUARY 1 -            JANUARY 1 -
                                                                                         MARCH 31, 2004          MARCH 31, 2003
                                                                                        ----------------        ---------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
       Net income                                                                       $         33,057        $        30,838
       Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                                                            15,147                 13,395
         Cumulative effect of change in accounting principle                                           -                 (2,003)
         Deferred income taxes, net                                                                6,661                 18,274
         Debt premium amortization, net                                                           (2,254)                  (113)
         Changes in operating assets and liabilities:
             Accounts receivable                                                                   4,918                  3,409
             Inventory                                                                            13,371                 13,709
             Gas imbalances - receivable                                                           9,800                (12,972)
             Other assets                                                                          4,410                  2,053
             Payables                                                                             (3,461)                (1,261)
             Accrued taxes                                                                         8,051                  4,194
             Interest accrued                                                                    (11,878)               (13,751)
             Gas imbalances - payable                                                            (25,177)                 1,232
             Other liabilities                                                                    (2,013)                  (245)
                                                                                        ----------------        ---------------
               Net cash flows from operating activities                                           50,632                 56,759
                                                                                        ----------------        ---------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
       Net increase in current Note receivable - Southern Union                                  (24,900)                     -
       Net increase in current Note receivable - CMS Capital                                           -                (62,692)
       Capital and investment expenditures                                                       (21,262)               (12,296)
       Sale (purchase) of system gas,net                                                             (42)                (2,244)
       Sale of Centennial                                                                              -                 40,000
       Retirements and other                                                                        (406)                   603
                                                                                        ----------------        ---------------
               Net cash flows used in investing activities                                       (46,610)               (36,629)
                                                                                        ----------------        ---------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
       Change in bank overdrafts                                                                  (3,351)                (2,053)
       Debt issuance                                                                             200,000                 10,000
       Debt retirements                                                                         (149,035)               (10,078)
       Debt issuance costs                                                                          (862)                     -
       Return of capital                                                                               -                (40,000)
                                                                                        ----------------        ---------------
               Net cash flows from (used in) financing activities                                 46,752                (42,131)
                                                                                        ----------------        ---------------
       Change in cash and cash equivalents                                                        50,774                (22,001)
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           16,810                 80,545
                                                                                        ----------------        ---------------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $         67,584        $        58,544
                                                                                        ================        ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 CASH PAID DURING THE PERIOD FOR:
       Interest (net of amounts capitalized)                                            $         29,234        $        32,082
       Income taxes (net of refunds)                                                                  (1)                     -
OTHER NONCASH INVESTING AND FINANCING ACTIVITIES WERE:
       Return of capital - Guardian equity investment                                   $              -        $       (27,781)
       Property contributions received                                                                 -                 15,149

                             See accompanying notes.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Form 10-K of Panhandle Eastern Pipe Line Company, LLC (formerly Panhandle Eastern Pipe Line Company), a Delaware limited liability company, including all of its subsidiaries (collectively, Panhandle), for the year ended December 31, 2003. All dollar amounts in the tables herein are stated in thousands, unless otherwise indicated. Certain prior period amounts have been reclassified to conform with the current period presentation.

These interim financial statements are unaudited, but in management's opinion, reflect all adjustments necessary (including both normal recurring as well as non-recurring) for a fair presentation of financial position, results of operations and cash flows for the periods presented. Because of the seasonal nature of the operations of Panhandle, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

I   CORPORATE STRUCTURE

Panhandle has been an indirect wholly-owned subsidiary of Southern Union Company (Southern Union Company and together with its subsidiaries, Southern Union) since Southern Union's June 11, 2003 acquisition of Panhandle (Panhandle Acquisition) from CMS Gas Transmission Company (CMS Gas Transmission), a subsidiary of CMS Energy Corporation (together, CMS). Panhandle is primarily engaged in the interstate transportation and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services and is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The Panhandle entities include Panhandle Eastern Pipe Line Company, LLC (Panhandle Eastern Pipe Line), Trunkline Gas Company, LLC (Trunkline) a wholly-owned subsidiary of Panhandle Eastern Pipe Line, Sea Robin Pipeline Company (Sea Robin), a Louisiana unincorporated joint venture and an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line, Trunkline LNG Company, LLC (Trunkline LNG) which is a wholly-owned subsidiary of Trunkline LNG Holdings, LLC (LNG Holdings), an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line and Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage), a wholly-owned subsidiary of Panhandle Eastern Pipe Line. Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet (Bcf) per day and 72 Bcf of owned underground storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America, based on current send out capacity, and has 6.3 Bcf of above ground LNG storage capacity. Panhandle has under consideration a plan to convert from a limited liability company to a limited partnership.

On June 11, 2003, Southern Union acquired Panhandle from CMS for approximately $581,729,000 in cash and 3,000,000 shares of Southern Union common stock (before adjustment for subsequent stock dividends) valued at approximately $48,900,000 based on market prices at closing of the Panhandle Acquisition and in connection therewith incurred transaction costs of approximately $30,448,000. Southern Union also incurred additional deferred state income tax liabilities estimated at $10,597,000 as a result of the transaction. At the time of the acquisition, Panhandle had approximately $1,157,228,000 of debt principal outstanding that it retained. Southern Union funded the cash portion of the acquisition with approximately $437,000,000 in cash proceeds it received for the January 1, 2003 sale of its Texas operations, approximately $121,250,000 of the net proceeds it received from concurrent common stock and equity units offerings and with working capital available to Southern Union. Southern Union structured the Panhandle Acquisition and the sale of its Texas operations to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. Panhandle and five of its subsidiaries, as well as the Southern Union subsidiary that became Panhandle's direct parent upon the acquisition, converted from Delaware corporations to Delaware limited liability companies in June 2003.

Under the terms of the Panhandle sale agreement, CMS retained Panhandle's ownership interests in and obligations associated with the Centennial Pipeline, LLC (Centennial) and Guardian Pipeline, LLC (Guardian) pipeline projects, as well as certain of Panhandle's net deferred tax assets of $28,124,000, all tax liabilities of

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$17,405,000, net pension liabilities recorded of $42,965,000, certain other net postretirement liabilities recorded of $16,351,000 and other net liabilities of $2,214,000. CMS also retained financial responsibility for all existing stock options. Panhandle disposed of its interest in Centennial and Guardian and certain cash collateral related to Guardian was transferred to CMS. Such dispositions to CMS were recorded at Panhandle's net book value with no gain or loss recognized. The Note receivable from CMS Capital Corp. (CMS Capital), a subsidiary of CMS was eliminated in the sale as the purchase by Southern Union from CMS included the offsetting Note payable of CMS Capital and thus the note was eliminated in pushdown accounting and subsequently extinguished (see Note IV -- Related Party Transactions). On March 1, 2003, certain assets previously held by CMS with a net book value of $15,149,000 were contributed to Panhandle by CMS and were included in the Southern Union purchase.

The Panhandle Acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted in the United States of America with Panhandle allocating the purchase price paid by Southern Union to Panhandle's net assets as of the acquisition date. The Panhandle assets acquired and liabilities assumed have been recorded based on their estimated fair value as of the acquisition date based on the results of outside appraisals. Accordingly, the post-acquisition financial statements reflect a new basis of accounting and pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable. Items which are still under review are the valuation of certain contingent liabilities as of the acquisition date (see Note VIII -- Commitments and Contingencies). In March 2004, Southern Union's estimated deferred state income tax liability incurred as a result of the Panhandle Acquisition was reduced by $7,791,000, which resulted in corresponding reductions on the Consolidated Balance Sheet in the line items Member's Capital, Deferred Income Taxes, net and Intangibles, net of $7,791,000, $2,485,000, and $10,276,000, respectively.

II   ACCOUNTING STANDARDS

FASB INTERPRETATION NO. 46R, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" (FIN NO. 46R): Issued by the FASB in December 2003, the interpretation identifies a variable interest entity as an entity whose equity owners do not have sufficient equity at risk and do not have substantive voting rights. The interpretation is effective for special-purpose entities for periods ending after December 15, 2003 and for all other types of variable interest entities for periods ending after March 15, 2004. This standard requires a company to consolidate a variable interest entity if it is allocated a majority of the entity's losses and/or returns, including fees paid by the entity. Panhandle has not identified any material variable interest entities or interests in variable interest entities for which the provisions of FIN No. 46R would require a change in Panhandle's current accounting for such interests.

EITF 01-8, "DETERMINING WHETHER AN ARRANGEMENT CONTAINS A LEASE" (EITF 01-8): In May 2003, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF 01-8 that outlines certain criteria for determining when a contract or portion thereof should be accounted for as a lease within the scope of SFAS No. 13, "Accounting for Leases". Because of certain contractual changes entered into during January 2004 between Trunkline LNG and BG LNG Services, Inc., a subsidiary of BG Group of the United Kingdom (BG LNG Services), regarding LNG services at the Lake Charles facility, the BG LNG Services contract was required to be reassessed under the provisions of EITF 01-8 and was determined to contain an operating lease. The impact of this accounting treatment will not have a material impact on Panhandle's financial condition or results of operations.

FASB STATEMENT NO.132R "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106":
Issued by the FASB in December 2003, the Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It retains the disclosure requirements contained in FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces, and requires additional disclosure about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Statement does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Statement is effective for fiscal years ending after December 15, 2003. The interim-period disclosures required by the Statement are effective for interim periods beginning after December 15, 2003 (see Note VII -- Employee Benefits).

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

III   REGULATORY MATTERS

In conjunction with a FERC Order issued in September 1997, certain natural gas producers were required to refund previously collected Kansas ad valorem taxes to interstate natural gas pipelines. These pipelines were ordered to refund these amounts to their customers. All payments were to be made in compliance with prescribed FERC requirements. In June 2001, Panhandle filed a proposed settlement of these proceedings which all the customers and most of the producers supported. The settlement provided for the producers to refund and the customers to accept a reduction from the amounts originally billed to the producers. In September 2001, the FERC approved the settlement without modification and the settlement became effective on October 15, 2001. Settlements were reached with all of the non-settling producers in November 2003, except for Pioneer Natural Resources, Inc. (Pioneer). A FERC hearing to resolve the outstanding issues with Pioneer was conducted on October 16, 2003. Briefing was completed in December 2003 and an initial decision was issued on February 18, 2004. The initial decision is pending further FERC action. On January 29, 2004 and February 13, 2004, the Commission approved settlements with the remaining non-settling producers. At March 31, 2004 and December 31, 2003, accounts receivable included $266,000 and $3,017,000, respectively, for tax collections due from natural gas producers. At March 31, 2004 and December 31, 2003, Other current liabilities included $6,014,000 and $8,556,000, respectively, for tax collections due to customers.

In December 2002, FERC approved a Trunkline LNG certificate application to expand the Lake Charles facility to approximately 1.2 Bcf per day of sustainable send out capacity versus the current sustainable send out capacity of .63 Bcf per day and increase terminal storage capacity to 9 Bcf from the current 6.3 Bcf. BG LNG Services has contract rights for the .57 Bcf per day of additional capacity. Construction on the Trunkline LNG expansion project (Phase I) commenced in September 2003 and is expected to be completed with an estimated cost totaling $137 million, plus capitalized interest, by the end of 2005. In February 2004, Trunkline LNG filed a further incremental LNG expansion project (Phase II) with the FERC and is awaiting commission approval. Phase II is estimated to cost approximately $77 million, plus capitalized interest, and would increase the LNG terminal sustainable send out capacity to 1.8 Bcf per day. Phase II has an expected in-service date of mid-2006. BG LNG Services has contracted for all the proposed additional capacity, subject to Trunkline LNG achieving certain construction milestones at this facility. Approximately $60 million of costs are included in the line item Construction Work-in-Progress for the expansion projects through March 31, 2004.

In February 2004, Trunkline filed an application with the FERC to request approval of a 30-inch diameter, approximately 23-mile natural gas pipeline loop from the LNG terminal. The estimated cost of this pipeline expansion is approximately $40 million. The pipeline creates additional transport capacity in association with the Trunkline LNG expansion and also includes new and expanded delivery points with major interstate pipelines.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IV   RELATED PARTY TRANSACTIONS

Panhandle had a number of significant transactions with former related parties during the pre-acquisition period. Revenue transactions, primarily for the transportation of natural gas for Consumers Energy Company and other CMS affiliates which were related parties until June 12, 2003, were based on regulated prices, market prices or competitive bidding. Panhandle will continue transporting gas for these former related parties under the contracts currently in effect, and thereafter if contracts are renewed. Panhandle has transportation revenues with Missouri Gas Energy, a Southern Union division, which account for less than one percent of annual consolidated revenues. These deliveries are at previously contracted rates.

                                       POST-ACQUISITION       PRE-ACQUISITION
                                       ----------------       ---------------
                                          JANUARY 1-             JANUARY 1-
                                           MARCH 31,             MARCH 31,
RELATED PARTY TRANSACTIONS                   2004                   2003
--------------------------             ----------------       ---------------
Transportation and storage
 of natural gas                        $            977       $        15,489
Other operating revenues                             10                  (406)
Operation and maintenance
  Management & royalty fees                       3,222                     -
  Other expenses (a)                              4,472                 5,364
Other income (expense), net                         269                 3,135

(a) Includes corporate allocations and insurance paid by parent for 2004 and 2003. Benefit plan costs are included in 2003.

Prior to June 12, 2003, related party expenses included payments for services provided by former affiliates, as well as allocated CMS benefit plan costs. Panhandle, through CMS, provided retirement benefits under a number of different plans, including certain health care and life insurance under OPEB, benefits to certain management employees under a supplemental executive retirement plan, and benefits to substantially all its employees under a trusteed, non-contributory, defined benefit pension plan and a defined contribution 401(k) plan. Effective January 1, 2003, and until the sale of Panhandle on June 11, 2003, CMS ceased charging Panhandle management and royalty fees. Subsequent to June 11, 2003, related party expenses primarily include payments for services provided by Southern Union, including management and royalty fees implemented by Southern Union.

On February 10, 2003, Panhandle sold its one-third interest in Centennial for $40,000,000 to Centennial's two unaffiliated other partners. There was no income or loss related to Centennial in the first quarter of 2003. In March 2003, $40,000,000 of cash from the sale of Centennial was distributed to CMS as a return of capital.

Included in Other Income (expense), net, is interest income of $3,161,000 for the three month period ended March 31, 2003 related to interest on the Note receivable - CMS Capital. The Note receivable - CMS Capital of $184,926,000 as of the acquisition date was eliminated with the acquisition of Panhandle by Southern Union (see Note I -- Corporate Structure). The $150,000,000 portion of the note classified as a reduction to equity as of the acquisition date was also eliminated.

Pursuant to a demand note with Southern Union under a cash management program, Panhandle has loaned excess cash of $112,250,000 to Southern Union since the Panhandle Acquisition, $24,900,000 of which was loaned during the first quarter of 2004. Panhandle is credited with interest on the note at a one month LIBOR rate. Included in Other income (expense), net is interest income of $269,000 for the three month period ended March 31, 2004 related to interest on the Note receivable - Southern Union. Panhandle expects to draw down on the note over the next twelve months, and has thus reflected the note receivable from Southern Union as a current asset.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of certain balances due from or (due to) related parties included in the Consolidated Balance Sheets for the periods presented is as follows:

                                                               MARCH 31,        DECEMBER 31,
RELATED PARTY BALANCES                                           2004             2003
----------------------                                      ----------------    ------------
Note receivable - Southern Union                               $ 112,250        $  87,350
Accounts receivable                                                  940              816
Accounts payable                                                  (3,488)          (9,039)
Owner's equity - Tax sharing receivable - Southern Union          85,471           85,471
Deferred tax - receivable                                              -            8,684

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

On March 10, 2003, Panhandle's ownership interest in Guardian was transferred to CMS as a return of capital at the book value of $27,781,000 and Panhandle was released from its guarantee obligations associated with the Guardian non-recourse guaranty by the note holders.

On March 1, 2003, certain assets held by CMS with a net book value of $15,149,000 were contributed to Panhandle by CMS and were included in Southern Union's acquisition of Panhandle.

V   ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

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

Interest rate swaps are used to reduce interest rate risks and to manage interest expense. By entering into these agreements, Panhandle converts floating-rate debt into fixed-rate debt or converts fixed-rate debt to floating. Interest differentials paid or received under the swap agreements are reflected as an adjustment to interest expense. These interest rate swaps are financial derivative instruments that qualify for hedge treatment. For derivatives treated as hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive income until the related hedge items impact earnings. Any ineffective portion of a hedge is reported in earnings immediately. For derivatives treated as a hedge of the fair value of a debt instrument, the effective portion of changes in fair value are recorded as an adjustment to the hedged debt. The ineffective portion of a fair value hedge is recognized in earnings if the short cut method of assessing effectiveness is not used. Upon termination of a fair value hedge of a debt instrument, the resulting gain or loss is amortized to

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income through the maturity date of the debt instrument.

Panhandle's subsidiary LNG Holdings is party to interest rate swap agreements with an aggregate notional amount of $199,963,000 as of March 31, 2004 that fix the interest rate applicable to floating rate long-term debt and which qualify for hedge accounting. For the three month period ended March 31, 2004 and 2003, the amount of swap ineffectiveness was not significant. As of March 31, 2004, floating rate London InterBank Offered Rate (LIBOR) based interest payments were exchanged for weighted fixed rate interest payments of 5.88%, which does not include the spread on the underlying variable debt rate of 1.625%. As such, payments or receipts on interest rate swap agreements, in excess of the liability recorded, are recognized as adjustments to interest expense. As of March 31, 2004, December 31, 2003 and June 11, 2003 (the Panhandle Acquisition date), the fair value liability position of the swaps was $21,221,000, $19,806,000 and $26,850,000, respectively. For the three month period ended March 31, 2004, an unrealized loss of $3,765,000 ($2,252,000, net of tax) was included in accumulated other comprehensive income related to these swaps. For the three month period ended March 31, 2003 an unrealized loss of $1,564,000 ($936,000, net of tax) was included in accumulated other comprehensive income related to these swaps. Current market pricing models were used to estimate fair values of interest rate swap agreements.

In March 2004, Panhandle entered into an interest rate swap to hedge the risk associated with the fair value of its $200 million 2.75% Senior Notes (see Note VI -- Debt). These swaps are designated as fair value hedges and qualify for the short cut method under FAS 133. Under the swap agreement Panhandle will receive fixed interest payments at a rate of 2.75% and will make floating interest payments based on the six-month LIBOR. No ineffectiveness is assumed in the hedging relationship between the debt instrument and the interest rate swap.

VI   DEBT

                                                           MARCH 31,         DECEMBER 31,
Long-term Debt                             Year Due          2004                2003
--------------                             --------      ------------        ------------
6.125% Senior Notes                          2004        $          -        $    146,080
7.875% Senior Notes                          2004              52,455              52,455
6.50% Senior Notes                           2009              60,623              60,623
8.25% Senior Notes                           2010              40,500              40,500
7.00% Senior Notes                           2029              66,305              66,305
4.80% Senior Notes                           2008             300,000             300,000
6.05% Senior Notes                           2013             250,000             250,000
2.75% Senior Notes                           2007             200,000                   -
LNG bank loans (floating rate)               2007             266,614             269,570
                                                         ------------        ------------
  Total debt outstanding                                    1,236,497           1,185,533
Current portion of long-term debt                             (63,443)           (209,671)
Interest rate swaps                                              (248)                  -
Unamortized debt premium, net                                  17,467              19,911
                                                         ------------        ------------
Total long-term debt                                     $  1,190,273        $    995,773
                                                         ============        ============

In accordance with the purchase method of accounting and accounting principles generally accepted in the United States of America, the debt retained by Panhandle when it was acquired by Southern Union was recorded at its fair value on Panhandle's balance sheet as of June 11, 2003. The valuation resulted in debt premiums being recorded of $61,821,000 in excess of the principal amount of the debt due to lower current market interest rates for comparable debt and the elimination of the previous net debt discount of $3,207,000 on the balance sheet as of June 11, 2003. Panhandle eliminated $30,796,000 of the debt premium during the third quarter of 2003 as a result of a tender offer further discussed below. The net debt premium amount amortized was approximately $2,254,000 and $113,000 for the three month periods ended March 31, 2004 and March 31, 2003, respectively. The net debt premium is amortized over the remaining life of the respective debt issues.

Panhandle has $1,253,716,000 of debt recorded at March 31, 2004, of which $63,443,000 is current. Debt of

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$987,102,000, including net premiums of $17,467,000 and unamortized interest rate swaps of $248,000, is at fixed rates ranging from 2.75 percent to 8.25 percent, with $266,614,000 of variable rate bank loans having an average rate for the first quarter in 2004 of 2.80%. The variable rate loans are secured by the Trunkline LNG facilities.

Panhandle's notes are subject to certain requirements such as the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained, and limitations on liens. At March 31, 2004, Panhandle, based on the currently most restrictive debt covenant requirements, was subject to a $221,700,000 limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $216,400,000 of additional secured indebtedness or other defined liens based on a limitation on liens covenant.

At March 31, 2004, Panhandle had scheduled debt payments of $60,636,000, $12,548,000, $13,969,000, $431,916,000, $300,000,000 and $417,428,000 for the
remainder of 2004 and for the years 2005 through 2008 and thereafter, respectively.

On March 12, 2004, Panhandle issued $200,000,000 of 2.75% Senior Notes due 2007, Series A in reliance on an exemption from the registration requirements of the Securities Act of 1933 for offers and sales of securities not involving a public offering or sale, in order to refinance Panhandle's maturing debt. Panhandle used a portion of the net proceeds to retire $146,080,000 of 6.125% Senior Notes which matured on March 15, 2004, as well as for other general corporate purposes. A portion of the remaining net proceeds may be used to pay off the $52,455,000 of 7.875% Senior Note which matures August 15, 2004. Panhandle filed a registration statement on May 12, 2004 to initiate an exchange of the unregistered 2.75% Senior Notes due 2007, Series A for substantially identical securities registered under the Securities Act of 1933.

VII   EMPLOYEE BENEFITS

COMPONENTS OF NET PERIODIC BENEFIT COST

Net periodic benefit costs for the three months ended March 31, 2004 for postretirement benefit plans other than pensions (OPEB) includes the following components:

                                           JANUARY 1-
                                            MARCH 31,
OPEB                                         2004
----------------------------------------   ----------
Service cost                               $      645
Interest cost                                     735
Expected return on plan assets                    (48)
Amortization of prior service cost                  -
Amortization of transition obligation               -
Recognized actuarial gain (loss)                    -
Settlement recognition                              -
                                           ----------
Net periodic pension cost                  $    1,332
                                           ==========

For the three months ended March 31, 2004, approximately $2 million in contributions have been made to the OPEB plan. Panhandle presently anticipates contributing an additional $5.8 million to fund the OPEB plan in fiscal 2004 for a total of $7.8 million.

The OPEB plan information for periods prior to June 12, 2003, which has been previously disclosed, is not presented because the plan is for CMS and its affiliates (including Panhandle) of which Panhandle received an allocation, and the assets and costs for Panhandle are not distinguishable from the OPEB plan information, therefore, the presentation would not be meaningful.

Panhandle does not have a pension plan but does make employer contributions to a qualified defined contribution

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plan, which contributions range from four to six percent of the participating employee's salary based on the participating employee's age and years of service. During the quarter ended March 31, 2004 approximately $1 million was recorded as expense associated with Panhandle contributions to the qualified defined contribution plan. Panhandle, through its former parent company, participated in the CMS pension plan, a defined benefit plan. The total pension plan expenses, which were allocated to Panhandle by CMS, were approximately $1.7 million for the three month period ended March 31, 2003. There were no contributions made by Panhandle to CMS on behalf of the CMS pension plan for the three month period ended March 31, 2003.

VIII   COMMITMENTS AND CONTINGENCIES

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

Hope Land Mineral Corporation contends that it owns the storage rights to property that contains a portion of Panhandle's Howell storage field. During June 2003, the Michigan Court of Appeals reversed the trial court's previous order, which had granted summary judgment in favor of Panhandle and dismissed the case. Panhandle filed an appeal of the Court of Appeals order with the Michigan Supreme Court which was denied in December of 2003. The case has been transferred back to the trial court for a trial on the merits. The case is presently scheduled for June 2004. Panhandle does not believe the outcome of this case will have a material adverse effect on Panhandle's consolidated results of operations or financial position.

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

As part of the cleanup program resulting from contamination due to the use of lubricants containing PCBs in compressed air systems, Panhandle Eastern Pipe Line and Trunkline have identified PCB levels above acceptable levels inside the auxiliary buildings that house the air compressor equipment at thirty-three compressor station sites. Panhandle has developed and is implementing a United States Environmental Protection Agency (EPA) approved process to remediate this PCB contamination in accordance with federal, state and local regulations. Three sites have been decontaminated per the EPA approved process as prescribed in the EPA regulations.

At some locations, PCBs have been identified in paint that was applied many years ago. In accordance with EPA regulations, Panhandle has implemented a program to remediate sites where such issues are identified during painting activities. If PCBs are identified above acceptable levels, the paint is removed and disposed of in an EPA approved manner.

The Illinois Environmental Protection Agency (Illinois EPA) notified Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, of contamination at three former waste oil disposal sites in Illinois. Panhandle Eastern Pipe Line's and Trunkline's estimated share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is approximately 17 percent. Panhandle and 21 other non-affiliated parties conducted an initial voluntary investigation of the Pierce Oil Springfield site, one of the three sites. Based on the information found during the initial investigation, Panhandle and the 21 other non-affiliated parties have decided to further delineate the extent of contamination by authorizing a Phase II investigation at this site. Once data from the Phase II investigation is evaluated, Panhandle and the 21 other non-affiliated parties will determine what additional actions will be taken. In addition, Illinois EPA has informally

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indicated that it has referred the Pierce Oil Springfield site, to the EPA so that environmental contamination present at the site can be addressed through the federal Superfund program. No formal notice has yet been received from either agency concerning the referral. However, the EPA is expected to issue special notice letters in 2004 and has begun the process of listing the site on the National Priority List. Panhandle and three of the other non-affiliated parties associated with the Pierce Oil Springfield site met with the EPA and Illinois EPA regarding this issue. Panhandle was given no indication as to when the listing process was to be completed.

Panhandle expects these cleanup programs for all of the above matters to continue for several years and has estimated its share of remaining cleanup costs to range from $10,330,000 to $17,931,000. At March 31, 2004, Panhandle has related accruals totaling approximately $14,489,000, of which $2,620,000 is included in Other Current Liabilities for the estimated current amounts and $11,869,000 is included in Other Non-current Liabilities on the Consolidated Balance Sheet. At December 31, 2003, Panhandle had $2,933,000 included in Other Current Liabilities and $11,644,000 included in Other Non-current Liabilities.

AIR QUALITY CONTROL. In 1998, the EPA issued a final rule on regional ozone control that requires Panhandle to place controls on certain large internal combustion engines in five midwestern states. The part of the rule that affects Panhandle was challenged in court by various states, industry and other interests, including Interstate Natural Gas Association of America (INGAA), an industry group to which Panhandle belongs. In March 2000, the court upheld most aspects of the EPA's rule, but agreed with INGAA's position and remanded to the EPA the sections of the rule that affected Panhandle. The final rule is expected in 2004. Based on an EPA guidance document negotiated with gas industry representatives in 2002, it is believed that Panhandle will be required to reduce nitrogen oxide (NOx) emissions by 82% on the identified large internal combustion engines and will be able to trade off engines within the company and within each of the five Midwestern states affected by the rule in an effort to create a cost effective NOx reduction solution. The implementation date is expected to be May 2007. The rule impacts 20 large internal combustion engines on the Panhandle system in Illinois and Indiana at an approximate cost of $17 million for capital improvements through 2007, based on current projections.

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

The EPA promulgated various Maximum Achievable Control Technology (MACT) rules in August 2003 and February 2004. The rules require that Panhandle Eastern Pipe Line and Trunkline control Hazardous Air Pollutants (HAPs) emitted from certain internal combustion engines at major HAPs sources. Most of Panhandle Eastern Pipe Line and Trunkline compressor stations are major HAPs sources. The HAPs pollutant of concern for Panhandle Eastern Pipe Line and Trunkline is formaldehyde. As promulgated, the rule seeks to reduce formaldehyde emissions by 76% from these engines. Catalytic controls will be required to reduce emissions under these rules with a final implementation date of May 2007. Panhandle Eastern Pipe Line and Trunkline have 20 internal combustion engines subject to the rules. It is expected that compliance with these regulations will cost an estimated $5 million, based on current projections.

OTHER COMMITMENTS AND CONTINGENCIES. In 1993, the U.S. Department of the Interior announced its intention to seek, through its Mineral Management Service, additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, buyouts and buydowns of gas sales contracts with natural gas pipelines. Panhandle Eastern Pipe Line and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact, which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle Eastern Pipe Line and Trunkline may file with FERC to recover these costs from pipeline customers. Management believes these commitments and contingencies will not have a material adverse effect on Panhandle's business, financial condition or results of operations.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 10, 2003, Panhandle provided a guarantee to CB&I Constructors, Inc., for the full performance by Trunkline LNG, its subsidiary, of the engineering, procurement and construction contract between Trunkline LNG and CB&I Constructors, Inc. The contract is for the construction of the expansion of the Trunkline LNG Lake Charles facility, and covers approximately $45,000,000 of the remaining cost of the expansion through December 2005. Under the terms of the guarantee, should Trunkline LNG be in default of its obligation, Panhandle would be required to perform but only to the extent of services already rendered by CB&I Constructors, Inc. There are no amounts being carried as liabilities for Panhandle's obligations under these guarantees.

CONTROLLED GROUP PENSION LIABILITIES. Southern Union (including certain of its divisions) sponsors a number of defined benefit pension plans for employees. Under applicable pension and tax laws, upon being acquired by Southern Union, Panhandle became a member of Southern Union's "controlled group" with respect to those plans, and, along with Southern Union and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any and all of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated. In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union's controlled group, including Panhandle and each of its subsidiaries. As of June 30, 2003, the aggregate amount of the projected benefit obligations of these pension plans was approximately $336,651,000 and the estimated fair value of all of the assets of these plans was approximately $237,376,000.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Management's Discussion and Analysis of Results of Operations and Financial Condition is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Panhandle's financial condition, changes in financial condition and results of operations. The following section includes an overview of Panhandle's business as well as recent developments that Panhandle believes are important in understanding its results of operations, and to anticipate future trends in those operations. Subsequent sections include an analysis of Panhandle's results of operations on a consolidated basis and information relating to Panhandle's liquidity and capital resources, quantitative and qualitative disclosures about market risk, an outlook perspective for Panhandle, and other matters. All dollar amounts in the tables herein are stated in thousands.

OVERVIEW

Panhandle has been an indirect wholly-owned subsidiary of Southern Union Company (Southern Union Company and together with its subsidiaries, Southern Union) since Southern Union's June 11, 2003 acquisition of Panhandle (Panhandle Acquisition) from CMS Gas Transmission Company (CMS Gas Transmission), a subsidiary of CMS Energy Corporation (together, CMS). Panhandle is primarily engaged in the interstate transportation and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services. The Panhandle entities include Panhandle Eastern Pipe Line Company, LLC (Panhandle Eastern Pipe Line), Trunkline Gas Company, LLC (Trunkline) a wholly-owned subsidiary of Panhandle Eastern Pipe Line, Sea Robin Pipeline Company (Sea Robin), a Louisiana unincorporated joint venture and an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line, Trunkline LNG Company, LLC (Trunkline LNG) which is a wholly-owned subsidiary of Trunkline LNG Holdings, LLC (LNG Holdings), an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line and Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage), a wholly-owned subsidiary of Panhandle Eastern Pipe Line. Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 Bcf per day, 72 Bcf of owned underground storage capacity and 6.3 Bcf of above ground LNG storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America, based on current send out capacity. Panhandle has under consideration a plan to convert from a limited liability company to a limited partnership.

On June 11, 2003, Southern Union acquired Panhandle from CMS for approximately $581,729,000 in cash and 3,000,000 shares of Southern Union common stock (before adjustment for subsequent stock dividends) valued at approximately $48,900,000 based on market prices at closing of the Panhandle Acquisition and in connection therewith incurred transaction costs of approximately $30,448,000. Southern Union also incurred additional deferred state income tax liabilities estimated at $10,597,000 as a result of the transaction. At the time of the acquisition, Panhandle had $1,157,228,000 principal amount of debt outstanding that it retained. Southern Union funded the cash portion of the acquisition with approximately $437,000,000 in cash proceeds it received for the January 1, 2003 sale of its Texas operations, approximately $121,250,000 of the net proceeds it received from concurrent common stock and equity units offerings and with working capital available to Southern Union. Southern Union structured the Panhandle Acquisition and the sale of its Texas operations to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended.

Under the terms of the Panhandle sale agreement, CMS retained Panhandle's ownership interests in and obligations associated with the Centennial and Guardian pipeline projects, as well as certain of Panhandle's net deferred tax assets, all tax liabilities, and pension and certain other postretirement assets and liabilities. In accordance with the sale agreement, Panhandle disposed of its interest in Centennial and Guardian and certain cash collateral related to Guardian was transferred to CMS. The Note receivable from CMS Capital was included in the sale to Southern Union but was eliminated under pushdown accounting (see Note IV -- Related Party Transactions). On March 1, 2003, certain assets previously held by CMS with a net book value of $15,149,000 were contributed to Panhandle by CMS and were included in the Southern Union purchase.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Panhandle Acquisition was accounted for in accordance with accounting principles generally accepted within the United States by allocating the purchase price and acquisition costs incurred by Southern Union to Panhandle's net assets as of the acquisition date. The Panhandle assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date based on the results of outside appraisals. Accordingly, the post-acquisition financial statements reflect a new basis of accounting and pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable. The most significant impacts of the new basis of accounting going forward are expected to be higher depreciation expense due to the step-up of depreciable assets, assignment of purchase price to certain amortizable intangible assets, and lower interest costs (though not cash payments) for the remaining life of debt due to its revaluation and related debt premium amortization.

A majority of Panhandle's total operating revenue comes from long-term service agreements with local distribution company customers and their affiliates. Panhandle also provides firm transportation services under contract to gas marketers, producers, other pipelines, electric power generators, and a variety of end-users. In addition, Panhandle's pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis. Demand for gas transmission on Panhandle's pipeline systems is seasonal, with the highest throughput and a higher portion of annual total operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters. For the years 1999 to 2003, Panhandle's combined throughput was 1,139 trillion British thermal units (TBtu), 1,374 TBtu, 1,335 TBtu, 1,259 TBtu and 1,380 TBtu, respectively. For the three month periods ended March 31, 2004 and March 31, 2003, Panhandle's combined throughput was 352 TBtu and 377 TBtu, respectively. Beginning in March 2000, the combined throughput includes Sea Robin's throughput.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following is a comparison of consolidated net income for the three month periods ended March 31, 2004 and 2003.

                                                    POST-               PRE-
                                                 ACQUISITION         ACQUISITION
                                                 JANUARY 1 -          JANUARY 1 -           THREE
                                                   MARCH 31            MARCH 31             MONTHS
                                                     2004               2003                CHANGE
                                                 ------------        ------------        ------------
Operating revenue:
  Reservation revenue                            $    101,212        $     96,978        $      4,234
  LNG terminalling revenue                             13,762              13,861                 (99)
  Commodity revenue                                    20,648              19,255               1,393
  Equity income and other revenue                       2,557               7,370              (4,813)
                                                 ------------        ------------        ------------
    Total operating revenue                           138,179             137,464                 715
Operating expenses:
  Operation, maintenance and general                   49,725              53,465              (3,740)
  Depreciation and amortization                        15,147              13,395               1,752
  Taxes, other than on income and revenues              7,526               7,338                 188
                                                 ------------        ------------        ------------
    Total operating expenses                           72,398              74,198              (1,800)
                                                 ------------        ------------        ------------
      Operating income                                 65,781              63,266               2,515
Other income (expense):
  Interest (expense), net                             (12,155)            (19,915)              7,760
  Other, net                                              704               3,758              (3,054)
                                                 ------------        ------------        ------------
    Total other expense, net                          (11,451)            (16,157)              4,706
  Income taxes                                         21,273              18,274               2,999
                                                 ------------        ------------        ------------
  Net earnings from continuing operations              33,057              28,835               4,222
                                                 ------------        ------------        ------------
Cumulative effect of change in
  accounting principles, net of tax                         -               2,003              (2,003)
                                                 ------------        ------------        ------------
Total                                            $     33,057        $     30,838        $      2,219
                                                 ============        ============        ============

RESERVATION REVENUE. For the three months ended March 31, 2004, reservation revenue increased $4,234,000 versus the same time period during 2003 due to an increase in average contract rates. Reservation revenue is expected to be down in the quarter ending June 2004 as compared to the corresponding period in 2003 which was higher due to customer demand during that period resulting from extremely low storage levels.

COMMODITY REVENUE. For the three months ended March 31, 2004, commodity revenue increased $1,393,000 versus the same time period during 2003 primarily due to an increase in parking and interruptible revenues partially offset by reduced volumes resulting from a cooler winter during 2003 versus 2004. Commodity revenues are dependent upon a number of variable factors, including weather, customer storage levels, and natural gas demand.

EQUITY INCOME AND OTHER REVENUE. Equity income and other revenue for the three months ended March 31, 2004 decreased $4,813,000 versus the same time period during 2003 primarily due to non-recurring net imbalance cash out gains realized during 2003.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATION, MAINTENANCE AND GENERAL. Operation, maintenance and general expenses decreased $3,740,000 for the three months ended March 31, 2004, versus the same time period during 2003, primarily due to approximately $7,302,000 associated with recovery of previously underrecovered fuel volumes and decreased benefit costs of $1,899,000 partially offset by increases in management and royalty fees of $3,222,000 and corporate charges of $1,770,000.

The decrease in the benefit costs trend for 2004 versus 2003 is expected to continue through the second quarter primarily due to the adoption of different employee benefit plans in June 2003 associated with the Panhandle Acquisition by Southern Union. The third and fourth quarter periods for 2004 versus 2003 will be comparable.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1,752,000 for the three months ended March 31, 2004 versus the same time period during 2003 primarily due to the step-up of depreciable assets and assignment of purchase price to certain shorter-lived amortizable intangible assets related to the Panhandle Acquisition. This step-up impact, as well as future net additions placed in service, is expected to continue to result in higher depreciation in 2004 versus pre-acquisition periods.

INTEREST, NET. Interest expense, net for the three months ended March 31, 2004 was reduced by $7,760,000 versus the same time period during 2003 primarily due to amortization of debt premiums established in purchase accounting related to the Panhandle Acquisition by Southern Union and reduced interest charges as a result of Panhandle's debt refinancing during the third quarter of 2003. For further discussion of Panhandle's long-term debt, see Note IV -- Debt.

OTHER INCOME, NET. Other income, net for the three months ended March 31, 2004 decreased $3,054,000 versus the same time period during 2003, primarily due to lower related party interest income, net, which was $269,000 for the 2004 period versus $3,135,000 for 2003.

INCOME TAXES. Income taxes during the three months ended March 31, 2004, versus the same time period during 2003, increased $2,999,000 due to increases in pretax income.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. Based on Panhandle's current level of operations, management believes that cash flow from operations, available existing cash, and other sources, including liquid working capital and new borrowings, will be adequate to meet Panhandle's short-term cash needs and long-term cash needs for the next several years, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations.

Cash flows from operating activities before changes in operating assets and liabilities for the three months ended March 31, 2004 were $53 million versus $60 million for the same time period during 2003. After changes in operating assets and liabilities, cash flows from operating activities for the three months ended March 31, 2004 were $51 million versus $56 million for the same time period during 2003. Changes in operating assets and liabilities used cash of $2 million for the three months ended March 31, 2004 and $4 million for the same time period during 2003. The decrease in cash flows from operating activities for the three months ended March 31, 2004 versus the same time period during 2003 was primarily attributable to the timing of payments and cash receipts related to Panhandle's working capital accounts partially offset by an increase in net income.

INVESTING ACTIVITIES. Historically, Panhandle's capital requirements have generally been satisfied through operating cash flow, except that Panhandle may utilize access to capital markets for extraordinary capital expenditures. Panhandle estimates expenditures associated with Phase I and Phase II LNG terminal expansion and the Trunkline 30-inch diameter, approximately 23-mile natural gas pipeline loop from the LNG terminal to be $93 million in 2004, $19 million of which was recorded in the first quarter of 2004, $107 million in 2005 and $12 million in 2006. These estimates were developed for budget planning purposes and are subject to revision.

Cash flows used in investing activity for the three month period ended March 31, 2004 increased by

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

approximately $10 million versus the same time period in 2003 primarily due to proceeds from the sale of Centennial in the first quarter of 2003 of $40 million and an increase in capital expenditures of approximately $9 million during 2004, partially offset by approximately a $38 million reduction in additional loans made to affiliated companies during 2004.

FINANCING ACTIVITIES. Panhandle's note provisions are subject to requirements such as the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained, and limitations on liens. At March 31, 2004, Panhandle, based on the currently most restrictive debt covenant requirements, was subject to a $221,700,000 limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $216,400,000 of additional secured indebtedness or other defined liens based on a limitations on liens covenant.

At March 31, 2004, Panhandle had scheduled debt principal payments of $60,636,000, $12,548,000, $13,969,000, $431,916,000, $300,000,000 and
$417,428,000 for the remainder of 2004 and for the years 2005 through 2008 and thereafter, respectively.

On March 12, 2004, Panhandle issued $200,000,000 of 2.75% Senior Notes due 2007, Series A in reliance on an exemption from the registration requirements of the Securities Act of 1933 for offers and sales of securities not involving a public offering or sale, in order to refinance Panhandle's maturing debt. Panhandle used a portion of the net proceeds to retire $146,080,000 of 6.125% Senior Notes which matured on March 15, 2004, as well as for other general corporate purposes. A portion of the remaining net proceeds may be used to pay off the $52,455,000 of 7.875% Senior Note which matures August 15, 2004. Panhandle filed a registration statement on May 12, 2004 to initiate an exchange of the unregistered 2.75% Senior Notes due 2007, Series A for substantially identical securities registered under the Securities Act of 1933.

On September 10, 2003, Panhandle provided a guarantee to CB&I Constructors, Inc. for the full performance by Trunkline LNG, its subsidiary, of the engineering, procurement and construction contract between Trunkline LNG and CB&I Constructors, Inc., but only to the extent of services already rendered by CB&I Constructors, Inc. (see Note VIII -- Commitments and Contingencies).

Cash flows from financing activities for the three months ended March 31, 2004 increased by approximately $89 million versus the same time period in 2003 primarily due to net debt issuances of approximately $51 million during 2004 and the transfer of the sale of Centennial proceeds to CMS of $40 million during 2003.

OUTLOOK

Panhandle is a leading United States interstate natural gas pipeline system and also owns one of the largest operating LNG regasification terminals in North America, based on current send out capacity, and intends to optimize results through expansion and better utilization of its existing facilities and construction of new facilities. This involves providing additional transportation, storage and other value-added services to customers such as gas-fueled power plants, local distribution companies, industrial end-users, marketers and others. Panhandle conducts operations primarily in the central, gulf coast, midwest, great lakes, and southwest regions of the United States. Pipeline revenues are generally higher in the first and fourth quarters of each year primarily due to higher contract rates and the increase in customer demand levels for gas due to the colder weather during these periods.

Trunkline LNG entered into a 22-year contract with BG LNG Services beginning January 2002, for all the uncommitted capacity at the Lake Charles, Louisiana facility. Trunkline LNG announced the planned expansion of the Lake Charles facility to approximately 1.2 Bcf per day of send out capacity, up from its current send out capacity of .63 Bcf per day and in December 2002, FERC approved the expansion of the LNG regasification terminal storage capacity to 9 Bcf from the current storage capacity of 6.3 Bcf. The expanded facility is currently expected to be in operation by the end of 2005. In February 2004, Trunkline LNG filed a further incremental LNG expansion project with the FERC and is awaiting commission approval. This expansion will increase the LNG terminal's sustainable send out capacity to 1.8 Bcf per day by mid-2006. BG LNG Services has contracted for all the proposed additional capacity subject to Trunkline LNG achieving certain construction milestones at this facility.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2002, Panhandle owned a one-third interest in Guardian, which constructed a 141-mile, 36-inch pipeline from Illinois to southeastern Wisconsin for the transportation of natural gas and began operations in December 2002. On March 10, 2003, Panhandle's ownership interest in Guardian was transferred to CMS Gas Transmission. Trunkline currently operates the Guardian pipeline, but will not be the operator after June 30, 2004 when the current agreement with Guardian expires. This is not expected to have a material impact on Panhandle's results of operations.

OTHER MATTERS

CUSTOMER CONCENTRATION. For the three month period ended March 31, 2004 and 2003, sales to ProLiance Energy, LLC, a nonaffiliated local distribution company and gas marketer, accounted for approximately 18 percent and 16 percent, respectively, of Panhandle's total combined operating revenues. Sales to BG LNG Services, a nonaffiliated gas marketer, accounted for approximately 13 percent and 11 percent of Panhandle's total combined operating revenues for the three month period ended March 31, 2004 and 2003, respectively. Sales to subsidiaries of CMS, primarily Consumers Energy Company, accounted for approximately 10 percent and 11 percent of Panhandle's total combined operating revenues for the three month period ended March 31, 2004 and 2003, respectively. No other customer accounted for 10 percent or more of total combined operating revenues during the same periods. Aggregate sales to Panhandle's top 10 customers accounted for approximately 70 percent and 67 percent of total combined operating revenues for the period ended March 31, 2004 and 2003, respectively.

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

The Secretary of Energy regulates the import and export of natural gas and has delegated various aspects of this jurisdiction to FERC and the Department of Energy's Office of Fossil Fuels.

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

PCB Assessment and Clean-up Programs -- Panhandle previously identified environmental contamination at certain sites on its systems and undertook clean-up programs at these sites. The contamination resulted from the past use of lubricants containing PCBs in compressed air systems and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle is also taking actions regarding PCBs in paints at various locations (see Note VIII -- Commitments and Contingencies - Environmental Matters).

Air Quality Control -- In 1998, the EPA issued a final rule on regional ozone control that requires revised SIPs for 22 states, including five states in which Panhandle operates. Panhandle has completed installation of NOx controls on four engines and anticipates placing NOx controls on engines at a total of six compressor station locations. This program is expected to be completed by May 2007.

In 2004, final rules were promulgated by the EPA regarding control of hazardous air pollutants. Twenty engines owned by Panhandle are affected. In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline's Cypress compressor station is affected and may require the installation of emission controls. New regulations also require certain grandfathered facilities to enter into the new source permit program which may require the installation of emission controls at five additional facilities. The rule affects six company facilities in Texas. Panhandle expects controls to be installed by December 2007 (see Note VIII -- Commitments and Contingencies - Environmental Matters).

CAPITAL EXPENDITURES. Panhandle expenditures associated with Phase I and Phase II LNG terminal expansion and the Trunkline 30-inch diameter, approximately 23-mile natural gas pipeline loop from the LNG terminal are estimated to be approximately $93 million in 2004, $19 million of which was recorded in the first quarter of 2004, approximately $107 million in 2005 and approximately $12 million in 2006. These estimates were developed for budget planning purposes and are subject to revision.

ENERGY AFFILIATE RULEMAKING. In response to changes in the structure of the energy industry, the FERC adopted Order No. 2004 on November 25, 2003 that established standards of conduct for energy affiliates of FERC-regulated entities. The final rule revises and conforms the current gas and electric standards by broadening the definition of an energy affiliate covered by the standards of conduct to include, in addition to current marketers or merchant affiliates, gathering, processing, intrastate pipelines and certain local distribution companies. On February 9, 2004, Panhandle Eastern Pipe Line, Trunkline, Trunkline LNG, Sea Robin and LNG Holdings submitted an informational filing describing the measures needed to comply with the standards of conduct. In Order No. 2004-A, issued on April 16, 2004, the FERC has extended the compliance date for Order No. 2004 until September 2004.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LLC

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PIPELINE SAFETY NOTICE OF PROPOSED RULEMAKING. On December 12, 2003, the U.S. Department of Transportation issued a final rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in "high consequence areas." The final rule took effect on January 14, 2004 and incorporates requirements of the Pipeline Safety Improvement Act enacted in December 2002. Although Panhandle cannot predict the actual costs of compliance with this rule, it does not expect the order to have a material incremental effect on Panhandle's business, financial condition or results of operations because such required activities were already being undertaken.

CONTROLLED GROUP PENSION LIABILITIES. Southern Union (including certain of its divisions) sponsors a number of defined benefit pension plans arising from its (including any of its present or former divisions) or its predecessor's businesses when Southern Union acquired Panhandle. Under applicable pension and tax laws, upon being acquired by Southern Union, Panhandle became a member of Southern Union's "controlled group" with respect to those plans, and, along with Southern Union and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any and all of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated. In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union's controlled group, including Panhandle and each of its subsidiaries. As of June 30, 2003, the aggregate amount of the projected benefit obligations of these pension plans was approximately $336,651,000 and the estimated fair value of all of the assets of these plans was approximately $237,376,000.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION. The Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements constitute forward-looking statements that are based on current expectations, estimates and projections about the industry in which Panhandle operates and management's beliefs and assumptions. These forward-looking statements are not historical facts, but rather reflect current expectations concerning future results and events. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe objectives, plans or goals are or may be forward-looking statements.

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

Panhandle does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to Panhandle or persons acting on Panhandle's behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Form 10-Q.

ACCOUNTING STANDARDS

FASB INTERPRETATION NO. 46R, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" (FIN NO. 46R): Issued by the FASB in December 2003, the interpretation identifies a variable interest entity as an entity whose equity owners do not have sufficient equity at risk and do not have substantive voting rights. The interpretation is effective for special-purpose entities for periods ending after December 15, 2003 and for all other types of variable interest entities for periods ending after March 15, 2004. This standard requires a company to consolidate a variable interest entity if it is allocated a majority of the entity's losses and/or returns, including fees paid by the entity. Panhandle has not identified any material variable interest entities or interests in variable interest entities for which the provisions of FIN No. 46R would require a change in Panhandle's current accounting for such interests.

EITF 01-8, "DETERMINING WHETHER AN ARRANGEMENT CONTAINS A LEASE" (EITF 01-8): In May 2003, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF 01-8 that outlines certain criteria for determining when a contract or portion thereof should be accounted for as a lease within the scope of SFAS No. 13, "Accounting for Leases". Because of certain contractual changes entered into during January 2004 between Trunkline LNG and BG LNG Services, Inc., a subsidiary of BG Group of the United Kingdom (BG LNG Services), regarding LNG services at the Lake Charles facility, the BG LNG Services contract was required to be reassessed under the provisions of EITF 01-8 and was determined to contain an operating lease. The impact of this accounting treatment will not have a material impact on Panhandle's financial condition or results of operations.

FASB STATEMENT NO.132R "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106":
Issued by the FASB in December 2003, the Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It retains the disclosure requirements contained in FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces, and requires additional disclosure about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Statement does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Statement is effective for fiscal years ending after December 15, 2003. The interim-period disclosures required by the Statement are effective for interim periods beginning after December 15, 2003 (see Note VII -- Employee Benefits).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There are no material changes in market risks faced by Panhandle from those reported in Panhandle's Annual Report on Form 10-K for the year ended December 31, 2003.

The information in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7 in Panhandle's Annual Report on Form 10-K for the year ended December 31, 2003, in addition to the interim consolidated financial statements, accompanying notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Panhandle performed an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), and with the participation of personnel from its Legal, Internal Audit and Financial Reporting Departments, of the effectiveness of the design and operation of Panhandle's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, Panhandle's CEO and CFO concluded that its disclosure controls and procedures were effective as of March 31, 2004 and have communicated that determination to the Board of Managers and Southern Union's Audit Committee, which also serves as our Audit Committee.

CHANGES IN INTERNAL CONTROLS

There has not been any change in Panhandle's internal controls over financial reporting identified in connection with our evaluation thereof that occurred during the quarter ended March 31, 2004 that materially affected, or is reasonably likely to materially affect, Panhandle's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Panhandle and certain of its affiliates are occasionally parties to lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing. Reference is made to ITEM 1. Financial Statements, Note VIII -- Commitments and Contingencies - Litigation, Environmental Matters, and Air Quality Control, as well as to ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition included in Part I. Financial Information for additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other legal matters.

ENVIRONMENTAL MATTERS - Panhandle and its affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on our present knowledge and subject to future legal and factual developments, Panhandle's management believes that it is unlikely that these actions, individually or in the aggregate, will have a material adverse effect on its financial condition. See ITEM 1. Financial Statements,
Note VIII -- Commitments and Contingencies - Environmental Matters and Air Quality Control and ITEM 2. Management's Discussion and Analysis of Results of Operations included in Part I. Financial Information.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   EXHIBITS.

     EXHIBIT NO.                       DESCRIPTION

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

         12 Computation of Consolidated Ratio of Earnings to Fixed Charges (Filed as Exhibit 12 to the Form S-4 filed on December 15,
                  2003).

         21 Material Subsidiaries (Filed as Exhibit 21 to the Form 10-K for the year ended December 31, 2003).

         24 Power of Attorney (Filed as Exhibit 24 to the Form 10-K for the year ended December 31, 2003).

         25 Form T-1 Statement of Eligibility under the Trust Indenture Act of 1939 of J.P. Morgan Trust Company, N.A. (formerly known as Bank One Trust Company, National

                  Association) (Filed as Exhibit 25 to the Form S-4 filed on December 15, 2003).

         31.1 Rule 13a - 14(a)/15d - 14(a) Certification of Chief Executive Officer

         31.2 Rule 13a - 14(a)/15d - 14(a) Certification of Chief Financial Officer

         32.1     Section 1350 Certification

         32.2     Section 1350 Certification

(B)      REPORTS ON FORM 8-K:

         Panhandle filed the following Current Report on Form 8-K during the quarter ended March 31, 2004:

Date Filed                        Description of Filing
----------     -------------------------------------------------------------
2/04/04        Filing under Item 5, Southern Union Company, the parent of
               Panhandle, issued a press release announcing that its
               subsidiary Trunkline LNG Company, LLC has entered into an
               agreement with BG LNG Services, LLC for a proposed Phase II modification of Trunkline LNG Company, LLC's Lake Charles,
               La., liquefied natural gas (LNG) terminal, and further that its subsidiary, Trunkline Gas Company, LLC has also entered into an agreement with BG LNG Services, LLC for the
               construction of a 23-mile pipeline from the LNG terminal to the mainline of Trunkline Gas Company, LLC.

               Filing under Item 7 and 9, Southern Union Company, the parent of Panhandle, issued a press release announcing its operating performance for the three and six month periods ended December
               31, 2003.

3/12/04 Filing under Item 9, Panhandle issued a press release announcing the private placement of $200,000,000 of 2.75%
               Senior Notes due 2007, Series A.

Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PANHANDLE EASTERN PIPE LINE COMPANY, LLC
                                                      (Registrant)

Date: May 14, 2004                      By: /s/  THOMAS F. KARAM
                                        ---------------------------------------
                                        Thomas F. Karam
                                        Chief Executive Officer