Form 10-Q
period 2004-06-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2004-08-13
CIK 76063

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                         FOR THE QUARTERLY PERIOD ENDED

                                  JUNE 30, 2004


                           COMMISSION FILE NO. 1-2921




                     PANHANDLE EASTERN PIPE LINE COMPANY, LP
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
Yes   X    No
    ----      -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes         No  X
                                         -----      ----

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP
                                    FORM 10-Q
                                  JUNE 30, 2004
                                      INDEX

PART I.  FINANCIAL INFORMATION                                           Page(s)
                                                                         -------

     Item 1.  Financial Statements:

              Consolidated statements of operations                         2-3

              Consolidated balance sheets                                   4-5

              Consolidated statements of owner's equity and
                   comprehensive income                                       6

              Consolidated statements of cash flows                           7

              Notes to consolidated financial statements                   8-18

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     19-29



     Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                                30

     Item 4.  Controls and Procedures                                        30

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                              31

     Item 6.  Exhibits and Reports on Form 8-K                            32-33



--------------------------------------------------------------------------------

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                           POST-ACQUISITION        PRE-ACQUISITION
                                                     ---------------------------   ---------------
                                                      THREE MONTHS     JUNE 12 -       APRIL 1 -
                                                     ENDED JUNE 30,    JUNE 30,         JUNE 11,
                                                          2004           2003             2003
                                                       ---------       ---------       ---------

OPERATING REVENUE
   Transportation and storage of natural gas           $  91,904       $  20,601       $  80,175
   LNG terminalling revenue                               14,081           3,244          12,889
   Equity income from unconsolidated subsidiaries             90              13               5
   Other                                                   2,266             671           3,737
                                                       ---------       ---------       ---------
      Total operating revenue                            108,341          24,529          96,806
                                                       ---------       ---------       ---------
OPERATING EXPENSES
   Operation, maintenance and general                     52,584          10,136          37,335
   Depreciation and amortization                          14,876           3,164           9,715
   Taxes, other than on income                             6,674           1,595           5,140
                                                       ---------       ---------       ---------
      Total operating expenses                            74,134          14,895          52,190
                                                       ---------       ---------       ---------

NET OPERATING REVENUES                                    34,207           9,634          44,616

OTHER INCOME (EXPENSE)
   Interest (expense), net                               (12,024)         (2,130)        (15,501)
   Other, net                                                536              65           2,319

                                                       ---------       ---------       ---------
      Total other income (expense)                       (11,488)         (2,065)        (13,182)
                                                       ---------       ---------       ---------
EARNINGS BEFORE INCOME TAXES                              22,719           7,569          31,434

INCOME TAXES                                               8,575           2,957          12,258
                                                       ---------       ---------       ---------

NET EARNINGS                                           $  14,144       $   4,612       $  19,176
                                                       =========       =========       =========





                             See accompanying notes.

--------------------------------------------------------------------------------
                                       2

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                POST-ACQUISITION          PRE-ACQUISITION
                                                         ----------------------------     ---------------
                                                           SIX MONTHS       JUNE 12 -        JANUARY 1 -
                                                         ENDED JUNE 30,      JUNE 30,         JUNE 11,
                                                              2004            2003              2003
                                                         --------------    ----------        -----------

OPERATING REVENUE
   Transportation and storage of natural gas               $ 213,764        $  20,601        $ 196,408
   LNG terminalling revenue                                   27,843            3,244           26,750
   Equity income from unconsolidated subsidiaries                100               13              411
   Other                                                       4,813              671           10,701
                                                           ---------        ---------        ---------
      Total operating revenue                                246,520           24,529          234,270
                                                           ---------        ---------        ---------
OPERATING EXPENSES
   Operation, maintenance and general                        102,309           10,136           90,800
   Depreciation and amortization                              30,023            3,164           23,110
   Taxes, other than on income                                14,200            1,595           12,478
                                                           ---------        ---------        ---------
      Total operating expenses                               146,532           14,895          126,388
                                                           ---------        ---------        ---------

NET OPERATING REVENUES                                        99,988            9,634          107,882

OTHER INCOME (EXPENSE)
   Interest (expense), net                                   (24,179)          (2,130)         (35,416)
   Other, net                                                  1,240               65            6,077
                                                           ---------        ---------        ---------
      Total other income (expense)                           (22,939)          (2,065)         (29,339)
                                                           ---------        ---------        ---------
EARNINGS BEFORE INCOME TAXES                                  77,049            7,569           78,543
INCOME TAXES                                                  29,848            2,957           30,532
                                                           ---------        ---------        ---------

EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                    47,201            4,612           48,011

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
   NET OF TAX:
      Asset retirement obligations, SFAS 143                    --               --              2,003
                                                           ---------        ---------        ---------

NET EARNINGS                                               $  47,201        $   4,612        $  50,014
                                                           =========        =========        =========




                             See accompanying notes.

--------------------------------------------------------------------------------
                                       3

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                 JUNE 30,      DECEMBER 31,
ASSETS                                                                             2004            2003
                                                                                ----------     ------------

PROPERTY, PLANT AND EQUIPMENT
   Plant in service                                                             $1,893,818      $1,893,960
   Construction work-in-progress                                                   144,431          90,556
                                                                                ----------      ----------
                                                                                 2,038,249       1,984,516
   Less accumulated depreciation and amortization                                   61,256          32,114
                                                                                ----------      ----------
      Net property, plant and equipment                                          1,976,993       1,952,402
                                                                                ----------      ----------
INVESTMENT IN AFFILIATE                                                              1,320           1,394
                                                                                ----------      ----------
CURRENT ASSETS
   Cash and cash equivalents                                                        15,971          16,810
   Accounts receivable, less allowances of $1,422 and $1,464, respectively          39,867          56,315
   Accounts receivable - related parties                                             3,896             816
   Gas imbalances - receivable                                                      22,045          26,974
   System gas and operating supplies                                                77,109          60,937
   Deferred income taxes, net                                                       13,938           7,731
   Note receivable - Southern Union                                                185,885          87,350
   Other                                                                             3,667           8,271
                                                                                ----------      ----------
      Total current assets                                                         362,378         265,204
                                                                                ----------      ----------
   Intangibles, net                                                                  8,720          30,698
   Restricted cash                                                                   1,500           1,500
   Debt issuance cost, net                                                           5,267           4,699
   Non-current system gas                                                           28,999          23,938
   Other                                                                             1,720           1,708
                                                                                ----------      ----------
   TOTAL ASSETS                                                                 $2,386,897      $2,281,543
                                                                                ==========      ==========






                             See accompanying notes.


--------------------------------------------------------------------------------
                                       4

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                      JUNE 30,         DECEMBER 31,
OWNER'S EQUITY AND LIABILITIES                          2004              2003
                                                     -----------      -------------

OWNER'S EQUITY
   Partners' capital                                 $   761,674       $      --
   Member's capital                                         --             679,465
   Accumulated other comprehensive income                  1,777             1,372
   Retained earnings                                        --              51,452
   Tax sharing note receivable - Southern Union          (90,938)          (85,471)
                                                     -----------       -----------
      Total owner's equity                               672,513           646,818
   Long-term debt                                      1,181,094           995,773
                                                     -----------       -----------
      Total capitalization                             1,853,607         1,642,591
                                                     -----------       -----------

CURRENT LIABILITIES
   Accounts payable                                        4,007             1,452
   Accounts payable - overdrafts                           7,759             6,607
   Accounts payable - related parties                      2,482             9,039
   Current portion of long-term debt                      63,954           209,671
   Gas imbalances - payable                               72,057            66,049
   Accrued taxes                                          12,809             9,979
   Accrued interest                                       19,674            21,017
   Other                                                  70,874            65,230
                                                     -----------       -----------
      Total current liabilities                          253,616           389,044
                                                     -----------       -----------
   Deferred income taxes, net                            172,170           131,991
   Post-retirement benefits                               31,904            33,473
   Other                                                  75,600            84,444
                                                     -----------       -----------
   TOTAL OWNER'S EQUITY AND LIABILITIES              $ 2,386,897       $ 2,281,543
                                                     ===========       ===========




                             See accompanying notes.


--------------------------------------------------------------------------------

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

       CONSOLIDATED STATEMENTS OF OWNER'S EQUITY AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                              Accumulated Other
                                             Partners'          Common          Comprehensive      Other Paid-in         Member's
                                              Capital           Stock           Income (Loss)        Capital             Capital
                                            -----------       -----------        -----------        -----------        -----------


Balance January 1, 2003
  (Pre-acquisition)                         $      --         $     1,000        $   (39,179)       $ 1,280,794        $      --
                                            -----------       -----------        -----------        -----------        -----------

 Comprehensive income:
  Net earnings                                     --                --                 --                 --                 --
  Unrealized loss related to interest
   rate swaps, net of tax                          --                --               (3,180)              --                 --
                                            -----------       -----------        -----------        -----------        -----------
  Comprehensive income                             --                --               (3,180)              --                 --
                                            -----------       -----------        -----------        -----------        -----------
 Return of capital - Centennial                    --                --                 --              (40,000)              --
 Return of capital - Guardian
   equity investment                               --                --                 --              (27,781)              --
 Capital contribution from
  CMS Gas Transmission                             --                --                 --               15,149               --
 Other                                             --                --                 --                  194               --
                                            -----------       -----------        -----------        -----------        -----------
Balance June 11, 2003
  (Acquisition date)                        $      --         $     1,000        $   (42,359)       $ 1,228,356        $      --
                                            -----------       -----------        -----------        -----------        -----------


 Acquisition adjustments to
   eliminate original balances                     --              (1,000)            42,359         (1,228,356)              --
 Pushdown of purchase price and
   related costs                                   --                --                 --                 --              679,465
 Tax sharing note receivable -
   Southern Union                                  --                --                 --                 --                 --
                                            -----------       -----------        -----------        -----------        -----------
Balance June 12, 2003
  (Post-acquisition)                               --                --                 --                 --              679,465

Comprehensive Income
 Comprehensive income:
 Net earnings                                      --                --                 --                 --                 --
 Unrealized gain related to interest
  rate swaps, net of tax                           --                --                1,372               --                 --
                                            -----------       -----------        -----------        -----------        -----------
 Comprehensive income                              --                --                1,372               --                 --
                                            -----------       -----------        -----------        -----------        -----------

Balance December 31, 2003
  (Post-acquisition)                        $      --         $      --          $     1,372        $      --          $   679,465


 Adjustment to pushdown of purchase
  price and related costs                          --                --                 --                 --              (16,444)
 Tax sharing note receivable -
   Southern Union                                  --                --                 --                 --                 --

 Comprehensive income:
 Net earnings                                    47,201              --                 --                 --                 --
 Unrealized gain related to interest
  rate swaps, net of tax                           --                --                  405               --                 --
                                            -----------       -----------        -----------        -----------        -----------
 Comprehensive income                              --                --                  405               --                 --
                                            -----------       -----------        -----------        -----------        -----------

 Change in legal ownership structure            714,473              --                 --                 --             (663,021)

Balance June 30, 2004
  (Post-acquisition)                        $   761,674       $      --          $     1,777        $      --          $      --
                                            ===========       ===========        ===========        ===========        ===========




                                                                                       Tax Sharing
                                                                                           Note
                                                Retained             Note              Receivable-
                                                Earnings          Receivable-            Southern
                                               (Deficit)          CMS Capital             Union              Total
                                               ---------          -----------          -----------         ---------

Balance January 1, 2003
 (Pre-acquisition)                             $(340,031)          $(150,000)          $    --             $ 752,584

Comprehensive income:
  Net earnings                                    50,014                --                  --                50,014
  Unrealized loss related to interest
   rate swaps, net of tax                           --                  --                  --                (3,180)
                                               ---------           ---------           ---------           ---------
  Comprehensive income                            50,014                --                  --                46,834
                                               ---------           ---------           ---------           ---------
 Return of capital - Centennial                     --                  --                  --               (40,000)
 Return of capital - Guardian
  equity investment                                 --                  --                  --               (27,781)
 Capital contribution from
  CMS Gas Transmission                              --                  --                  --                15,149
 Other                                              --                  --                  --                   194
                                               ---------           ---------           ---------           ---------
Balance June 11, 2003
 (Acquisition date)                            $(290,017)          $(150,000)          $    --             $ 746,980
                                               ---------           ---------           ---------           ---------
 Acquisition adjustments to
  eliminate original balances                    290,017             150,000                --              (746,980)
 Pushdown of purchase price and
  related costs                                     --                  --                  --               679,465
 Tax sharing note receivable -
  Southern Union                                    --                  --               (85,471)            (85,471)
                                               ---------           ---------           ---------           ---------
Balance June 12, 2003
 (Post-acquisition)                                 --                  --               (85,471)            593,994
 Comprehensive Income
  Comprehensive income:
  Net earnings                                    51,452                --                  --                51,452
  Unrealized gain related to interest
   rate swaps, net of tax                           --                  --                  --                 1,372

                                               ---------           ---------           ---------           ---------
  Comprehensive income                            51,452                --                  --                52,824
                                               ---------           ---------           ---------           ---------
Balance December 31, 2003
 (Post-acquisition)                            $  51,452           $    --             $ (85,471)          $ 646,818
  Adjustment to pushdown of purchase
   price and related costs                          --                  --                  --               (16,444)
  Tax sharing note receivable -
   Southern Union                                   --                  --                (5,467)             (5,467)
  Comprehensive income:
  Net earnings                                      --                  --                  --                47,201
  Unrealized gain related to interest
   rate swaps, net of tax                           --                  --                  --                   405
                                               ---------           ---------           ---------           ---------
  Comprehensive income                              --                  --                  --                47,606
                                               ---------           ---------           ---------           ---------
  Change in legal ownership structure            (51,452)               --                  --                  --
Balance June 30, 2004
 (Post-acquisition)                            $    --             $    --             $ (90,938)          $ 672,513
                                               =========           =========           =========           =========


                             See accompanying notes.


--------------------------------------------------------------------------------
                                       6

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           POST-ACQUISITION               PRE-ACQUISITION
                                                                   -------------------------------        ---------------
                                                                     SIX MONTHS         JUNE 12 -           JANUARY 1 -
                                                                   ENDED JUNE 30,        JUNE 30,             JUNE 11,
                                                                        2004               2003                 2003
                                                                    -------------       ----------          -----------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
   Net earnings                                                      $  47,201           $   4,612           $  50,014
   Adjustments to reconcile net earnings to net cash from
     operating activities:
   Depreciation and amortization                                        30,023               3,164              23,110
   Cumulative effect of change in accounting principle                    --                  --                (2,003)
   Deferred income taxes, net                                           23,695               2,957              30,532
   Debt premium amortization, net                                       (3,522)             (1,307)               (201)
   Changes in operating assets and liabilities:
     Accounts receivable                                                13,368              13,803                 219
     Inventory                                                         (10,552)             (1,015)              2,520
     Gas imbalances - receivable                                         4,929              13,805             (30,952)
     Other assets                                                          774             (17,112)             11,955
     Payables                                                            2,004                (604)              2,883
     Accrued taxes                                                       2,830               1,172               6,673
     Interest accrued                                                   (1,343)              3,381              (4,768)
     Gas imbalances - payable                                            6,008              (3,985)             27,527
     Other liabilities                                                  (2,908)              7,318              (6,915)
                                                                     ---------           ---------           ---------
      Net cash flows from operating activities                         112,507              26,189             110,594
                                                                     ---------           ---------           ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
   Net increase in current Note receivable - Southern Union            (98,535)               --                  --
   Net increase in current Note receivable - CMS Capital                  --                  --               (62,570)
   Capital and investment expenditures                                 (62,735)             (4,479)            (29,339)
   Sale (purchase) of system gas,net                                       (14)               --                (2,724)
   Sale of Centennial                                                     --                  --                40,000
   Retirements and other                                                  (441)                385                (886)
                                                                     ---------           ---------           ---------
      Net cash flows used in investing activities                     (161,725)             (4,094)            (55,519)
                                                                     ---------           ---------           ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
   Change in bank overdrafts                                             1,152                  82                 219
   Debt issuance                                                       200,000                --                10,000
   Debt retirements                                                   (151,723)               (209)            (45,852)
   Debt issuance costs                                                  (1,050)               --                  --
   Return of capital                                                      --                  --               (40,000)
                                                                     ---------           ---------           ---------
      Net cash flows from (used in) financing activities                48,379                (127)            (75,633)
                                                                     ---------           ---------           ---------
   Change in cash and cash equivalents                                    (839)             21,968             (20,558)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     16,810              59,987              80,545
                                                                     ---------           ---------           ---------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  15,971           $  81,955           $  59,987
                                                                     =========           =========           =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
   Interest (net of amounts capitalized)                             $  35,214           $    --             $  38,187
   Income taxes (net of refunds)                                             1                --                    83
OTHER NONCASH INVESTING AND FINANCING ACTIVITIES WERE:
   Return of capital - Guardian equity investment                    $    --             $    --             $ (27,781)
   Property contributions received                                        --                  --                15,149



                             See accompanying notes.

--------------------------------------------------------------------------------
                                       7

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Form 10-K of Panhandle Eastern Pipe Line Company, LLC (now Panhandle Eastern Pipe Line Company, LP), a Delaware limited partnership, including all of its subsidiaries (collectively, Panhandle), for the year ended December 31, 2003. All dollar amounts in the tables herein are stated in thousands, unless otherwise indicated. Certain prior period amounts have been reclassified to conform with the current period presentation.

These interim financial statements are unaudited, but in management's opinion, reflect all adjustments necessary (including both normal recurring as well as non-recurring) for a fair presentation of financial position, results of operations and cash flows for the periods presented. Because of the seasonal nature of the operations of Panhandle, the results as presented for any interim period are not necessarily indicative of results to be achieved for the fiscal year.

I   CORPORATE STRUCTURE

Panhandle became an indirect wholly-owned subsidiary of Southern Union Company (Southern Union Company and together with its subsidiaries, Southern Union) upon Southern Union's June 11, 2003 acquisition of Panhandle (Panhandle Acquisition) from CMS Gas Transmission Company (CMS Gas Transmission), a subsidiary of CMS Energy Corporation (together with CMS Gas Transmission, CMS). Panhandle is primarily engaged in the interstate transportation and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services and is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The Panhandle entities include Panhandle Eastern Pipe Line Company, LP (Panhandle Eastern Pipe Line), Trunkline Gas Company, LLC (Trunkline) a wholly-owned subsidiary of Panhandle Eastern Pipe Line, Sea Robin Pipeline Company (Sea Robin), a Louisiana joint venture and an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line, Trunkline LNG Company, LLC (Trunkline LNG) which is a wholly-owned subsidiary of Trunkline LNG Holdings, LLC (LNG Holdings), an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line and Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage), a wholly-owned subsidiary of Panhandle Eastern Pipe Line. Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet (Bcf) per day and 72 Bcf of owned underground storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America, based on current send out capacity, and has 6.3 Bcf of above ground LNG storage capacity.

On June 11, 2003, Southern Union acquired Panhandle from CMS for approximately $581,729,000 in cash and 3,000,000 shares of Southern Union common stock (before adjustment for subsequent stock dividends) valued at approximately $48,900,000 based on market prices at closing of the Panhandle Acquisition and in connection therewith incurred transaction costs of approximately $31,922,000. At the time of the acquisition, Panhandle had approximately $1,157,228,000 of debt principal outstanding that it retained. Southern Union funded the cash portion of the acquisition with approximately $437,000,000 in cash proceeds it received for the January 1, 2003 sale of its Texas operations, approximately $121,250,000 of the net proceeds it received from concurrent common stock and equity units offerings and with working capital available to Southern Union. Southern Union structured the Panhandle Acquisition and the sale of its Texas operations to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. Panhandle Eastern Pipe Line and five of its subsidiaries, as well as the Southern Union subsidiary that became Panhandle's direct parent upon the acquisition, converted from Delaware corporations to Delaware limited liability companies in June 2003. On June 29, 2004, Panhandle Eastern Pipe Line filed with the state of Delaware and converted from a limited liability company to a limited partnership. Pursuant to the conversion, all rights and liabilities of Panhandle Eastern Pipe Line vested in Panhandle Eastern Pipe Line Company, LP, a Delaware limited partnership, together with its subsidiaries. As a result of the conversion, retained earnings and member's capital were reclassified as partners' capital in the accompanying balance sheet at June 30, 2004. There was no effect on Panhandle's results of operations (including income taxes), cash flows or financial position as a result of this conversion. Southern Union Panhandle, LLC serves as the general partner of Panhandle and owns a one percent general partner interest. Southern Union Company holds a ninety-nine percent limited partner interest in Panhandle.


--------------------------------------------------------------------------------

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Under the terms of the Panhandle sale agreement, CMS retained Panhandle's ownership interests in and obligations associated with the Centennial Pipeline, LLC (Centennial) and Guardian Pipeline, LLC (Guardian) pipeline projects, as well as certain of Panhandle's net deferred tax assets of $28,124,000, all tax liabilities of $17,405,000, net pension liabilities recorded of $42,965,000, certain other net postretirement liabilities recorded of $16,351,000 and other net liabilities of $2,214,000. CMS also retained financial responsibility for all existing stock options. Panhandle disposed of its interest in Centennial and Guardian and certain cash collateral related to Guardian was transferred to CMS. Such disposition to CMS via sale to its partners was recorded at Panhandle's net book value with no gain or loss recognized (See Note IV -- Related Party Transactions). The Note receivable from CMS Capital Corp. (CMS Capital), a subsidiary of CMS was eliminated in the sale as the purchase by Southern Union from CMS included the offsetting Note payable of CMS Capital and thus the note was eliminated in pushdown accounting and subsequently extinguished (see Note IV -- Related Party Transactions). On March 1, 2003, certain assets previously held by CMS with a net book value of $15,149,000 were contributed to Panhandle by CMS and were included in the Southern Union purchase.

The Panhandle Acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted in the United States of America with Panhandle allocating the purchase price paid by Southern Union to Panhandle's net assets as of the acquisition date. The Panhandle assets acquired and liabilities assumed have been recorded based on their estimated fair value as of the acquisition date based on the results of outside appraisals. Accordingly, the post-acquisition financial statements reflect a new basis of accounting and pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable. During the six month period ended June 30, 2004, Southern Union's estimated deferred state income tax liability incurred as a result of the Panhandle Acquisition was reduced by $17,918,000, which resulted in corresponding reductions on Panhandle's Consolidated Balance Sheet in the line items Partners' capital, Intangibles, net, and Deferred income taxes, net totaling $17,918,000, $22,066,000 and $4,148,000, respectively. Partners'
capital was increased by $1,474,000 due to additional transaction costs recorded which also increased Plant in service. Based on the final valuation, certain contingent liabilities were reduced by $9,930,000 with a corresponding decrease to Plant in service.

The following table summarizes the final adjusted purchase accounting-based changes in owner's equity associated with the acquisition as of June 11, 2003 including details of the fair value adjustments to the pre-acquisition carrying amounts of the net assets acquired.



Owner's Equity, pre-acquisition                                                 $ 746,980
Fair value adjustments to pre-acquisition net assets:
  Current assets, excluding system gas                             1,177
  System gas                                                      14,055
  Property, plant and equipment                                  230,065
  Intangibles                                                      9,503
  Goodwill                                                      (112,582)
  Deferred debt costs                                            (14,469)
  Other assets                                                      (352)
  Current liabilities                                               (863)
  Long-term debt                                                 (63,764)
  Deferred credits and other liabilities                         (12,614)
                                                               ---------
    Net fair value adjustments                                                     50,156
  Net liabilities retained by CMS                                                  50,811
  Elimination of CMS Capital Note Receivable                                     (184,926)
                                                                                ---------
Subtotal                                                                          663,021
  Tax sharing note receivable                                                     (90,938)
                                                                                ---------
Adjusted Owner's Equity, post-acquisition                                       $ 572,083
                                                                                =========



--------------------------------------------------------------------------------

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


II   ACCOUNTING STANDARDS

FASB INTERPRETATION NO. 46R, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" (FIN NO. 46R): Issued by the Financial Accounting Standards Board (FASB) in December 2003, the interpretation identifies a variable interest entity as an entity whose equity owners do not have sufficient equity at risk and do not have substantive voting rights. The interpretation is effective for special-purpose entities for periods ending after December 15, 2003 and for all other types of variable interest entities for periods ending after March 15, 2004. This standard requires a company to consolidate a variable interest entity if it is allocated a majority of the entity's losses and/or returns, including fees paid by the entity. Panhandle has not identified any material variable interest entities or interests in variable interest entities for which the provisions of FIN No. 46R would require a change in Panhandle's current accounting for such interests.

EITF 01-8, "DETERMINING WHETHER AN ARRANGEMENT CONTAINS A LEASE" (EITF 01-8): In May 2003, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF 01-8 that outlines certain criteria for determining when a contract or portion thereof should be accounted for as a lease within the scope of SFAS No. 13, "Accounting for Leases". Because of certain contractual changes entered into during January 2004 between Trunkline LNG and BG LNG Services, Inc., a subsidiary of BG Group of the United Kingdom (BG LNG Services), regarding LNG services at the Lake Charles facility, the BG LNG Services contract was required to be reassessed under the provisions of EITF 01-8 and was determined to contain an operating lease. The impact of this accounting treatment did not have a material impact on Panhandle's financial condition or results of operations.

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

III   REGULATORY MATTERS

In conjunction with a FERC Order issued in September 1997, certain natural gas producers were required to refund previously collected Kansas ad valorem taxes to interstate natural gas pipelines. These pipelines were ordered to refund these amounts to their customers. All payments were to be made in compliance with prescribed FERC requirements. In June 2001, Panhandle filed a proposed settlement of these proceedings which all the customers and most of the producers supported. The settlement provided for the producers to refund and the customers to accept a reduction from the amounts originally billed to the producers. In September 2001, the FERC approved the settlement without modification and the settlement became effective on October 15, 2001. Settlements were reached with all of the non-settling producers in November 2003, except for Pioneer Natural Resources, Inc. (Pioneer). A FERC hearing to resolve the outstanding issues with Pioneer was conducted on October 16, 2003. Briefing was completed in December 2003 and a FERC order was issued on June 2, 2004 which established Pioneer's refund amount. This order is pending further FERC action on rehearing. On January 29, 2004 and February 13, 2004, the Commission approved settlements with the remaining non-settling producers. At June 30, 2004 and December 31, 2003, accounts receivable included $266,000 and $3,017,000, respectively, for Kansas ad valorem tax collections due from natural gas producers. At June 30, 2004 and December 31, 2003, other current liabilities included $1,161,000 and $8,556,000, respectively, for Kansas ad valorem tax collections due to customers.



--------------------------------------------------------------------------------

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In December 2002, FERC approved a Trunkline LNG certificate application to expand the Lake Charles facility to approximately 1.2 Bcf per day of sustainable send out capacity versus the current sustainable send out capacity of .63 Bcf per day and increase terminal storage capacity to 9 Bcf from the current 6.3 Bcf. BG LNG Services has contract rights for the .57 Bcf per day of additional capacity. Construction on the Trunkline LNG expansion project (Phase I) commenced in September 2003 and is expected to be completed with an estimated cost totaling $137 million, plus capitalized interest, by the end of 2005. In February 2004, Trunkline LNG filed a further incremental LNG expansion project (Phase II) with the FERC and is awaiting commission approval. Phase II is estimated to cost approximately $77 million, plus capitalized interest, and would increase the LNG terminal sustainable send out capacity to 1.8 Bcf per day. Phase II has an expected in-service date of mid-2006. BG LNG Services has contracted for all the proposed additional capacity, subject to Trunkline LNG achieving certain construction milestones at this facility. Approximately $78 million of costs are included in the line item Construction work-in-progress for the expansion projects through June 30, 2004.

In February 2004, Trunkline filed an application with the FERC to request approval of a 30-inch diameter, approximately 23-mile natural gas pipeline loop from the LNG terminal. The estimated cost of this pipeline expansion is approximately $41 million, plus capitalized interest. The pipeline creates additional transport capacity in association with the Trunkline LNG expansion and also includes new and expanded delivery points with major interstate pipelines. Approximately $4 million of costs are included in the line item Construction Work-in-Progress for this expansion project through June 30, 2004.

IV   RELATED PARTY TRANSACTIONS

Panhandle had a number of significant transactions with former related parties during the pre-acquisition period. Revenue transactions, primarily for the transportation of natural gas for Consumers Energy Company and other CMS affiliates which were related parties until June 12, 2003, were based on regulated prices, market prices or competitive bidding. Panhandle will continue transporting gas for these former related parties under the contracts currently in effect, and thereafter if contracts are renewed. Panhandle has transportation and storage revenues with Missouri Gas Energy, a Southern Union division, which account for less than one percent of annual consolidated revenues. These deliveries are at previously contracted rates.


                                       POST-ACQUISITION         PRE-ACQUISITION       POST-ACQUISITION         PRE-ACQUISITION
                                   -------------------------    ---------------   --------------------------   ---------------
                                   APRIL 1 -       JUNE 12 -       APRIL 1 -      JANUARY 1 -     JUNE 12 -       JANUARY 1-
                                    JUNE 30,        JUNE 30,        JUNE 11,        JUNE 30,       JUNE 30,        JUNE 11,
RELATED PARTY TRANSACTIONS           2004             2003            2003            2004           2003            2003
--------------------------          -------         -------         -------         -------         -------         -------

Transportation and storage
 of natural gas                     $   956         $   202         $12,606         $ 1,932         $   202         $28,094

Other operating revenues                 90              13               4             100              13             410
Operation and maintenance

  Management & royalty fees           3,019            --              --             6,241            --              --

  Other expenses (a)                  4,166             701           4,363           8,638             701           9,727

Other income (expense), net             430            --             3,026             698            --             6,162

(a) Includes corporate allocations and insurance paid by parent for 2004 and 2003. Benefit plan costs are included in 2003.

Prior to June 12, 2003, related party expenses included payments for services provided by former affiliates, as well as allocated CMS benefit plan costs. Panhandle, through CMS, provided retirement benefits under a number of different plans, including certain health care and life insurance under a postretirement benefit plan other than pensions (OPEB), benefits to certain management employees under a supplemental executive retirement plan, and benefits to substantially all its employees under a trusteed, non-contributory, defined benefit pension plan and a defined contribution 401(k) plan. Effective January 1, 2003, and until the sale of Panhandle on June 11, 2003, CMS ceased charging Panhandle management and royalty fees. Subsequent to June 11, 2003, related party



--------------------------------------------------------------------------------

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



expenses primarily include payments for services provided by Southern Union, including management and royalty fees implemented by Southern Union.

Included in Other income (expense), net, is interest income of $3,043,000 for the period April 1 through June 11, 2003 and $6,204,000 for the period January 1 through June 11, 2003 related to interest on the Note receivable - CMS Capital. The Note receivable - CMS Capital of $184,926,000 as of the acquisition date was eliminated with the acquisition of Panhandle by Southern Union (see Note I -- Corporate Structure). The $150,000,000 portion of the note classified as a reduction to equity as of the acquisition date was also eliminated.

Pursuant to a demand note with Southern Union under a cash management program, Panhandle has loaned excess cash, net of repayments, totaling $185,885,000 to Southern Union since the Panhandle Acquisition; $73,635,000 and $98,535,000 net amounts of which were loaned during the three and six month periods ended June 30, 2004, respectively. Panhandle is credited with interest on the note at a one month London InterBank Offered Rate (LIBOR). Included in Other income (expense), net is interest income of $430,000 for the three month period ended June 30, 2004 and $698,000 for the six month period ended June 30, 2004 related to interest on the Note receivable - Southern Union. Panhandle expects to draw down on the note over the next twelve months to fund capital expenditures in excess of operating cash flows and for debt retirement, and has thus reflected the note receivable from Southern Union as a current asset.

A summary of certain balances due from or (due to) related parties included in the Consolidated Balance Sheets for the periods presented is as follows:

                                                                       JUNE 30,         DECEMBER 31,
RELATED PARTY BALANCES                                                  2004               2003
                                                                      ---------         ------------

Note receivable - Southern Union                                      $ 185,885          $  87,350
Accounts receivable                                                       1,365                816
Accounts receivable - tax                                                 2,531               --
Accounts payable                                                         (2,482)            (9,039)
Owner's equity - Tax sharing note receivable - Southern Union            90,938             85,471
Deferred tax - receivable                                                  --                8,684

The Panhandle Acquisition by Southern Union was treated as an asset acquisition for tax purposes pursuant to a Section 338(h)(10) election of the Internal Revenue Code of 1986, as amended, which eliminated Panhandle's deferred tax assets and liabilities and gave rise to a new tax basis in Panhandle's assets equal to their purchase price. The Panhandle assets acquired and liabilities assumed have been recorded based on their estimated fair value as of the acquisition date based on the results of outside appraisals. Southern Union structured the Panhandle Acquisition in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. For tax purposes, the Panhandle assets that were part of the exchange were recorded at the tax basis of the Southern Union assets for which they were exchanged. The resulting transaction generated a deferred tax liability originally estimated at $85 million, with a final calculated amount of approximately $91 million at the acquisition date and a corresponding note receivable from Southern Union reflected as a reduction to owner's equity on Panhandle's Consolidated Balance Sheet. Repayment of the note receivable from Southern Union is limited to actual tax liabilities otherwise payable by Panhandle pursuant to the tax sharing agreement with Southern Union.

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




--------------------------------------------------------------------------------

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



V   ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

Panhandle follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, to account for derivative and hedging activities. Panhandle utilizes interest-rate related derivative instruments to manage its exposure on its debt instruments and does not enter into derivative instruments for any purpose other than hedging purposes. All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, Panhandle designates the derivative as either: (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge) or (ii) a hedge of a forecasted transaction or the variability of cash flows to be received or paid in conjunction with a recognized asset or liability (cash flow hedge).

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

Panhandle's subsidiary LNG Holdings is party to interest rate swap agreements with an aggregate notional amount of $197,947,000 as of June 30, 2004 that fix the interest rate applicable to floating rate long-term debt and which qualify for hedge accounting. For the six month period ended June 30, 2004 and 2003, the amount of swap ineffectiveness was not significant. As of June 30, 2004, floating rate LIBOR based interest payments were exchanged for weighted average fixed rate interest payments of 5.88%, which does not include the spread on the underlying variable debt rate of 1.625%. As such, payments or receipts on interest rate swap agreements, in excess of the liability recorded, are recognized as adjustments to interest expense. As of June 30, 2004 and December 31, 2003, the fair value liability position of the swaps was $14,445,000 and $19,806,000, respectively. Current market pricing models were used to estimate fair values of interest rate swap agreements.

In March 2004, Panhandle entered into an interest rate swap to hedge the risk associated with the fair value of its $200 million 2.75% Senior Notes (see Note VI -- Debt). These swaps are designated as fair value hedges and qualify for the short cut method under SFAS No. 133. Under the swap agreement Panhandle will receive fixed interest payments at a rate of 2.75% and will make floating interest payments based on the six-month LIBOR. No ineffectiveness is assumed in the hedging relationship between the debt instrument and the interest rate swap.




--------------------------------------------------------------------------------

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



VI   DEBT

                                                              JUNE 30,          DECEMBER 31,
LONG-TERM DEBT                                YEAR DUE          2004                2003
--------------                                --------      -----------         -----------
6.125% Senior Notes                             2004        $      --           $   146,080
7.875% Senior Notes                             2004             52,455              52,455
6.50% Senior Notes                              2009             60,623              60,623
8.25% Senior Notes                              2010             40,500              40,500
7.00% Senior Notes                              2029             66,305              66,305
4.80% Senior Notes                              2008            300,000             300,000
6.05% Senior Notes                              2013            250,000             250,000
2.75% Senior Notes                              2007            200,000                --
LNG bank loans (floating rate)                  2007            263,926             269,570
                                                            -----------         -----------
  Total debt outstanding                                      1,233,809           1,185,533
Current portion of long-term debt                               (63,954)           (209,671)
Interest rate swaps (2.75% Senior Notes)                         (4,960)               --
Unamortized debt premium, net                                    16,199              19,911
                                                            -----------         -----------
Total long-term debt                                        $ 1,181,094         $   995,773
                                                            ===========         ===========

Panhandle has $1,245,048,000 of debt recorded at June 30, 2004, of which $63,954,000 is current. Debt of $981,122,000, including net premiums of $16,199,000 and unamortized interest rate swaps of $4,960,000, is at fixed rates ranging from 2.75 percent to 8.25 percent, with $263,926,000 of variable rate bank loans having an average rate of 2.80 percent and 2.80 percent for the three and six month periods ended June 30, 2004, respectively. The variable rate loans are secured by the Trunkline LNG facilities.

Panhandle's notes are subject to certain requirements such as the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained, and limitations on liens. At June 30, 2004, Panhandle, based on the currently most restrictive debt covenant requirements, was subject to a $176,262,000 limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $218,300,000 of additional secured indebtedness or other defined liens based on a limitation on liens covenant.

At June 30, 2004, Panhandle had scheduled debt payments of $57,948,000, $12,548,000, $13,969,000, $431,916,000, $300,000,000 and $417,428,000 for the
remainder of 2004 and for the years 2005 through 2008 and thereafter, respectively.

On March 12, 2004, Panhandle issued $200,000,000 of 2.75% Senior Notes due 2007, Series A in reliance on an exemption from the registration requirements of the Securities Act of 1933 for offers and sales of securities not involving a public offering or sale, in order to refinance Panhandle's maturing debt. Panhandle used a portion of the net proceeds to retire $146,080,000 of 6.125% Senior Notes which matured on March 15, 2004, as well as for other general corporate purposes. A portion of the remaining net proceeds may be used to pay off the $52,455,000 of 7.875% Senior Note which matures August 15, 2004. Panhandle filed a registration statement on May 12, 2004 to initiate an exchange of the unregistered 2.75% Senior Notes due 2007, Series A for substantially identical securities registered under the Securities Act of 1933. Such exchange was completed June 25, 2004.




--------------------------------------------------------------------------------

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


VII   EMPLOYEE BENEFITS

COMPONENTS OF NET PERIODIC BENEFIT COST

Net periodic benefit costs for the three and six month periods ended June 30, 2004 for OPEB includes the following components:

                                               THREE MONTHS         SIX MONTHS
                                                  ENDED                ENDED
                                                 JUNE 30,            JUNE 30,
OPEB                                              2004                 2004
----                                            ----------          ----------

Service cost                                     $   509             $ 1,154
Interest cost                                        719               1,454
Expected return on plan assets                      (104)               (152)
Amortization of prior service cost                  --                  --
Amortization of transition obligation               --                  --
Recognized actuarial gain (loss)                    --                  --
Settlement recognition                              --                  --
                                                 -------             -------
Net periodic benefit cost                        $ 1,124             $ 2,456
                                                 =======             =======


For the three and six month periods ended June 30, 2004, approximately $1,953,000 and $3,906,000 in contributions have been made to the OPEB plan, respectively. Panhandle presently anticipates contributing an additional $3,906,000 to fund the OPEB plan during the remainder of 2004 for a total of $7,812,000 for the calendar year.

The OPEB plan information for periods prior to June 12, 2003, which has been previously disclosed, is not presented because the plan is for CMS and its affiliates (including Panhandle) of which Panhandle received an allocation, and the assets and costs for Panhandle are not distinguishable from the OPEB plan information, therefore, the presentation would not be meaningful. For the period January 1 through June 11, 2003, Panhandle contributions to the CMS OPEB plan totaled $3,498,000.

Following the June 11, 2003 acquisition by Southern Union, Panhandle continues to provide certain retiree benefits through employer contributions to a qualified defined contribution plan, which contributions range from four to six percent of the participating employee's salary based on the participating employee's age and years of service. During the three and six month periods ended June 30, 2004 approximately $1 million and $2 million, respectively, was recorded as expense associated with Panhandle contributions to the qualified defined contribution plan. Panhandle, through its former parent company, participated in the CMS pension plan, a defined benefit plan. The total pension plan expenses, which were allocated to Panhandle by CMS, were approximately $1 million and $3 million for the periods April 1 through June 11, 2003 and January 1 through June 11, 2003, respectively. There were no contributions made by Panhandle to CMS on behalf of the CMS pension plan for these periods.



--------------------------------------------------------------------------------

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


VIII  COMPREHENSIVE INCOME

The table below provides an overview of comprehensive income for the periods indicated.

                                             POST-ACQUISITION      PRE-ACQUISITION         POST-ACQUISITION        PRE-ACQUISITION
                                       -------------------------   ---------------   --------------------------    ---------------
                                        THREE MONTHS   JUNE 12 -       APRIL 1 -      SIX MONTHS      JUNE 12 -      JANUARY 1 -
                                       ENDED JUNE 30,   JUNE 30,        JUNE 11,     ENDED JUNE 30,    JUNE 30,        JUNE 11,
                                           2004           2003            2003           2004           2003             2003
                                         --------       --------       --------        --------       --------         --------
Net earnings                             $ 14,144       $  4,612       $ 19,176        $ 47,201       $  4,612         $ 50,014
Unrealized gain (loss) related to
   interest rate swaps, net of tax          2,657          1,006         (2,244)            405          1,006           (3,180)
                                         --------       --------       --------        --------       --------         --------
Total comprehensive income               $ 16,801       $  5,618       $ 16,932        $ 47,606       $  5,618         $ 46,834
                                         ========       ========       ========        ========       ========         ========


Accumulated other comprehensive income reflected in the Consolidated Balance Sheet at June 30, 2004, includes unrealized gains related to interest rate swaps.

IX   COMMITMENTS AND CONTINGENCIES

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

Hope Land Mineral Corporation contends that it owns the storage rights to property that contains a portion of Panhandle's Howell storage field. During June 2003, the Michigan Court of Appeals reversed the trial court's previous order, which had granted summary judgment in favor of Panhandle and dismissed the case. Panhandle filed an appeal of the Court of Appeals order with the Michigan Supreme Court which was denied in December of 2003. The trial has been transferred back to the trial court for a trial on the merits. The case is presently expected to begin in the third quarter of 2004. Panhandle does not believe the outcome of this case will have a material adverse effect on Panhandle's consolidated results of operations or financial position.

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

As part of the cleanup program resulting from contamination due to the use of lubricants containing PCBs in compressed air systems, Panhandle Eastern Pipe Line and Trunkline have identified PCB levels above acceptable levels inside the auxiliary buildings that house the air compressor equipment at thirty-three compressor station sites. Panhandle has developed and is implementing a United States Environmental Protection Agency (EPA) approved process to remediate this PCB contamination in accordance with federal,



--------------------------------------------------------------------------------

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

state and local regulations. Eight sites have been decontaminated per the EPA approved process as prescribed in the EPA regulations.

At some locations, PCBs have been identified in paint that was applied many years ago. In accordance with EPA regulations, Panhandle has implemented a program to remediate sites where such issues are identified during painting activities. If PCBs are identified above acceptable levels, the paint is removed and disposed of in an EPA approved manner.

The Illinois Environmental Protection Agency (Illinois EPA) notified Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, of contamination at three former waste oil disposal sites in Illinois. Panhandle Eastern Pipe Line's and Trunkline's estimated share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is approximately 17 percent. Panhandle and 21 other non-affiliated parties conducted an initial voluntary investigation of the Pierce Oil Springfield site, one of the three sites. Based on the information found during the initial investigation, Panhandle and the 21 other non-affiliated parties have decided to further delineate the extent of contamination by authorizing a Phase II investigation at this site. Once data from the Phase II investigation is evaluated, Panhandle and the 21 other non-affiliated parties will determine what additional actions will be taken. In addition, Illinois EPA has informally indicated that it has referred the Pierce Oil Springfield site to the EPA so that environmental contamination present at the site can be addressed through the federal Superfund program. No formal notice has yet been received from either agency concerning the referral. However, the EPA is expected to issue special notice letters in 2004 and has begun the process of listing the site on the National Priority List. Panhandle and three of the other non-affiliated parties associated with the Pierce Oil Springfield site met with the EPA and Illinois EPA regarding this issue. Panhandle was given no indication as to when the listing process was to be completed.

Panhandle expects these cleanup programs for all of the above matters to continue for several years and has estimated its share of remaining cleanup costs to range from $8,835,000 to $16,795,000. At June 30, 2004, Panhandle has related accruals totaling approximately $14,123,000, of which $2,946,000 is included in Other current liabilities for the estimated current amounts and $11,177,000 is included in Other non-current liabilities on the Consolidated Balance Sheet. At December 31, 2003, Panhandle had $2,933,000 included in Other current liabilities and $11,644,000 included in Other non-current liabilities.

AIR QUALITY CONTROL. In 1998, the EPA issued a final rule on regional ozone control that requires Panhandle to place controls on certain large internal combustion engines in five midwestern states. The part of the rule that affects Panhandle was challenged in court by various states, industry and other interests, including Interstate Natural Gas Association of America (INGAA), an industry group to which Panhandle belongs. In March 2000, the court upheld most aspects of the EPA's rule, but agreed with INGAA's position and remanded to the EPA the sections of the rule that affected Panhandle. The final rule was promulgated by US EPA in April 2004. The five midwestern states have one year to promulgate state laws and regulations to address the requirements of this rule. Based on an EPA guidance document negotiated with gas industry representatives in 2002, it is believed that Panhandle will be required under state rules to reduce nitrogen oxide (NOx) emissions by 82% on the identified large internal combustion engines and will be able to trade off engines within the company and within each of the five Midwestern states affected by the rule in an effort to create a cost effective NOx reduction solution. The final implementation date is May 2007. The rule impacts 20 large internal combustion engines on the Panhandle system in Illinois and Indiana at an approximate cost of $17 million for capital improvements through 2007, based on current projections.

In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline's Cypress compressor station is affected and may require the installation of emission controls. New regulations also require certain grandfathered facilities in Texas to enter into the new source permit program which may require the installation of emission controls at five additional facilities. These two rules affect six company facilities in Texas at an estimated cost of approximately $12 million for capital improvements through March 2007, based on current projections.

The EPA promulgated various Maximum Achievable Control Technology (MACT) rules in August 2003 and February 2004. The rules require that Panhandle Eastern Pipe Line and Trunkline control Hazardous Air



--------------------------------------------------------------------------------

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pollutants (HAPs) emitted from certain internal combustion engines at major HAPs sources. Most of Panhandle Eastern Pipe Line and Trunkline compressor stations are major HAPs sources. The HAPs pollutant of concern for Panhandle Eastern Pipe Line and Trunkline is formaldehyde. As promulgated, the rule seeks to reduce formaldehyde emissions by 76% from these engines. Catalytic controls will be required to reduce emissions under these rules with a final implementation date of May 2007. Panhandle Eastern Pipe Line and Trunkline have 22 internal combustion engines subject to the rules. It is expected that compliance with these regulations will cost an estimated $5 million for capital improvements, based on current projections.

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

CONTROLLED GROUP PENSION LIABILITIES. Southern Union (including certain of its divisions) sponsors a number of defined benefit pension plans for employees. Under applicable pension and tax laws, upon being acquired by Southern Union, Panhandle became a member of Southern Union's "controlled group" with respect to those plans, and, along with Southern Union and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any and all of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated. In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union's controlled group, including Panhandle and each of its subsidiaries. As of June 30, 2004, the aggregate amount of the projected benefit obligations of these pension plans was approximately $363,486,000 and the estimated fair value of all of the assets of these plans was approximately $276,155,000.




--------------------------------------------------------------------------------

                    PANHANDLE EASTERN PIPE LINE COMPANY, LP

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

OVERVIEW

Panhandle became an indirect wholly-owned subsidiary of Southern Union Company (Southern Union Company and together with its subsidiaries, Southern Union) upon Southern Union's June 11, 2003 acquisition of Panhandle (Panhandle Acquisition) from CMS Gas Transmission Company (CMS Gas Transmission), a subsidiary of CMS Energy Corporation (together, CMS). Panhandle is primarily engaged in the interstate transportation and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services. The Panhandle entities include Panhandle Eastern Pipe Line Company, LP (Panhandle Eastern Pipe
Line), Trunkline Gas Company, LLC (Trunkline) a wholly-owned subsidiary of Panhandle Eastern Pipe Line, Sea Robin Pipeline Company (Sea Robin), a Louisiana unincorporated joint venture and an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line, Trunkline LNG Company, LLC (Trunkline LNG) which is a wholly-owned subsidiary of Trunkline LNG Holdings, LLC (LNG Holdings), an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line and Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage), a wholly-owned subsidiary of Panhandle Eastern Pipe Line. Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 Bcf per day, 72 Bcf of owned underground storage capacity and 6.3 Bcf of above ground LNG storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America, based on current send out capacity.

On June 11, 2003, Southern Union acquired Panhandle from CMS for approximately $581,729,000 in cash and 3,000,000 shares of Southern Union common stock (before adjustment for subsequent stock dividends) valued at approximately $48,900,000 based on market prices at closing of the Panhandle Acquisition and in connection therewith incurred transaction costs of approximately $31,922,000. At the time of the acquisition, Panhandle had $1,157,228,000 principal amount of debt outstanding that it retained. Southern Union funded the cash portion of the acquisition with approximately $437,000,000 in cash proceeds it received for the January 1, 2003 sale of its Texas operations, approximately $121,250,000 of the net proceeds it received from concurrent common stock and equity units offerings and with working capital available to Southern Union. Southern Union structured the Panhandle Acquisition and the sale of its Texas operations to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. Panhandle Eastern Pipe Line and five of its subsidiaries, as well as the Southern Union subsidiary that became Panhandle's direct parent upon the acquisition, converted from Delaware corporations to Delaware limited liability companies in June 2003. On June 29, 2004, Panhandle Eastern Pipe Line filed with the state of Delaware and converted from a limited liability company to a limited partnership. Pursuant to the conversion, all rights and liabilities of Panhandle Eastern Pipe Line vested in Panhandle Eastern Pipe Line Company, LP, a Delaware limited partnership, together with its subsidiaries. As a result of the conversion, retained earnings and member's capital were reclassified as partners' capital. There was no effect on Panhandle's results of operations (including income taxes), cash flows or financial position as a result of this conversion. Southern Union Panhandle, LLC serves as the general partner of Panhandle and owns a one percent general partner interest. Southern Union Company holds a ninety-nine percent limited partner interest in Panhandle.

--------------------------------------------------------------------------------

                    PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Under the terms of the Panhandle sale agreement, CMS retained Panhandle's ownership interests in and obligations associated with the Centennial and Guardian pipeline projects, as well as certain of Panhandle's net deferred tax assets, all tax liabilities, and pension and certain other postretirement assets and liabilities. In accordance with the sale agreement, Panhandle disposed of its interest in Centennial via sale to its partners (See Note IV -- Related Party Transactions) and Guardian and certain cash collateral related to Guardian was transferred to CMS. The Note receivable from CMS Capital was included in the sale to Southern Union but was eliminated under pushdown accounting (see Note IV -- Related Party Transactions). On March 1, 2003, certain assets previously held by CMS with a net book value of $15,149,000 were contributed to Panhandle by CMS and were included in the Southern Union purchase.

The Panhandle Acquisition was accounted for in accordance with accounting principles generally accepted within the United States by allocating the purchase price and acquisition costs incurred by Southern Union to Panhandle's net assets as of the acquisition date. The Panhandle assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date based on the results of outside appraisals. Accordingly, the post-acquisition financial statements reflect a new basis of accounting and pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable. However, since results for the matching prior year stub periods are not available, the results of operations below are being presented on a combined pre-acquisition and post-acquisition basis. The most significant impacts of the new basis of accounting going forward are expected to be higher depreciation expense due to the step-up of depreciable assets, assignment of purchase price to certain amortizable intangible assets, and lower interest costs (though not cash payments) for the remaining life of pre-acquisition debt due to its revaluation and related debt premium amortization.

A majority of Panhandle's total operating revenue comes from long-term service agreements with local distribution company customers and their affiliates. Panhandle also provides firm transportation services under contract to gas marketers, producers, other pipelines, electric power generators, and a variety of end-users. In addition, Panhandle's pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis. Demand for gas transmission on Panhandle's pipeline systems is seasonal, with the highest throughput and a higher portion of annual total operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters. For the years 1999 to 2003, Panhandle's combined throughput was 1,139 trillion British thermal units (TBtu), 1,374 TBtu, 1,335 TBtu, 1,259 TBtu and 1,380 TBtu, respectively. For the six month periods ended June 30, 2004 and June 30, 2003, Panhandle's combined throughput was 655 TBtu and 714 TBtu, respectively. Beginning in March 2000, the combined throughput includes Sea Robin's throughput.


--------------------------------------------------------------------------------
                                       20

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The following is a comparison of consolidated net earnings for the three and six month periods ended June 30, 2004 and 2003.


                                                  POST-ACQUISITION        PRE-           COMBINED
                                             -----------------------   ACQUISITION     THREE MONTHS
                                              APRIL 1 -    JUNE 12 -     APRIL 1 -        ENDED           THREE
                                              JUNE 30,     JUNE 30,      JUNE 11,        JUNE 30,         MONTHS
                                                2004         2003          2003           2003            CHANGE
                                             ----------   -----------  -----------    ------------     -----------
Operating revenue:
  Reservation revenue ....................   $  77,863    $  17,117      $  63,052      $  80,169      $  (2,306)
  LNG terminalling revenue ...............      14,081        3,244         12,889         16,133         (2,052)
  Commodity revenue ......................      14,041        3,484         17,123         20,607         (6,566)
  Equity income and other revenue ........       2,356          684          3,742          4,426         (2,070)
                                             ---------    ---------      ---------      ---------      ---------
    Total operating revenue ..............     108,341       24,529         96,806        121,335        (12,994)

Operating expenses:
  Operation, maintenance and general .....      52,584       10,136         37,335         47,471          5,113
  Depreciation and amortization ..........      14,876        3,164          9,715         12,879          1,997
  Taxes, other than on income and revenues       6,674        1,595          5,140          6,735            (61)
                                             ---------    ---------      ---------      ---------      ---------
    Total operating expenses .............      74,134       14,895         52,190         67,085          7,049
                                             ---------    ---------      ---------      ---------      ---------
      Operating income ...................      34,207        9,634         44,616         54,250        (20,043)

Other income (expense):
  Interest (expense), net ................     (12,024)      (2,130)       (15,501)       (17,631)         5,607
  Other, net .............................         536           65          2,319          2,384         (1,848)
                                             ---------    ---------      ---------      ---------      ---------
    Total other expense, net .............     (11,488)      (2,065)       (13,182)       (15,247)         3,759
                                             ---------    ---------      ---------      ---------      ---------
Earnings before income taxes .............      22,719        7,569         31,434         39,003        (16,284)
  Income taxes ...........................       8,575        2,957         12,258         15,215         (6,640)
                                             ---------    ---------      ---------      ---------      ---------
Net earnings .............................   $  14,144    $   4,612      $  19,176      $  23,788      $  (9,644)
                                             =========    =========      =========      =========      =========

_____________________________________________________________________________

                    PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                 POST-ACQUISITION           PRE-         COMBINED
                                                 ----------------        ACQUISITION     SIX MONTHS
                                            JANUARY 1 -    JUNE 12 -     JANUARY 1 -       ENDED            SIX
                                              JUNE 30,     JUNE 30,        JUNE 11,       JUNE 30,        MONTHS
                                               2004          2003            2003           2003          CHANGE
                                            ---------      ---------      -----------    ----------     ----------
Operating revenue:
 Reservation revenue ....................   $ 179,075      $  17,117      $ 160,030      $ 177,147      $   1,928
 LNG terminalling revenue ...............      27,843          3,244         26,750         29,994         (2,151)
 Commodity revenue ......................      34,689          3,484         36,378         39,862         (5,173)
 Equity income and other revenue ........       4,913            684         11,112         11,796         (6,883)
                                            ---------      ---------      ---------      ---------      ---------
   Total operating revenue ..............     246,520         24,529        234,270        258,799        (12,279)

Operating expenses:
 Operation, maintenance and general .....     102,309         10,136         90,800        100,936          1,373
 Depreciation and amortization ..........      30,023          3,164         23,110         26,274          3,749
 Taxes, other than on income and revenues      14,200          1,595         12,478         14,073            127
                                            ---------      ---------      ---------      ---------      ---------
   Total operating expenses .............     146,532         14,895        126,388        141,283          5,249
                                            ---------      ---------      ---------      ---------      ---------
     Operating income ...................      99,988          9,634        107,882        117,516        (17,528)

Other income (expense):
 Interest (expense), net ................     (24,179)        (2,130)       (35,416)       (37,546)        13,367
 Other, net .............................       1,240             65          6,077          6,142         (4,902)
                                            ---------      ---------      ---------      ---------      ---------
   Total other expense, net .............     (22,939)        (2,065)       (29,339)       (31,404)         8,465
                                            ---------      ---------      ---------      ---------      ---------
Earnings before income taxes ............      77,049          7,569         78,543         86,112         (9,063)
 Income taxes ...........................      29,848          2,957         30,532         33,489         (3,641)
                                            ---------      ---------      ---------      ---------      ---------
 Net earnings from continuing operations       47,201          4,612         48,011         52,623         (5,422)
                                            ---------      ---------      ---------      ---------      ---------
Cumulative effect of change in
 accounting principles, net of tax ......        --             --            2,003          2,003         (2,003)
                                            ---------      ---------      ---------      ---------      ---------
Net earnings ............................   $  47,201      $   4,612      $  50,014      $  54,626      $  (7,425)
                                            =========      =========      =========      =========      =========

OPERATING REVENUE. For the three months ended June 30, 2004, operating revenue decreased $12,994,000 versus the same time period during 2003. Such decrease is primarily due to lower reservation revenues of $2,306,000 due to higher demand in 2003 created by lower than normal storage levels during 2003, lower commodity revenues of $6,566,000 primarily due to a reduction in throughput volumes of ten percent resulting from a cooler winter during 2003 versus 2004 and lower parking revenues in 2004. In addition, LNG terminalling revenues were down $2,052,000 primarily due to reduced volumes received in 2004 and other revenues were down $2,070,000 primarily due to non-recurring imbalance cash out net gains recorded in 2003.

For the six months ended June 30, 2004, operating revenue decreased $12,279,000 versus the same time period during 2003. Such decrease is primarily due to non-recurring imbalance cash out net gains of approximately $5,477,000 realized during 2003, lower commodity revenues of $5,173,000 primarily due to an eight percent reduction in throughput volumes resulting from a cooler winter during 2003 versus 2004, and lower LNG terminalling revenues of $2,151,000 primarily due to reduced volumes received in 2004. These decreases were partially offset by higher reservation revenues of $1,928,000 during 2004 versus 2003. Operating revenue is currently projected to be slightly lower in the last two quarters of 2004 as compared to the corresponding periods in 2003 primarily due to higher demand created in the third quarter of 2003 by lower than normal storage levels and certain contract expirations.

-------------------------------------------------------------------------------

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATION, MAINTENANCE AND GENERAL. Operation, maintenance and general expenses increased $5,113,000 for the three months ended June 30, 2004, versus the same time period during 2003, primarily due to increases in corporate charges of approximately $3,800,000 and other operating costs of approximately $2,000,000 resulting from inclement weather and higher throughput loads which delayed certain maintenance activities during 2003.

Operation, maintenance and general expenses increased $1,373,000 for the six months ended June 30, 2004, versus the same time period during 2003, primarily due to higher corporate charges of $8,792,000 and other operating costs of approximately $1,000,000 resulting from inclement weather and higher throughput loads which delayed certain maintenance activities during 2003, partially offset by approximately $6,434,000 associated with recovery of previously underrecovered fuel volumes and decreased benefit costs of $2,752,000. Corporate charges were reduced during the first half of 2003 by CMS due to Panhandle being a discontinued operation.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1,997,000 and $3,749,000, respectively, for the three and six months ended June 30, 2004 versus the same time periods during 2003 primarily due to the step-up of depreciable assets and assignment of purchase price to certain shorter-lived amortizable intangible assets related to the Panhandle Acquisition. This step-up impact, as well as future net additions placed in service, is expected to continue to result in higher depreciation in 2004 and going forward versus pre-acquisition periods.

INTEREST, NET. Interest expense, net for the three and six months ended June 30, 2004 was reduced by $5,607,000 and $13,367,000, respectively, versus the same time periods during 2003 primarily due to amortization of debt premiums established in purchase accounting related to the Panhandle Acquisition by Southern Union, reduced interest charges as a result of Panhandle's debt refinancing during the third quarter of 2003 and the refinancing of maturing debt in March 2004. Debt premium amortization is expected to be lower for the next six months than during the same period of 2003 due to post-acquisition debt retirements, resulting in higher interest expense. However, cash interest should be lower during the next six months of 2004 versus 2003 and partially offset the reduced premium amortization. For further discussion of Panhandle's long-term debt, see Note VI -- Debt.

OTHER INCOME, NET. Other income, net for the three and six months ended June 30, 2004 decreased $1,848,000 and $4,902,000, respectively, versus the same time periods during 2003, primarily due to lower related party interest income, net, which was $430,000 and $698,000 for the three and six month periods, respectively, versus $3,026,000 and $6,162,000 for the same time periods in 2003. For further discussion of Panhandle's related party interest income, see
Note IV -- Related Party Transactions.

INCOME TAXES. Income taxes during the three and six months ended June 30, 2004, versus the same time periods during 2003, decreased $6,640,000 and $3,641,000, respectively, primarily due to decreases in pretax income.

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

Cash flows from operating activities for the six months ended June 30, 2004 were $113 million versus $137 million for the same time period during 2003. Changes in operating assets and liabilities used cash of $15 million for the six months ended June 30, 2004 and $26 million for the same time period during 2003. The decrease in cash flows from operating activities for the six months ended June 30, 2004 versus the same time period during 2003 was primarily attributable to the timing of payments and cash receipts related to Panhandle's working capital accounts and by a decrease in net income.

--------------------------------------------------------------------------------

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INVESTING ACTIVITIES. Historically, Panhandle's capital requirements have generally been satisfied through operating cash flow, except that Panhandle may utilize access to capital markets for extraordinary capital expenditures. Panhandle estimates expenditures associated with the Phase I and Phase II LNG terminal expansions and the Trunkline 30-inch diameter natural gas pipeline loop from the LNG terminal, excluding capitalized interest, to be approximately $121 million in 2004, $19 million of which was incurred in the second quarter of 2004, $82 million and $9 million is expected to be incurred in 2005 and 2006, respectively. These estimates were developed for budget planning purposes and are subject to revision.

Cash flows used in investing activities for the six month period ended June 30, 2004 increased by approximately $102 million versus the same time period in 2003 primarily due to proceeds from the sale of Centennial in the first quarter of 2003 of $40 million, an increase in capital expenditures of approximately $29 million during 2004 primarily related to the LNG expansion and a $36 million increase in additional loans made to affiliated companies during 2004.

FINANCING ACTIVITIES. Panhandle's note provisions are subject to requirements such as the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained, and limitations on liens. At June 30, 2004, Panhandle, based on the currently most restrictive debt covenant requirements, was subject to a $176,262,000 limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $218,300,000 of additional secured indebtedness or other defined liens based on a limitations on liens covenant.

At June 30, 2004, Panhandle had scheduled debt principal payments of $57,948,000, $12,548,000, $13,969,000, $431,916,000, $300,000,000 and
$417,428,000 for the remainder of 2004 and for the years 2005 through 2008 and thereafter, respectively.

On March 12, 2004, Panhandle issued $200,000,000 of 2.75% Senior Notes due 2007, Series A in reliance on an exemption from the registration requirements of the Securities Act of 1933 for offers and sales of securities not involving a public offering or sale, in order to refinance Panhandle's maturing debt. Panhandle used a portion of the net proceeds to retire $146,080,000 of 6.125% Senior Notes which matured on March 15, 2004, as well as for other general corporate purposes. A portion of the remaining net proceeds may be used to pay off the $52,455,000 of 7.875% Senior Note which matures August 15, 2004. Panhandle filed a registration statement on May 12, 2004 to initiate an exchange of the unregistered 2.75% Senior Notes due 2007, Series A for substantially identical securities registered under the Securities Act of 1933. Such exchange was completed June 25, 2004.

Cash flows from financing activities for the six months ended June 30, 2004 increased by approximately $124 million versus the same time period in 2003 primarily due to net debt issuances of approximately $48 million during 2004, net debt retirements of $36 million during 2003 and the transfer of the Centennial sale proceeds to CMS of $40 million during 2003. Panhandle may enter into a credit facility or utilize other available sources of capital to cover any potential short-term financing needs during the period of higher than normal capital expenditures through 2005, primarily related to the LNG expansions.

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

--------------------------------------------------------------------------------

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

As of December 31, 2002, Panhandle owned a one-third interest in Guardian, which constructed a 141-mile, 36-inch pipeline from Illinois to southeastern Wisconsin for the transportation of natural gas and began operations in December 2002. On March 10, 2003, Panhandle's ownership interest in Guardian was transferred to CMS Gas Transmission. Trunkline was the operator of the Guardian pipeline until June 30, 2004 when the current agreement with Guardian expired. This is not expected to have a material impact on Panhandle's results of operations.

OTHER MATTERS

CUSTOMER CONCENTRATION. Panhandle provides LNG terminalling and regasification services and a comprehensive array of transportation and storage services to approximately five hundred customers. Such customers are principally located in the midwest and southwest regions of the United States. The following is a comparison of the percent of operating revenue by customer for the six month periods ended June 30, 2004 and 2003.

                                           PERCENT OF OPERATING REVENUE FOR
                                                  SIX MONTHS ENDED
                                                       JUNE 30,
                                           ---------------------------------
CUSTOMER                                       2004               2003
--------                                       ----                ----

Proliance                                       17                  16
BG LNG Services                                 15                  12
CMS Energy subsidiaries (1)                     10                  12
Other Top 10 customers                          28                  25
Remaining customers                             30                  35
                                               ---                 ---
  Total percentage                             100%                100%
                                               ===                 ===

(1) Primarily Consumers Energy

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

--------------------------------------------------------------------------------

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

The Secretary of Energy regulates the import and export of natural gas and has delegated various aspects of this jurisdiction to FERC and the Department of Energy's Office of Fossil Fuels.

Panhandle is also subject to the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Improvement Act of 2002, which regulate the safety of gas pipelines. In addition, Panhandle is subject to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.

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

PCB Assessment and Clean-up Programs -- Panhandle previously identified environmental contamination at certain sites on its systems and undertook clean-up programs at these sites. The contamination resulted from the past use of lubricants containing PCBs in compressed air systems and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle is also taking actions regarding PCBs in paints at various locations (see Note IX -- Commitments and Contingencies - Environmental Matters).

Air Quality Control -- In 1998, the EPA issued a final rule on regional ozone control that requires revised SIPs for 22 states, including five states in which Panhandle operates. Panhandle has completed installation of NOx controls on four engines and anticipates placing NOx controls on engines at a total of six compressor station locations. This program is expected to be completed by May 2007.

In 2004, final rules were promulgated by the EPA regarding control of hazardous air pollutants. Twenty engines owned by Panhandle are affected. In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline's Cypress compressor station is affected and may require the installation of emission controls. New regulations also require certain grandfathered facilities to enter into the new source permit program which may require the installation of emission controls at five additional facilities. The rule affects six company

--------------------------------------------------------------------------------

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

facilities in Texas. Panhandle expects controls to be installed by March 2007 (see Note IX -- Commitments and Contingencies - Environmental Matters).

Management believes that disposition of the environmental contingencies described herein will not have a material adverse affect on consolidated results of operations, cash flows, or financial position.

ENERGY AFFILIATE RULEMAKING. In response to changes in the structure of the energy industry, the FERC adopted Order No. 2004 on November 25, 2003 that established standards of conduct for energy affiliates of FERC-regulated entities. The final rule revises and conforms the current gas and electric standards by broadening the definition of an energy affiliate covered by the standards of conduct to include, in addition to current marketers or merchant affiliates, gathering, processing, intrastate pipelines and certain local distribution companies. On February 9, 2004, Panhandle Eastern Pipe Line, Trunkline, Trunkline LNG, Sea Robin and LNG Holdings submitted an informational filing describing the measures needed to comply with the standards of conduct. In Order No. 2004-A, issued on April 16, 2004, the FERC has extended the compliance date for Order No. 2004 until September 2004. Order Nos. 2004 and 2004-A are pending further FERC action.

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

GUARDIAN. As of December 31, 2002, Panhandle owned a one-third interest in Guardian, which constructed a 141-mile, 36-inch pipeline from Illinois to southeastern Wisconsin for the transportation of natural gas and began operations in December 2002. On March 10, 2003, Panhandle's ownership interest in Guardian was transferred to CMS Gas Transmission. Trunkline was the operator of the Guardian pipeline until June 30, 2004 when the current agreement with Guardian expired. This is not expected to have a material impact on Panhandle's results of operations.

CONTROLLED GROUP PENSION LIABILITIES. Southern Union (including certain of its divisions) sponsors a number of defined benefit pension plans arising from its (including any of its present or former divisions) or its predecessor's businesses when Southern Union acquired Panhandle. Under applicable pension and tax laws, upon being acquired by Southern Union, Panhandle became a member of Southern Union's "controlled group" with respect to those plans, and, along with Southern Union and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any and all of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated. In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union's controlled group, including Panhandle and each of its subsidiaries. As of June 30, 2004, the aggregate amount of the projected benefit obligations of these pension plans was approximately $363,486,000 and the estimated fair value of all of the assets of these plans was approximately $276,155,000.

ACCOUNTING STANDARDS

FASB INTERPRETATION NO. 46R, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" (FIN NO. 46R): Issued by the Financial Accounting Standards Board (FASB) in December 2003, the interpretation identifies a variable interest entity as an entity whose equity owners do not have sufficient equity at risk and do not have substantive voting rights. The interpretation is effective for special-purpose entities for periods ending after December 15, 2003 and for all other types of variable interest entities for periods ending after March 15, 2004. This standard requires a company to consolidate a variable interest entity if it is allocated a majority of the entity's losses and/or returns, including fees paid by the entity. Panhandle has not identified any material variable interest entities or interests in variable interest entities for which the provisions of FIN No. 46R would require a change in Panhandle's current accounting for such interests.

--------------------------------------------------------------------------------

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


--------------------------------------------------------------------------------

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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



--------------------------------------------------------------------------------

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There are no material changes in market risks faced by Panhandle from those reported in Panhandle's Annual Report on Form 10-K for the year ended December 31, 2003.

The information in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7 and Item 7A in Panhandle's Annual Report on Form 10-K for the year ended December 31, 2003, in addition to the interim consolidated financial statements, accompanying notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Panhandle performed an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), and with the participation of personnel from its Legal, Internal Audit and Financial Reporting Departments, of the effectiveness of the design and operation of Panhandle's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, Panhandle's CEO and CFO concluded that its disclosure controls and procedures were effective as of June 30, 2004 and have communicated that determination to the Board of Managers and Southern Union's Audit Committee, which also serves as our Audit Committee.

CHANGES IN INTERNAL CONTROLS

There has not been any change in Panhandle's internal controls over financial reporting identified in connection with our evaluation thereof that occurred during the quarter ended June 30, 2004 that materially affected, or is reasonably likely to materially affect, Panhandle's internal control over financial reporting.




--------------------------------------------------------------------------------

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Panhandle and certain of its affiliates are occasionally parties to lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing. Reference is made to ITEM 1. Financial Statements, Note IX -- Commitments and Contingencies - Litigation, Environmental Matters, and Air Quality Control, as well as to ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition included in Part I. Financial Information for additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other legal matters.

ENVIRONMENTAL MATTERS - Panhandle and its affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on our present knowledge and subject to future legal and factual developments, Panhandle's management believes that it is unlikely that these actions, individually or in the aggregate, will have a material adverse effect on its financial condition. See ITEM 1. Financial Statements,
Note IX -- Commitments and Contingencies - Environmental Matters and Air Quality Control and ITEM 2. Management's Discussion and Analysis of Results of Operations included in Part I. Financial Information.




--------------------------------------------------------------------------------

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

      31.1          Rule 13a - 14(a)/15d - 14(a) Certification of Chief
                    Executive Officer

      31.2          Rule 13a - 14(a)/15d - 14(a) Certification of Chief
                    Financial Officer

      32.1          Section 1350 Certification




--------------------------------------------------------------------------------

      32.2          Section 1350 Certification

(b)        REPORTS ON FORM 8-K:

           Panhandle filed the following Current Report on Form 8-K during the quarter ended June 30, 2004:

  Date Filed                         Description of Filing
  ----------        ------------------------------------------------------------

   6/30/04 Filing under Item 5, Panhandle Eastern Pipe Line Company, LLC changed its form of organization from a limited liability company to a limited partnership.



--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PANHANDLE EASTERN PIPE LINE COMPANY, LP
                                       ---------------------------------------
                                                   (Registrant)

Date:   August 13, 2004                By: /s/  THOMAS F. KARAM
                                           -------------------------------------
                                                   Thomas F. Karam
                                               Chief Executive Officer




--------------------------------------------------------------------------------