Form 10-Q
period 2004-09-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2004-11-09
CIK 76063

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  -------------

                                    FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 2004

                           COMMISSION FILE NO. 1-2921

                                  -------------

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

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP
                                    FORM 10-Q
                               SEPTEMBER 30, 2004
                                      INDEX

                                                                                              Page(s)
                                                                                              -------
PART I. FINANCIAL INFORMATION
     Item 1.  Financial Statements:
              Consolidated statements of operations                                             2-3
              Consolidated balance sheets                                                       4-5
              Consolidated statements of owner's equity and comprehensive income                  6
              Consolidated statements of cash flows                                               7
              Notes to consolidated financial statements                                       8-18
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results         19-30
              of Operations
     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         31
     Item 4.  Controls and Procedures                                                            31
PART II. OTHER INFORMATION
     Item 1.  Legal Proceedings                                                                  32
     Item 6.  Exhibits and Reports on Form 8-K                                                33-34

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                    THREE MONTHS ENDED  THREE MONTHS ENDED
                                                       SEPTEMBER 30,      SEPTEMBER 30,
                                                          2004                2003
                                                    ------------------  ------------------
OPERATING REVENUE
     Transportation and storage of natural gas         $  91,800          $  96,370
     LNG terminalling revenue                             15,004             15,577
     Other revenue                                         2,514              2,271
                                                       ---------          ---------
         Total operating revenue                         109,318            114,218
                                                       ---------          ---------
OPERATING EXPENSES
     Operation, maintenance and general                   49,125             52,933
     Depreciation and amortization                        15,178             16,348
     Taxes, other than on income                           7,044              7,018
                                                       ---------          ---------
         Total operating expenses                         71,347             76,299
                                                       ---------          ---------

OPERATING INCOME                                          37,971             37,919

OTHER INCOME (EXPENSE)
     Interest (expense), net                             (12,030)           (11,274)
     Other, net                                              446              6,607
                                                       ---------          ---------
         Total other income (expense)                    (11,584)            (4,667)
                                                       ---------          ---------
EARNINGS BEFORE INCOME TAXES                              26,387             33,252

INCOME TAXES                                              10,331             13,131
                                                       ---------          ---------

NET EARNINGS                                           $  16,056          $  20,121
                                                       =========          =========

                             See accompanying notes.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               POST-ACQUISITION                 PRE-ACQUISITION
                                                    -------------------------------------       ---------------
                                                        NINE MONTHS           JUNE 12 -           JANUARY 1 -
                                                    ENDED SEPTEMBER 30,    SEPTEMBER 30,            JUNE 11,
                                                           2004                2003                   2003
                                                    --------------------   --------------       ---------------
OPERATING REVENUE
    Transportation and storage of natural gas                $ 305,564          $ 116,971          $ 196,408
    LNG terminalling revenue                                    42,847             18,821             26,750
    Other revenue                                                7,427              2,955             11,112
                                                             ---------          ---------          ---------
        Total operating revenue                                355,838            138,747            234,270
                                                             ---------          ---------          ---------
OPERATING EXPENSES
    Operation, maintenance and general                         151,434             63,069             90,800
    Depreciation and amortization                               45,201             19,512             23,110
    Taxes, other than on income                                 21,244              8,613             12,478
                                                             ---------          ---------          ---------
        Total operating expenses                               217,879             91,194            126,388
                                                             ---------          ---------          ---------
OPERATING INCOME                                               137,959             47,553            107,882

OTHER INCOME (EXPENSE)
    Interest (expense), net                                    (36,209)           (13,404)           (35,416)
    Other, net                                                   1,686              6,672              6,077
                                                             ---------          ---------          ---------
        Total other income (expense)                           (34,523)            (6,732)           (29,339)
                                                             ---------          ---------          ---------
EARNINGS BEFORE INCOME TAXES                                   103,436             40,821             78,543

INCOME TAXES                                                    40,179             16,088             30,532
                                                             ---------          ---------          ---------
EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE                                    63,257             24,733             48,011

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE, NET OF TAX:
         Asset retirement obligations, SFAS 143                      -                  -              2,003
                                                             ---------          ---------          ---------

NET EARNINGS                                                 $  63,257          $  24,733          $  50,014
                                                             =========          =========          =========

                             See accompanying notes.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                          SEPTEMBER 30,     DECEMBER 31,
                                                              2004              2003
                                                          -------------     ------------
ASSETS

PROPERTY, PLANT AND EQUIPMENT
    Plant in service                                       $1,931,643         $1,893,960
    Construction work-in-progress                             152,823             90,556
                                                           ----------         ----------
                                                            2,084,466          1,984,516
    Less accumulated depreciation and amortization             68,824             32,114
                                                           ----------         ----------
        Net property, plant and equipment                   2,015,642          1,952,402
                                                           ----------         ----------

INVESTMENT IN AFFILIATE                                         1,374              1,394
                                                           ----------         ----------
CURRENT ASSETS
    Cash and cash equivalents                                  23,372             16,810
    Accounts receivable, less allowances
         of $1,405 and $1,464, respectively                    39,915             56,315
    Accounts receivable - related parties                         731                816
    Gas imbalances - receivable                                24,068             26,974
    System gas and operating supplies                          73,690             60,937
    Deferred income taxes, net                                 10,935              7,731
    Note receivable - Southern Union                           98,870             87,350
    Other                                                      10,508              8,271
                                                           ----------         ----------
        Total current assets                                  282,089            265,204
                                                           ----------         ----------
    Intangibles, net                                            8,601             30,698
    Restricted cash                                             1,500              1,500
    Debt issuance cost, net                                     4,737              4,699
    Non-current system gas                                     29,972             23,938
    Other                                                       2,358              1,708
                                                           ----------         ----------

    TOTAL ASSETS                                           $2,346,273         $2,281,543
                                                           ==========         ==========

                             See accompanying notes.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                          SEPTEMBER 30,         DECEMBER 31,
                                                              2004                 2003
                                                          -------------         ------------
OWNER'S EQUITY AND LIABILITIES

OWNER'S EQUITY
     Partners' capital                                    $   777,730               $    -
     Member's capital                                               -              679,465
     Accumulated other comprehensive income                       545                1,372
     Retained earnings                                              -               51,452
     Tax sharing note receivable - Southern Union             (90,938)             (85,471)
                                                          -----------          -----------
        Total owner's equity                                  687,337              646,818
     Long-term debt                                         1,178,267              995,773
                                                          -----------          -----------
        Total capitalization                                1,865,604            1,642,591
                                                          -----------          -----------
CURRENT LIABILITIES
     Current portion of long-term debt                         12,021              209,671
     Accounts payable                                           3,466                1,452
     Accounts payable - overdrafts                             10,730                6,607
     Accounts payable - related parties                        14,947                9,039
     Gas imbalances - payable                                  60,501               66,049
     Accrued taxes                                             19,250                9,979
     Accrued interest                                           8,923               21,017
     Other                                                     72,703               65,230
                                                          -----------          -----------
        Total current liabilities                             202,541              389,044
                                                          -----------          -----------
     Deferred income taxes, net                               173,802              131,991
     Post-retirement benefits                                  31,201               33,473
     Other                                                     73,125               84,444
                                                          -----------          -----------
     Commitments and contingencies

     TOTAL OWNER'S EQUITY AND LIABILITIES                 $ 2,346,273          $ 2,281,543
                                                          ===========          ===========

                             See accompanying notes.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                    CONSOLIDATED STATEMENTS OF OWNER'S EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       Accumulated Other
                                                               Partners'     Common     Comprehensive     Other Paid-in   Member's
                                                                Capital      Stock      Income (Loss)        Capital      Capital
                                                              ----------  -----------  -----------------  -------------  ----------
Balance January 1, 2003 (Pre-acquisition)                     $         - $     1,000    $   (39,179)      $ 1,280,794   $        -
   Comprehensive income:
     Net earnings                                                       -           -              -                 -            -
     Unrealized loss related to interest rate
      swaps, net of tax                                                 -           -         (3,180)                -            -
                                                              ----------- -----------    -----------       -----------   ----------
     Comprehensive income                                               -           -         (3,180)                -            -
                                                              ----------- -----------    -----------       -----------   ----------
   Return of capital - Centennial                                       -           -              -           (40,000)           -
   Return of capital - Guardian equity investment                       -           -              -           (27,781)           -
   Capital contribution from CMS Gas Transmission                       -           -              -            15,149            -
   Other                                                                -           -              -               194            -
                                                              ----------- -----------    -----------       -----------   ----------
Balance June 11, 2003 (Acquisition date)                      $         - $     1,000    $   (42,359)      $ 1,228,356   $        -
                                                              ----------- -----------    -----------       -----------   ----------
   Acquisition adjustments to eliminate original balances               -      (1,000)        42,359        (1,228,356)           -
   Pushdown of purchase price and related costs                         -           -              -                 -      679,465
   Tax sharing note receivable - Southern Union                         -           -              -                 -            -
                                                              ----------- -----------    -----------       -----------   ----------
Balance June 12, 2003 (Post-acquisition)                                -           -              -                 -      679,465
Comprehensive Income
   Comprehensive income:
     Net earnings                                                       -           -              -                 -            -
     Unrealized gain related to interest rate
      swaps, net of tax                                                 -           -          1,372                 -            -
                                                              ----------- -----------    -----------       -----------   ----------
     Comprehensive income                                               -           -          1,372                 -            -
                                                              ----------- -----------    -----------       -----------   ----------
Balance December 31, 2003 (Post-acquisition)                  $         - $         -    $     1,372       $         -   $  679,465
   Adjustment to pushdown of purchase price and related costs           -           -              -                 -      (16,444)
   Tax sharing note receivable - Southern Union                         -           -              -                 -            -
   Comprehensive income:
     Net earnings                                                       -           -              -                 -            -
     Unrealized gain related to interest rate
      swaps, net of tax                                                 -           -            405                 -            -
                                                              ----------- -----------    -----------       -----------   ----------
     Comprehensive income prior to change in legal
      ownership structure (see Note I)                                  -           -            405                 -            -
                                                              ----------- -----------    -----------       -----------   ----------
   Change in legal ownership structure                            761,674           -              -                 -     (663,021)
   Comprehensive income:
     Net earnings                                                  16,056           -              -                 -            -
     Unrealized loss related to interest rate
      swaps, net of tax                                                 -           -         (1,232)                -            -
                                                              ----------- -----------    -----------       -----------   ----------
     Comprehensive income                                          16,056           -         (1,232)                -            -
                                                              ----------  -----------    -----------       -----------   ----------
Balance September 30, 2004 (Post-acquisition)                 $   777,730 $         -    $       545       $         -   $        -
                                                              =========== ===========    ===========       ===========   ==========

                                                                                              Tax Sharing
                                                                  Retained        Note            Note
                                                                  Earnings     Receivable-      Southern
                                                                  (Deficit)    CMS Capital        Union         Total
                                                                 -----------   ------------    ----------    -----------
Balance January 1, 2003 (Pre-acquisition)                        $  (340,031)  $   (150,000)   $         -   $   752,584
   Comprehensive income:
     Net earnings                                                     50,014              -              -        50,014
     Unrealized loss related to interest rate swaps, net of tax            -              -              -        (3,180)
                                                                 -----------   ------------    -----------   -----------
     Comprehensive income                                             50,014              -              -        46,834
                                                                 -----------   ------------    -----------   -----------
   Return of capital - Centennial                                          -              -              -       (40,000)
   Return of capital - Guardian equity investment                          -              -              -       (27,781)
   Capital contribution from CMS Gas Transmission                          -              -              -        15,149
   Other                                                                   -              -              -           194
                                                                 -----------   ------------    -----------   -----------
Balance June 11, 2003 (Acquisition date)                         $  (290,017)  $   (150,000)   $         -   $   746,980
                                                                 -----------   ------------    -----------   -----------
   Acquisition adjustments to eliminate original balances            290,017        150,000              -      (746,980)
   Pushdown of purchase price and related costs                            -              -              -       679,465
   Tax sharing note receivable - Southern Union                            -              -        (85,471)      (85,471)
                                                                 -----------   ------------    ----------    -----------
Balance June 12, 2003 (Post-acquisition)                                   -              -        (85,471)      593,994
Comprehensive Income
   Comprehensive income:
     Net earnings                                                     51,452              -              -        51,452
     Unrealized gain related to interest rate swaps, net of tax            -              -              -         1,372
                                                                 -----------   ------------    -----------   -----------
     Comprehensive income                                             51,452              -              -        52,824
                                                                 -----------   ------------    -----------   -----------
Balance December 31, 2003 (Post-acquisition)                     $    51,452   $          -    $   (85,471)  $   646,818
   Adjustment to pushdown of purchase price and related costs              -              -              -       (16,444)
   Tax sharing note receivable - Southern Union                            -              -         (5,467)       (5,467)
   Comprehensive income:
     Net earnings                                                     47,201              -              -        47,201
     Unrealized gain related to interest rate swaps, net of tax            -              -              -           405
                                                                 -----------   ------------    -----------   -----------
     Comprehensive income prior to change in legal
      ownership structure                                             47,201              -              -        47,606
                                                                 -----------   ------------    -----------   -----------
   Change in legal ownership structure (see Note I)                  (98,653)             -              -             -
   Comprehensive income:
     Net earnings                                                          -              -              -        16,056
     Unrealized loss related to interest rate swaps, net of tax            -              -              -        (1,232)
                                                                 -----------   ------------    -----------   -----------
     Comprehensive income                                                  -              -              -        14,824
                                                                 -----------   ------------    -----------   -----------
Balance September 30, 2004 (Post-acquisition)                    $         -   $          -    $   (90,938)  $   687,337
                                                                 ===========   ============    ===========   ===========

                             See accompanying notes.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          POST-ACQUISITION          PRE-ACQUISITION
                                                                                ---------------------------------   ---------------
                                                                                NINE MONTHS ENDED     JUNE 12 -       JANUARY 1 -
                                                                                   SEPTEMBER 30,    SEPTEMBER 30,      JUNE 11,
                                                                                      2004             2003              2003
                                                                                -----------------    ------------   ---------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
        Net earnings                                                                 $  63,257       $  24,733         $  50,014
        Adjustments to reconcile net earnings to net cash from operating activities:
          Depreciation and amortization                                                 45,201          19,512            23,110
          Cumulative effect of change in accounting principle                                -               -            (2,003)
          Gain on extinguishment of debt                                                  (231)         (6,123)                -
          Deferred income taxes, net                                                    29,159          16,088            30,532
          Debt premium amortization, net                                                (4,429)         (5,771)             (201)
          Changes in operating assets and liabilities:
              Accounts receivable                                                       16,485          10,465               219
              Inventory                                                                 (7,133)        (21,457)            2,520
              Gas imbalances - receivable                                                2,906          30,149           (30,952)
              Other assets                                                              (7,243)          2,295            11,955
              Payables                                                                   7,922           4,788             2,883
              Accrued taxes                                                              9,271           6,419             6,673
              Interest accrued                                                         (12,094)        (11,341)           (4,768)
              Gas imbalances - payable                                                  (5,548)        (12,120)           27,527
              Other liabilities                                                         (5,837)         (6,056)           (6,915)
                                                                                     ---------       ---------         ---------
                  Net cash flows from operating activities                             131,686          51,581           110,594
                                                                                     ---------       ---------         ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
        Net increase in current Note receivable - Southern Union                       (11,520)        (74,204)                -
        Net increase in current Note receivable - CMS Capital                                -               -           (62,570)
        Capital and investment expenditures                                           (109,509)        (26,221)          (29,339)
        Sale (purchase) of system gas,net                                                    -             490            (2,724)
        Sale of Centennial                                                                   -               -            40,000
        Retirements and other                                                             (264)            496              (886)
                                                                                     ---------       ---------         ---------
                  Net cash flows used in investing activities                         (121,293)        (99,439)          (55,519)
                                                                                     ---------       ---------         ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
        Change in bank overdrafts                                                        4,123             319               219
        Debt issuance                                                                  200,000         550,000            10,000
        Debt retirements                                                              (206,904)       (542,129)          (45,852)
        Debt issuance costs                                                             (1,050)         (3,995)                -
        Debt retirement costs                                                                -          (1,595)
        Return of capital                                                                    -               -           (40,000)
                                                                                     ---------       ---------         ---------
                  Net cash flows from (used in) financing activities                    (3,831)          2,600           (75,633)
                                                                                     ---------       ---------         ---------
        Change in cash and cash equivalents                                              6,562         (45,258)          (20,558)
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                16,810          59,987            80,545
                                                                                     ---------       ---------         ---------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  23,372       $  14,729         $  59,987
                                                                                     =========       =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 CASH PAID DURING THE PERIOD FOR:
        Interest (net of amounts capitalized)                                        $  63,405       $  32,815         $  38,187
        Income taxes (net of refunds)                                                       76               -                83
OTHER NONCASH INVESTING AND FINANCING ACTIVITIES WERE:

        Return of capital - Guardian equity investment                               $       -       $       -         $ (27,781)
        Property contributions received                                                      -               -            15,149

                             See accompanying notes.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Form 10-K of Panhandle Eastern Pipe Line Company, LLC (now Panhandle Eastern Pipe Line Company, LP), a Delaware limited partnership, including all of its subsidiaries (collectively, Panhandle), for the year ended December 31, 2003. All dollar amounts in the tables herein are stated in thousands, unless otherwise indicated. Certain prior period amounts have been reclassified to conform with the current period presentation, which includes a reclassification on the Consolidated Statements of Cash Flows of $62,570,000 and $74,204,000 of net increases in current Notes receivable from affiliates for the 2003 periods from January 1-June 11 and June 12-September 30, respectively, from Financing Activities to Investing Activities.

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

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Panhandle Acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted in the United States of America with Panhandle allocating the purchase price paid by Southern Union to Panhandle's net assets as of the acquisition date. The Panhandle assets acquired and liabilities assumed have been recorded based on their estimated fair value as of the acquisition date based on the results of outside appraisals. Accordingly, the post-acquisition financial statements reflect a new basis of accounting and pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable. During the six month period ended June 30, 2004, Southern Union's estimated deferred state income tax liability incurred as a result of the Panhandle Acquisition was reduced by $17,918,000, which resulted in corresponding reductions in Partners' capital, Intangibles, net, and Deferred income taxes, net totaling $17,918,000, $22,066,000 and $4,148,000, respectively. Partners' capital was increased by $1,474,000 due to additional transaction costs recorded which also increased Plant in service. Based on the final valuation, certain contingent liabilities were reduced by $9,930,000 with a corresponding decrease to Plant in service.

The following table summarizes the final adjusted purchase accounting-based changes in owner's equity associated with the acquisition as of June 11, 2003 including details of the fair value adjustments to the pre-acquisition carrying amounts of the net assets acquired.

Owner's Equity, pre-acquisition                                                 $ 746,980
Fair value adjustments to pre-acquisition net assets:
  Current assets, excluding system gas                         1,177
  System gas                                                  14,055
  Property, plant and equipment                              230,065
  Intangibles                                                  9,503
  Goodwill                                                  (112,582)
  Deferred debt costs                                        (14,469)
  Other assets                                                  (352)
  Current liabilities                                           (863)
  Long-term debt                                             (63,764)
  Deferred credits and other liabilities                     (12,614)
                                                             -------
    Net fair value adjustments                                                     50,156
  Net liabilities retained by CMS                                                  50,811
  Elimination of CMS Capital note receivable                                     (184,926)
                                                                                ---------
Subtotal                                                                          663,021
  Tax sharing note receivable                                                     (90,938)
                                                                                ---------
Adjusted Owner's Equity, post-acquisition                                       $ 572,083
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

EITF 01-8, "DETERMINING WHETHER AN ARRANGEMENT CONTAINS A LEASE" (EITF 01-8): In May 2003, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF 01-8 that outlines certain criteria for determining when a contract or portion thereof should be accounted for as a lease within the scope of SFAS No. 13, "Accounting for Leases". Because of certain contractual changes entered into during January 2004 between Trunkline LNG and BG LNG Services, Inc., a subsidiary of BG Group of the United Kingdom (BG LNG Services), regarding LNG services at the Lake Charles facility, the BG LNG Services contract was required to be reassessed under the provisions of EITF 01-8 and was determined to contain an operating lease. The impact of this accounting treatment did not have an impact on Panhandle's financial condition or results of operations.

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

III REGULATORY MATTERS

In conjunction with a FERC Order issued in September 1997, certain natural gas producers were required to refund previously collected Kansas ad valorem taxes to interstate natural gas pipelines. These pipelines were ordered to refund these amounts to their customers. All payments were to be made in compliance with prescribed FERC requirements. In June 2001, Panhandle filed a proposed settlement of these proceedings which all the customers and most of the producers supported. The settlement provided for the producers to refund and the customers to accept a reduction from the amounts originally billed to the producers. In September 2001, the FERC approved the settlement without modification and the settlement became effective on October 15, 2001. Settlements were reached with all of the non-settling producers in November 2003, except for Pioneer Natural Resources, Inc. (Pioneer). A FERC hearing to resolve the outstanding issues with Pioneer was conducted on October 16, 2003. FERC orders which established Pioneer's refund amount were issued on June 2, 2004 and October 12, 2004. On January 29, 2004 and February 13, 2004, the Commission approved settlements with the remaining non-settling producers. At September 30, 2004 and December 31, 2003, accounts receivable included $266,000 and $3,017,000, respectively, for Kansas ad valorem tax collections due from natural gas producers. At September 30, 2004 and December 31, 2003, other current liabilities included $472,000 and $8,556,000, respectively, for Kansas ad valorem tax collections due to customers.

In December 2002, FERC approved a Trunkline LNG certificate application to expand the Lake Charles facility to approximately 1.2 Bcf per day of sustainable send out capacity versus the current sustainable send out capacity of .63 Bcf per day and increase terminal storage capacity to 9 Bcf from the current 6.3 Bcf. BG LNG Services has

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contract rights for the .57 Bcf per day of additional capacity. Construction on the Trunkline LNG expansion project (Phase I) commenced in September 2003 and is expected to be completed at an estimated cost totaling $137 million, plus capitalized interest, by the end of 2005. On September 17, 2004, as modified on September 23, 2004, FERC approved Trunkline LNG's further incremental LNG expansion project (Phase II). Phase II is estimated to cost approximately $77 million, plus capitalized interest, and would increase the LNG terminal sustainable send out capacity to 1.8 Bcf per day. Phase II has an expected in-service date of mid-2006. BG LNG Services has contracted for all the proposed additional capacity, subject to Trunkline LNG achieving certain construction milestones at this facility. Approximately $107 million of costs are included in the line item Construction work-in-progress for the expansion projects through September 30, 2004.

In February 2004, Trunkline filed an application with the FERC to request approval of a 30-inch diameter, approximately 23-mile natural gas pipeline loop from the LNG terminal. Trunkline's filing was approved on September 17, 2004, as modified on September 23, 2004. The estimated cost of this pipeline expansion is approximately $41 million, plus capitalized interest. The pipeline creates additional transport capacity in association with the Trunkline LNG expansion and also includes new and expanded delivery points with major interstate pipelines. Approximately $5 million of costs are included in the line item Construction work-in-progress for this project through September 30, 2004.

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

                                      POST-ACQUISITION              POST-ACQUISITION         PRE-ACQUISITION
                                   ----------------------  --------------------------------  ---------------
                                     THREE MONTHS ENDED    NINE MONTHS ENDED    JUNE 12 -      JANUARY 1-
                                         SEPTEMBER 30,        SEPTEMBER 30,   SEPTEMBER 30,     JUNE 11,
RELATED PARTY TRANSACTIONS           2004           2003          2004           2003             2003
--------------------------         -------        -------  -----------------  -------------  ---------------
Transportation and storage
 of natural gas                    $   974        $ 1,091        $ 2,906        $ 1,293          $28,094
Other operating revenues                54             54            154             67              410
Operation and maintenance
  Management & royalty fees          2,732          2,939          8,973          2,939                -
  Other expenses (a)                 4,948          4,171         13,586          4,872            9,727
Other income (expense), net            468             54          1,166             54            6,162

(a) Includes corporate allocations and insurance paid by parent for 2004 and 2003. Benefit plan costs are included in the pre-acquisition period of 2003.

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

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in Other income (expense), net, is interest income of $6,204,000 for the period January 1 through June 11, 2003 related to interest on the Note receivable - CMS Capital. The Note receivable - CMS Capital of $184,926,000 as of the acquisition date was eliminated with the acquisition of Panhandle by Southern Union (see Note I -- Corporate Structure). The $150,000,000 portion of the note classified as a reduction to equity as of the acquisition date was also eliminated.

Pursuant to a demand note with Southern Union under a cash management program, Panhandle has loaned excess cash, net of repayments, totaling $98,870,000 to Southern Union since the Panhandle Acquisition; net repayments of $87,015,000 and net loans of $11,520,000 were recorded during the three and nine month periods ended September 30, 2004, respectively. Panhandle is credited with interest on the note at a one month London InterBank Offered Rate (LIBOR). Included in Other income (expense), net is interest income of $468,000 for the three month period ended September 30, 2004 and $1,166,000 for the nine month period ended September 30, 2004 related to interest on the Note receivable - Southern Union. Panhandle expects to draw down on the note over the next twelve months to fund capital expenditures in excess of operating cash flows and has thus reflected the note receivable from Southern Union as a current asset.

A summary of certain balances due from or (due to) related parties included in the Consolidated Balance Sheets for the periods presented is as follows:

                                                                        SEPTEMBER 30,             DECEMBER 31,
RELATED PARTY BALANCES                                                      2004                      2003
----------------------                                                  -------------             ------------
Note receivable - Southern Union                                        $  98,870                 $  87,350
Accounts receivable                                                           731                       816
Accounts payable                                                          (14,947)                   (9,039)
Owner's equity - Tax sharing note receivable - Southern Union              90,938                    85,471
Deferred tax - receivable                                                       -                     8,684

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

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Panhandle's subsidiary LNG Holdings is party to interest rate swap agreements with an aggregate notional amount of $195,902,000 as of September 30, 2004 that fix the interest rate applicable to floating rate long-term debt and which qualify for hedge accounting. For the nine month periods ended September 30, 2004 and 2003, the amount of swap ineffectiveness was not significant. As of September 30, 2004, floating rate LIBOR based interest payments were exchanged for weighted average fixed rate interest payments of 5.88%, which does not include the spread on the underlying variable debt rate of 1.625%. As such, payments or receipts on interest rate swap agreements, in excess of the liability recorded, are recognized as adjustments to interest expense. As of September 30, 2004 and December 31, 2003, the fair value liability position of the swaps was $14,299,000 and $19,806,000, respectively. Current market pricing models were used to estimate fair values of interest rate swap agreements.

In March 2004, Panhandle entered into interest rate swaps to hedge the risk associated with the fair value of its $200 million 2.75% Senior Notes (see Note VI -- Debt). These swaps are designated as fair value hedges and qualify for the short cut method under SFAS No. 133. Under the swap agreements Panhandle will receive fixed interest payments at a rate of 2.75% and will make floating interest payments based on the six-month LIBOR. No ineffectiveness is assumed in the hedging relationship between the debt instrument and the interest rate swap. As of September 30, 2004, these swaps have an average interest rate of 2.07%.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VI DEBT

                                                                SEPTEMBER 30,         DECEMBER 31,
LONG-TERM DEBT                                  YEAR DUE            2004                  2003
--------------                                  --------        -------------         ------------
6.125% Senior Notes                               2004          $         -           $   146,080
7.875% Senior Notes                               2004                    -                52,455
6.50% Senior Notes                                2009               60,623                60,623
8.25% Senior Notes                                2010               40,500                40,500
7.00% Senior Notes                                2029               66,305                66,305
4.80% Senior Notes                                2008              300,000               300,000
6.05% Senior Notes                                2013              250,000               250,000
2.75% Senior Notes                                2007              200,000                     -
LNG bank loans (floating rate)                    2007              261,200               269,570
                                                                -----------           -----------
  Total debt outstanding                                          1,178,628             1,185,533
Current portion of long-term debt                                   (12,021)             (209,671)
Interest rate swaps (2.75% Senior Notes)                             (3,633)                    -
Unamortized debt premium, net                                        15,293                19,911
                                                                -----------           -----------
Total long-term debt                                            $ 1,178,267           $   995,773
                                                                ===========           ===========

Panhandle has $1,190,288,000 of debt recorded at September 30, 2004, of which $12,021,000 is current. Debt of $929,088,000, including net premiums of $15,293,000 and unamortized interest rate swaps of $3,633,000, is at fixed rates ranging from 2.75 percent to 8.25 percent, with $261,200,000 of variable rate bank loans having an average rate of 3.1 percent and 2.9 percent for the three and nine month periods ended September 30, 2004, respectively. The variable rate loans are secured by the Trunkline LNG facilities. See Note V -- Accounting for Derivatives and Hedging Activities for discussion of interest rate swap agreements associated with outstanding debt.

Panhandle's notes are subject to certain requirements such as the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained, and limitations on liens. At September 30, 2004, Panhandle, based on the currently most restrictive debt covenant requirements, was subject to a $294,450,000 limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $321,362,000 of additional secured indebtedness or other defined liens based on a limitation on liens covenant.

At September 30, 2004, Panhandle had scheduled debt payments of $2,767,000, $12,548,000, $13,969,000, $431,916,000, $300,000,000 and $417,428,000 for the
remainder of 2004 and for the years 2005 through 2008 and thereafter, respectively.

On March 12, 2004, Panhandle issued $200,000,000 of 2.75% Senior Notes due 2007, Series A in reliance on an exemption from the registration requirements of the Securities Act of 1933 for offers and sales of securities not involving a public offering or sale, in order to refinance Panhandle's maturing debt. Panhandle used a portion of the net proceeds to retire $146,080,000 of 6.125% Senior Notes which matured on March 15, 2004, as well as for other general corporate purposes. A portion of the remaining net proceeds was also used to pay off the $52,455,000 of 7.875% Senior Note which matured on August 15, 2004. Panhandle filed a registration statement on May 12, 2004 to initiate an exchange of the unregistered 2.75% Senior Notes due 2007, Series A for substantially identical securities registered under the Securities Act of 1933. Such exchange was completed June 25, 2004.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VII EMPLOYEE BENEFITS

COMPONENTS OF NET PERIODIC BENEFIT COST

Net periodic benefit costs for the three and nine month periods ended September 30, 2004 for OPEB includes the following components:

                                              THREE MONTHS      THREE MONTHS      NINE MONTHS
                                                  ENDED             ENDED            ENDED
                                              SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
OPEB                                              2004              2003             2004
----                                          -------------     -------------    -------------
Service cost                                   $   641           $   633          $ 1,761
Interest cost                                      784               692            2,153
Expected return on plan assets                    (175)                -             (327)
Amortization of prior service cost                   -                 -                -
Amortization of transition obligation                -                 -                -
Recognized actuarial gain (loss)                     -                 -                -
Settlement recognition                               -                 -                -
                                               -------           -------          -------
Net periodic benefit cost                      $ 1,250           $ 1,325          $ 3,587
                                               =======           =======          =======

For the three and nine month periods ended September 30, 2004, approximately $1,953,000 and $5,859,000 in contributions have been made to the OPEB plan, respectively. Panhandle presently anticipates contributing an additional $1,953,000 to fund the OPEB plan during the remainder of 2004 for a total of $7,812,000 for the calendar year.

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

Following the June 11, 2003 acquisition by Southern Union, Panhandle continues to provide certain retiree benefits through employer contributions to a qualified defined contribution plan, which contributions range from four to six percent of the participating employee's salary based on the participating employee's age and years of service. During the three and nine month periods ended September 30, 2004 approximately $1 million and $3 million, respectively, was recorded as expense associated with Panhandle contributions to the qualified defined contribution plan. Approximately $1 million was recorded as expense for the three month period ended September 30, 2003. Panhandle, through its former parent company, participated in the CMS pension plan, a defined benefit plan. The total pension plan expenses, which were allocated to Panhandle by CMS, were approximately $3 million for the period January 1 through June 11, 2003. There were no contributions made by Panhandle to CMS on behalf of the CMS pension plan for these periods.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VIII COMPREHENSIVE INCOME

The table below provides an overview of comprehensive income for the periods indicated.

                                                  POST-ACQUISITION                     POST-ACQUISITION             PRE-ACQUISITION
                                                  ----------------          -----------------------------------     ---------------
                                                    THREE MONTHS            NINE MONTHS ENDED       JUNE 12 -         JANUARY 1 -
                                                 ENDED SEPTEMBER 30,          SEPTEMBER 30,       SEPTEMBER 30,        JUNE 11,
                                               2004              2003             2004                2003               2003
                                            ---------------------------     ----------------      -------------     ---------------
Net earnings                                $ 16,056           $ 20,121          $ 63,257           $ 24,733          $ 50,014

Unrealized gain (loss) related to
   interest rate swaps, net of tax            (1,232)               789              (827)             1,795            (3,180)
                                            --------           --------          --------           --------          --------
Total comprehensive income                  $ 14,824           $ 20,910          $ 62,430           $ 26,528          $ 46,834
                                            ========           ========          ========           ========          ========

Accumulated other comprehensive income reflected in the Consolidated Balance Sheet at September 30, 2004, includes unrealized gains related to interest rate swaps.

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

Hope Land Mineral Corporation contends that it owns the storage rights to property that contains a portion of Panhandle's Howell storage field. During June 2003, the Michigan Court of Appeals reversed the trial court's previous order, which had granted summary judgment in favor of Panhandle and dismissed the case. Panhandle filed an appeal of the Court of Appeals order with the Michigan Supreme Court which was denied in December of 2003. The trial has been transferred back to the trial court for a trial on the merits. The case is presently expected to begin in 2005. Panhandle does not believe the outcome of this case will have a material adverse effect on Panhandle's consolidated results of operations or financial position.

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

As part of the cleanup program resulting from contamination due to the use of lubricants containing PCBs in compressed air systems, Panhandle Eastern Pipe Line and Trunkline have identified PCB levels above acceptable levels inside the auxiliary buildings that house the air compressor equipment at thirty-three compressor station sites. Panhandle has developed and is implementing a United States Environmental Protection Agency (EPA) approved process to remediate this PCB contamination in accordance with federal, state and local regulations. Thirteen sites have been decontaminated per the EPA approved process as prescribed in the EPA regulations.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Panhandle expects these cleanup programs for all of the above matters to continue for several years and has estimated its share of remaining cleanup costs to range from $8,835,000 to $16,795,000. At September 30, 2004, Panhandle has related accruals totaling approximately $13,507,000, of which $3,474,000 is included in Other current liabilities for the estimated current amounts and $10,033,000 is included in Other non-current liabilities on the Consolidated Balance Sheet. At December 31, 2003, Panhandle had $2,933,000 included in Other current liabilities and $11,644,000 included in Other non-current liabilities.

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

In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline's Cypress compressor station is affected and may require the installation of emission controls. New regulations also require certain grandfathered facilities in Texas to enter into the new source permit program which may require the installation of emission controls at five additional facilities. These rules affect six company facilities in Texas at an estimated cost of approximately $12 million for capital improvements through March 2007, based on current projections.

The EPA promulgated various Maximum Achievable Control Technology (MACT) rules in February 2004. The rules require that Panhandle Eastern Pipe Line and Trunkline control Hazardous Air Pollutants (HAPs) emitted from certain internal combustion engines at major HAPs sources. Most of Panhandle Eastern Pipe Line and Trunkline compressor stations are major HAPs sources. The HAPs pollutant of concern for Panhandle Eastern

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pipe Line and Trunkline is formaldehyde. As promulgated, the rule seeks to reduce formaldehyde emissions by 76% from these engines. Catalytic controls will be required to reduce emissions under these rules with a final implementation date of May 2007. Panhandle Eastern Pipe Line and Trunkline have 22 internal combustion engines subject to the rules. It is expected that compliance with these regulations will cost an estimated $5 million for capital improvements, based on current projections.

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

CONTROLLED GROUP PENSION LIABILITIES. Southern Union (including certain of its divisions) sponsors a number of defined benefit pension plans for employees. Under applicable pension and tax laws, upon being acquired by Southern Union, Panhandle became a member of Southern Union's "controlled group" with respect to those plans, and, along with Southern Union and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any and all of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated. In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union's controlled group, including Panhandle and each of its subsidiaries. Based on the latest actuarial information available as of June 30, 2004, the aggregate amount of the projected benefit obligations of these pension plans was approximately $363,486,000 and the estimated fair value of all of the assets of these plans was approximately $276,155,000.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Panhandle's financial condition, changes in financial condition and results of operations. The following section includes an overview of Panhandle's business as well as recent developments that Panhandle believes are important in understanding its results of operations, and to anticipate future trends in those operations. Subsequent sections include an analysis of Panhandle's results of operations on a consolidated basis and information relating to Panhandle's liquidity and capital resources, quantitative and qualitative disclosures about market risk, an outlook perspective for Panhandle, and other matters. All dollar amounts in the tables herein are stated in thousands.

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

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Under the terms of the Panhandle sale agreement, CMS retained Panhandle's ownership interests in and obligations associated with the Centennial and Guardian pipeline projects, as well as certain of Panhandle's net deferred tax assets, all tax liabilities, and pension and certain other postretirement assets and liabilities. In accordance with the sale agreement, Panhandle disposed of its interest in Centennial via sale to its partners and Guardian and certain cash collateral related to Guardian was transferred to CMS. The Note receivable from CMS Capital was included in the sale to Southern Union but was eliminated under pushdown accounting (see Note IV -- Related Party Transactions). On March 1, 2003, certain assets previously held by CMS with a net book value of $15,149,000 were contributed to Panhandle by CMS and were included in the Southern Union purchase.

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

A majority of Panhandle's total operating revenue comes from long-term service agreements with local distribution company customers and their affiliates. Panhandle also provides firm transportation services under contract to gas marketers, producers, other pipelines, electric power generators, and a variety of end-users. In addition, Panhandle's pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis. Demand for gas transmission on Panhandle's pipeline systems is seasonal, with the highest throughput and a higher portion of annual total operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters. For the years 1999 to 2003, Panhandle's combined throughput was 1,139 trillion British thermal units (TBtu), 1,374 TBtu, 1,335 TBtu, 1,259 TBtu and 1,380 TBtu, respectively. For the nine month periods ended September 30, 2004 and September 30, 2003, Panhandle's combined throughput was 957 TBtu and 1,039 TBtu, respectively. Beginning in March 2000, the combined throughput includes Sea Robin's throughput.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following is a comparison of consolidated net earnings for the three month periods ended September 30, 2004 and 2003.

                                                                POST-ACQUISITION
                                                                ----------------
                                                               THREE MONTHS ENDED                THREE
                                                                  SEPTEMBER 30,                  MONTHS
                                                               2004             2003             CHANGE
----------------------------------------------------------------------------------------------------------
Operating revenue:
  Reservation revenue                                       $  77,081         $  80,232         $  (3,151)
  LNG terminalling revenue                                     15,004            15,577              (573)
  Commodity revenue                                            14,719            16,138            (1,419)
  Other revenue                                                 2,514             2,271               243
                                                            ---------         ---------         ---------
    Total operating revenue                                   109,318           114,218            (4,900)

Operating expenses:
  Operation, maintenance and general                           49,125            52,933            (3,808)
  Depreciation and amortization                                15,178            16,348            (1,170)
  Taxes, other than on income and revenues                      7,044             7,018                26
                                                            ---------         ---------         ---------
    Total operating expenses                                   71,347            76,299            (4,952)
                                                            ---------         ---------         ---------
      Operating income                                         37,971            37,919                52

Other income (expense):
  Interest (expense), net                                     (12,030)          (11,274)             (756)
  Other, net                                                      446             6,607            (6,161)
                                                            ---------         ---------         ---------
    Total other expense, net                                  (11,584)           (4,667)           (6,917)
                                                            ---------         ---------         ---------
Earnings before income taxes                                   26,387            33,252            (6,865)

  Income taxes                                                 10,331            13,131            (2,800)
                                                            ---------         ---------         ---------

Net earnings                                                $  16,056         $  20,121         $  (4,065)
                                                            =========         =========         =========

OPERATING REVENUE. For the three months ended September 30, 2004, operating revenue decreased $4,900,000 versus the same time period during 2003. Such decrease is primarily due to lower reservation revenues of $3,151,000 primarily due to replacement of contract expirations on Trunkline during 2004 at lower average reservation rates than were in effect in 2003. Commodity revenues were down $1,419,000 primarily due to a reduction in throughput volumes of seven percent resulting from lower storage refills and lower parking revenue activity in 2004. Commodity revenues are dependent upon a number of variable factors, including weather, storage levels, and customer demand for firm, interruptible and parking services. In addition, LNG terminalling revenues were down $573,000 primarily due to reduced volumes received in 2004.

OPERATION, MAINTENANCE AND GENERAL. Operation, maintenance and general expenses decreased $3,808,000 for the three months ended September 30, 2004, versus the same time period during 2003, primarily due to the net overrecovery of approximately $1,790,000 in 2004 of previously underrecovered fuel volumes versus a net underrecovery of approximately $1,481,000 of fuel volumes in 2003 and a $968,000 reduction in contract storage expenses due to a reduction in contracted storage capacity beginning March 2004.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $1,170,000 for the three months ended September 30, 2004 versus the same time period during 2003 primarily due to preliminary estimated purchase price allocations used in the third quarter of 2003 which were revised in the fourth quarter of 2003.

Depreciation and amortization expense is expected to be slightly higher in the last quarter of 2004 as compared to the corresponding period in 2003 primarily due to approximately $2 million of reduced depreciation expense resulting from purchase accounting adjustments recorded in the fourth quarter of 2003 associated with the Panhandle Acquisition.

INTEREST, NET. Interest expense increased $756,000 for the three months ended September 30, 2004 versus the same time period during 2003, primarily due to lower debt premium amortization partially offset by lower interest expense as a result of refinancing and increased capitalized interest on the LNG expansion projects.

Debt premium amortization is expected to be lower for the next three months than during the same period of 2003 due to post-acquisition debt retirements, resulting in higher interest expense. However, cash interest should be lower during the next three months of 2004 versus 2003 and partially offset the reduced premium amortization. For further discussion of Panhandle's long-term debt, see Note VI -- Debt.

OTHER INCOME, NET. Other income, net for the three months ended September 30, 2004 decreased $6,161,000 versus the same time period during 2003, primarily due to a non-recurring $6,123,000 gain on debt extinguishment during the third quarter of 2003.

INCOME TAXES. Income taxes during the three months ended September 30, 2004, versus the same time period during 2003, decreased $2,800,000, primarily due to decreases in pretax income.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a comparison of consolidated net earnings for the nine month periods ended September 30, 2004 and 2003.

                                                                                 PRE-
                                                    POST-ACQUISITION          ACQUISITION       COMBINED
                                                    ----------------          -----------      NINE MONTHS
                                                JANUARY 1 -     JUNE 12 -      JANUARY 1         ENDED             NINE
                                               SEPTEMBER 30,  SEPTEMBER 30,     JUNE 11,      SEPTEMBER 30,       MONTHS
                                                   2004            2003           2003             2003           CHANGE
--------------------------------------------------------------------------------------------------------------------------
Operating revenue:
  Reservation revenue                           $ 256,156       $  97,349       $ 160,030       $ 257,379       $  (1,223)
  LNG terminalling revenue                         42,847          18,821          26,750          45,571          (2,724)
  Commodity revenue                                49,408          19,622          36,378          56,000          (6,592)
  Other revenue                                     7,427           2,955          11,112          14,067          (6,640)
                                                ---------       ---------       ---------       ---------       ---------
    Total operating revenue                       355,838         138,747         234,270         373,017         (17,179)

Operating expenses:
  Operation, maintenance and general              151,434          63,069          90,800         153,869          (2,435)
  Depreciation and amortization                    45,201          19,512          23,110          42,622           2,579
  Taxes, other than on income and revenues         21,244           8,613          12,478          21,091             153
                                                ---------       ---------       ---------       ---------       ---------
    Total operating expenses                      217,879          91,194         126,388         217,582             297
                                                ---------       ---------       ---------       ---------       ---------
      Operating income                            137,959          47,553         107,882         155,435         (17,476)

Other income (expense):
  Interest (expense), net                         (36,209)        (13,404)        (35,416)        (48,820)         12,611
  Other, net                                        1,686           6,672           6,077          12,749         (11,063)
                                                ---------       ---------       ---------       ---------       ---------
    Total other expense, net                      (34,523)         (6,732)        (29,339)        (36,071)          1,548
                                                ---------       ---------       ---------       ---------       ---------
Earnings before income taxes                      103,436          40,821          78,543         119,364         (15,928)

  Income taxes                                     40,179          16,088          30,532          46,620          (6,441)
                                                ---------       ---------       ---------       ---------       ---------
  Net earnings from continuing operations          63,257          24,733          48,011          72,744          (9,487)
                                                ---------       ---------       ---------       ---------       ---------

Cumulative effect of change in
  accounting principles, net of tax                    --              --           2,003           2,003          (2,003)
                                                ---------       ---------       ---------       ---------       ---------

Net earnings                                    $  63,257       $  24,733       $  50,014       $  74,747       $ (11,490)
                                                =========       =========       =========       =========       =========


OPERATING REVENUE. For the nine months ended September 30, 2004, operating revenue decreased $17,179,000 versus the same time period during 2003. Such decrease includes the impact of lower commodity revenues of $6,592,000 primarily due to an eight percent reduction in throughput volumes resulting from a cooler winter during 2003 versus 2004, lower storage refills and lower parking revenue activity in 2004. Commodity revenues are dependent upon a number of variable factors, including weather, storage levels, and customer demand for firm, interruptible and parking services. The decrease in revenues in 2004 was also affected by non-recurring imbalance cash out net gains of approximately $5,505,000 realized during 2003, lower LNG terminalling revenues of $2,724,000 primarily due to reduced volumes received in 2004 and lower reservation revenues of $1,223,000 during 2004 versus 2003 primarily due to lower storage capacity sold and certain contract expirations on Trunkline during 2004 at lower average reservation rates than were in effect in 2003, partially offset by higher average reservation rates on Panhandle Eastern Pipe Line's capacity.

OPERATION, MAINTENANCE AND GENERAL. Operation, maintenance and general expenses decreased $2,435,000 for the nine months ended September 30, 2004, versus the same time period during 2003, primarily due to the net overrecovery of approximately $6,067,000 in 2004 of previously underrecovered fuel volumes versus a net underrecovery of approximately $3,638,000 of fuel volumes in 2003 and decreased benefit costs of $2,439,000 associated with the change in benefit plans subsequent to the acquisition of Panhandle by Southern Union. Such decreases were partially offset by higher corporate charges of $9,389,000. Prior to the acquisition of Panhandle by Southern Union, corporate charges were temporarily reduced during the first half of 2003 by CMS due to Panhandle being a discontinued operation.

DEPRECIATION AND AMORTIZATION. For the nine months ended September 30, 2004, depreciation and amortization increased $2,579,000 versus the same time period during 2003, primarily due to the step-up of depreciable assets and assignment of purchase price to certain shorter-lived amortizable intangible assets related to the Panhandle Acquisition.

INTEREST, NET. Interest expense, net for the nine months ended September 30, 2004 was reduced by $12,611,000 versus the same time period during 2003 primarily due to amortization of debt premiums established in purchase accounting related to the Panhandle Acquisition by Southern Union, reduced cash interest charges as a result of Panhandle's debt refinancing during the third quarter of 2003 and the refinancing of the debt which matured in March 2004 and August 2004.

OTHER INCOME, NET. Other income, net for the nine months ended September 30, 2004 decreased $11,063,000 versus the same time period during 2003, primarily due to a non-recurring $6,123,000 gain on debt extinguishment during the third quarter of 2003. In addition, related party interest income decreased by $5,050,000 versus the same time period during 2003 due to lower average rates and balances in 2004. For further discussion of Panhandle's related party interest income, see Note IV -- Related Party Transactions.

INCOME TAXES. Income taxes during the nine months ended September 30, 2004, versus the same time period during 2003, decreased $6,441,000 primarily due to decreases in pretax income.

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

Cash flows from operating activities for the nine months ended September 30, 2004 were $132 million versus $162 million for the same time period during 2003. Changes in operating assets and liabilities used cash of $2 million for the nine months ended September 30, 2004 and $12 million for the same time period during 2003. The decrease in cash flows from operating activities for the nine months ended September 30, 2004 versus the same time period during 2003 was primarily attributable to the timing of payments and cash receipts related to Panhandle's working capital accounts and by a decrease in net income.

INVESTING ACTIVITIES. Historically, Panhandle's capital requirements have generally been satisfied through operating cash flow, except that Panhandle may utilize access to capital markets for extraordinary capital expenditures. Panhandle estimates expenditures associated with the Phase I and Phase II LNG terminal expansions and the Trunkline 30-inch diameter natural gas pipeline loop from the LNG terminal, excluding capitalized interest, to be approximately $117 million in 2004, $28 million of which was incurred in the third quarter of 2004; $88 million and $7 million is expected to be incurred in 2005 and 2006, respectively. These estimates were developed for budget planning purposes and are subject to revision.

Cash flows used in investing activities for the nine month period ended September 30, 2004 decreased by approximately $34 million versus the same time period in 2003 primarily due to a $125 million decrease in loans made to affiliated companies during 2004, partially offset by proceeds from the sale of Centennial in the first quarter of 2003 of $40 million and an increase in capital expenditures of approximately $54 million during 2004 primarily related to the LNG expansion.

FINANCING ACTIVITIES. Panhandle's note provisions are subject to requirements such as the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained, and limitations on liens. At September 30, 2004, Panhandle, based on the currently most restrictive debt covenant requirements, was subject to a $294,450,000 limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $321,362,000 of additional secured indebtedness or other defined liens based on a limitations on liens covenant.

At September 30, 2004, Panhandle had scheduled debt principal payments of $2,767,000, $12,548,000, $13,969,000, $431,916,000, $300,000,000 and
$417,428,000 for the remainder of 2004 and for the years 2005 through 2008 and thereafter, respectively.

On March 12, 2004, Panhandle issued $200,000,000 of 2.75% Senior Notes due 2007, Series A in reliance on an exemption from the registration requirements of the Securities Act of 1933 for offers and sales of securities not involving a public offering or sale, in order to refinance Panhandle's maturing debt. Panhandle used a portion of the net proceeds to retire $146,080,000 of 6.125% Senior Notes which matured on March 15, 2004, as well as for other general corporate purposes. A portion of the remaining net proceeds was also used to pay off the $52,455,000 of 7.875% Senior Note which matured August 15, 2004. Panhandle filed a registration statement on May 12, 2004 to initiate an exchange of the unregistered 2.75% Senior Notes due 2007, Series A for substantially identical securities registered under the Securities Act of 1933. Such exchange was completed June 25, 2004.

Cash flows used in financing activities for the nine months ended September 30, 2004 decreased by approximately $69 million versus the same time period in 2003 primarily due to the transfer of the Centennial sale proceeds to CMS of $40 million during 2003, a decrease in net debt retirements and related net issuance costs of $26 million during 2003 and an increase in bank overdrafts of $3 million. Panhandle may enter into a credit facility or utilize other available sources of capital to cover any potential short-term financing needs during the period of higher than normal capital expenditures through 2005, primarily related to the LNG expansions.

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

Trunkline LNG entered into a 22-year contract with BG LNG Services beginning January 2002, for all the uncommitted capacity at the Lake Charles, Louisiana facility. Trunkline LNG announced the planned expansion of the Lake Charles facility to approximately 1.2 Bcf per day of send out capacity, up from its current send out capacity of .63 Bcf per day and in December 2002, FERC approved the expansion of the LNG regasification terminal storage capacity to 9 Bcf from the current storage capacity of 6.3 Bcf. The expanded facility is currently expected to be in operation by the end of 2005. On September 17, 2004, as modified on September 23, 2004, FERC approved Trunkline LNG's further incremental LNG expansion project. This expansion will increase the LNG terminal's sustainable send out capacity to 1.8 Bcf per day by mid-2006. BG LNG Services has contracted for all the proposed additional capacity subject to Trunkline LNG achieving certain construction milestones at this facility.

Panhandle previously owned a one-third interest in Guardian, which constructed a 141-mile, 36-inch pipeline from Illinois to southeastern Wisconsin for the transportation of natural gas and began operations in December 2002. On March 10, 2003, Panhandle's ownership interest in Guardian was transferred to CMS Gas Transmission. Trunkline was the operator of the Guardian pipeline until June 30, 2004 when the current agreement with Guardian expired. This is not expected to have a material impact on Panhandle's results of operations.

OTHER MATTERS

CUSTOMER CONCENTRATION. Panhandle provides LNG terminalling and regasification services and a comprehensive array of transportation and storage services to approximately five hundred customers. Such customers are principally located in the midwest and southwest regions of the United States. The following is a comparison of the percent of operating revenue by customer for the nine month periods ended September 30, 2004 and 2003.

                                    PERCENT OF OPERATING REVENUE FOR
                                           NINE MONTHS ENDED
                                            SEPTEMBER 30,
CUSTOMER                                  2004       2003
------------------------------            ----       ----
ProLiance                                  17         16
BG LNG Services                            16         16
CMS Energy subsidiaries (1)                10         13
Other Top 10 customers                     27         26
Remaining customers                        30         29
                                          ---        ---
  Total percentage                        100%       100%
                                          ===        ===

(1) Primarily Consumers Energy

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

In 2004, final rules were promulgated by the EPA regarding control of hazardous air pollutants. Twenty engines owned by Panhandle are affected. In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline's Cypress compressor station is affected and may require the installation of emission controls. New regulations also require certain grandfathered facilities to enter into the new source permit program which may require the installation of emission controls at five additional facilities. These rules affect six company facilities in Texas. Panhandle expects controls to be installed by March 2007 (see Note IX -- Commitments and Contingencies - Environmental Matters).

Management believes that disposition of the environmental contingencies described herein will not have a material adverse affect on consolidated results of operations, cash flows, or financial position.

ENERGY AFFILIATE RULEMAKING. In response to changes in the structure of the energy industry, the FERC adopted Order No. 2004 on November 25, 2003 that established standards of conduct for energy affiliates of FERC-regulated entities. The final rule revises and conforms the current gas and electric standards by broadening the definition of an energy affiliate covered by the standards of conduct to include, in addition to current marketers or merchant affiliates, gathering, processing, intrastate pipelines and certain local distribution companies. On February 9, 2004, Panhandle Eastern Pipe Line, Trunkline, Trunkline LNG, Sea Robin and LNG Holdings submitted an informational filing describing the measures needed to comply with the standards of conduct. Southern Union has complied with Order No. 2004.

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

CONTROLLED GROUP PENSION LIABILITIES. Southern Union (including certain of its divisions) sponsors a number of defined benefit pension plans arising from its (including any of its present or former divisions) or its predecessor's businesses when Southern Union acquired Panhandle. Under applicable pension and tax laws, upon being acquired by Southern Union, Panhandle became a member of Southern Union's "controlled group" with respect to those plans, and, along with Southern Union and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any and all of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated. In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union's controlled group, including Panhandle and each of its subsidiaries. Based on the latest actuarial information available as of June 30, 2004, the aggregate amount of the projected benefit

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

obligations of these pension plans was approximately $363,486,000 and the estimated fair value of all of the assets of these plans was approximately $276,155,000.

PENDING SOUTHERN UNION ACQUISITION. Pursuant to a purchase agreement dated as of June 24, 2004 and amended as of September 1, 2004, CCE Holdings, LLC (CCE), a joint venture between Southern Union and its 50% equity partner GE Commercial Finance Energy Financial Services, agreed to acquire 100% of the equity interests of CrossCountry Energy, LLC (CrossCountry) from Enron Corp. and its affiliates (collectively, Enron) for $2,450,000,000 in cash including the assumption of certain consolidated debt (the Transaction). The closing of the Transaction is subject to approval by certain state and federal regulatory bodies, in addition to satisfaction of customary closing conditions, and is expected to occur on or before December 17, 2004. It is currently contemplated that CCE will be operated by Southern Union, including the involvement of Panhandle management personnel.

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

EITF 01-8, "DETERMINING WHETHER AN ARRANGEMENT CONTAINS A LEASE" (EITF 01-8): In May 2003, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF 01-8 that outlines certain criteria for determining when a contract or portion thereof should be accounted for as a lease within the scope of SFAS No. 13, "Accounting for Leases". Because of certain contractual changes entered into during January 2004 between Trunkline LNG and BG LNG Services, Inc., a subsidiary of BG Group of the United Kingdom (BG LNG Services), regarding LNG services at the Lake Charles facility, the BG LNG Services contract was required to be reassessed under the provisions of EITF 01-8 and was determined to contain an operating lease. The impact of this accounting treatment did not have an impact on Panhandle's financial condition or results of operations.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION. The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements constitute forward-looking statements that are based on current expectations, estimates and projections about the industry in which Panhandle operates and management's beliefs and assumptions. These forward-looking statements are not historical facts, but rather reflect current expectations concerning future results and events. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe objectives, plans or goals are or may be forward-looking statements.

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

Panhandle does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

looking statements attributable to Panhandle or persons acting on Panhandle's behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Form 10-Q.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Panhandle performed an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), and with the participation of personnel from its Legal, Internal Audit and Financial Reporting Departments, of the effectiveness of the design and operation of Panhandle's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, Panhandle's CEO and CFO concluded that its disclosure controls and procedures were effective as of September 30, 2004 and have communicated that determination to the Board of Managers and Southern Union's Audit Committee, which also serves as our Audit Committee.

CHANGES IN INTERNAL CONTROLS

There has not been any change in Panhandle's internal controls over financial reporting identified in connection with our evaluation thereof that occurred during the quarter ended September 30, 2004 that materially affected, or is reasonably likely to materially affect, Panhandle's internal control over financial reporting.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Panhandle and certain of its affiliates are occasionally parties to lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing. Reference is made to ITEM 1. Financial Statements, Note IX -- Commitments and Contingencies - Litigation, Environmental Matters, and Air Quality Control, as well as to ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I. Financial Information for additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other legal matters.

ENVIRONMENTAL MATTERS - Panhandle and its affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on our present knowledge and subject to future legal and factual developments, Panhandle's management believes that it is unlikely that these actions, individually or in the aggregate, will have a material adverse effect on its financial condition. See ITEM 1. Financial Statements,
Note IX -- Commitments and Contingencies - Environmental Matters and Air Quality Control and ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I. Financial Information.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

EXHIBIT NO.                               DESCRIPTION
-----------     ---------------------------------------------------------------------
   31.1         Rule 13a - 14(a)/15d - 14(a) Certification of Chief Executive Officer

   31.2         Rule 13a - 14(a)/15d - 14(a) Certification of Chief Financial Officer

   32.1         Section 1350 Certification

   32.2         Section 1350 Certification

(b) REPORTS ON FORM 8-K:

    None

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

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

                                     PANHANDLE EASTERN PIPE LINE COMPANY, LP
                                     ---------------------------------------
                                                  (Registrant)

Date: November 9, 2004               By: /s/ THOMAS F. KARAM
                                         --------------------------------------
                                     Thomas F. Karam
                                     Chief Executive Officer

                                 EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION
-----------     -----------

   31.1         Rule 13a - 14(a)/15d - 14(a) Certification of Chief Executive
                Officer.

   31.2         Rule 13a - 14(a)/15d - 14(a) Certification of Chief Financial
                Officer.

   32.1         Section 1350 Certification.

   32.2         Section 1350 Certification.