Form 10-K
period 2004-12-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2005-03-16
CIK 76063

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

  Title of each Class                  Name of each exchange on which registered
4.80% Senior Notes due 2008, Series B            New York Stock Exchange
6.05% Senior Notes due 2013, Series B            New York Stock Exchange

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

Panhandle Eastern Pipe Line Company, LP meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 1, 2 and 7 have been reduced and Items 4, 6, 10, 11, 12 and 13 have been omitted in accordance with Instruction I.

===============================================================================

                                     PART I

ITEM 1. BUSINESS

                                  OUR BUSINESS

INTRODUCTION

Panhandle Eastern Pipe Line Company, LP (Panhandle Eastern Pipe Line) (formerly Panhandle Eastern Pipe Line Company, LLC), a Delaware limited partnership (together with its subsidiaries, Panhandle), is an indirect wholly-owned subsidiary of Southern Union Company (Southern Union Company and, together with its subsidiaries, Southern Union) since Southern Union's June 11, 2003 acquisition of Panhandle (Panhandle Acquisition) from CMS Gas Transmission Company (CMS Gas Transmission), a subsidiary of CMS Energy Corporation (CMS Energy and, together with CMS Gas Transmission, CMS). See ITEM 8. Financial Statements and Supplementary Data, Note I -- Corporate Structure. Panhandle is primarily engaged in the interstate transportation and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services. Panhandle is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The Panhandle entities include Panhandle Eastern Pipe Line, Trunkline Gas Company, LLC (Trunkline), a wholly-owned subsidiary of Panhandle Eastern Pipe Line, Sea Robin Pipeline Company, LLC (Sea Robin), an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line, Trunkline LNG Company, LLC (Trunkline LNG), which is a wholly-owned subsidiary of Trunkline LNG Holdings, LLC (LNG Holdings), an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line, and Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage), a wholly-owned subsidiary of Panhandle Eastern Pipe Line. Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet (bcf) per day and 72 bcf of owned underground storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America and has 6.3 bcf of above ground LNG storage capacity.

ACQUISITION OF PANHANDLE. On June 11, 2003, Southern Union acquired Panhandle from CMS Gas Transmission for approximately $581,729,000 in cash and 3,000,000 shares of Southern Union common stock (before adjustment for subsequent stock dividends), valued at approximately $48,900,000 based on market prices at closing of the Panhandle Acquisition and in connection therewith incurred transaction costs of approximately $31,922,000. At the time of the acquisition, Panhandle had approximately $1,157,228,000 of debt outstanding that it retained. Southern Union funded the cash portion of the acquisition with approximately $437,000,000 in cash proceeds it received from the January 1, 2003 sale of its Texas operations, approximately $121,250,000 in cash proceeds it received from concurrent common stock and equity units offerings and with working capital available to Southern Union. Southern Union structured the Panhandle Acquisition and the sale of its Texas operations in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended.

Panhandle Eastern Pipe Line and five of its subsidiaries, as well as Southern Union Panhandle, LLC, converted from Delaware corporations to Delaware limited liability companies in June 2003. On June 29, 2004, Panhandle Eastern Pipe Line was converted from a Delaware limited liability company to a limited partnership. Pursuant to the conversion, all rights and liabilities of Panhandle Eastern Pipe Line Company, LLC vested in Panhandle Eastern Pipe Line Company, LP. As a result of the conversion, retained earnings and member's capital were reclassified as partners' capital. There was no effect on Panhandle's results of operations (including income taxes), cash flows or financial position as a result of this conversion. Southern Union Panhandle, LLC serves as the general partner of Panhandle Eastern Pipe Line and owns a one percent general partner interest in Panhandle Eastern Pipe Line. Southern Union Company owns a ninety-nine percent limited partner interest in Panhandle Eastern Pipe Line.

Under the terms of the Panhandle sale agreement, CMS retained ownership of and all obligations associated with Centennial Pipeline, LLC (Centennial) and Guardian Pipeline, LLC (Guardian) pipeline projects, as well as certain of Panhandle's net deferred tax assets of $28,124,000, all tax liabilities of $17,405,000, net pension liabilities recorded of $42,965,000, certain other net post-retirement liabilities recorded of $16,351,000 and other net liabilities of $2,214,000. CMS also retained financial responsibility for all existing stock options. Panhandle disposed of its interest in Centennial and Guardian and certain cash collateral related to Guardian was transferred to CMS. Such disposition to CMS via sale to its partners was recorded at Panhandle's net book value with no gain or loss recognized. See Note V -- Related Party Transactions. The Note receivable from CMS Capital Corp. (CMS Capital), a subsidiary of CMS, was eliminated in the sale as the purchase by Southern Union from CMS included the offsetting Note payable of CMS Capital and thus the note was eliminated in purchase accounting and subsequently extinguished. See Note V -- Related Party Transactions. On March 1, 2003, certain assets previously held by CMS with a net book value of $15,149,000 were contributed to Panhandle by CMS and were included in the Southern Union purchase.

The Panhandle Acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted within the United States of America with Panhandle allocating (pushdown) the purchase price paid by Southern Union to Panhandle's net assets as of the acquisition date. The Panhandle assets acquired and liabilities assumed were recorded based on their estimated fair value as of the acquisition date based on the results of outside appraisals. Accordingly, the post-acquisition financial statements reflect a new basis of accounting and pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable. See Note I -- Corporate Structure.

                                    CUSTOMERS

A majority of Panhandle's total operating revenue comes from long-term service agreements with local distribution company customers and their affiliates. Panhandle also provides firm transportation services under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, Panhandle's pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis. Demand for gas transmission on Panhandle's pipeline systems is seasonal, with the highest throughput and a higher portion of annual total operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters. For the years 2000 to 2004, Panhandle's combined throughput was 1,374 trillion British thermal units (TBtu), 1,335 TBtu, 1,259 TBtu, 1,380 TBtu and 1,284 TBtu, respectively. Beginning in March 2000, the combined throughput includes Sea Robin's throughput.

Panhandle's customers may change throughout the year as a result of capacity release provisions that allow them to release all or part of their capacity, either permanently for the full term of the contract or temporarily. Under the terms of Panhandle's tariff, a temporary capacity release does not relieve the original customer from its payment obligations if the replacement customer fails to pay.

The following table shows the relative contribution to Panhandle's total operating revenue of each of the major services provided by Panhandle for the years ended December 31, 2004, 2003 and 2002.

                        PERCENT OF OPERATING REVENUE FOR
                              TWELVE MONTHS ENDED
                                  DECEMBER 31,

TYPE OF SERVICE         2004           2003          2002
-----------------     ---------     ---------      ---------
Transportation               78%           77%            77%
LNG terminalling             12%           12%            12%
Storage                       8%            8%             8%
Other                         2%            3%             3%
                      ---------     ---------      ---------
 Total percentage           100%          100%           100%
                      =========     =========      =========

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

Panhandle is also subject to the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Improvement Act of 2002, which regulate the safety of natural gas pipelines. Panhandle is also subject to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.

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

In connection with its gas transmission and storage systems, Panhandle owns and operates 48 compressor stations and has five gas storage fields located in Illinois, Kansas, Louisiana, Michigan and Oklahoma with an aggregate storage capacity of 72 bcf. Panhandle also has contracts with third parties for approximately 15 bcf of storage for a total of approximately 87 bcf of total storage capacity.

Trunkline LNG owns a liquefied natural gas (LNG) terminal in Lake Charles, Louisiana. The LNG terminal has a sustainable send out capacity of approximately ..63 bcf per day and is one of the largest operating LNG terminals in North America, based on current send out capacity. Trunkline LNG is currently in the process of an approximately $137 million, plus capitalized interest, expansion (Phase I) of the LNG terminal, which would increase sustainable send out capacity to 1.2 bcf per day by the end of 2005. On September 17, 2004, as modified on September 23, 2004, FERC approved Trunkline LNG's incremental expansion project (Phase II). Phase II is estimated to cost approximately $77 million, plus capitalized interest, and would increase the LNG terminal sustainable send out capacity to 1.8 bcf per day. Phase II has an expected in-service date of mid-2006. In September 2004, Trunkline received approval from the FERC of a 30-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal. The pipeline creates additional transport capacity in association with the Trunkline LNG expansion and also includes new and expanded delivery points with major interstate pipelines. On November 5, 2004, Trunkline filed an amended application with the FERC to change the size of the pipeline from 30-inch diameter to 36-inch diameter to better position Trunkline to provide transportation service for expected future LNG volumes and increase operational flexibility. The amendment was approved by FERC on February 11, 2005. The Trunkline natural gas pipeline loop associated with the LNG terminal is estimated to cost $50 million, plus capitalized interest.

                                  ENVIRONMENTAL

Panhandle is subject to extensive federal, state and local laws and regulations relating to the protection of the environment. These evolving laws and regulations require expenditures in connection with construction of new facilities, the operation of existing facilities, and for remediation at various operating sites over a long period of time to address environmental impacts. Panhandle has established programs and procedures for the ongoing evaluation of its operations to identify potential environmental issues and address compliance with regulatory requirements.

Panhandle's gas transmission operations are subject to federal, state and local regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters. Panhandle has previously identified environmental contamination at certain sites on its gas transmission systems and has undertaken cleanup programs at these sites. The contamination resulted from the past use of lubricants containing polychlorinated bi-phenyls
(PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle has developed and implemented a program to remediate such contamination in accordance with federal, state and local regulations. Air quality control regulations include rules relating to regional ozone control and hazardous air pollutants. The regional ozone control rules, known as the nitrogen oxide (NOx) State Implementation Plans (SIP Call), are designed to control the release of NOx compounds. The rules related to hazardous air pollutants, known as Maximum Achievable Control Technology (MACT) rules, are the result of the 1990 Clean Air Act amendments that regulate the emission of hazardous air pollutants from internal combustion engines and turbines.

See ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Cautionary Statement Regarding Forward-Looking Information and Note XIV -- Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

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

                                    EMPLOYEES

At December 31, 2004, Panhandle had 1,026 full-time equivalent employees. Of these employees, 230 were represented by the Paper, Allied-Industrial Chemical and Energy Workers International Union, AFL-CIO, CLC. In June 2003, Panhandle entered into a new agreement with this union that expires in May 2006. The new agreement caps wage increases at three percent annually.

In conjunction with its acquisition by Southern Union, Panhandle initiated a plan to reduce its workforce by approximately five percent. The workforce reduction initiative was an involuntary plan with a voluntary component, and was fully implemented by the end of the third quarter of 2003. Total workforce reduction initiative costs of approximately $10,000,000 are included in the $31,922,000 of transaction costs incurred in connection with the Panhandle Acquisition. See Item 1. Business - Acquisition of Panhandle.

In conjunction with Southern Union's investment in CCE Holdings, LLC (CCE) and CCE's acquisition of Cross Country Energy, LLC (CrossCountry) from Enron Corp. and certain subsidiaries of Enron, Panhandle initiated an additional workforce reduction plan designed to reduce the workforce by approximately an additional six percent. Certain of the approximately $7.7 million of the resulting severance and related costs are reimbursable by CCE pursuant to agreements between the parties involved, with the reimbursable portion totaling approximately $6 million.

                              AVAILABLE INFORMATION

Panhandle Eastern Pipe Line files annual, quarterly and special reports and other information with the Securities and Exchange Commission (SEC). Any document Panhandle Eastern Pipe Line files with the SEC may be read or copied at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. Panhandle Eastern Pipe Line's SEC filings are also available at the SEC's website at http://www.sec.gov.

ITEM 2. PROPERTIES

A description of Panhandle's properties is contained in ITEM 1. Business -- Property.

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

ENVIRONMENTAL MATTERS. Panhandle and its affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on present knowledge and subject to future legal and factual developments, Panhandle's management believes that it is unlikely that these actions, individually or in the aggregate, will have a material adverse effect on its financial condition. See ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition and ITEM 8. Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4. Submission of Matters to a Vote of Security Holders has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of Panhandle Eastern Pipe Line's partnership interests are privately held by Southern Union Panhandle, LLC and Southern Union. See Note I -- Corporate Structure.

ITEM 6. SELECTED FINANCIAL DATA

ITEM 6. Selected Financial Data has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Management's Discussion and Analysis of Results of Operations and Financial Condition is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Panhandle's financial condition, results of operations and changes in financial condition. The following section includes an overview of Panhandle's business as well as recent developments that Panhandle believes are important in understanding its results of operations and in anticipating future trends in those operations. Subsequent sections include an analysis of Panhandle's results of operations on a consolidated basis and information relating to Panhandle's liquidity and capital resources, quantitative and qualitative disclosures about market risk, an outlook perspective for Panhandle, and other matters. The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. The Notes to Consolidated Financial Statements contain information that is pertinent to the analysis of Panhandle's financial condition and its results of operations, including a discussion of Panhandle's significant accounting policies.

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

On June 11, 2003, Southern Union acquired Panhandle from CMS Gas Transmission for approximately $581,729,000 in cash and 3,000,000 shares of Southern Union common stock (before adjustment for subsequent stock dividends) valued at approximately $48,900,000 based on market prices at closing. The Panhandle Acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted within the United States of America with Panhandle allocating the purchase price paid by Southern Union and acquisition costs incurred by Southern Union to Panhandle's net assets as of the acquisition date. The Panhandle assets acquired and liabilities assumed have been recorded based on their estimated fair value as of the acquisition date based on the results of outside appraisals. Accordingly, the post-acquisition financial statements reflect a new basis of accounting and pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable. However, since results for the matching prior year stub periods are not available, the results of operations below are being presented on a combined pre-acquisition and post-acquisition basis. Panhandle's management views this presentation as meaningful in discussing its operating results due to the continuity during both periods of its ongoing operations. The most significant impacts of the new basis of accounting going forward are expected to be higher depreciation expense due to the step-up of depreciable assets, assignment of purchase price to certain amortizable intangible assets, and lower interest costs (though not cash payments) for the remaining life of debt due to its revaluation and related debt premium amortization. See Item 1. Business -- Acquisition of Panhandle.

MAJOR BUSINESS DRIVERS AND RISKS. Long-term supply for each of Panhandle's pipelines is critical. Revenues generated by Panhandle's transmission contracts ultimately depend on the volume of natural gas transported. As the reserves available through the supply basins connected to Panhandle's systems are naturally declining, a decrease in development or production activities could cause a decrease in the volume of reserves available for transmission. Investments by third parties in the development of new natural gas reserves connected to Panhandle's facilities depend on energy prices. If there are reductions in the average volume of natural gas Panhandle transports, its business, results of operations and financial condition could be materially adversely affected.

Long-term demand in the natural gas markets that Panhandle's pipelines serve is also critical. Federal and state regulation of natural gas interstate pipelines has changed dramatically in the last two decades and could continue to change. These regulatory changes have resulted and may continue to result in increased competition in the pipeline business. In order to meet competitive challenges, Panhandle will need to adapt its marketing strategies, the type of transportation and storage services it offers to its customers and its pricing and rate responses to competitive forces. Panhandle will also need to respond to changes in state regulations in their market areas that allow direct sales to all retail end-user customers or, at least, broader customer classes than now allowed. Panhandle is not able to predict the financial consequences of these changes at this time, but they could have a material adverse effect on its business, results of operations and financial condition.

Panhandle's transportation fees are primarily fixed and based on the reserved capacity for each customer. It is critical that Panhandle is able to contract with customers to reserve capacity made available as existing contracts expire. The weighted average remaining life of firm transportation contracts at December 31, 2004 for Panhandle Eastern Pipe Line and Trunkline are three years and ten years, respectively. Firm transportation contracts for Sea Robin represent only approximately three percent of annual flow and have a one year remaining life but are evergreen and tied to the life of the reserves.

The weighted average remaining life of firm storage contracts at December 31, 2004 for Panhandle Eastern Pipe Line and Trunkline are three years.

Beginning January 2002, Trunkline LNG entered into a twenty-two year contract with BG LNG Services for all the uncommitted capacity at the Lake Charles, Louisiana facility.

Panhandle Eastern Pipe Line and/or one or more of its subsidiaries have contracts with four significant customers, Proliance, BG LNG Services, CMS Energy and Ameren Corp, which contributed fifty-four percent of consolidated operating revenues in 2004. Contracts with Proliance were extended in 2003 and have an average remaining term of five years. BG LNG Service's contracts will expand with the completion of Phase I in late 2005 and Phase II in mid-2006, and are expected to increase annual gross reservation revenues by approximately $39 million and $22 million, respectively, as these projects are completed. See Note III -- Regulatory Matters. BG LNG Service's transportation contract with Trunkline will increase in volume proportionally with the Phase I and Phase II expansions and is expected to increase reservation revenues by $11 million and $5 million, respectively, from 2004 firm transport levels. Panhandle has recently amended and extended through 2008 certain contracts with Consumers Energy, a subsidiary of CMS Energy, that were originally set to expire in late 2005. These contracts will result in a reduction in CMS Energy's revenue contribution to Panhandle in calendar year 2006, the first full year of effectiveness. It is expected that the reduction in revenue will be such that, if the new contract had been in effect for the year ended 2004, total consolidated operating revenue and CMS Energy's percent of operating revenue would have been approximately two percent lower. The majority of Panhandle Eastern Pipe Line and Trunkline contracts with Ameren Corp subsidiaries Union Electric, Central Illinois Light Company, Illinois Power and Central Illinois Public Service expire in 2006.

                              RESULTS OF OPERATIONS

                                                                                   PRE-
                                                     POST-ACQUISITION           ACQUISITION       COMBINED
                                               ----------------------------     -----------         YEAR
                                               JANUARY 1 -       JUNE 12 -      JANUARY 1 -        ENDED          TWELVE
                                               DECEMBER 31,     DECEMBER 31,     JUNE 11,       DECEMBER 31,      MONTHS
                                                  2004             2003            2003             2003          CHANGE
                                               -----------      -----------     -----------     -----------     -----------
Operating revenue:
  Reservation revenue                          $   350,699      $   193,385     $   160,030     $   353,415     $    (2,716)
  LNG terminalling revenue                          56,537           33,389          26,750          60,139          (3,602)
  Commodity revenue                                 72,312           37,207          36,378          73,585          (1,273)
  Other revenue                                      9,832            5,110          11,112          16,222          (6,390)
                                               -----------      -----------     -----------     -----------     -----------
    Total operating revenue                        489,380          269,091         234,270         503,361         (13,981)

Operating expenses:
  Operation, maintenance and general               212,106          117,930          90,800         208,730           3,376
  Depreciation and amortization                     60,182           33,129          23,110          56,239           3,943
  Taxes, other than on income and revenues          26,867           14,684          12,478          27,162            (295)
                                               -----------      -----------     -----------     -----------     -----------
    Total operating expenses                       299,155          165,743         126,388         292,131           7,024
                                               -----------      -----------     -----------     -----------     -----------
      Operating income                             190,225          103,348         107,882         211,230         (21,005)

Other income (expense):
  Interest (expense), net                          (48,429)         (25,537)        (35,416)        (60,953)         12,524
  Other, net                                         2,193            6,962           6,077          13,039         (10,846)
                                               -----------      -----------     -----------     -----------     -----------
    Total other expense, net                       (46,236)         (18,575)        (29,339)        (47,914)          1,678

                                               -----------      -----------     -----------     -----------     -----------
Earnings before income taxes                       143,989           84,773          78,543         163,316         (19,327)

  Income taxes                                      56,056           33,321          30,532          63,853          (7,797)
                                               -----------      -----------     -----------     -----------     -----------
  Net earnings from continuing operations           87,933           51,452          48,011          99,463         (11,530)
                                               -----------      -----------     -----------     -----------     -----------

Cumulative effect of change in
  accounting principles, net of tax                      -                -           2,003           2,003          (2,003)
                                               -----------      -----------     -----------     -----------     -----------

Net earnings                                   $    87,933      $    51,452     $    50,014     $   101,466     $   (13,533)
                                               ===========      ===========     ===========     ===========     ===========

OPERATING REVENUE. For the twelve months ended December 31, 2004, operating revenue decreased $13,981,000 versus the same time period during 2003. The decrease was affected by non-recurring imbalance cash out net gains of approximately $5,505,000 realized during 2003 and lower LNG terminalling revenues of $3,602,000 primarily due to reduced LNG volumes received in 2004. Additionally, reservation revenues decreased $2,716,000 during 2004 versus 2003 primarily due to lower storage capacity sold and certain contract expirations on Trunkline during 2004 at lower average reservation rates than were in effect in 2003, partially offset by higher average reservation rates on Panhandle Eastern Pipe Line's capacity. Commodity revenues were also lower by $1,273,000 primarily due to a reduction in commodity throughput volumes of seven percent, associated with a six percent decrease of heating degree days resulting from a cooler winter during 2003 versus 2004 and lower subsequent storage refills, partially offset by higher parking revenue activity in 2004. Commodity revenues are dependent upon a number of variable factors, including weather, storage levels, and customer demand for firm, interruptible and parking services.

OPERATING EXPENSES. Operating expenses for the twelve months ended December 31, 2004 increased $7,024,000 versus 2003, primarily due to an increase of $3,943,000 in depreciation and amortization expense resulting from the step-up of depreciable assets and assignment of purchase price to certain shorter-lived amortizable intangible assets related to the Panhandle Acquisition. Operation, maintenance and general expenses increased $3,376,000 primarily due to an increase in corporate charges of $9,201,000 caused by a reduction during the first half of 2003 by CMS due to Panhandle being a discontinued operation, an increase in insurance of $3,832,000 due to higher premiums and payments on property claims, an increase in other operating expenses of approximately $3,000,000 primarily due to maintenance projects delayed during 2003 due to higher throughput loads, and $1,700,000 of severance-related costs incurred in conjunction with the integration of CrossCountry. These increases were partially offset by the net overrecovery of approximately $5,600,000 in 2004 of previously underrecovered fuel volumes versus a net underrecovery of approximately $2,784,000 of fuel volumes in 2003, a decrease in power costs of $2,174,000 due to lower LNG volumes received in 2004, a decrease in contract storage of $2,090,000 associated with a reduction in contracted storage capacity beginning March 2004, and a decrease in benefit costs of $1,671,000 associated with the change in benefit plans subsequent to the acquisition of Panhandle by Southern Union.

INTEREST EXPENSE, NET. Interest expense, net, for the twelve months ended December 31, 2004, versus the same time period during 2003, was reduced by $12,524,000 primarily due to amortization of debt premiums established in purchase accounting related to the Panhandle Acquisition by Southern Union, reduced cash interest charges as a result of Panhandle's debt refinancing during the third quarter of 2003 and the refinancing of the debt that matured in March 2004 and August 2004. For further discussion of Panhandle's long-term debt, see
Note XII -- Debt.

OTHER, NET. Other income, net, for the twelve months ended December 31, 2004 decreased $10,846,000 versus the same time period during 2003, primarily due to a non-recurring $6,123,000 gain on debt extinguishment during the third quarter of 2003. In addition, related party interest income decreased by $4,869,000 versus the same time period during 2003 due to lower average rates and balances in 2004. For further discussion of Panhandle's related party interest income, see Note V -- Related Party Transactions.

INCOME TAXES. Income taxes during the twelve months ended December 31, 2004, versus the same time period during 2003, decreased $7,797,000 due to decreases in pretax income, which reflects an effective tax rate of approximately 38.9,
39.3 and 38.9 percent for the post-acquisition year ended December 31, 2004 and for the period from June 12, 2003 to December 31, 2003, and the pre-acquisition period from January 1, 2003 to June 11, 2003, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

Based on Panhandle's current level of operations, management believes that cash flow from operations, available existing cash, and other sources, including liquid working capital and new borrowings, will be adequate to meet liquidity needs for the next several years, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations.

OPERATING ACTIVITIES. Cash flows from operating activities for the twelve months ended December 31, 2004 were $183 million versus $223 million for the same time period during 2003. Changes in operating assets and liabilities provided cash of $1 million for the twelve months ended December 31, 2004 and $18 million for the same time period during 2003. The decrease in cash flows from operating activities for the twelve months ended December 31, 2004 versus the same time period during 2003 was primarily attributable to the timing of payments and cash receipts related to Panhandle's working capital accounts.

INVESTING ACTIVITIES. Historically, Panhandle's capital requirements have generally been satisfied through operating cash flow, except that Panhandle may utilize access to capital markets for extraordinary capital expenditures. Panhandle estimates remaining expenditures associated with Phase I and Phase II LNG terminal expansion and the Trunkline 36-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal to be approximately $107 million in 2005 and approximately $8 million in 2006. These estimates were developed for budget planning purposes and are subject to revision.

Cash flows used in investing activities for the twelve months ended December 31, 2004 decreased by approximately $32 million versus the same time period in 2003 primarily due to a $147 million decrease in loans made to affiliated companies during 2004 and a decrease in purchases of system gas of approximately $7 million, partially offset by an increase in capital expenditures of approximately $79 million during 2004 primarily related to the LNG expansion and by proceeds from the sale of Centennial in the first quarter of 2003 of $40 million.

FINANCING ACTIVITIES. As of December 31, 2004, Panhandle's debt is rated BBB by Fitch Ratings, Inc. and Standard & Poor's and Baa3 by Moody's. Panhandle's note provisions are subject to the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained, and limitations on liens. At December 31, 2004, Panhandle was subject to a $344,226,000 limitation on additional restricted payments, including dividends and loans to affiliates, based on the current most restrictive covenant, and a limitation of $327,373,000 of additional secured indebtedness based on a limitation on liens covenant. If Panhandle's debt ratings were to fall below Baa3 by Moody's and below BBB- by Standard and Poor's, then the allowable restricted payments would be reduced to $294,152,000. At December 31, 2004, Panhandle was in compliance with all covenants.

At December 31, 2004, Panhandle had scheduled debt principal payments of $12,548,000, $13,969,000, $431,916,000, $300,000,000, $60,623,000 and
$356,805,000 for the years 2005 through 2009 and in total thereafter, respectively.

On March 12, 2004, Panhandle issued $200,000,000 of 2.75 percent Senior Notes due 2007, Series A, in reliance on an exemption from the registration requirements of the Securities Act of 1933 for offers and sales of securities not involving a public offering or sale, in order to refinance Panhandle's maturing debt. Panhandle used a portion of the net proceeds to retire $146,080,000 of 6.125 percent Senior Notes which matured on March 15, 2004, as well as for other general corporate purposes. A portion of the remaining net proceeds was also used to pay off the $52,455,000 of 7.875 percent Senior Notes which matured August 15, 2004. On June 25, 2004, Panhandle completed an exchange of the unregistered 2.75 percent Senior Notes due 2007, Series A, for substantially identical securities registered under the Securities Act of 1933.

In July 2003, Panhandle announced a tender offer for any and all of the $747,370,000 outstanding principal amount of five of its series of senior notes outstanding at that point in time (the Panhandle Tender Offer) and also called for the redemption of all of the outstanding $134,500,000 principal amount of its two series of debentures that were outstanding. Panhandle repurchased approximately $378,257,000 of the principal amount of its outstanding debt through the Panhandle Tender Offer for total consideration of approximately $396,445,000 plus accrued interest through the purchase date. Panhandle also redeemed its approximately $134,500,000 of debentures for total consideration of $139,411,000 including the specified call premium, plus accrued interest through the redemption dates. As a result of these transactions, Panhandle has recorded a pre-tax gain on the extinguishment of debt of approximately $6,123,000 ($3,674,000, net of tax) in the third quarter of 2003 due to increases in interest rates subsequent to the acquisition date, which has been classified as Other, net, pursuant to the requirements of SFAS No. 145. During 2004, Panhandle recorded an additional pre-tax gain on the extinguishment of debt of approximately $231,000 ($139,000, net of tax), which is classified as Other, net. In August 2003, Panhandle issued $550,000,000 of senior notes, of which $300,000,000 is a new series of five year senior notes at 4.8 percent and $250,000,000 is a new series of ten year senior notes at 6.05 percent, principally to refinance the repurchased notes and redeemed debentures. The issuance of the $550,000,000 of senior notes resulted in a debt discount recorded of $2,573,000. Also in August and September 2003, Panhandle repurchased $3,150,000 principal amount of its senior notes on the open market through two transactions for total consideration of $3,398,000, plus accrued interest through the repurchase date and which also resulted in $270,000 of retired premium.

Cash flows from financing activities for the twelve months ended December 2004 increased by approximately $80 million versus the same period in 2003 primarily due to the transfer of the Centennial sale proceeds to CMS of $40 million during 2003, a decrease in net debt retirements and related net issuance costs of approximately $26 million and an increase in bank overdrafts of approximately $14 million.

                                     OUTLOOK

Panhandle is a leading United States interstate natural gas pipeline system and also owns one of the largest operating LNG regasification terminals in North America. Panhandle's business strategy is to optimize results through expansion and better utilization of its existing facilities and construction of new facilities. This involves providing additional transportation, storage and other value-added services to Panhandle's customers, which include gas-fueled power plants, local distribution companies, industrial end-users, marketers and others. Panhandle conducts operations primarily in the central, gulf coast, midwest, great lakes, and southwest regions of the United States. Pipeline revenues are generally higher in the first and fourth quarters of each year primarily due to higher contract rates and the increase in customer demand levels for gas due to the colder weather during these periods.

Trunkline LNG entered into a 22-year contract with BG LNG Services beginning January 2002, for all the uncommitted capacity at the Lake Charles, Louisiana facility. Trunkline LNG announced the planned expansion of the Lake Charles facility to approximately 1.2 bcf per day of send out capacity, up from its current send out capacity of .63 bcf per day and in December 2002 FERC approved the expansion of the LNG regasification terminal. The expanded facility is currently expected to be in operation by the end of 2005. In September 2004, FERC approved Trunkline LNG's further incremental LNG expansion project. This expansion will increase the LNG terminal's sustainable send out capacity to 1.8 bcf per day by mid-2006. BG LNG Services has contracted for all the proposed additional capacity subject to Trunkline LNG achieving certain construction milestones at this facility.

On February 11, 2005, Trunkline received approval from the FERC of a 36-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal. The pipeline creates additional transport capacity in association with the Trunkline LNG expansion and also includes new and expanded delivery points with major interstate pipelines.

                                  OTHER MATTERS

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

On November 22, 2004, FERC issued a Notice of Inquiry (NOI) in "Policy for Selective Discounting By Natural Gas Pipelines," Docket No. RM05-2, et al. In the NOI, FERC requested comments from the industry on whether the selective discounting policy should continue (including its policy in rate cases to allow pipelines to downward adjust volumes flowing at a discounted rate, for the purpose of determining rates), be modified, or eliminated entirely. On March 2, 2005, numerous industry comments were filed on the NOI. Because it is unclear what action the FERC will take, Panhandle cannot predict what effect the outcome of this proceeding will have on its business, financial condition or results of operations.

Pursuant to a FERC NOI issued December 2, 2004, the FERC is reconsidering the availability of a tax allowance in ratemaking for entities that do not pay federal income tax, such as partnerships and limited liability companies that elect to be treated as partnerships for federal income tax purposes. Panhandle's FERC-regulated companies have income tax allowances currently embedded in their rates and could be potentially affected in the future by a change in FERC policy on tax allowances.

In November 2004, the FERC issued an industry-wide Proposed Accounting Release which, if enacted as written, would require pipeline companies to expense rather than capitalize certain costs related to mandated pipeline integrity programs. The accounting release is proposed to be effective January 2005 following a period of public comment on the release. Panhandle is currently reviewing the release and has not determined what impact this release will have on its consolidated financial statements or results of operations.

ENVIRONMENTAL MATTERS. Panhandle's gas transmission operations are subject to federal, state and local regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters. Panhandle has previously identified environmental contamination at certain sites on its gas transmission systems and has undertaken cleanup programs at these sites. The contamination resulted from the past use of lubricants containing PCBs in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle has developed and implemented a program to remediate such contamination in accordance with federal, state and local regulations. Air quality control regulations include rules relating to regional ozone control and hazardous air pollutants. The regional ozone control rules, known as SIP Call, are designed to control the release of NOx compounds. The rules related to hazardous air pollutants, known as MACT rules, are the result of the 1990 Clean Air Act amendments that regulate the emission of hazardous air pollutants from internal combustion engines and turbines.

PCB Assessment and Clean-up Programs -- Panhandle previously identified environmental contamination at certain sites on its systems and undertook clean-up programs at these sites. The contamination resulted from the past use of lubricants containing PCBs in compressed air systems and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle is also taking actions regarding PCBs in paints at various locations. For further information, see Note XIV -- Commitments and Contingencies - Environmental Matters.

Air Quality Control -- In 1998, the EPA issued a final rule on regional ozone control that requires revised SIPs for twenty-two states, including five states in which Panhandle operates. Panhandle has completed installation of NOx controls on four engines and anticipates placing NOx controls on engines at a total of six compressor station locations. This program is expected to be completed by May 2007.

In 2004, final rules were promulgated by the EPA regarding control of hazardous air pollutants. Twenty-two Panhandle engines require controls. MACT controls must be installed by June 2007. In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline's Cypress compressor station is affected and requires the installation of emission controls. New regulations also require certain grandfathered facilities to enter into the new source permit program which may require the installation of emission controls at five additional facilities. The rule affects six company facilities in Texas. Panhandle expects controls to be installed by March 2007. For further information, see Note XIV -- Commitments and Contingencies - Environmental Matters.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS. Panhandle Eastern Pipe Line provided a guarantee related to the bridge financing entered into by Southern Union on November 17, 2004 of $407,000,000 to fund a portion of Southern Union's equity investment in CCE (the Bridge Loan). The Bridge Loan was subject to standard terms and conditions and was due and payable on May 17, 2005. The Bridge Loan was repaid in February 2005 and Panhandle Eastern Pipe Line has been released from all related obligations.

On September 10, 2003, Panhandle Eastern Pipe Line provided a guarantee to CB&I Constructors, Inc. for the full performance by Trunkline LNG, its subsidiary, of the engineering, procurement and construction contract between Trunkline LNG and CB&I Constructors, Inc. Under the terms of the guarantee, Panhandle Eastern Pipe Line would be required to perform should Trunkline LNG be in default of its payment obligations regarding services already rendered. There are no amounts being carried as liabilities for Panhandle Eastern Pipe Line's obligations under these guarantees. See Note XIV -- Commitments and Contingencies.

CONTRACTUAL COMMITMENTS. Panhandle has contractual obligations with regard to future payments of operating leases, debt and natural gas storage service. The following table summarizes Panhandle's expected contractual obligations and commitments at December 31, 2004.

                                                                                                                      IN TOTAL
                                       2005            2006           2007            2008             2009          THEREAFTER
                                   ------------    ------------     ------------     ----------     ------------     -----------
Operating Leases (1)               $     12,768    $     11,914     $      9,576     $    5,661     $      1,929     $     3,508

Total long term debt (2)                 12,548          13,969          431,916        300,000           60,623         356,805

Interest payments on debt (3)            56,623          56,114           43,335         36,048           25,242         146,363

Firm capacity payments (4)                9,985           9,841            7,816          7,131            7,131          31,106
                                   ------------    ------------     ------------     ----------     ------------     -----------

Total                              $     91,924    $     91,838     $    492,643     $  348,840     $     94,925     $   537,782
                                   ============    ============     ============     ==========     ============     ===========

(1)  Lease of various assets utilized for operations

(2)  Debt principal obligations

(3)  Interest payments at stated rate

(4)  Lease of third party storage capacity

CAPITAL EXPENDITURES. Panhandle estimates expenditures associated with Phase I and Phase II LNG terminal expansion and the Trunkline 36-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal to be approximately $107 million in 2005 and approximately $8 million in 2006, plus capitalized interest. These estimates were developed for budget planning purposes and are subject to revision.

ENERGY AFFILIATE RULEMAKING. In response to changes in the structure of the energy industry, the FERC adopted Order No. 2004 on November 25, 2003 that established standards of conduct for energy affiliates of FERC-regulated entities. In April, August, and December 2004, the FERC issued orders clarifying and modifying the standards. The rule, as modified, revises and conforms the current gas and electric standards by broadening the definition of an energy affiliate covered by the standards of conduct to include, in addition to current marketers or merchant affiliates, gathering, processing, intrastate pipelines and certain local distribution companies. In February 2004, Panhandle Eastern Pipe Line, Trunkline, Trunkline LNG, Southwest Gas Storage and Sea Robin each submitted an informational filing describing the measures needed to comply with the rule. In addition, in compliance with the rule, in September 2004 each of Panhandle Eastern Pipe Line, Trunkline, Trunkline LNG, Southwest Gas Storage and Sea Robin posted on their respective websites procedures describing compliance with the standards and other information required by the rule.

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

CONTROLLED GROUP PENSION LIABILITIES. Southern Union (including certain of its divisions) sponsors a number of defined benefit pension plans arising from its (including any of its present or former divisions) or its predecessor's businesses when Southern Union acquired Panhandle. Under applicable pension and tax laws, upon being acquired by Southern Union, Panhandle became a member of Southern Union's "controlled group" with respect to those plans, and, along with Southern Union and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated. In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union's controlled group, including Panhandle. As of December 31, 2004, the aggregate amount of the projected benefit obligations of these pension plans was approximately $398,516,000 and the estimated fair value of all of the assets of these plans was approximately $276,836,000.

CCE HOLDINGS ACQUISITION OF CROSSCOUNTRY ENERGY. On November 17, 2004, CCE Holdings, LLC (CCE), a joint venture in which Southern Union owns a 50 percent interest, acquired 100 percent of the equity interests of CrossCountry Energy, LLC (CrossCountry) from Enron Corp. and certain of its subsidiaries for approximately $2,450,000,000 in cash, including the assumption of certain consolidated debt. On November 5, 2004, CCE entered into an Administrative Services Agreement (the Management Agreement) with SU Pipeline Management LP (Manager), a Delaware limited partnership and wholly-owned subsidiary of Southern Union, and Panhandle. Under the terms of the Management Agreement, Panhandle covenants, to the extent permitted by applicable law, to cause Manager to perform the duties and obligations of Manager. Manager has assembled an integrated pipeline management team, which includes employees of Panhandle and CrossCountry. Pursuant to the Management Agreement, Manager is responsible for the operations and administrative functions of CCE and its subsidiaries. CCE and Manager will share certain operations of Manager and its affiliates, and CCE will be obligated to bear its share of costs of the Manager and its affiliates, as well as certain transition costs and, under certain conditions, pay annual management fees to Manager. Transition costs are non-recurring costs of establishing the shared services, including but not limited to severance costs, professional fees, certain transaction costs, and the costs of relocating offices and personnel, pursuant to the Management Agreement.

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

These statements are not guarantees of future performance and involve various risks, uncertainties and assumptions, which are difficult to predict and many of which are outside of Panhandle's control. Therefore, actual results, performance and achievements may differ materially from what is expressed or forecasted in such forward-looking statements. Prospective investors may review Panhandle Eastern Pipe Line's reports filed in the future with the Commission for more current descriptions of developments that could cause actual results to differ materially from such forward-looking statements. However, prospective investors should not place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K, or, in the case of documents incorporated by reference, the date of those documents.

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

At December 31, 2004, Panhandle had issued fixed-rate long-term debt of $917,428,000 in principal amount (excluding net premiums on debt of $14,688,000) and having a fair value of $956,673,000. These debt instruments are fixed-rate and, therefore, do not expose Panhandle to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $21,362,000 if interest rates were to decline by ten percent from their levels at December 31, 2004. In general, such an increase in fair value would impact earnings and cash flows only if Panhandle were to reacquire all or a portion of these instruments in the open market prior to its maturity. See Note XII -- Debt.

Panhandle's floating-rate obligations which relate to the Trunkline LNG facility aggregated $258,433,000 at December 31, 2004. The floating rate notes, to the extent not hedged, expose Panhandle to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating rates were to increase by ten percent from December 31, 2004 levels, Panhandle's consolidated interest expense would increase by approximately $81,000 each month in which such increase were sustained. This amount has been determined by considering the impact of the hypothetical interest rates on the variable rate borrowings outstanding as of December 31, 2004.

Panhandle is party to interest rate swap agreements related to the Trunkline LNG facility with an aggregate notional amount of $193,827,000 as of December 31, 2004 that fix the interest rate applicable to floating rate long-term debt and which qualify for hedge accounting. For the twelve-month period ending December 31, 2004, the swap ineffectiveness was not significant. As of December 31, 2004, floating rate London InterBank Offered Rate (LIBOR) based interest payments were exchanged for weighted fixed rate interest payments of 5.88 percent, which does not include the spread on the underlying variable debt rate of 1.63 percent. As such, payments, in excess of the liability recorded, or receipts on interest rate swap agreements are recognized as adjustments to interest expense. As of December 31, 2004, December 31, 2003, and June 11, 2003 (the acquisition date), the fair value liability position of the swaps was $11,053,000, $19,806,000 and $26,850,000, respectively. Current market pricing models were used to estimate fair values of interest rate swap agreements. See Note VI -- Accounting for Derivatives and Hedging Activities.

In March 2004, Panhandle entered into interest rate swaps to hedge the risk associated with the fair value of its $200 million 2.75 percent Senior Notes. See Note XII -- Debt. These swaps are designated as fair value hedges and qualify for the short cut method under SFAS No. 133. As of December 31, 2004 the fair value position of the swaps was a liability of $3,936,000, recorded as a reduction to long-term debt. Under the swap agreements, Panhandle will receive fixed interest payments at a rate of 2.75 percent and will make floating interest payments based on the six-month LIBOR. No ineffectiveness is assumed in the hedging relationship between the debt instrument and the interest rate swap. As of December 31, 2004, these swaps have an average interest rate of 2.52 percent.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required here is included in the report as set forth in the Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As first reported in Panhandle's Form 10-K for the year ended December 31, 2003, in July 2003, Panhandle's board of managers dismissed Ernst & Young LLP as Panhandle's certifying accountant and retained PricewaterhouseCoopers LLP for 2003, including for the 2003 and 2004 year end audits. Ernst & Young LLP's report on the Panhandle financial statements for 2002 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. For the year ended December 31, 2002 and the interim period from January 1, 2003 through June 11, 2003 (effective upon the closing of the Southern Union acquisition of Panhandle), there were no disagreements or "reportable events" as described in Items 304(a)(1)(iv) and (v) of Regulation S-K between Panhandle and Ernst & Young.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Panhandle performed an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), and with the participation of personnel from its Legal, Internal Audit and Financial Reporting Departments, of the effectiveness of the design and operation of Panhandle's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, Panhandle's CEO and CFO concluded that its disclosure controls and procedures were effective as of December 31, 2004 and have communicated that determination to the Board of Managers and Southern Union's Audit Committee, which also serves as our Audit Committee.

CHANGES IN INTERNAL CONTROLS

Management is not aware of any change in Panhandle's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected or is reasonably likely to materially affect Panhandle's internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Item 10, Directors and Executive Officers of the Registrant, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

Item 11, Executive Compensation, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT.

Item 12, Security Ownership of Certain Beneficial Owners & Management, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Item 13, Certain Relationships and Related Transactions, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART III

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is a summary of fees billed to Panhandle by its principal audit firms for the years ended December 31, 2004 and 2003. See ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure for related information.

FEE CATEGORY                            2004        2003
------------                         ----------    -------
                                        (IN THOUSANDS)
Audit Fees
     PricewaterhouseCoopers LLP      $      703    $   149
     Ernst & Young LLP                        -        438

Audit-Related Fees
     PricewaterhouseCoopers LLP             409        217
     Ernst & Young LLP                      166        317

All Other Fees                                -          -

                                     ----------    -------
Total Fees                           $    1,278    $ 1,121
                                     ==========    =======

Audit Fees. Consists of fees billed for professional services rendered in connection with the audit of the annual financial statements and review of the quarterly financial statements.

Audit-Related Fees. Consists of fees billed for accounting research and professional services rendered in connection with debt offerings and registration statements, state and federal regulatory audits, and review of internal controls.

All Other Fees. Consists of fees associated with consulting services.

The Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining the independence of PricewaterhouseCoopers LLP. The Audit Committee has adopted a policy requiring pre-approval of all auditing and non-audit services (including the fees and terms thereof) to be provided to the Company by its independent auditor, other than non-audit services not recognized to be non-audit services at the time of the engagement that meet the de minimis exceptions described in Section 10A(i)(1)(B)(i) of the Securities Exchange Act of 1934, as amended; provided that, they are approved by the Audit Committee prior to the completion of the audit.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (2)  Financial Statements and Financial Statement Schedules. See
                Index to Consolidated Financial Statements set forth on page
                F-1.

 (a)(3)    EXHIBITS.

EXHIBIT NO.       DESCRIPTION
-----------       -----------
    3(a)          Certificate of Formation of Panhandle Eastern Pipe
                  Line Company, LP.

    3(b)          Limited Partnership Agreement of Panhandle Eastern
                  Pipe Line Company, LP, dated as of June 29, 2004, between Southern Union Company and Southern Union
                  Panhandle LLC.

    4(a)          Indenture dated as of March 29, 1999, among CMS
                  Panhandle Holding Company, Panhandle Eastern Pipe
                  Line Company and NBD Bank, as Trustee (Filed as
                  Exhibit 4(a) to the Form 10-Q for the quarter ended
                  March 31, 1999, and incorporated herein by reference).

    4(b)          1st Supplemental Indenture dated as of March 29,
                  1999, among CMS Panhandle Holding Company, Panhandle
                  Eastern Pipe Line Company and NBD Bank, as Trustee, including a form of Guarantee by Panhandle Eastern
                  Pipe Line Company of the obligations of CMS
                  Panhandle Holding Company (Filed as Exhibit 4(b) to the Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

    4(c)          2nd Supplemental Indenture dated as of March
                  27, 2000, between Panhandle, as Issuer and Bank One
                  Trust Company, National Association, as Trustee
                  (filed as Exhibit 4(e) to the Form S-4 filed on June 22, 2000, and incorporated herein by reference).

    4(d)          3rd Supplemental Indenture dated as of August 18,
                  2003, between Panhandle, as Issuer and Bank One
                  Trust Company, National Association, as Trustee
                  (Filed as Exhibit 4(d) to the Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference).

    4(e)          4th Supplemental Indenture dated as of March 12,
                  2004, between Panhandle, as Issuer and J.P. Morgan
                  Trust Company, National Association, as Trustee.

    4(f)          Indenture dated as of February 1, 1993, between
                  Panhandle and Morgan Guaranty Trust Company effective
                  January 1, 1982, as amended December 3, 1999 (Filed as Exhibit 4 to the Form S-3 filed February 19, 1993, and incorporated herein by reference).

    12            Computation of Consolidated Ratio of Earnings to
                  Fixed Charges (Filed as Exhibit 12 to the Form S-4/A filed on May 18, 2004, and incorporated herein by reference).

    24            Power of Attorney

    31.1          Rule 13a - 14(a)/15d - 14(a) Certification of Chief
                  Executive Officer

    31.2          Rule 13a - 14(a)/15d - 14(a) Certification of Chief
                  Financial Officer

    32.1          Section 1350 Certification

    32.2          Section 1350 Certification

 (B)       REPORTS ON FORM 8-K.

           Panhandle Eastern Pipe Line filed the following Current Report on Form 8-K during the quarter ended December 31, 2004:

Date Filed                    Description of Filing
-----------          ------------------------------------------
 11/22/04            Filing under Item 2.03, Panhandle Eastern Pipe
                     Line provided a guarantee related to the bridge
                     financing entered into by Southern Union on
                     November 17,2004 of $407,000,000 to fund a
                     portion of Southern Union's equity investment
                     in CCE Holdings, LLC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2005.

                                 PANHANDLE EASTERN PIPE LINE COMPANY, LP

                                 By: /s/ THOMAS F. KARAM
                                     --------------------------------------
                                         Thomas F. Karam
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Panhandle Eastern Pipe Line Company, LP and in the capacities and on the 16th day of March, 2005.

                Signature                               Title
                ---------                               -----

(i)   Principal executive officer:

      /s/ THOMAS F. KARAM
      --------------------------------
          Thomas F. Karam                   Chief Executive Officer and Manager

(ii)  Principal financial officer:

      /s/ DAVID J. KVAPIL
      --------------------------------
          David J. Kvapil                   Executive Vice President and
                                               Chief Financial Officer

(iii) Principal accounting officer:

      /s/ GARY W. LEFELAR
      --------------------------------
          Gary W. Lefelar                   Senior Vice President

(iv)  A majority of the Board of Managers
      including those named above:

      /s/ GEORGE L. LINDEMANN
      --------------------------------
          George L. Lindemann               Manager

      /s/ JOHN E. BRENNAN
      --------------------------------
          John E. Brennan                   Manager

By: THOMAS F. KARAM
    ---------------
    Thomas F. Karam
    Attorney-in-fact

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                    ---------
Financial Statements:

Consolidated statements of operations.......................              F-2
Consolidated balance sheets.................................           F-3-F4
Consolidated statements of cash flows.......................              F-5
Consolidated statements of owners' equity and
   comprehensive income (loss)..............................              F-6
Notes to consolidated financial statements..................         F-7-F-33
Reports of independent registered public accounting firms...        F-34-F-36

All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                    POST-ACQUISITION           PRE-ACQUISITION
                                                                ------------------------- --------------------------
                                                                YEAR ENDED    JUNE 12 -                  YEAR ENDED
                                                                DECEMBER 31, DECEMBER 31, JANUARY 1 -   DECEMBER 31,
                                                                   2004         2003      JUNE 11, 2003     2002
                                                                ------------ ------------ ------------- ------------
OPERATING REVENUE
       Transportation and storage of natural gas                 $ 423,011    $ 230,592     $ 196,408    $  413,315
       LNG terminalling revenue                                     56,537       33,389        26,750        57,879
       Equity income (losses) from unconsolidated subsidiaries         216          136           411        (7,038)
       Other revenue                                                 9,616        4,974        10,701        19,517
                                                                 ---------    ---------    ----------    ----------
            Total operating revenue                                489,380      269,091       234,270       483,673
                                                                 ---------    ---------    ----------    ----------
OPERATING EXPENSES
       Operation, maintenance and general                          212,106      117,930        90,800       201,181
       Depreciation and amortization                                60,182       33,129        23,110        51,184
       Taxes, other than on income                                  26,867       14,684        12,478        21,907
                                                                 ---------    ---------    ----------    ----------
            Total operating expenses                               299,155      165,743       126,388       274,272
                                                                 ---------    ---------    ----------    ----------

OPERATING INCOME                                                   190,225      103,348       107,882       209,401

OTHER INCOME (EXPENSE)
       Interest expense, net                                       (48,429)     (25,537)      (35,416)      (76,529)
       Other, net                                                    2,193        6,962         6,077       (13,436)
       Minority interest                                                 -            -             -        (3,527)
                                                                 ---------    ---------    ----------    ----------
            Total other income (expense)                           (46,236)     (18,575)      (29,339)      (93,492)

EARNINGS BEFORE INCOME TAXES                                       143,989       84,773        78,543       115,909
Income taxes                                                        56,056       33,321        30,532        46,401
                                                                 ---------    ---------    ----------    ----------
Earnings before cumulative effect of change
       in accounting principles                                     87,933       51,452        48,011        69,508
Cumulative effect of change in accounting principles,
       net of tax:
            Goodwill, SFAS 142                                           -            -             -      (369,119)
            Asset retirement obligations, SFAS 143                       -            -         2,003             -
                                                                 ---------    ---------    ----------    ----------
Net earnings (loss)                                              $  87,933    $  51,452     $  50,014    $ (299,611)
                                                                 =========    =========    ==========    ==========

                             See accompanying notes.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           DECEMBER 31, 2004  DECEMBER 31, 2003
                                                                           -----------------  -----------------
ASSETS
PROPERTY, PLANT AND EQUIPMENT
  Plant in service                                                            $  1,947,524       $  1,893,960
  Construction work-in-progress                                                    203,094             90,556
                                                                              ------------       ------------
                                                                                 2,150,618          1,984,516
  Less accumulated depreciation and amortization                                    87,683             32,114
                                                                              ------------       ------------
       Net property, plant and equipment                                         2,062,935          1,952,402
                                                                              ------------       ------------

INVESTMENT IN AFFILIATE                                                              1,436              1,394
                                                                              ------------       ------------
CURRENT ASSETS
  Cash and cash equivalents                                                         26,054             16,810
  Accounts receivable, less allowances of $1,289 and $1,464, respectively           48,085             56,315
  Accounts receivable - related parties                                              7,287                816
  Gas imbalances - receivable                                                       36,122             26,974
  System gas and operating supplies                                                 98,250             60,937
  Deferred income taxes, net                                                        10,698              7,731
  Note receivable - Southern Union                                                  90,745             87,350
  Other                                                                             11,646              8,271
                                                                              ------------       ------------
       Total current assets                                                        328,887            265,204
                                                                              ------------       ------------

  Intangibles, net                                                                   8,496             30,698
  Restricted cash                                                                    1,500              1,500
  Debt issuance cost                                                                 4,471              4,699
  Non-current system gas                                                            30,471             23,938
  Other                                                                              1,964              1,708
                                                                              ------------       ------------

  TOTAL ASSETS                                                                $  2,440,160       $  2,281,543
                                                                              ============       ============

                             See accompanying notes.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                   DECEMBER 31, 2004  DECEMBER 31, 2003
                                                   -----------------  -----------------
OWNERS' EQUITY
   Partners' capital                                  $   802,406        $         -
   Member's capital                                             -            679,465
   Accumulated other comprehensive income                   1,231              1,372
   Retained earnings                                            -             51,452
   Tax sharing note receivable - Southern Union           (70,971)           (85,471)
                                                      -----------        -----------
        Total owners' equity                              732,666            646,818

   Long-term debt                                       1,174,065            995,773
                                                      -----------        -----------
        Total capitalization                            1,906,731          1,642,591
                                                      -----------        -----------

CURRENT LIABILITIES
   Current portion of long-term debt                       12,548            209,671
   Accounts payable                                         3,449              1,452
   Accounts payable - overdrafts                           20,103              6,607
   Accounts payable - related parties                       3,478              9,039
   Gas imbalances - payable                               102,567             66,049
   Accrued taxes                                           10,750              9,979
   Accrued interest                                        19,119             21,017
   Other                                                   85,239             65,230
                                                      -----------        -----------
        Total current liabilities                         257,253            389,044
                                                      -----------        -----------

   Deferred income taxes, net                             172,193            131,991
   Post-retirement benefits                                30,449             33,473
   Other                                                   73,534             84,444
   Commitments and contingencies                      -----------        -----------

   TOTAL OWNERS' EQUITY AND LIABILITIES               $ 2,440,160        $ 2,281,543
                                                      ===========        ===========

                             See accompanying notes.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               POST-ACQUISITION           PRE-ACQUISITION
                                                                           ------------------------- -------------------------
                                                                           YEAR ENDED    JUNE 12 -   JANUARY 1 -  YEAR ENDED
                                                                           DECEMBER 31, DECEMBER 31,  JUNE 11,    DECEMBER 31,
                                                                              2004         2003         2003         2002
                                                                           ------------ ------------ -----------  ------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
      Net earnings (loss)                                                   $  87,933    $  51,452    $  50,014    $(299,611)
      Adjustments to reconcile net earnings to net cash from
        operating activities:
        Depreciation and amortization                                          60,182       33,129       23,110       51,184
        Gain on extinguishment of debt                                           (231)      (6,123)           -         (920)
        Deferred income taxes, net                                             39,574       33,321       30,532       29,762
        Debt premium and discount amortization, net                            (5,033)      (8,272)        (201)       1,047
        Cumulative effect of change in accounting principle                         -            -       (2,003)     369,119
        Centennial write-down                                                       -            -            -       26,281
        Changes in operating assets and liabilities:
            Accounts receivable                                                 1,759        4,212          219       57,678
            Inventory                                                         (31,693)     (24,625)       2,520       22,171
            Gas imbalances - receivable                                        (9,148)      21,742      (30,952)       2,720
            Other assets                                                       (8,293)       7,173       11,955      (31,773)
            Payables                                                           (3,564)      (3,620)       2,883          989
            Accrued taxes                                                       8,490        9,979        6,673        2,579
            Interest accrued                                                   (1,898)       1,194       (4,768)      (1,584)
            Gas imbalances - payable                                           36,518       (2,455)      27,527      (18,200)
            Other liabilities                                                   8,714       (5,088)      (6,915)     (35,104)
                                                                            ---------    ---------    ---------    ---------
             Net cash flows from operating activities                         183,310      112,019      110,594      176,338
                                                                            ---------    ---------    ---------    ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
      Net increase in Note receivable - Southern Union                         (3,395)     (87,350)           -            -
      Net (increase) decrease in Note receivable - CMS Capital                      -            -      (62,570)     213,912
      Capital and investment expenditures                                    (173,047)     (64,270)     (29,339)    (113,354)
      Purchase of system gas,net                                                    -       (3,939)      (2,724)      (4,739)
      Sale of Centennial                                                            -            -       40,000            -
      Sale of Atchafalaya                                                           -        2,200            -            -
      Retirements and other                                                      (209)         237         (886)     (10,395)
                                                                            ---------    ---------    ---------    ---------
             Net cash flows used in investing activities                     (176,651)    (153,122)     (55,519)      85,424
                                                                            ---------    ---------    ---------    ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
      Increase (decrease) in bank overdrafts                                   13,496       (1,001)         219       (3,279)
      Debt issuance                                                           200,000      550,000       10,000       30,000
      Debt retirements                                                       (209,671)    (545,044)     (45,852)    (137,775)
      Premium on debt issuance                                                   (190)           -            -            -
      Debt issuance costs                                                      (1,050)      (4,434)           -       (2,853)
      Debt retirement costs                                                         -       (1,595)           -            -
      Gain on interest rate swap                                                    -            -            -        2,562
      Acquisition of LNG Holding's Minority Interest                                -            -            -      (40,800)
      Return of capital                                                             -            -      (40,000)      (5,186)
      Dividend                                                                      -            -            -      (27,204)
                                                                            ---------    ---------    ---------    ---------
             Net cash flows from (used in) financing activities                 2,585       (2,074)     (75,633)    (184,535)
                                                                            ---------    ---------    ---------    ---------
      Net increase (decrease) in cash and cash equivalents                      9,244      (43,177)     (20,558)      77,227
      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         16,810       59,987       80,545        3,318
                                                                            ---------    ---------    ---------    ---------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  26,054    $  16,810    $  59,987    $  80,545
                                                                            =========    =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 CASH PAID DURING THE PERIOD FOR:
      Interest (net of interest rate swap and amounts capitalized)          $  68,250    $  37,846    $  38,187    $  83,513
      Income taxes (net of refunds)                                                66            -           83      (26,943)
OTHER NONCASH INVESTING AND FINANCING ACTIVITIES WERE:
      Return of capital - Guardian equity investment                        $       -    $       -    $ (27,781)   $       -
      Property contributions received                                               -            -       15,149            -

                             See accompanying notes.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP

    CONSOLIDATED STATEMENTS OF OWNERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                                          Accumulated
                                                                             Other                                   Retained
                                                   Partners'    Common   Comprehensive Other Paid-in   Members'      Earnings
                                                    Capital      Stock   Income (Loss)    Capital       Capital      (Deficit)
                                                   ---------    -------  ------------- -------------   ---------    ----------
Balance January 1, 2002 (Pre-acquisition)          $       -    $ 1,000    $       -    $ 1,285,622    $       -    $  (12,296)

    Comprehensive income:
      Net loss                                             -          -            -              -            -      (299,611)
      Increase in pension liability, net of tax            -          -      (25,770)             -            -             -
      Unrealized loss related to interest rate
       swaps, net of tax                                   -          -      (13,409)             -            -             -
                                                   ---------    -------    ---------    -----------    ---------    ----------
      Comprehensive loss                                   -          -      (39,179)             -            -      (299,611)
                                                   ---------    -------    ---------    -----------    ---------    ----------
    Return of capital - CMS                                -          -            -         (4,935)           -             -
    Common stock dividends                                 -          -            -              -            -       (28,124)
    Other                                                                                       107            -
                                                   ---------    -------    ---------    -----------    ---------    ----------
Balance December 31, 2002 (Pre-acquisition)        $       -    $ 1,000    $ (39,179)   $ 1,280,794    $       -    $ (340,031)

    Comprehensive income:
      Net earnings                                         -          -            -              -            -        50,014
      Unrealized loss related to interest rate
       swaps, net of tax                                   -          -       (3,180)             -            -             -
                                                   ---------    -------    ---------    -----------    ---------    ----------
      Comprehensive income                                 -          -       (3,180)             -            -        50,014
                                                   ---------    -------    ---------    -----------    ---------    ----------
    Return of capital - Centennial                         -          -            -        (40,000)           -             -
    Return of capital - Guardian equity
     investment                                            -          -            -        (27,781)           -             -
    Capital contribution from CMS Gas
     Transmission                                          -          -            -         15,149            -             -
    Other                                                  -          -            -            194            -             -
                                                   ---------    -------    ---------    -----------    ---------    ----------
Balance June 11, 2003 (Acquisition date)           $       -    $ 1,000    $ (42,359)   $ 1,228,356    $       -    $ (290,017)
                                                   ---------    -------    ---------    -----------    ---------    ----------
Balance June 12, 2003 (Post-acquisition)           $       -    $ 1,000    $ (42,359)   $ 1,228,356    $       -    $ (290,017)
    Acquisition adjustments to eliminate
     original balances                                     -     (1,000)      42,359     (1,228,356)           -       290,017
    Pushdown of purchase price and related costs           -          -            -              -      679,465             -
    Tax sharing receivable - Southern Union                -          -            -              -            -             -
                                                   ---------    -------    ---------    -----------    ---------    ----------
       Subtotal                                            -          -            -              -      679,465             -
    Comprehensive income:
      Net earnings                                         -          -            -              -            -        51,452
      Unrealized gain related to interest rate
       swaps, net of tax                                   -          -        1,372                           -             -
                                                   ---------    -------    ---------    -----------    ---------    ----------
      Comprehensive income                                 -          -        1,372              -            -        51,452
                                                   ---------    -------    ---------    -----------    ---------    ----------
Balance December 31, 2003 (Post-acquisition)       $       -    $     -    $   1,372    $         -    $ 679,465    $   51,452

    Adjustment to pushdown of purchase price
     and related costs                                     -          -            -              -      (16,444)            -
    Tax sharing receivable - Southern Union                -          -            -              -            -             -

    Comprehensive income:
      Net earnings                                         -          -            -              -            -        47,201
      Unrealized gain related to interest rate
       swaps, net of tax                                   -          -          405                           -             -
                                                   ---------    -------    ---------    -----------    ---------    ----------
      Comprehensive income prior to change in
       legal ownership structure                           -          -          405              -            -        47,201
                                                   ---------    -------    ---------    -----------    ---------    ----------
    Change in legal ownership structure (See
     Note I)                                         761,674          -            -              -     (663,021)      (98,653)
    Tax sharing receivable - Southern Union
     (See Note V)                                          -          -            -              -            -             -

    Comprehensive income:
      Net earnings                                    40,732          -            -              -            -             -
      Unrealized loss related to interest rate
       swaps, net of tax                                   -          -         (546)                          -             -
                                                   ---------    -------    ---------    -----------    ---------    ----------
      Comprehensive income                            40,732          -         (546)             -            -             -
                                                   ---------    -------    ---------    -----------    ---------    ----------
Balance December 31, 2004 (Post-acquisition)       $ 802,406    $     -    $   1,231    $         -    $       -    $        -
                                                   =========    =======    =========    ===========    =========    ==========

                                                                      Tax Sharing
                                                                         Note
                                                   Note Receivable    Receivable-
                                                     CMS Capital    Southern Union       Total
                                                   ---------------  --------------    -----------
Balance January 1, 2002 (Pre-acquisition)            $ (150,000)       $       -      $ 1,124,326
    Comprehensive income:
      Net loss                                                -                -         (299,611)
      Increase in pension liability, net of tax               -                -          (25,770)
      Unrealized loss related to interest rate
       swaps, net of tax                                      -                -          (13,409)
                                                     ----------        ---------      -----------
      Comprehensive loss                                      -                -         (338,790)
                                                     ----------        ---------      -----------
    Return of capital - CMS                                   -                -           (4,935)
    Common stock dividends                                    -                -          (28,124)
    Other                                                                                     107
                                                     ----------        ---------      -----------
Balance December 31, 2002 (Pre-acquisition)          $ (150,000)       $       -      $   752,584
    Comprehensive income:
      Net earnings                                            -                -           50,014
      Unrealized loss related to interest rate
       swaps, net of tax                                      -                -           (3,180)
                                                     ----------        ---------      -----------
      Comprehensive income                                    -                -           46,834
                                                     ----------        ---------      -----------
    Return of capital - Centennial                            -                -          (40,000)
    Return of capital - Guardian equity
     investment                                               -                -          (27,781)
    Capital contribution from CMS Gas
     Transmission                                             -                -           15,149
    Other                                                     -                -              194
                                                     ----------        ---------      -----------
Balance June 11, 2003 (Acquisition date)             $ (150,000)       $       -      $   746,980
                                                     ----------        ---------      -----------
Balance June 12, 2003 (Post-acquisition)             $ (150,000)       $       -      $   746,980
    Acquisition adjustments to eliminate
     original balances                                  150,000                -         (746,980)
    Pushdown of purchase price and related costs              -                -          679,465
    Tax sharing receivable - Southern Union                   -          (85,471)         (85,471)
                                                     ----------        ---------      -----------
       Subtotal                                               -          (85,471)         593,994
    Comprehensive income:
      Net earnings                                            -                -           51,452
      Unrealized gain related to interest rate
       swaps, net of tax                                      -                -            1,372
                                                     ----------        ---------      -----------
      Comprehensive income                                    -                -           52,824
                                                     ----------        ---------      -----------
Balance December 31, 2003 (Post-acquisition)         $        -        $ (85,471)     $   646,818
    Adjustment to pushdown of purchase price
     and related costs                                        -                -          (16,444)
    Tax sharing receivable - Southern Union                   -           (5,467)          (5,467)
    Comprehensive income:
      Net earnings                                            -                -           47,201
      Unrealized gain related to interest rate
       swaps, net of tax                                      -                -              405
                                                     ----------        ---------      -----------
      Comprehensive income prior to change in
       legal ownership structure                              -                -           47,606
                                                     ----------        ---------      -----------
    Change in legal ownership structure (See
     Note I)                                                  -                -                -
    Tax sharing receivable - Southern Union
     (See Note V)                                             -           19,967           19,967
    Comprehensive income:
      Net earnings                                            -                -           40,732
      Unrealized loss related to interest rate
       swaps, net of tax                                      -                -             (546)
                                                     ----------        ---------      -----------
      Comprehensive income                                    -                -           40,186
                                                     ----------        ---------      -----------
Balance December 31, 2004 (Post-acquisition)         $        -        $ (70,971)     $   732,666
                                                     ==========        =========      ===========

                             See accompanying notes.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              I CORPORATE STRUCTURE

Panhandle Eastern Pipe Line Company, LP (Panhandle Eastern Pipe Line) became an indirect wholly-owned subsidiary of Southern Union Company (Southern Union Company and, together with its subsidiaries, Southern Union) upon Southern Union's June 11, 2003 acquisition of Panhandle (Panhandle Acquisition) from CMS Gas Transmission Company (CMS Gas Transmission), a subsidiary of CMS Energy Corporation (CMS Energy and, together with CMS Gas Transmission, CMS). Panhandle is primarily engaged in the interstate transportation and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services. Panhandle is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The Panhandle entities include Panhandle Eastern Pipe Line, Trunkline Gas Company, LLC (Trunkline), a wholly-owned subsidiary of Panhandle Eastern Pipe Line, Sea Robin Pipeline Company, LLC (Sea Robin), an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line, Trunkline LNG Company, LLC (Trunkline LNG), which is a wholly-owned subsidiary of Trunkline LNG Holdings, LLC (LNG Holdings), an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line and Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage), a wholly-owned subsidiary of Panhandle Eastern Pipe Line. Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet (bcf) per day and 72 bcf of owned underground storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America, based on current send out capacity, and has 6.3 bcf of above ground LNG storage capacity.

On June 11, 2003, Southern Union acquired Panhandle from CMS Gas Transmission for approximately $581,729,000 in cash and 3,000,000 shares of Southern Union common stock (before adjustment for subsequent stock dividends), valued at approximately $48,900,000 based on market prices at closing of the Panhandle Acquisition, and in connection therewith incurred transaction costs of approximately $31,922,000. At the time of the acquisition, Panhandle had approximately $1,157,228,000 of debt outstanding that it retained. Southern Union funded the cash portion of the acquisition with approximately $437,000,000 in cash proceeds it received for the January 1, 2003 sale of its Texas operations, approximately $121,250,000 in cash proceeds it received from concurrent common stock and equity units offerings and with working capital available to Southern Union. Southern Union structured the Panhandle Acquisition and the sale of its Texas operations in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended.

Panhandle Eastern Pipe Line and five of its subsidiaries, as well as Southern Union Panhandle, LLC, converted from Delaware corporations to Delaware limited liability companies in June 2003. On June 29, 2004, Panhandle Eastern Pipe Line was converted from a Delaware limited liability company to a limited partnership. Pursuant to the conversion, all rights and liabilities of Panhandle Eastern Pipe Line Company, LLC vested in Panhandle Eastern Pipe Line Company, LP. As a result of the conversion, retained earnings and member's capital were reclassified as partners' capital. There was no effect on Panhandle's results of operations (including income taxes), cash flows or financial position as a result of this conversion. Southern Union Panhandle, LLC serves as the general partner of Panhandle Eastern Pipe Line and owns a one percent general partner interest in Panhandle Eastern Pipe Line. Southern Union Company owns a ninety-nine percent limited partner interest in Panhandle Eastern Pipe Line.

Under the terms of the Panhandle sale agreement, CMS retained ownership of and all obligations associated with Centennial Pipeline, LLC (Centennial) and Guardian Pipeline, LLC (Guardian) pipeline projects, as well as certain of Panhandle's net deferred tax assets of $28,124,000, all tax liabilities of $17,405,000, net pension liabilities recorded of $42,965,000, certain other net post-retirement liabilities recorded of $16,351,000 and other net liabilities of $2,214,000. CMS also retained financial responsibility for all existing stock options. Panhandle disposed of its interest in Centennial and Guardian and certain cash collateral related to Guardian was transferred to CMS. Such disposition to CMS via sale to its partners was recorded at Panhandle's net book value with no gain or loss recognized. See Note V -- Related Party Transactions. The Note receivable from CMS Capital Corp. (CMS Capital), a subsidiary of CMS, was eliminated in the sale as the purchase by Southern Union from CMS included the offsetting Note payable of CMS Capital and thus the note was eliminated in purchase accounting and subsequently extinguished. See Note V -- Related Party Transactions. On March 1, 2003, certain assets previously held by CMS with a net book value of $15,149,000 were contributed to Panhandle by CMS and were included in the Southern Union purchase.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Panhandle Acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted within the United States of America with Panhandle allocating (pushdown) the purchase price paid by Southern Union to Panhandle's net assets as of the acquisition date. The Panhandle assets acquired and liabilities assumed have been recorded based on their estimated fair value as of the acquisition date based on the results of outside appraisals. Accordingly, the post-acquisition financial statements reflect a new basis of accounting and pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable.

The following table summarizes the final purchase accounting-based changes in owners' equity associated with the acquisition as of June 11, 2003, including details of the fair value adjustments to the pre-acquisition carrying amounts of the net assets acquired. All dollar amounts in the tables herein are stated in thousands.

Owners' equity, pre-acquisition                                        $ 746,980
Fair value adjustments to pre-acquisition net assets:
  Current assets, excluding system gas                       1,177
  System gas                                                14,055
  Property, plant and equipment                            230,065
  Intangibles                                                9,503
  Goodwill                                                (112,582)
  Deferred debt costs                                      (14,469)
  Other assets                                                (352)
  Current liabilities                                         (863)
  Long-term debt                                           (63,764)
  Deferred credits and other liabilities                   (12,614)
                                                           -------
    Net fair value adjustments                                            50,156
  Net liabilities retained by CMS                                         50,811
  Elimination of CMS Capital Note receivable                            (184,926)
                                                                       ---------
Subtotal                                                                 663,021
  Tax sharing receivable                                                 (90,938)
                                                                       ---------
Owners' equity, post-acquisition                                       $ 572,083
                                                                       =========

         II SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances. Investments in businesses not controlled by Panhandle Eastern Pipe Line, but over which it has significant influence, are accounted for using the equity method. Investments that are variable interest entities are consolidated if Panhandle is allocated a majority of the entity's gains and/or losses, including fees paid by the entity. All significant inter company accounts and transactions are eliminated in consolidation.

REVISED CLASSIFICATION OF STATEMENT OF CASH FLOWS. During 2004, Panhandle revised its classification in its Consolidated Statements of Cash Flows of the change in current notes receivable from affiliates to a component of investing activities from a component of financing activities. This revision in classification had the effect of increasing the previously reported amount of cash flows from financing activities by $62,570,000 and $87,350,000 for the period from January 1 through June 11, 2003 and the period from June 12, 2003 through December 31, 2003, respectively, with corresponding decreases in the amount of cash flows from investing activities in the respective periods. This revision in classification also had the effect of decreasing the previously reported amount of cash flows from financing activities by $213,912,000 for the year ended December 31, 2002, with a corresponding increase in cash flows from investing activities.

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

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS. All liquid investments with maturities of three months or less at the date of purchase are considered cash equivalents. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these investments.

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

FUEL TRACKER. Liability accounts are maintained for net volumes of fuel gas owed to customers collectively. Whenever fuel is due from customers from prior underrecovery based on contractual and specific tariff provisions, Trunkline and Trunkline LNG record an asset. Panhandle's other companies that are subject to fuel tracker provisions record an expense when fuel is underrecovered. The pipelines' fuel reimbursement is in-kind and non-discountable.

PROPERTY, PLANT AND EQUIPMENT. On June 11, 2003, Panhandle was acquired by Southern Union. The acquisition was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Panhandle's property, plant and equipment (PP&E) was adjusted to estimated fair market value on June 11, 2003 and depreciated based on the revised estimated remaining useful lives. Panhandle's accumulated depreciation and amortization provision balance at June 11, 2003 was eliminated pursuant to the purchase method of accounting. See Note I -- Corporate Structure.

Ongoing additions of PP&E are stated at cost. Panhandle capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. The cost of renewals and betterments that extend the useful life of PP&E is also capitalized. The cost of repairs and replacements of minor items of PP&E is charged to expense as incurred. Depreciation is generally computed using the straight-line method. The composite weighted-average depreciation rates were 3.1, 3.0 and 3.1 percent for 2004, 2003 and 2002, respectively.

When PP&E is retired, the original cost less salvage is charged to accumulated depreciation and amortization. When entire regulated operating units of property, plant and equipment are retired or sold or non-regulated properties are retired or sold, the property and related accumulated depreciation and amortization accounts are reduced, and any gain or loss is recorded in income.

Computer software, which is a component of PP&E, is stated at cost and is generally amortized on a straight-line basis over its useful life on a product-by-product basis. The amortization period for computer software is between 5 and 10 years.

ASSET IMPAIRMENT. Panhandle applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to account for impairments on long-lived assets. Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount.

RELATED PARTY TRANSACTIONS. Prior to its acquisition by Southern Union, Panhandle had a number of significant transactions with its former parent and its subsidiaries. These transactions included revenues for the transportation of natural gas for Consumers Energy Company (Consumers), and other CMS affiliated entities, which were based on regulated prices, market prices and/or competitive bidding. Related party expenses included payments for services provided by affiliates and payment of overhead costs and management and royalty fees to CMS, as well as allocated employee benefit plan costs. Subsequent to June 11, 2003, related party expenses primarily include payments for services provided by Southern Union. Other income was primarily

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related to interest income from the Note receivable - CMS Capital and Note receivable - Southern Union. See Note V -- Related Party Transactions.

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

For periods commencing with the Panhandle Acquisition, Panhandle and certain of its subsidiaries are not treated as separate taxpayers for federal and certain state income tax purposes. Instead, Panhandle's income is taxable to Southern Union. Panhandle has entered into a tax sharing agreement with Southern Union pursuant to which Panhandle will be required to make payments to Southern Union in order to reimburse Southern Union for federal and state taxes that it pays on Panhandle's income, or to receive payments from Southern Union to the extent that tax losses generated by Panhandle are utilized by Southern Union. In addition, Panhandle's subsidiaries that are corporations will be included in consolidated and combined federal and state income tax returns filed by Southern Union. Panhandle's liability generally will be equal to the liability which Panhandle and its subsidiaries would have incurred based upon Panhandle's taxable income if Panhandle was a taxpayer filing separately from Southern Union, except that Panhandle will receive credit under an intercompany note for any increased liability resulting from its tax basis in its assets having been reduced as a result of the like-kind exchange under Section 1031 of the IRS Code. In addition, Southern Union has agreed to pay Panhandle any indemnification payments that it receives from CMS with respect to its tax liability for periods prior to the Panhandle Acquisition. The tax sharing agreement can be amended from time to time. Depending upon the terms of the tax sharing agreement, Panhandle's liability to Southern Union may be greater or less than the tax liability that Panhandle would have incurred if it was a corporation unaffiliated with Southern Union.

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

REVENUES. Revenues on transportation, storage and terminalling of natural gas are recognized as service is provided. Receivables are subject to normal trade terms and are carried net of an allowance for doubtful accounts. Prior to final FERC approval of filed rates, Panhandle is exposed to risk that the FERC will ultimately approve the rates at a level lower than those requested. The difference is subject to refund and reserves are established, where required, for that purpose. See Note III -- Regulatory Matters.

SIGNIFICANT CUSTOMERS AND CREDIT RISK. Panhandle manages trade credit risks to minimize exposure to uncollectible trade receivables. Prospective and existing customers are reviewed for creditworthiness based upon pre-established standards. Customers that do not meet minimum standards are required to provide additional credit support. Panhandle utilizes the allowance method for recording its allowance for uncollectible accounts which is primarily based on the application of historical bad debt percentages applied against Panhandle's aged accounts receivable. Increases in the allowance are recorded as a component of operation expenses. Reductions in the allowance are recorded when receivables are written off. Panhandle has recorded an allowance for doubtful accounts totaling $1,289,000 and $1,464,000 at December 31, 2004 and 2003, respectively, relating to its trade receivables.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the relative contribution to Panhandle's total operating revenue of each customer that comprised at least ten percent of our operating revenues for the years ended December 31, 2004, 2003 and 2002.

                        PERCENT OF OPERATING REVENUE FOR
                               TWELVE MONTHS ENDED
                                  DECEMBER 31,

CUSTOMER                             2004       2003        2002
-----------------------------      --------   ---------   ---------
ProLiance                             17%         16%         16%
BG LNG Services                       15          15          13
Ameren Corp                           12           8           7
CMS Energy and affiliates (1)         10          12          12
Other top 10 customers                14          18          19
Remaining customers                   32          31          33
                                   -----      ------      ------
  Total percentage                   100%        100%        100%
                                   =====      ======      ======

(1) Primarily Consumers Energy

INTEREST COST CAPITALIZED. Panhandle capitalizes a carrying cost on funds invested in its construction of long-lived assets that includes a return on the investment financed by debt, which is recorded as capitalized interest. The capitalized interest is calculated based on Panhandle's average cost of debt. Gross interest expense for the twelve months ended December 31, 2004, 2003 and 2002 was $53,241,000, $63,564,000 and $79,537,000, respectively, of which
$4,812,000, $2,611,000 and $3,008,000 was capitalized for projects under construction during 2004, 2003 and 2002, respectively. The capitalized interest amounts are included as a reduction of interest expense. Capitalized carrying cost for debt is reflected as an increase in the cost of the asset on the balance sheet.

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

In connection with the Panhandle Acquisition, CMS, or its affiliates, also retained liabilities with respect to the postretirement benefit plans other than pensions (OPEB) for Panhandle retirees and employees who were eligible to retire with such benefits as of the closing of the Panhandle Acquisition. CMS, or its affiliates, also retained all

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the assets relating to OPEB, which were $1,986,000 less than the liabilities retained. Following the Panhandle Acquisition, Panhandle continues to provide certain postretirement health and life benefits to eligible, active employees (Panhandle Plan). The accumulated postretirement benefit obligation with respect to such postretirement health and life benefits as of June 11, 2003 was estimated to be approximately $42,752,000 and as of December 31, 2003 and December 31, 2004 the balance was approximately $41,285,000 and $38,260,000, respectively. Panhandle agreed to provide, or supplement, postretirement health benefits under the Panhandle Plan for certain employees eligible to receive retiree health benefits under the CMS plan, if the most valuable of the options under the CMS plan becomes less valuable than the most valuable option under the Panhandle Plan. Currently, no benefits are expected to be provided under the Panhandle Plan with respect to those eligible employees who elect to receive benefits as retirees under the CMS plan, and no liability is currently recognized for such employees. See Note XV -- Retirement Benefits.

ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES. Panhandle follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, to accrue for derivative and hedging activities. See Note VI -- Accounting for Derivatives and Hedging Activities.

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. Panhandle follows SFAS No. 143, "Accounting for Asset Retirement Obligations (ARO)", to account for its asset retirement obligations. Panhandle adopted the new rules on asset retirement obligations on January 1, 2003. Adoption of the new rule resulted in an increase in net property, plant and equipment associated with offshore lateral lines of $5,026,000, recognition of an asset retirement obligation of $6,024,000, and a cumulative effect of adoption that increased net income and owners' equity by $2,003,000, net of tax.

The fair value of ARO liabilities has been calculated using an expected present value technique. This technique reflects assumptions, such as costs, inflation, and profit margin that third parties would consider in order to take on the settlement of the obligation. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in Panhandle's ARO fair value estimate since a reasonable estimate could not be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, such as assets with an indeterminate life, the liability will be recognized when a reasonable estimate of fair value can be made. Generally, properties such as onshore transmission assets have an indeterminate life, retirement cash flows cannot be determined and there is a low probability in determining a retirement date. Therefore, no liability has been recorded for these assets. The initial measurement of the ARO liability for some of Panhandle's offshore lateral lines is based largely on cost estimates from third parties.

Panhandle's ARO asset was $3,711,000 and $5,026,000 at December 31, 2004 and December 31, 2003, respectively. Panhandle's ARO liability had an aggregate carrying amount of approximately $5,657,000, $7,479,000 and $6,024,000 as of December 31, 2004, December 31, 2003 and January 1, 2003, respectively. During the year ended December 31, 2004, the change in the carrying amount of the ARO liability was attributable to $543,000 of accretion expense offset by $2,365,000 of liabilities settled and cash flow revisions. During the periods January 1 through June 11, 2003 and June 12 through December 31, 2003, Panhandle incurred accretion expense of $282,000 and $364,000, respectively, and a liability of $809,000 during 2003.

During the second quarter of 2003, Panhandle reclassified $27,286,000 of negative salvage previously included in accumulated depreciation to other non-current liabilities for amounts collected for asset retirement obligations on certain assets which are not recordable as SFAS No. 143 liabilities, but represent other legal obligations.

ACCOUNTING FOR GAINS AND LOSSES ON DEBT EXTINGUISHMENT. Panhandle follows SFAS No. 145, "Rescission of Financial Accounting Standards Board (FASB) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," (SFAS No. 145) to account for gains and losses on debt extinguishment. SFAS No. 145 dictates that gains and losses on debt extinguished are no longer classified as extraordinary items. This provision is effective for transactions occurring and financial statements issued on or after May 15, 2002. Panhandle has adopted SFAS No. 145 and the implementation resulted in a reclassification of a $920,000 gain ($565,000, net of tax) related to debt retirements previously reflected as Extraordinary Item to Other, net for the twelve months ended December 31, 2002. During 2003, Panhandle recorded a pre-tax gain on the extinguishment of debt of approximately $6,123,000 ($3,674,000, net of tax) which is classified as Other, net. During 2004, Panhandle recorded an additional pre-tax gain on the extinguishment of debt of approximately $231,000 ($139,000, net of tax), which is classified as Other, net. See Note XII -- Debt.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING FOR TAXES. For federal and certain state income tax purposes, after converting to limited liability companies, Panhandle's subsidiaries are not treated as separate taxpayers. Instead, their income is directly taxable to Southern Union. Since its conversion to a limited partnership, Panhandle has been treated as a disregarded entity for federal income tax purposes. Panhandle's income is directly taxable to Southern Union. Pursuant to a tax sharing agreement with Southern Union, Panhandle will pay its share of taxes based on its taxable income, which will generally equal the liability which Panhandle would have incurred as a separate taxpayer. Panhandle will receive credit under an intercompany note from Southern Union for differences in tax depreciation resulting from the like-kind exchange over the taxable life of the related assets. See Note I -- Corporate Structure and Note II -- Summary of Significant Accounting Policies and Other Matters - Related Party Transactions.

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets, such as net operating loss carryforwards, may be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

STOCK BASED COMPENSATION. Following its acquisition by Southern Union on June 11, 2003 and in accordance with Southern Union's policy, Panhandle reports stock option grants using the intrinsic-value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related authoritative interpretations. Under the intrinsic-value method, because the exercise price of the Southern Union employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table illustrates the effect on net earnings and net earnings available for equity holders if Panhandle had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," to stock-based employee compensation:

                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                            2004
                                                        ------------
Net earnings, as reported                               $     87,933
Deduct total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related taxes                           207
                                                        ------------
Pro forma net earnings                                  $     87,726
                                                        ============

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the year ended December 31, 2004: dividend yield of nil; volatility of
36.75 percent; risk-free interest rate of 2.95 percent; and expected life outstanding of six years. The weighted average fair value of options granted with fair market value strike prices at their grant date during the year ended December 31, 2004 was $7.35. There were no options granted with strike prices above fair market value at the grant date during the year ended December 31, 2004. No options were granted during the year ended December 31, 2003.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ACCOUNTING STANDARDS

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

FSP NO. FAS 106-2, "ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003" (THE MEDICARE PRESCRIPTION DRUG ACT): In accordance with FASB Staff Position (FSP) No. FAS 106-2, the benefit obligation and net periodic post-retirement cost in Panhandle's consolidated financial statements and accompanying notes do not reflect the effects of the Medicare Prescription Drug Act on Panhandle's post-retirement healthcare plan because Panhandle is unable to conclude whether benefits provided by the plan are actuarially equivalent to Medicare Part D under the Medicare Prescription Drug Act. The method of determining whether a sponsor's plan will qualify for actuarial equivalency was published January 21, 2005 by the Centers for Medicare & Medicaid Services. Once the determination of actuarial equivalence for current and future years is complete, if eligible, Panhandle will account for the subsidy as an actuarial gain, pursuant to the guidelines of this standard.

FASB STATEMENT NO.123R, "SHARE-BASED PAYMENT (REVISED 2004)": Issued by the FASB in December 2004, the statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation," supersedes the Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees" and amends the FASB Statement No. 95, "Statement of Cash Flows." The statement will be effective for Southern Union, Panhandle's parent company, in the first interim reporting period beginning after June 15, 2005 and will require Southern Union to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. Panhandle will be charged for its proportionate share of the expense recorded by Southern Union. In addition, the adoption of the statement will require additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. Panhandle is currently evaluating the impact of this statement on its consolidated financial statements or results of operations.

FSP NO. 109-1, "APPLICATION OF FASB STATEMENT NO. 109, `ACCOUNTING FOR INCOME TAXES,' TO THE TAX DEDUCTION ON QUALIFIED PRODUCTION ACTIVITIES PROVIDED BY THE AMERICAN JOBS CREATION ACT OF 2004": On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed. The Act raises a number of issues with respect to accounting for income taxes. On December 21, 2004, the FASB issued a Staff Position regarding the accounting implications of the Act related to the deduction for qualified domestic production activities (FSP FAS 109-1) which is effective for periods subsequent to December 31, 2004. The guidance in the FSP otherwise applies to financial statements for periods ending after the date the Act was enacted. In FSP FAS 109-1, "Application of FASB Statement No. 109, `Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," the FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and rejected an alternative view to treat it as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. In most cases, a company's existing deferred tax balances will not be impacted at the date of enactment. For some companies, the deduction could have an impact on their effective tax rate and, therefore, should be considered when

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determining the estimated annual rate used for interim financial reporting. Panhandle is currently evaluating the impact, if any, of this FSP on its consolidated financial statements or results of operations.

FERC PROPOSED ACCOUNTING RELEASE: In November 2004, the FERC issued an industry-wide Proposed Accounting Release that, if enacted as written, would require pipeline companies to expense rather than capitalize certain costs related to mandated pipeline integrity programs. The accounting release is proposed to be effective January 2005 following a period of public comment on the release. Panhandle is currently reviewing the release and has not determined what impact this release will have on its consolidated financial statements or results of operations.

                             III REGULATORY MATTERS

In conjunction with a FERC Order issued in September 1997, certain natural gas producers were required to refund to interstate natural gas pipelines, including Panhandle Eastern Pipe Line, monies previously paid to producers as reimbursement of the producers Kansas Ad Valorem tax obligations. The FERC order required the affected pipelines to refund these amounts to their customers. In June 2001, Panhandle Eastern Pipe Line filed a proposed settlement of these proceedings which all the customers and most of the producers supported. The settlement provided for the producers to refund and the customers to accept a reduction from the amounts originally billed to the producers. In September 2001, the FERC approved the settlement without modification and the settlement became effective on October 15, 2001. Settlements were reached with all of the non-settling producers in November 2003, except for Pioneer Natural Resources, Inc. (Pioneer) and Burlington Resources Oil & Gas Company, LP (Burlington). On January 29, 2004 and February 13, 2004, the Commission approved settlements with these remaining non-settling producers. A FERC hearing to resolve the outstanding issues with Pioneer was conducted on October 16, 2003. FERC orders which established Pioneer's refund amount were issued on June 2, 2004 and October 12, 2004. As of December 31, 2004, all tax collections due from producers had been received. One producer, Burlington, is contesting the applicability of the FERC refund requirement due to a prior gas purchase contract settlement with Panhandle Eastern Pipe Line. On January 21, 2005, the United States Court of Appeals for the District of Columbia Circuit remanded this case back to the FERC for further explanation as to why Burlington should be required to make a refund to Panhandle Eastern Pipe Line. Management believes that this matter will not have a material adverse effect on Panhandle's consolidated results of operations or financial position. At December 31, 2003, accounts receivable included $3,017,000 for tax collections due from natural gas producers. At December 31, 2004 and December 31, 2003, other current liabilities included $206,000 and $8,556,000, respectively, for tax collections due to customers.

In December 2002, FERC approved a Trunkline LNG certificate application to expand the Lake Charles facility to approximately 1.2 bcf per day of sustainable send out capacity versus the current sustainable send out capacity of .63 bcf per day and increase terminal storage capacity to 9 bcf from the current 6.3 bcf. BG LNG Services has contract rights for the .57 bcf per day of additional capacity. Construction on the Trunkline LNG expansion project (Phase I) commenced in September 2003 and is expected to be completed at an estimated cost of $137 million, plus capitalized interest, by the end of 2005. On September 17, 2004, as modified on September 23, 2004, FERC approved Trunkline LNG's further incremental expansion project (Phase II). Phase II is estimated to cost approximately $77 million, plus capitalized interest, and would increase the LNG terminal sustainable send out capacity to 1.8 bcf per day. Phase II has an expected in-service date of mid-2006. BG LNG Services has contracted for all the proposed additional capacity, subject to Trunkline LNG achieving certain construction milestones at this facility. Approximately $127 million and $43 million of costs are included in the line item Construction work-in-progress for the expansion projects through December 31, 2004 and December 31, 2003, respectively.

In February 2004, Trunkline filed an application with the FERC to request approval of a 30-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal. Trunkline's filing was approved on September 17, 2004, as modified on September 23, 2004. The pipeline creates additional transport capacity in association with the Trunkline LNG expansion and also includes new and expanded delivery points with major interstate pipelines. On November 5, 2004, Trunkline filed a modified application with the FERC to change the size of the pipeline from 30-inch diameter to 36-inch diameter to better position Trunkline to provide transportation service for expected future LNG volumes and increase operational flexibility. The modification was approved by FERC on February 11, 2005. The Trunkline natural gas pipeline loop project associated with the LNG terminal is estimated to cost $50 million, plus capitalized interest. Approximately $21 million of costs are included in the line item Construction work-in-progress for this project through December 31, 2004.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Panhandle Eastern Pipe Line previously sought refunds from the State of Kansas concerning certain corporate income tax issues for the years 1981 through 1984. On January 25, 2002, the Kansas Supreme Court entered an order affirming a previous Board of Tax Court finding that Panhandle Eastern Pipe Line was entitled to refunds, which, with interest, total approximately $26,000,000. Pursuant to the provisions of the purchase agreement between CMS and a subsidiary of Duke Energy (Duke) associated with the March 1999 CMS acquisition of Panhandle, Duke retained the benefits of any tax refunds or liabilities for periods prior to the date of the sale of Panhandle to CMS, including these Kansas refunds.

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

                                   IV GOODWILL

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Panhandle adopted the provisions of SFAS No. 142 as of January 1, 2002. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment annually in accordance with the provisions of SFAS No. 142. SFAS No. 142's transitional goodwill impairment evaluation required Panhandle to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. Panhandle's goodwill, which resulted from its acquisition by CMS in March 1999, was tested for impairment as of January 1, 2002, based on valuations by outside appraisers. As defined in SFAS No. 142, Panhandle was considered a single reporting unit. The fair value of the reporting unit was determined using a combination of the income approach based on discounted cash flows and a market approach using public guideline companies and market transactions. The goodwill impairment amount was determined by comparing the fair value of goodwill to book value. The goodwill impairment test resulted in a $601,108,000 pre-tax write-down ($369,119,000 after-tax) and was recorded retroactive to the first quarter of 2002 as the cumulative effect of a change in accounting for goodwill, pursuant to the requirements of SFAS No. 142. Such adjustment resulted in a net loss of $299,611,000 for the year ended December 31, 2002. If there had been no cumulative effect of change in accounting principle related to the goodwill impairment, Panhandle's net income would have been $69,508,000. No goodwill amortization was reported for the periods subsequent to January 1, 2002.

On June 11, 2003, Southern Union completed its acquisition of Panhandle from CMS. Based on the results of an outside appraisal and the purchase price allocations, the acquisition resulted in no recognition of goodwill.

                          V RELATED PARTY TRANSACTIONS

Panhandle had a number of significant transactions with former related parties during the pre-acquisition period. Revenue transactions, primarily for the transportation of natural gas for Consumers Energy Company and other CMS affiliates which were related parties until June 12, 2003, were based on regulated prices, market prices or competitive bidding. Panhandle will continue transporting gas for these former related parties under the contracts currently in effect, and thereafter if contracts are renewed. Panhandle Eastern Pipe Line has transportation revenues with Missouri Gas Energy, a Southern Union division, which account for less than one percent of annual consolidated revenues. These deliveries are at contracted rates that pre-date the Panhandle Acquisition.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     POST-ACQUISITION             PRE-ACQUISITION
                                --------------------------    --------------------------
                                 YEAR ENDED    JUNE 12 -      JANUARY 1-    YEAR ENDED
                                DECEMBER 31,  DECEMBER 31,     JUNE 11,     DECEMBER 31,
RELATED PARTY TRANSACTIONS         2004          2003            2003          2002
--------------------------      -----------   ------------    ----------   -------------
Transportation and storage
  of natural gas                $     3,902   $      2,251    $   28,094   $      56,516
LNG terminalling revenue                  -              -             -           2,238
Other operating revenues                216            136           411          (4,796)
Operation and maintenance:
  Management & royalty fees          12,215          6,111             -          16,630
  Other expenses (1)                 24,607          9,900         9,727          23,010
Interest income, net                  1,563            271         6,161           8,743

(1) Includes allocated benefit plan costs

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

Other operating revenue for the twelve month period ended December 31, 2002 includes equity losses related to Centennial of $7,924,000. On February 10, 2003, Panhandle sold its one-third interest in Centennial for $40,000,000 to Centennial's two other unaffiliated partners. There was no income or loss related to Centennial in the first quarter of 2003. In March 2003, $40,000,000 of cash from the sale of Centennial was distributed to CMS as a return of capital.

Net cash generated by Panhandle in excess of operating, investing or financing needs was previously loaned to CMS Capital. Panhandle was credited with interest on the note at the 30-day commercial paper rate plus 125 basis points through July 2002. In August of 2002, the interest rate was increased to a one-month LIBOR plus 300 basis points.

Included in Interest income, net, is interest income of $6,204,000 and $8,843,000 for the periods ended June 11, 2003 and December 31, 2002, respectively, for interest on the Note receivable - CMS Capital. The Note receivable - CMS Capital of $184,926,000 as of the acquisition date has since been eliminated following the acquisition of Panhandle by Southern Union. See
Note I -- Corporate Structure. The $150,000,000 portion of the note classified as a reduction to equity as of the acquisition date was also eliminated.

Pursuant to a demand note with Southern Union under a cash management program, Panhandle has loaned excess cash, net of repayments, totaling $90,745,000 to Southern Union since the Panhandle Acquisition; net loans of $3,395,000 were recorded during the twelve month period ended December 31, 2004. Panhandle is credited with interest on the note at a one month LIBOR rate. Included in Other, net in the accompanying Consolidated Statements of Operations is interest income of $1,563,000 for the twelve month period ended December 31, 2004 and $271,000 for the period June 12-December 31, 2003 related to interest on the Note receivable - Southern Union. Panhandle expects to draw down on the note over the next twelve months to fund capital expenditures in excess of operating cash flows and has thus reflected the note receivable from Southern Union as a current asset.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of certain balances due from or (due to) related parties included in the Consolidated Balance Sheets for the periods presented is as follows:

                                                          DECEMBER 31,   DECEMBER 31,
               RELATED PARTY TRANSACTIONS                     2004           2003
--------------------------------------------------------  ------------   ------------
Note receivable - Southern Union                          $   90,745     $   87,350
Accounts receivable                                            7,287            816
Accounts payable                                              (3,478)        (9,039)
Owners' equity - Tax sharing note receivable - Southern
  Union                                                       70,971         85,471
Deferred tax - receivable                                          -          8,684

The Panhandle Acquisition by Southern Union was treated as an asset acquisition for tax purposes pursuant to a Section 338(h)(10) election of the Internal Revenue Code of 1986, as amended, which eliminated Panhandle's deferred tax assets and liabilities and gave rise to a new tax basis in Panhandle's assets equal to their purchase price. The Panhandle assets acquired and liabilities assumed have been recorded based on their estimated fair value as of the acquisition date based on the results of outside appraisals. Southern Union structured the Panhandle Acquisition in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. For tax purposes, the Panhandle assets that were part of the exchange were recorded at the tax basis of the Southern Union assets for which they were exchanged. The resulting transaction generated an estimated deferred tax liability originally estimated at $85 million, with a final calculated amount of approximately $91 million at the acquisition date and a corresponding receivable from Southern Union reflected as a reduction to owners' equity on Panhandle's Consolidated Balance Sheet. Repayment of the receivable from Southern Union is limited to actual tax liabilities otherwise payable by Panhandle pursuant to the tax sharing agreement with Southern Union. In December 2004, Panhandle recorded a $7,720,000 income tax liability settlement against the Tax sharing note receivable. In the fourth quarter of 2004, Panhandle recorded a $12,247,000 reduction in its deferred tax liability and the corresponding Tax sharing note receivable from Southern Union due to revised calculations in the amount of Panhandle's tax basis utilized by Southern Union in the like-kind exchange associated with the Panhandle Acquisition.

On November 17, 2004, CCE Holdings, LLC (CCE), a joint venture in which Southern Union owns a 50 percent interest, acquired 100 percent of the equity interests of CrossCountry Energy, LLC (CrossCountry) from Enron Corp. and certain of its subsidiaries for approximately $2,450,000,000 in cash, including the assumption of certain consolidated debt. On November 5, 2004, CCE entered into an Administrative Services Agreement (the Management Agreement) with SU Pipeline Management LP (Manager), a Delaware limited partnership and a wholly owned subsidiary of Southern Union, and Panhandle. Under the terms of the Management Agreement, Panhandle covenants, to the extent permitted by applicable law, to cause Manager to perform the duties and obligations of Manager. Manager has assembled an integrated pipeline management team, which includes employees of Panhandle and CrossCountry. Pursuant to the Management Agreement, Manager is responsible for the operations and administrative functions of the enterprise. CCE and Manager will share certain operations of Manager and its affiliates, and CCE will be obligated to bear its share of costs of the Manager and its affiliates, as well as certain transition costs and, under certain conditions, pay annual management fees to Manager. Transition costs are non-recurring costs of establishing the shared services, including but not limited to severance costs, professional fees, certain transaction costs, and the costs of relocating offices and personnel, pursuant to the Management Agreement. At December 31, 2004, Panhandle recognized a liability of approximately $6 million for severance related costs which is reimbursable from CCE for which an offsetting amount is reflected in Accounts receivable - related parties at December 31, 2004.

On March 10, 2003, Panhandle's ownership interest in Guardian was transferred to CMS as a return of capital at the book value of $27,781,000 and Panhandle was released from its guarantee obligations associated with the Guardian non-recourse guaranty by the note holders. See Note XIV -- Commitments and Contingencies. As a result, the $62,500,000 in special deposits which collateralized the guaranty and had been reflected as restricted cash in Panhandle's financial statements were advanced to CMS Capital as part of the demand Note receivable - CMS Capital and were then made available to CMS Gas Transmission.

On March 1, 2003, certain assets held by CMS with a net book value of $15,149,000 were contributed to Panhandle by CMS and were included in Southern Union's acquisition of Panhandle.

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              VI ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

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

Panhandle's subsidiary LNG Holdings is party to interest rate swap agreements with an aggregate notional amount of $193,827,000 as of December 31, 2004 that fix the interest rate applicable to floating rate long-term debt and which qualify for hedge accounting. For the twelve month periods ended December 31, 2004 and 2003, the amount of swap ineffectiveness was not significant. As of December 31, 2004, floating rate LIBOR based interest payments were exchanged for weighted average fixed rate interest payments of 5.88 percent, which does not include the spread on the underlying variable debt rate of 1.63 percent. As such, payments, in excess of the liability recorded, or receipts on interest rate swap agreements are recognized as adjustments to interest expense. As of December 31, 2004 and December 31, 2003, the fair value liability position of the swaps was $11,053,000 and $19,806,000, respectively. For the twelve months ended December 31, 2002 and the period January 1 through June 11, 2003, an unrealized loss of $22,424,000 ($13,409,000, net of tax) and $5,317,000
($3,180,000, net of tax), respectively, was included in accumulated other comprehensive income related to these swaps. As of December 31, 2003 and since the Panhandle Acquisition date, an unrealized gain of $2,293,000 ($1,372,000, net of tax) was included in accumulated other comprehensive income related to these swaps. For the twelve months ended December 31, 2004, an unrealized loss of $236,000 ($141,000, net of tax) was included in accumulated other comprehensive income related to these swaps. Current market pricing models were used to estimate fair values of interest rate swap agreements.

In March 2004, Panhandle entered into interest rate swaps to hedge the risk associated with the fair value of its $200 million 2.75 percent Senior Notes. See Note XII -- Debt. These swaps are designated as fair value hedges and qualify for the short cut method under SFAS No. 133. As of December 31, 2004 the fair value position of the swaps was a liability of $3,936,000, recorded as a reduction to long-term debt. Under the swap agreements, Panhandle will receive fixed interest payments at a rate of 2.75 percent and will make floating interest payments based on the six-month LIBOR. No ineffectiveness is assumed in the hedging relationship between the debt instrument and the interest rate swap. As of December 31, 2004, these swaps have an average interest rate of 2.52 percent.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                VII INCOME TAXES

The separate components of income tax expense for the periods presented consist of:

                                         POST-ACQUISITION               PRE-ACQUISITION
                                         ----------------------------------------------
                                   YEAR ENDED        JUNE 12 -    JANUARY 1 -   YEAR ENDED
                                   DECEMBER 31,    DECEMBER 31,    JUNE 11,     DECEMBER 31,
INCOME TAX EXPENSE                    2004            2003           2003          2002
------------------                    ----            ----           ----          ----
Current income taxes
  Federal                          $  14,756       $       -      $       -     $    13,637
  State                                1,726               -              -           3,002
                                   ---------       ---------      ---------     -----------
    Total current income taxes        16,482               -              -          16,639

Deferred income taxes
  Federal                             32,861          27,823         25,823          24,491
  State                                6,713           5,498          4,709           5,271
                                   ---------       ---------      ---------     -----------
    Total deferred income taxes       39,574          33,321         30,532          29,762
                                   ---------       ---------      ---------     -----------
Total income tax expense           $  56,056       $  33,321      $  30,532     $    46,401
                                   =========       =========      =========     ===========

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate to income before income taxes as follows:

                                         POST-ACQUISITION               PRE-ACQUISITION
                                         ----------------------------------------------
                                   YEAR ENDED        JUNE 12 -    JANUARY 1 -   YEAR ENDED
INCOME TAX EXPENSE                 DECEMBER 31,    DECEMBER 31,    JUNE 11,     DECEMBER 31,
RECONCILIATION TO STATUTORY RATE      2004            2003           2003          2002
--------------------------------      ----            ----           ----          ----

Income tax, computed at the        $  50,396       $  29,671      $  27,490     $    40,570
statutory rate Adjustments:
   State income tax, net of
   federal effect                      5,485           3,574          3,061           5,377
   Permanent differences and
   other                                 175              76            (19)            454
                                   ---------       ---------      ---------     -----------
Total income tax expense           $  56,056       $  33,321      $  30,532     $    46,401
                                   =========       =========      =========     ===========
Effective tax rate                      38.9%           39.3%          38.9%           40.0%
                                   =========       =========      =========     ===========

                    PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal components of Panhandle's deferred tax assets (liabilities) recognized in the Consolidated Balance Sheets for the twelve month periods ended December 31, 2004 and 2003 are as follows:

                                                           DECEMBER 31,   DECEMBER 31,
NET DEFERRED INCOME TAX ASSET (LIABILITY) COMPONENTS          2004           2003
----------------------------------------------------          ----           ----

Property, plant and equipment                              $  (189,041)   $  (178,663)
Investments                                                       (116)        (1,028)
Deferred credits and other liabilities                          26,534         38,740
Tax loss carryforward                                                -          8,090
Other assets                                                     9,933          3,149
Purchase related costs                                               -          9,738
Interest rate swap                                               7,536          7,942
State deferred income taxes, net of federal tax effect         (16,341)       (12,228)
                                                           -----------    -----------
Net deferred income tax asset (liability)                  $  (161,495)   $  (124,260)
                                                           ===========    ===========

Gross deferred tax liabilities                             $  (205,498)   $  (192,048)
Gross deferred tax assets                                       44,003         67,788
                                                           -----------    -----------
Net deferred income tax asset (liability)                  $  (161,495)   $  (124,260)
                                                           ===========    ===========

Non current deferred income tax asset (liability)          $  (172,193)   $  (131,991)
Current tax asset                                               10,698          7,731
                                                           -----------    -----------
Net deferred income tax asset (liability)                  $  (161,495)   $  (124,260)
                                                           ===========    ===========

Under the terms of the Panhandle sale agreement, CMS retained all net deferred tax assets of $28,124,000 and all tax liabilities of $17,405,000 as of June 11, 2003, the acquisition date. Panhandle recognized a deferred tax liability of $90,938,000, which resulted from the like-kind exchange of property under
Section 1031 of the Internal Revenue Code of 1986, as amended. See Note V -- Related Party Transactions. In December 2004, Panhandle realized $7,720,000 of the Tax sharing note receivable as an offset against its current income taxes payable, pursuant to the tax sharing agreement. In the fourth quarter of 2004, Panhandle recorded a $12,247,000 reduction in its deferred tax liability and the corresponding Tax sharing note receivable from Southern Union due to revised calculations in the amount of Panhandle's tax basis utilized by Southern Union in the like-kind exchange associated with the Panhandle Acquisition.

Panhandle had a deferred income tax asset attributable to temporary differences reflecting tax loss carryforwards of $8,090,000 as of December 31, 2003, which was fully utilized in 2004.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       VIII PROPERTY, PLANT AND EQUIPMENT

                                                                LIVES        DECEMBER 31,    DECEMBER 31,
PROPERTY, PLANT AND EQUIPMENT                                  IN YEARS         2004            2003
-----------------------------                                  --------         ----            ----

Transmission                                                      36-46      $ 1,181,182     $ 1,123,262
Gathering                                                            26           46,074          49,016
Underground storage                                               36-46          274,337         316,802
General plant - LNG                                                  40          388,703         387,866
General plant - other   (1)                                        1-10           57,228          17,014
Construction work-in-progress                                                    203,094          90,556
                                                                             -----------     -----------
  Total property, plant and equipment                                          2,150,618       1,984,516
Less accumulated depreciation and amortization                                    87,683          32,114
                                                                             -----------     -----------
Net property, plant and equipment                                            $ 2,062,935     $ 1,952,402
                                                                             ===========     ===========
(1) Includes capitalized computer software costs totalling:

     Computer software cost                                                  $    49,828     $    15,374
     Less accumulated amortization                                                 6,439           2,539
                                                                             -----------     -----------
     Net computer software costs                                             $    43,389     $    12,835
                                                                             ===========     ===========

All of the assets of Trunkline LNG Holdings, an indirect subsidiary of Panhandle Eastern Pipe Line, are pledged as collateral for bank loans which it has outstanding. Post-acquisition figures reflect the impact of purchase accounting for the Southern Union acquisition. See Note I -- Corporate Structure.

Amortization expense of capitalized computer software costs for years 2004, 2003, 2002 was $5,070,000, $4,969,000 and $7,523,000, respectively. During the quarter ended September 30, 2004, Panhandle commenced utilization of an upgraded internally developed computer application to manage its pipeline administration. Panhandle recorded in General plant - other costs of $34,224,000 pursuant to SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," with related amortization expense during 2004 totaling $1,141,000. The intangible asset will be amortized over a ten year life.

At December 31, 2004 and December 31, 2003, capitalized accruals to Property, plant and equipment of $16,108,000 and $5,451,000 are included in Other current liabilities on the Consolidated Balance Sheet.

                              IX INTANGIBLE ASSETS

Based on the purchase price allocations and outside appraisals, the Panhandle Acquisition resulted in the recognition of an intangible asset related to the BG LNG contract with Trunkline LNG with an initial estimated value of $31,569,000. During 2004, Panhandle recorded a reduction in Intangibles, net of $22,066,000, resulting in a final adjusted balance of $9,503,000. Such adjustment was related to a reduction in Southern Union's estimated deferred state income tax liability incurred as a result of the Panhandle Acquisition, pursuant to the provisions of SFAS No. 109.

The intangible is amortized over a period of twenty years, the remaining life of the contract for which the value is associated. At December 31, 2004 and 2003, the carrying amount of these intangibles was approximately $8,496,000 and $30,698,000, respectively. Amortization expense on the customer contract for 2004 and 2003 was $136,000 and $871,000, respectively. Panhandle estimates the annual amortization expense for 2005, 2006, 2007, 2008 and 2009 will be $475,000 per year.

Certain intangibles are included in Property, plant and equipment. See Note VIII -- Property, Plant and Equipment.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           X INVESTMENT IN AFFILIATES

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

                            XI FINANCIAL INSTRUMENTS

Panhandle's financial instruments include $1,175,861,000 and $1,185,533,000 of total debt outstanding, including the current portion of long-term debt, at December 31, 2004 and 2003, respectively, with an approximate fair value of $1,215,107,000 and $1,238,304,000 as of December 31, 2004 and 2003,
respectively. Estimated fair value amounts of long-term debt were obtained from independent parties. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2004 and 2003 are not necessarily indicative of the amounts Panhandle could have realized in current market exchanges.

The $90,745,000 and $87,350,000 Note Receivable from Southern Union at December 31, 2004 and December 31, 2003, respectively, is at fair value and the interest portion is calculated using an interest rate equal to the one month LIBOR rate. See Note V -- Related Party Transactions.

LNG Holdings is required by its credit agreement to have fixed interest rates on a portion of its bank notes for a period of five years. Accordingly, from time to time, LNG Holdings enters into interest rate swaps to effectively fix the rate of certain of its otherwise floating rate notes in order to conform to this requirement. On December 31, 2001 and March 22, 2002, interest rate swaps were entered into with respect to $150,000,000 and $67,000,000, respectively, of floating rate notes.

As of December 31, 2004 and December 31, 2003, the fair value liability position of the swaps was $11,053,000 and $19,806,000, respectively. As of December 31, 2003 and since the acquisition date, an unrealized gain of $2,293,000 ($1,372,000, net of tax) was included in accumulated other comprehensive income related to these swaps. For the twelve months ended December 31, 2004, an unrealized loss of $236,000 ($141,000, net of tax) was included in accumulated other comprehensive income related to these swaps. Current market pricing models were used to estimate fair values of interest rate swap agreements.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    XII DEBT

                                                            DECEMBER 31,    DECEMBER 31,
Long-term Debt                                Year Due         2004            2003
--------------                                --------         ----            ----

6.125% Senior Notes                             2004        $         -     $   146,080
7.875% Senior Notes                             2004                  -          52,455
6.50% Senior Notes                              2009             60,623          60,623
8.25% Senior Notes                              2010             40,500          40,500
7.00% Senior Notes                              2029             66,305          66,305
4.80% Senior Notes                              2008            300,000         300,000
6.05% Senior Notes                              2013            250,000         250,000
2.75% Senior Notes                              2007            200,000               -
LNG bank loans (floating rate)               2005-2007          258,433         269,570
                                                            -----------     -----------
  Total debt outstanding                                      1,175,861       1,185,533
Current portion of long-term debt                               (12,548)       (209,671)
Interest rate swaps (2.75% Senior Notes)                         (3,936)              -
Unamortized debt premium, net                                    14,688          19,911
                                                            -----------     -----------
Total long-term debt                                        $ 1,174,065     $   995,773
                                                            ===========     ===========

Panhandle has $1,186,613,000 of debt recorded at December 31, 2004, of which $12,548,000 is current. Debt of $928,180,000, including net premiums of $14,688,000 and unamortized interest rate swaps of $3,936,000, is at fixed rates ranging from 2.75 percent to 8.25 percent, with an average interest rate for 2004 of 4.96 percent including debt premium, discount and issuance cost amortization and 5.48 percent excluding debt premium, discount and issuance cost amortization. The $258,433,000 of variable rate bank loans have an average rate of 3.08 percent for the twelve month period ended December 31, 2004. The Trunkline LNG facilities are pledged as collateral for the variable rate loans. See Note VI -- Accounting for Derivatives and Hedging Activities for discussion of interest rate swap agreements associated with outstanding debt.

Panhandle's notes are subject to certain requirements such as the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained, and limitations on liens. At December 31, 2004, Panhandle, based on the currently most restrictive debt covenant requirements, was subject to a $344,226,000 limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $327,373,000 of additional secured indebtedness or other defined liens based on a limitation on liens covenant. At December 31, 2004, Panhandle was in compliance with all covenants.

At December 31, 2004, Panhandle had scheduled debt payments of $12,548,000, $13,969,000, $431,916,000, $300,000,000, $60,623,000 and $356,805,000 for the
years 2005 through 2009 and in total thereafter, respectively.

On March 12, 2004, Panhandle issued $200,000,000 of 2.75 percent Senior Notes due 2007, Series A, in reliance on an exemption from the registration requirements of the Securities Act of 1933 for offers and sales of securities not involving a public offering or sale, in order to refinance Panhandle's maturing debt. Panhandle used a portion of the net proceeds to retire $146,080,000 of 6.125 percent Senior Notes which matured on March 15, 2004, as well as for other general corporate purposes. A portion of the remaining net proceeds was also used to pay off the $52,455,000 of 7.875 percent Senior Notes which matured on August 15, 2004. Panhandle filed a registration statement on May 12, 2004 to initiate an exchange of the unregistered 2.75 percent Senior Notes due 2007, Series A, for substantially identical securities registered under the Securities Act of 1933. Such exchange was completed June 25, 2004.

In July 2003, Panhandle announced a tender offer for any and all of the $747,370,000 outstanding principal amount of five of its series of senior notes outstanding at that point in time (the Panhandle Tender Offer) and also called for the redemption of all of the outstanding $134,500,000 principal amount of its two series of debentures that were outstanding. Panhandle repurchased approximately $378,257,000 of the principal amount of its

                    PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outstanding debt through the Panhandle Tender Offer for total consideration of approximately $396,445,000 plus accrued interest through the purchase date. Panhandle also redeemed its approximately $134,500,000 of debentures for total consideration of $139,411,000 including the specified call premium, plus accrued interest through the redemption dates. As a result of these transactions, Panhandle has recorded a pre-tax gain on the extinguishment of debt of approximately $6,123,000 ($3,674,000, net of tax) in the third quarter of 2003 due to increases in interest rates subsequent to the acquisition date, which has been classified as Other, net, pursuant to the requirements of SFAS No. 145. During 2004, Panhandle recorded an additional pre-tax gain on the extinguishment of debt of approximately $231,000 ($139,000, net of tax), which is classified as Other, net. In August 2003, Panhandle issued $550,000,000 of senior notes, of which $300,000,000 is a new five year senior note at 4.8 percent and $250,000,000 is a new ten year senior note at 6.05 percent, principally to refinance the repurchased notes and redeemed debentures. The issuance of the $550,000,000 of senior notes resulted in a debt discount recorded of $2,573,000. Also in August and September 2003, Panhandle repurchased $3,150,000 principal amount of its senior notes on the open market through two transactions for total consideration of $3,398,000, plus accrued interest through the repurchase date and which also resulted in $270,000 of retired premium.

Panhandle Eastern Pipe Line provided a guarantee related to the bridge financing entered into by Southern Union on November 17, 2004 of $407,000,000 to fund a portion of Southern Union's equity investment in CCE Holdings, LLC (the Bridge
Loan). The Bridge Loan was subject to standard terms and conditions and was due and payable on May 17, 2005. The Bridge Loan was repaid in February 2005 and Panhandle Eastern Pipe Line has been released from all related obligations.

                            XIII COMPREHENSIVE INCOME

The table below provides an overview of comprehensive income for the periods indicated.

                                                           YEAR ENDED       JUNE 12 -      JANUARY 1 -      YEAR ENDED
                                                          DECEMBER 31,     DECEMBER 31,     JUNE 11,       DECEMBER 31,
                                                              2004            2003            2003            2002
                                                              ----            ----            ----            ----
Net earnings (loss)                                       $    87,933      $    51,452     $   50,014      $  (299,611)

Unrealized gain (loss) related to interest rate swaps           8,752            7,045         (5,317)         (22,424)
Realized (gains) losses in net income                          (8,988)          (4,751)             -                -
Increase in minimum pension liability                               -                -              -          (42,025)
                                                          -----------      -----------     ----------      -----------
Other comprehensive income (loss) before taxes            $    87,697      $    53,746     $   44,697      $  (364,060)

Income tax benefit (loss)                                          95             (922)         2,137           25,270
                                                          -----------      -----------     ----------      -----------
Total comprehensive income (loss)                         $    87,792      $    52,824     $   46,834      $  (338,790)
                                                          ===========      ===========     ==========      ===========

Accumulated other comprehensive income reflected in the Consolidated Balance Sheet at December 31, 2004 and December 31, 2003, includes unrealized gains related to interest rate swaps.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        XIV COMMITMENTS AND CONTINGENCIES

LEASES. Panhandle utilizes assets under operating leases in several areas of operation. Consolidated rental expense amounted to $13,358,000 in 2004, $12,527,000 in 2003 and $14,356,000 in 2002. Future minimum rental payments under Panhandle's various operating leases for the years 2005 through 2009 are $12,768,000, $11,914,000, $9,576,000, $5,661,000 and $1,929,000, respectively, and $3,508,000 in total thereafter.

CAPITAL EXPENDITURES. Panhandle estimates expenditures associated with Phase I and Phase II LNG terminal expansion and the Trunkline 36-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal to be approximately $107 million in 2005 and approximately $8 million in 2006, plus capitalized interest. These estimates were developed for budget planning purposes and are subject to revision.

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

Jack Grynberg, an individual, has filed actions against a number of companies, including Panhandle, now transferred to the U.S. District Court for the District of Wyoming, for damages for mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners. Panhandle believes that its measurement practices conformed to the terms of its FERC Gas Tariff, which was filed with and approved by FERC. As a result, Panhandle believes that it has meritorious defenses to the complaint (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that Panhandle complied with the terms of its tariff) and is defending the suit vigorously.

ENVIRONMENTAL MATTERS. Panhandle's gas transmission operations are subject to federal, state and local regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters. Panhandle has previously identified environmental contamination at certain sites on its gas transmission systems and has undertaken cleanup programs at these sites. The contamination resulted from the past use of lubricants containing polychlorinated bi-phenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle has developed and is implementing a program to remediate such contamination in accordance with federal, state and local regulations.

As part of the cleanup program resulting from contamination due to the use of lubricants containing PCBs in compressed air systems, Panhandle Eastern Pipe Line and Trunkline have identified PCB levels above acceptable levels inside the auxiliary buildings that house the air compressor equipment at thirty-three compressor station sites. Panhandle has developed and is implementing a United States Environmental Protection Agency (EPA) approved process to remediate this PCB contamination in accordance with federal, state and local regulations. Sixteen sites have been decontaminated per the EPA approved process as prescribed in the EPA regulations.

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

                    PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Panhandle Eastern Pipe Line's and Trunkline's estimated share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is approximately seventeen percent. Panhandle and twenty-one other non-affiliated parties conducted an initial voluntary investigation of the Pierce Oil Springfield site, one of the three sites. In addition, Illinois EPA has informally indicated that it has referred the Pierce Oil Springfield site, to the EPA so that environmental contamination present at the site can be addressed through the federal Superfund program. No formal notice has yet been received from either agency concerning the referral. However, the EPA is expected to issue special notice letters and has begun the process of listing the site on the National Priority List. Panhandle and three of the other non-affiliated parties associated with the Pierce Oil Springfield site met with the EPA and Illinois EPA regarding this issue. Panhandle was given no indication as to when the listing process was to be completed. Panhandle has also received a Comprehensive Environmental Response, Compensation, and Liability Act 104e data request from the EPA Region V regarding the second Pierce Waste Oil site known as the Dunavan site, located in Oakwood, Illinois. Panhandle is working on the response that will show that waste oil generated at Panhandle facilities was shipped to the Dunavan Oil site in Oakwood, Illinois, resulting in Panhandle becoming a potentially responsible party at such site.

Panhandle expects the cleanup programs for all of the above matters to continue for several years and has estimated its share of remaining cleanup costs to range from approximately $7 million to $16 million. At December 31, 2004, Panhandle has related accruals totaling approximately $12,912,000, of which $3,046,000 is included in Other current liabilities for the estimated current amounts and $9,866,000 is included in Other non-current liabilities on the Consolidated Balance Sheet. At December 31, 2003, Panhandle had accruals totaling approximately $14,577,000 of such costs, of which $2,933,000 was included in Other current liabilities for the estimated current amounts and $11,644,000 was included in Other non-current liabilities on the Consolidated Balance Sheet. During 2004, Panhandle spent $1,942,000 related to these cleanup programs.

Panhandle paid approximately $6,783,000 during the second quarter of 2003 in connection with the May 13, 2003, execution of a cleanup liability assumption agreement with Duke Energy and a third party relating to a site in Liberal, Kansas. The agreement provides for a third party to assume all liability and responsibility for remediation of the site, excluding any potential third-party liabilities. In connection with the agreement, a $30,000,000 insurance policy with a ten-year term was purchased to cover any such potential third-party liabilities. Panhandle had provided accruals related to the liability related to this site in prior periods.

AIR QUALITY CONTROL. In 1998, the EPA issued a final rule on regional ozone control that requires Panhandle to place controls on engines in five midwestern states. The part of the rule that affects Panhandle was challenged in court by various states, industry and other interests, including Interstate Natural Gas Association of America (INGAA), an industry group to which Panhandle belongs. In March 2000, the court upheld most aspects of the EPA's rule, but agreed with INGAA's position and remanded to the EPA the sections of the rule that affected Panhandle. The final rule was promulgated by the EPA in April 2004. The five midwestern states have one year to promulgate state laws and regulations to address the requirements of this rule. Based on an EPA guidance document negotiated with gas industry representatives in 2002, it is believed that Panhandle will be required under state rules to reduce nitrogen oxide (NOx) emissions by eighty-two percent on the identified large internal combustion engines and will be able to trade off engines within the company and within each of the five Midwestern states affected by the rule in an effort to create a cost effective NOx reduction solution. The final implementation date is May 2007. The rule impacts twenty large internal combustion engines on the Panhandle system in Illinois and Indiana at an approximate cost of $17 million for capital improvements through 2007, based on current projections.

In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline's Cypress compressor station is affected and requires the installation of emission controls. New regulations also require certain grandfathered facilities in Texas to enter into the new source permit program which may require the installation of emission controls at five additional facilities. These two rules affect six company facilities in Texas at an estimated cost of approximately $12 million for capital improvements through March 2007, based on current projections.

The EPA promulgated various Maximum Achievable Control Technology (MACT) rules in February 2004. The rules require that Panhandle Eastern Pipe Line and Trunkline control Hazardous Air Pollutants (HAPs) emitted from certain internal combustion engines at major HAPs sources. Most of Panhandle Eastern

                    PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pipe Line and Trunkline compressor stations are major HAPs sources. The HAPs pollutant of concern for Panhandle Eastern Pipe Line and Trunkline is formaldehyde. As promulgated, the rule seeks to reduce formaldehyde emissions by 76 percent from these engines. Catalytic controls will be required to reduce emissions under these rules with a final implementation date of June 2007. Panhandle Eastern Pipe Line and Trunkline have twenty-two internal combustion engines subject to the rules. It is expected that compliance with these regulations will cost an estimated $5 million for capital improvements, based on current projections.

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

In conjunction with its acquisition by Southern Union, Panhandle initiated a plan designed to reduce its workforce by approximately five percent. The workforce reduction initiative was an involuntary plan with a voluntary component, and was fully implemented by the end of the third quarter of 2003. Total workforce reduction initiative costs of approximately $10,000,000 are included in the $31,922,000 of transaction costs incurred. See Note I -- Corporate Structure.

In conjunction with Southern Union's investment in CCE Holdings, LLC (CCE) and CCE's acquisition of Cross Country Energy, LLC (CrossCountry) from Enron Corp. and certain subsidiaries of Enron, Panhandle initiated an additional workforce reduction plan designed to reduce the workforce by approximately an additional six percent. Certain of the approximately $7.7 million of the resulting severance and related costs are reimbursable by CCE pursuant to agreements between the parties involved, with the reimbursable portion totaling approximately $6 million.

Panhandle Eastern Pipe Line provided a guarantee related to the bridge financing entered into by Southern Union on November 17, 2004 of $407,000,000 to fund a portion of Southern Union's equity investment in CCE Holdings, LLC (the Bridge
Loan). The Bridge Loan was subject to standard terms and conditions and was due and payable on May 17, 2005. The Bridge Loan was repaid in February 2005 and Panhandle Eastern Pipe Line has been released from all related obligations.

On September 10, 2003, Panhandle Eastern Pipe Line provided a guarantee to CB&I Constructors, Inc. for the full performance by Trunkline LNG, its subsidiary, of the engineering, procurement and construction contract between Trunkline LNG and CB&I Constructors, Inc. The contract is for the construction of the expansion of the Trunkline LNG Lake Charles facility, and covers approximately $18 million of the remaining cost of the Phase I expansion through December 2005 and approximately $30 million of the remaining cost of the Phase II expansion through June 2006. Under the terms of the guarantee, Panhandle Eastern Pipe Line would be required to perform should Trunkline LNG be in default of its obligation, as it relates to services already rendered. There are no amounts being carried as liabilities for Panhandle's obligations under these guarantees.

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

In November 2001, in conjunction with the Guardian project, Panhandle provided a $60,000,000 guaranty related to project financing during the construction and initial operating period of the project. Due to rating agency

                    PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

downgrades of Panhandle's debt, the Guardian lender assessed credit fees and required additional credit support from Panhandle. In October 2002, Panhandle provided a letter of credit to the lenders which constituted acceptable credit support under the Guardian financing agreement. On March 10, 2003, Panhandle's ownership interest in Guardian was transferred back to CMS Gas Transmission, along with the $62,500,000 cash collateral. Panhandle was also released from the guarantee obligations associated with the Guardian non-recourse debt as of March 10, 2003, by the partners, the Prudential Insurance Company of America and the other noteholders.

CONTROLLED GROUP PENSION LIABILITIES. Southern Union (including certain of its divisions) sponsors a number of defined benefit pension plans for employees. Under applicable pension and tax laws, upon being acquired by Southern Union, Panhandle became a member of Southern Union's "controlled group" with respect to those plans, and, along with Southern Union and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated. In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union's controlled group, including Panhandle and each of its subsidiaries. As of December 31, 2004, the aggregate amount of the projected benefit obligations of these pension plans was approximately $398,516,000 and the estimated fair value of all of the assets of these plans was approximately $276,836,000.

                             XV RETIREMENT BENEFITS

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

The significant downturn in the equities markets and a decrease in the price of CMS Common Stock affected the value of the CMS Pension Plan (Pension Plan) assets. The Pension Plan's Accumulated Benefit Obligation exceeded the value of these assets at December 31, 2002 by $425,900,000, and as a result, CMS was required to recognize an additional minimum liability for this excess in accordance with SFAS No. 87. Panhandle's allocation was $47,998,000, of which $25,770,000, net of tax, was recorded to Accumulated other comprehensive income in 2002.

In connection with the Panhandle Acquisition, CMS or its affiliates retained all assets and liabilities related to its underfunded Pension Plan. The Pension Plan will retain pension payment obligations under the plan for Panhandle employees who were already vested in the plan as of June 11, 2003.

For the CMS Pension Plan, the total pension plan expense, which was allocated to Panhandle by CMS, was approximately $2,952,000 and $3,672,000 for the period January 1 through June 11, 2003 and during 2002, respectively. Contributions made by Panhandle to CMS on behalf of the Pension Plan were $6,423,000 for the period ended December 31, 2002. There were no contributions made by Panhandle to CMS on behalf of the Pension Plan for the period January 1 through June 11, 2003.

The net periodic postretirement benefit cost allocated to Panhandle was approximately $2,648,000 for the period January 1 through June 11, 2003 and $6,193,000 in 2002. Contributions made by Panhandle for the OPEB plan during the CMS ownership period was $3,498,000 for the period January 1 through June 11, 2003 and $7,756,000 for the period ended December 31, 2002. In connection with the Panhandle Acquisition, CMS, or its affiliates, retained liabilities with respect to OPEB for Panhandle retirees and employees who were eligible to retire with such benefits as of the closing of the Panhandle Acquisition. CMS, or its affiliates, also retained all of the assets relating to OPEB, which were estimated to be $1,986,000 less than the liabilities retained.

Following the June 11, 2003 acquisition by Southern Union, Panhandle continues to provide certain retiree benefits through employer contributions to a qualified defined contribution plan, which contributions range from four to six percent of the participating employee's salary based on the participating employee's age and years of

                    PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

service. Panhandle has generally retained the same active employee health insurance benefits that were offered prior to the acquisition by Southern Union. The new OPEB plan resulted in the recording of a $42,752,000 liability as of June 12, 2003 and Panhandle continues to fund the plan at approximately $7.8 million per year, with $12,196,000 and $4,314,000 of plan assets accumulated at December 31, 2004 and December 31, 2003, respectively. Since retirement eligible active employees as of June 12, 2003 have primary coverage through a benefit they are eligible to receive from CMS, no liability is currently recognized for these employees under the new Panhandle plan.

It is Panhandle's general policy to fund accrued postretirement health care costs. Panhandle accrues on an actuarial basis, health and life benefit costs over the active service period of employees to the date of full eligibility for the benefits. The following table represents the OPEB plan at December 31, 2004.

                                                              POST-ACQUISITION
                                                       YEAR ENDED       JUNE 11 TO
                                                       DECEMBER 31,     DECEMBER 31,
OPEB                                                     2004              2003
----                                                     ----              ----
Change in Benefit Obligation
   Benefit obligation at beginning of period           $    47,085      $    42,752
   Service cost                                              2,327            1,302
   Interest cost                                             3,004            1,425
   Amendments                                               (1,600)              --
   Actuarial loss                                           12,029            1,606
                                                       -----------      -----------
   Benefit obligation at end of year                   $    62,845      $    47,085
                                                       ===========      ===========
Change in Plan Assets
   Fair value of plan assets at beginning of period    $     4,314      $        --
   Return on plan assets                                        70                1
   Employer contributions                                    7,812            4,313
   Benefits paid                                                --               --
                                                       -----------      -----------
   Fair value of plan assets at end of year            $    12,196      $     4,314
                                                       ===========      ===========
Funded Status
   Funded status at end of year                        $   (50,649)     $   (42,771)
   Unrecognized net actuarial gain                          13,989            1,605
   Unrecognized prior service cost                          (1,600)              --
                                                       -----------      -----------
   Net liability recognized at December 31             $   (38,260)     $   (41,166)
                                                       ===========      ===========

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS:

POST-ACQUISITION
AS OF DECEMBER 31                                  2004       2003
-----------------                                  ----       ----
Discount rate                                      5.75%      6.25%
Rate of compensation increase                       N/A        N/A

Health care cost trend rates:

     Medical (graded to 4.75% by year 2012)       13.00%     14.00%
     Dental                                         N/A       8.00%

                    PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Panhandle's OPEB benefit consists of the following:

                                                   POST-ACQUISITION
                                                   ----------------
                                              Year Ended       June 12 -
                                              December 31,    December 31,
OPEB                                             2004            2003
----                                             ----            ----
Service cost                                  $     2,327     $     1,302
Interest cost                                       3,004           1,425
Expected return on plan assets                       (425)              -
Amortization of prior service cost                      -               -
Amortization of transition obligation                   -               -
Recognized actuarial gain (loss)                        -               -
Settlement recognition                                  -               -
                                              -----------     -----------
Net periodic benefit cost                     $     4,906     $     2,727
                                              ===========     ===========

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COSTS:

POST-ACQUISITION
YEAR ENDED DECEMBER 31                           2004            2003
----------------------                           ----            ----
Discount rate                                    6.25%           6.00%
Rate of compensation increase                     N/A             N/A
Expected long-term return on plan assets:
  a. Union VEBA rate                             7.00%            N/A
  b. Non union VEBA rate                         5.00%            N/A

Health care cost trend rates:
     Medical (graded to 4.75% by year 2012)     13.00%          13.00%
     Dental  (graded to 4.75% by year 2012)      8.00%           8.00%

Panhandle employs a building block approach in determining the expected long-term rate on return on plan assets. Historical markets are studied and long-term historical relationships between equities and fixed-income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term market assumptions are determined. The long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

SENSITIVITY TO CHANGES IN ASSUMED HEALTH CARE COST TREND RATES FOR PANHANDLE:

                                                         ONE PERCENTAGE      ONE PERCENTAGE
                                                         POINT INCREASE      POINT DECREASE
                                                         --------------      --------------
Effect on total service and interest cost components     $        1,481      $       (1,151)
Effect on postretirement benefit obligation              $       13,785      $      (10,825)

                     PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLAN ASSET INFORMATION:

The plan assets shall be invested in accordance with sound investment practices that emphasize long-term investment fundamentals. An investment objective of income and growth for the plan has been adopted. This investment objective: (i) is a risk-averse balanced approach that emphasizes a stable and substantial source of current income and some capital appreciation over the long-term; (ii) implies a willingness to risk some declines in value over the short-term, so long as the plan is positioned to generate current income and exhibits some capital appreciation; (iii) is expected to earn long-term returns sufficient to keep pace with the rate of inflation over most market cycles (net of spending and investment and administrative expenses), but may lag inflation in some environments; (iv) diversifies the plan in order to provide opportunities for long-term growth and to reduce the potential for large losses that could occur from holding concentrated positions; and (iv) recognizes that investment results over the long-term may lag those of a typical balanced portfolio since a typical balanced portfolio tends to be more aggressively invested. Nevertheless, this plan is expected to earn a long-term return that compares favorably to appropriate market indices.

It is expected that these objectives can be obtained through a well-diversified portfolio structure in a manner consistent with the investment policy.

Panhandle's other postretirement benefit plan weighted-average asset allocations by asset category are as follows:

                                              YEAR ENDED
                                             DECEMBER 31,
                                            2004     2003
                                            ----     ----
Equity securities                             0%       0%
Debt securities                               0%       0%
Cash and cash equivalents                   100%     100%
                                            ---      ---
Total                                       100%     100%
                                            ===      ===

CASH FLOW INFORMATION:

Panhandle expects to contribute an amount of approximately $7.8 million to its OPEB plan in 2005 and approximately $7.8 million annually thereafter until modified by rate case proceedings.

The OPEB plan information for periods prior to June 12, 2003, which has been previously disclosed, is not presented because the plan is for CMS and its affiliates (including Panhandle) of which Panhandle gets an allocation, and the assets and costs for Panhandle are not distinguishable from the OPEB plan information, therefore, the presentation would not be meaningful.

STOCK OPTIONS. On November 4, 2003, the stockholders of Southern Union adopted the 2003 Stock and Incentive Plan (2003 Plan) under which options to purchase 7,350,000 shares were provided to be granted to officers and key employees, including employees of Panhandle, at prices not less than fair market value on the date of the grant, until September 28, 2013. The 2003 Plan allows for the granting of stock appreciation rights, stock awards, performance units, dividend equivalents, incentive options, non-statutory options, and other equity-based rights. Options granted under the 2003 Plan are exercisable for periods of ten years from the date of the grant or such lesser period as may be designated for particular options, and become exercisable after a specified period of time from the date of grant in cumulative annual installments. See Note II -- Summary of Significant Accounting Policies and Other Matters - Stock Based Compensation.

                    PANHANDLE EASTERN PIPE LINE COMPANY, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on stock options granted, exercised, canceled and outstanding under the 2003 Plan for employees of Panhandle for the year ended December 31, 2004:

                                              2003 PLAN
                                    -------------------------------
                                                        WEIGHTED
                                    SHARES UNDER        AVERAGE
                                       OPTION        EXERCISE PRICE
                                       ------        --------------
Outstanding December 31, 2003                  -
   Granted                               254,625     $        17.67
   Exercised                                   -
   Canceled                              (19,425)             17.67
                                         -------
Outstanding December 31, 2004            235,200     $        17.67
                                         =======

The weighted average remaining contractual life of options outstanding under the 2003 Plan at December 31, 2004 was 8.3 years. There were no shares exercisable under the 2003 Plan at December 31, 2004.

Panhandle's former parent company retained financial responsibility for all stock options issued prior to the sale of Panhandle as of June 11, 2003. For the stock options through Panhandle's former parent company, the total compensation cost, which was allocated by CMS, was approximately $418,000 in 2002. There were no compensation costs, which were allocated by its former parent company for the period January 1 through June 11, 2003.

                    XVI QUARTERLY FINANCIAL DATA (UNAUDITED)

                                         FIRST        SECOND        THIRD        FOURTH
                                        QUARTER       QUARTER       QUARTER      QUARTER     TOTAL
                                        -------       -------       -------      -------     -----
2004
Operating revenue                     $  138,179     $ 108,341     $ 109,318    $ 133,542    $ 489,380
Operating income                          65,781        34,207        37,971       52,266      190,225
Earnings before extraordinary
   item and cumulative effect of
   change in accounting principle         33,057        14,144        16,056       24,676       87,933
Net earnings                              33,057        14,144        16,056       24,676       87,933

                                        PRE-ACQUISITION                      POST-ACQUISITION
                                        ---------------                      ----------------
                                       FIRST       APRIL 1 -   JUNE 12 -     THIRD       FOURTH
                                      QUARTER      JUNE 11     JUNE 30      QUARTER      QUARTER       TOTAL
                                      -------      -------     -------      -------      -------       -----
2003
Operating revenue                    $ 137,464    $  96,806    $ 24,529    $ 114,218    $ 130,344    $ 503,361
Operating income                        63,266       44,616       9,634       37,919       55,795      211,230
Earnings before extraordinary
   item and cumulative effect of
   change in accounting principle       28,835       19,176       4,612       20,121       26,719       99,463
Net earnings                            30,838       19,176       4,612       20,121       26,719      101,466

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Southern Union Company and Board of Managers of
Panhandle Eastern Pipe Line Company, LP:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, owners' equity and comprehensive income
(loss) and cash flows present fairly, in all material respects, the financial position of Panhandle Eastern Pipe Line Company, LP (formerly Panhandle Eastern Pipe Line Company, LLC) and its subsidiaries (collectively, "the Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and the period from June 12 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Houston, Texas
March 16, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Southern Union Company and Board of Managers of
Panhandle Eastern Pipe Line Company, LP:

In our opinion, the accompanying consolidated statements of operations, owners' equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the results of the operations and cash flows of Panhandle Eastern Pipe Line Company, LP (formerly Panhandle Eastern Pipe Line Company,
LLC) and its subsidiaries (collectively, "the Company") for the period from January 1 through June 11, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the accompanying consolidated financial statements, the Company was acquired by Southern Union Company effective June 11, 2003. The post-acquisition period financial statements reflect a new basis of accounting and pre-acquisition and post-acquisition period financial results are presented but are not comparable.

PricewaterhouseCoopers LLP

Houston, Texas
March 16, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Panhandle Eastern Pipe Line Company:

We have audited the accompanying consolidated statements of operations, common stockholder's equity and comprehensive income (loss) and cash flows of Panhandle Eastern Pipe Line Company for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Panhandle Eastern Pipe Line Company for the year ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.

As discussed in Note IV to the accompanying consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

Ernst & Young, LLP
Houston, Texas
March 14, 2003

                                INDEX TO EXHIBITS

EXHIBIT NO.    DESCRIPTION
----------     -----------
   3(a)        Certificate of Formation of Panhandle Eastern Pipe Line Company,
               LP (Filed herein).

   3(b) Limited Partnership Agreement of Panhandle Eastern Pipe Line LP, dated as of June 29, 2004, by Southern Union Panhandle LLC (Filed herein).

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

   4(e)        4th Supplemental Indenture dated as of March 12, 2004, between
               Panhandle, as Issuer and J.P. Morgan Trust Company, National
               Association, as Trustee (Filed herein).

   4(f)        Indenture dated as of February 1, 1993, between Panhandle and
               Morgan Guaranty Trust Company effective January 1, 1982, as amended December 3, 1999 (Filed as Exhibit 4 to the Form S-3 filed February 19, 1993).

   12          Computation  of  Consolidated  Ratio of Earnings to Fixed Charges
               (Filed as Exhibit 12 to the Form S-4/A filed on May 18, 2004).

   24          Power of Attorney

   31.1        Rule 13a - 14(a)/15d - 14(a) Certification of Chief Executive
               Officer

   31.2        Rule 13a - 14(a)/15d - 14(a) Certification of Chief Financial
               Officer

   32.1        Section 1350 Certification

   32.2        Section 1350 Certification