Form 10-Q
period 2005-03-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2005-05-10
CIK 76063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________

FORM 10-Q

For the quarterly period ended

March 31, 2005

Commission File No. 1-2921

_______________

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
Yes   ✓  No ___

Indicate by check mark whether the registrant is an Accelerated Filer (as defined in Exchange Act Rule 12D-2).
Yes        No   ✓

PANHANDLE EASTERN PIPE LINE COMPANY, LP
FORM 10-Q
March 31, 2005
Index

PANHANDLE EASTERN PIPE LINE COMPANY, LP

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2005	2004

Operating revenue
Transportation and storage of natural gas	$120,020	$121,860
LNG terminalling revenue	13,208	13,762
Other revenue	2,172	2,547
Total operating revenue	135,400	138,169

Operating expenses
Operation, maintenance and general	50,183	49,725
Depreciation and amortization	15,367	15,147
Taxes, other than on income	7,336	7,526
Total operating expenses	72,886	72,398

Operating income	62,514	65,771

Other income (expense)
Interest expense, net	(11,848)	(12,155)
Other, net	897	714
Total other income (expense)	(10,951)	(11,441)

Earnings before income taxes	51,563	54,330

Income taxes	20,093	21,273

Net earnings	$31,470	$33,057

See accompanying notes.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	March 31, 2005	December 31, 2004
Assets

Property, plant and equipment
Plant in service	$1,956,366	$1,947,524
Construction work-in-progress	235,387	203,094
	2,191,753	2,150,618
Less accumulated depreciation and amortization	102,180	87,683
Net property, plant and equipment	2,089,573	2,062,935

Investment in affiliate	1,290	1,436

Current assets
Cash and cash equivalents	17,256	26,054
Accounts receivable, less allowances of $1,289 and $1,289, respectively	49,632	48,085
Accounts receivable - related parties	7,801	7,287
Gas imbalances - receivable	36,992	36,122
System gas and operating supplies	119,391	98,250
Deferred income taxes, net	10,409	10,698
Note receivable - Southern Union	93,745	90,745
Other	9,495	11,646
Total current assets	344,721	328,887

Intangibles, net	8,377	8,496
Restricted cash	1,500	1,500
Debt issuance cost	4,204	4,471
Non-current system gas	30,033	30,471
Other	3,094	1,964

Total assets	$2,482,792	$2,440,160

See accompanying notes.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	March 31, 2005	December 31, 2004
Owners' equity
Partners' capital	$833,876	$802,406
Accumulated other comprehensive income	2,161	1,231
Tax sharing note receivable - Southern Union	(57,679)	(70,971)
Total owners' equity	778,358	732,666

Long-term debt	1,181,064	1,174,065
Total capitalization	1,959,422	1,906,731

Current liabilities
Current portion of long-term debt	-	12,548
Accounts payable	2,588	3,449
Accounts payable - overdrafts	3,111	20,103
Accounts payable - related parties	5,468	3,478
Gas imbalances - payable	117,928	102,567
Accrued taxes	12,677	10,750
Accrued interest	9,385	19,119
Other	88,831	85,239
Total current liabilities	239,988	257,253

Deferred income taxes, net	179,331	172,193
Post-retirement benefits	30,010	30,449
Other	74,041	73,534
Commitments and contingencies

Total owners' equity and liabilities	$2,482,792	$2,440,160

See accompanying notes.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2005	2004

Cash Flows From (Used In) Operating Activities
Net earnings	$31,470	$33,057
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	15,367	15,147
Deferred income taxes	6,801	6,661
Debt premium and discount amortization, net	(611)	(2,254)
Changes in operating assets and liabilities:
Accounts receivable	(2,061)	4,918
Inventory	(21,141)	13,371
Gas imbalances - receivable	(870)	9,800
Other assets	1,872	4,410
Payables	1,129	(3,461)
Accrued taxes	15,219	8,051
Interest accrued	(9,734)	(11,878)
Gas imbalances - payable	15,361	(25,177)
Other liabilities	(1,566)	(2,013)
Net cash flows from operating activities	51,236	50,632

Cash Flows Used In Investing Activities
Net increase in Note receivable - Southern Union	(3,000)	(24,900)
Capital and investment expenditures	(37,074)	(21,262)
Purchase of system gas,net	-	(42)
Retirements and other	(161)	(406)
Net cash flows used in investing activities	(40,235)	(46,610)

Cash Flows From (Used In) Financing Activities
Decrease in bank overdrafts	(16,992)	(3,351)
Debt issuance	-	200,000
Debt retirements	(2,807)	(149,035)
Debt issuance costs	-	(862)
Net cash flows from (used in) financing activities	(19,799)	46,752

Net increase (decrease) in cash and cash equivalents	(8,798)	50,774

Cash and cash equivalents at beginning of period	26,054	16,810
Cash and cash equivalents at end of period	$17,256	$67,584

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of interest rate swap and amounts capitalized)	$26,270	$29,234
Income taxes (net of refunds)	-	(1)

See accompanying notes.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Partners' Capital	Accumulated Other Comprehensive Income	Tax Sharing Note Receivable-Southern Union	Total

Balance January 1, 2005	$802,406	$1,231	$(70,971)	$732,666

Comprehensive income:
Net earnings	31,470	-	-	31,470
Unrealized gain related to interest rate swaps, net of tax	-	930	-	930
Comprehensive income	31,470	930	-	32,400

Tax sharing receivable - Southern Union	-	-	13,292	13,292

Balance March 31, 2005	$833,876	$2,161	$(57,679)	$778,358

See accompanying notes.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1. Financial Statements

The accompanying unaudited interim consolidated financial statements of Panhandle Eastern Pipe Line Company, LP, a Delaware limited partnership, including all of its subsidiaries (collectively, Panhandle) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. These statements do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with Panhandle’s financial statements and notes thereto for the twelve months ended December 31, 2004, included in Panhandle’s Form 10-K filed with the SEC. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (including both normal recurring as well as any non-recurring) which are, in the opinion of management, necessary for a fair presentation of results for the interim period. Because of the seasonal nature of Panhandle’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year. All dollar amounts in the tables herein are stated in thousands unless otherwise indicated. Certain prior period amounts have been reclassified to conform with the current period presentation.

I   Corporate Structure

Panhandle Eastern Pipe Line Company, LP (Panhandle Eastern Pipe Line) is an indirect wholly-owned subsidiary of Southern Union Company (Southern Union Company and, together with its subsidiaries, Southern Union). Panhandle is primarily engaged in the interstate transportation and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services. Panhandle is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The Panhandle entities include Panhandle Eastern Pipe Line, Trunkline Gas Company, LLC (Trunkline), a wholly-owned subsidiary of Panhandle Eastern Pipe Line, Sea Robin Pipeline Company, LLC (Sea Robin), an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line, Trunkline LNG Company, LLC (Trunkline LNG), which is a wholly-owned subsidiary of Trunkline LNG Holdings, LLC (LNG Holdings), an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line and Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage), a wholly-owned subsidiary of Panhandle Eastern Pipe Line. Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet (bcf) per day and 72 bcf of owned underground storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America, based on current send out capacity, and has 6.3 bcf of above ground LNG storage capacity.

Southern Union Panhandle, LLC serves as the general partner of Panhandle Eastern Pipe Line and owns a one percent general partner interest in Panhandle Eastern Pipe Line. Southern Union Company owns a ninety-nine percent limited partner interest in Panhandle Eastern Pipe Line.

II   Summary of Significant Accounting Policies and Other Matters

Principles of Consolidation. The unaudited interim consolidated financial statements include the accounts of all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances. Investments in businesses not controlled by Panhandle Eastern Pipe Line, but over which it may have significant influence, are accounted for using the equity method. Investments that are variable interest entities are consolidated if Panhandle is allocated a majority of the entity’s gains and/or losses, including fees paid by the entity. All significant intercompany accounts and transactions are eliminated in consolidation.

Asset Impairment. Panhandle applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to account for impairments on long-lived assets. Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues. Panhandle’s revenues from transportation and storage of natural gas and LNG terminalling are based on capacity reservation charges and commodity usage charges. Reservation revenues are based on contracted rates and capacity reserved by the customers and are recognized monthly. Revenues from commodity usage charges are also recognized monthly, based on the volumes received from or delivered to the customer, depending on the tariff of that particular Panhandle entity, with any differences in received and delivered volumes resulting in an imbalance. Volume imbalances are generally settled in-kind with no impact on revenues, with the exception of Trunkline, which cashes out imbalances pursuant to its tariff, and records gains and losses on such cashout sales as a component of revenue, to the extent not owed back to customers.

Significant Customers and Credit Risk. Panhandle manages trade credit risks to minimize exposure to uncollectible trade receivables. Prospective and existing customers are reviewed for creditworthiness based upon pre-established standards. Customers that do not meet minimum standards are required to provide additional credit support. Panhandle utilizes the allowance method for recording its allowance for uncollectible accounts which is primarily based on the application of historical bad debt percentages applied against Panhandle’s aged accounts receivable. Increases in the allowance are recorded as a component of operation expenses. Reductions in the allowance are recorded when receivables are written off. Panhandle has an allowance for doubtful accounts totaling $1,289,000 and $1,289,000 at March 31, 2005 and December 31, 2004, respectively, relating to its trade receivables.

Accounting for Retirement Benefits. To account for other postretirement benefit costs, Panhandle follows SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” as amended. For defined benefit plans, under certain circumstances, these statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses requires the expertise of actuaries and is subject to many assumptions, including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year.

Panhandle does not maintain or participate in a defined benefit retirement plan for its employees, but instead provides benefits to substantially all employees under a defined contribution 401(k) plan. Under the 401(k) plan, Panhandle provides a matching contribution of 50 percent of the employee’s contribution to the 401(k) plan that does not exceed 4 percent of the employee’s eligible pay. In addition, Panhandle makes additional contributions to the 401(k) plan ranging from 4 to 6 percent of the employee’s eligible pay, depending on the employee’s age and years of service under a Retirement Power Account benefit.

Panhandle provides certain postretirement health and life benefits to eligible, active employees. The accumulated postretirement benefit obligation with respect to such postretirement health and life benefits as of March 31, 2005 and December 31, 2004 was approximately $39,404,000 and $38,260,000, respectively. See Note VIII - Benefits.

Accounting for Derivatives and Hedging Activities. Panhandle follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, to accrue for derivative and hedging activities. See Note V - Accounting for Derivatives and Hedging Activities.

Accounting for Taxes. For federal and certain state income tax purposes, Panhandle’s subsidiaries are not treated as separate taxpayers. Instead, their income is directly taxable to Southern Union. Since its conversion to a limited partnership, Panhandle has been treated as a disregarded entity for federal income tax purposes. Pursuant to a tax sharing agreement with Southern Union, Panhandle will pay its share of taxes based on its taxable income, which will generally equal the liability which Panhandle would have incurred as a separate taxpayer. Panhandle will receive credit under an intercompany note from Southern Union for differences in tax depreciation resulting from the like-kind exchange over the taxable life of the related assets.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Commitments and Contingencies. Panhandle is subject to proceedings, lawsuits and other claims related to environmental and other matters. Accounting for contingencies requires significant judgments by management regarding the estimated probabilities and ranges of exposure to potential liability. See Note IX - Commitments and Contingencies.

New Accounting Standards

FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Medicare Prescription Drug Act): Issued by the Financial Accounting Standards Board (FASB) in May 2004, FASB Financial Staff Position (FSP) No. FAS 106-2 (FSP FAS 106-2) requires entities to record the impact of the Medicare Drug Prescription Act as an actuarial gain in the postretirement benefit obligation for postretirement benefit plans that provide drug benefits covered by that legislation. Panhandle adopted this FSP as of March 31, 2005, the effect of which was not material to its consolidated financial statements. The effect of this FSP may vary as a result of any future changes to Panhandle’s benefit plans.

FASB Statement No.123R, "Share-Based Payment (revised 2004)":  Issued by the FASB in December 2004, the statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation,” supersedes the Accounting Principal Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends the FASB Statement No. 95, “Statement of Cash Flows.” The statement will be effective for Southern Union, Panhandle’s parent company, in the first annual reporting period beginning after June 15, 2005 and will require Southern Union to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. Panhandle will be charged for its proportionate share of the expense recorded by Southern Union. In addition, the adoption of the statement will require additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. Panhandle is currently evaluating the impact of this statement on its consolidated financial position, results of operations and cash flows.

FSP No. 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”: On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed. The Act raises a number of issues with respect to accounting for income taxes. On December 21, 2004, the FASB issued a Staff Position regarding the accounting implications of the Act related to the deduction for qualified domestic production activities (FSP FAS 109-1) which is effective for periods subsequent to December 31, 2004. The guidance in the FSP otherwise applies to financial statements for periods ending after the date the Act was enacted. In FSP FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and rejected an alternative view to treat it as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. In most cases, a company’s existing deferred tax balances will not be impacted at the date of enactment. For some companies, the deduction could have an impact on their effective tax rate and, therefore, should be considered when determining the estimated annual rate used for interim financial reporting. Panhandle is currently evaluating the impact of this FSP but does not believe it will have a significant impact on its consolidated financial position, results of operations or cash flows.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FSP No. FIN 46R-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (FSP FIN No. 46R-5): Issued by the FASB in March 2005, this staff position addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. An implicit variable interest is an implied pecuniary interest in an entity that indirectly changes with changes in the fair value of the entity’s net assets exclusive of variable interests. Implicit variable interests may arise from transactions with related parties, as well as from transactions with unrelated parties. This FSP is effective, for entities to which the interpretations of FIN 46(R) have been applied, in the first reporting period beginning after March 31, 2005. Panhandle adopted this FSP as of March 31, 2005, the effect of which had no impact on Panhandle’s consolidated financial position, results of operations or cash flows.

FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” Issued by the FASB in March 2005, this interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditioned on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. The entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. This statement is effective for the fiscal year ending after December 31, 2005. Panhandle is currently evaluating the impact, if any, of this interpretation on its consolidated financial position, results of operations or cash flows.

FERC Proposed Accounting Release: In November 2004, the FERC issued an industry-wide Proposed Accounting Release that, if enacted as written, would require pipeline companies to expense rather than capitalize certain costs related to mandated pipeline integrity programs (under the Pipeline Safety Improvement Act of 2002). The accounting release was proposed to be effective January 1, 2005, following a period of public comment on the release. Comments were filed on January 19, 2005, including pipeline association comments suggesting that such costs be capitalized. Panhandle is awaiting a final release and cannot, at this time, predict the final outcome. Panhandle has currently budgeted in 2005 approximately $22 million of pipeline integrity related costs, of which approximately $3 million of currently capitalized costs would be required to be expensed pursuant to the release.

III   Regulatory Matters

In conjunction with a FERC Order issued in September 1997, certain natural gas producers were required to refund to interstate natural gas pipelines, including Panhandle Eastern Pipe Line, monies previously paid to producers as reimbursement of the producers Kansas Ad Valorem tax obligations. The FERC order required the affected pipelines to refund these amounts to their customers. In June 2001, Panhandle Eastern Pipe Line filed a proposed settlement of these proceedings which all the customers and most of the producers supported. The settlement provided for the producers to refund and the customers to accept a reduction from the amounts originally billed to the producers. In September 2001, the FERC approved the settlement without modification and the settlement became effective on October 15, 2001. Settlements were reached with all of the non-settling producers in November 2003, except for Pioneer Natural Resources, Inc. (Pioneer) and Burlington Resources Oil & Gas Company, LP (Burlington). On January 29, 2004 and February 13, 2004, the Commission approved settlements with these remaining non-settling producers. A FERC hearing to resolve the outstanding issues with Pioneer was conducted on October 16, 2003. FERC orders which established Pioneer’s refund amount were issued on June 2, 2004 and October 12, 2004. As of December 31, 2004, all tax collections due from producers had been received and distributed to Panhandle’s customers. One producer, Burlington, is contesting the applicability of the FERC refund requirement due to a prior gas purchase contract settlement with Panhandle Eastern Pipe Line. On January 21, 2005, the United States Court of Appeals for the District of Columbia Circuit remanded this case back to the FERC for further explanation as to why Burlington should be required to make a refund to Panhandle Eastern Pipe Line. Management believes that this matter will not have a material adverse effect on Panhandle’s consolidated results of operations or financial position. At December 31, 2004, other current liabilities included $206,000 for tax collections due to customers.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2002, FERC approved a Trunkline LNG certificate application to expand the Lake Charles facility to approximately 1.2 bcf per day of sustainable send out capacity versus the current sustainable send out capacity of .63 bcf per day and increase terminal storage capacity to 9 bcf from the current 6.3 bcf. BG LNG Services has contract rights for the .57 bcf per day of additional capacity. Construction on the Trunkline LNG expansion project (Phase I) commenced in September 2003 and is expected to be completed at an estimated cost of $137 million, plus capitalized interest, by the end of 2005. On September 17, 2004, as modified on September 23, 2004, FERC approved Trunkline LNG’s further incremental expansion project (Phase II). Phase II is estimated to cost approximately $77 million, plus capitalized interest, and would increase the LNG terminal sustainable send out capacity to 1.8 bcf per day. Phase II has an expected in-service date of mid-2006. BG LNG Services has contracted for all the proposed additional capacity, subject to Trunkline LNG achieving certain construction milestones at this facility. Approximately $150 million and $127 million of costs are included in the line item Construction work-in-progress for the expansion projects at March 31, 2005 and December 31, 2004, respectively.

In February 2004, Trunkline filed an application with the FERC to request approval of a 30-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal. Trunkline’s filing was approved on September 17, 2004, as modified on September 23, 2004. The pipeline creates additional transport capacity in association with the Trunkline LNG expansion and also includes new and expanded delivery points with major interstate pipelines. On November 5, 2004, Trunkline filed an amended application with the FERC to change the size of the pipeline from 30-inch diameter to 36-inch diameter to better position Trunkline to provide transportation service for expected future LNG volumes and increase operational flexibility. The amendment was approved by FERC on February 11, 2005. The Trunkline natural gas pipeline loop project associated with the LNG terminal is estimated to cost $50 million, plus capitalized interest. Approximately $23 million and $21 million of costs are included in the line item Construction work-in-progress for this project at March 31, 2005 and December 31, 2004.

IV   Related Party Transactions

Panhandle Eastern Pipe Line receives transportation revenues from Missouri Gas Energy, a Southern Union division, which account for less than one percent of annual consolidated revenues. These deliveries are at contracted rates that pre-date the acquisition of Panhandle by Southern Union (Panhandle Acquisition).

	Three Months	Three Months
	Ended March 31,	Ended March 31,
Related Party Transactions	2005	2004

Transportation and storage of natural gas	$895	$977
Operation and maintenance:
Management & royalty fees	3,386	3,222
Other expenses	3,704	4,472
Interest income, net	563	279

Pursuant to a demand note with Southern Union under a cash management program, Panhandle has loaned excess cash, net of repayments, totaling $93,745,000 to Southern Union since the Panhandle Acquisition. Net loans of $3,000,000 were recorded during the three month period ended March 31, 2005. Panhandle is credited with interest on the note at a one month LIBOR rate. Interest income associated with the Note receivable - Southern Union was $510,000 and $269,000 for the periods ended March 31, 2005 and March 31, 2004, respectively, and is included in Other, net in the accompanying Consolidated Statements of Operations. Panhandle expects to draw down on the note over the next twelve months to fund capital expenditures in excess of operating cash flows and has thus reflected the note receivable from Southern Union as a current asset.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of certain balances due from or (due to) related parties included in the Consolidated Balance Sheets for the periods presented is as follows:

	March 31,	December 31,
Related Party Transactions	2005	2004

Note receivable - Southern Union	$93,745	$90,745
Accounts receivable	7,801	7,287
Accounts payable	(5,468)	(3,478)
Owners' equity - Tax sharing note receivable - Southern Union	57,679	70,971

Southern Union structured the Panhandle Acquisition in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. For tax purposes, the Panhandle assets that were part of the exchange were recorded at the tax basis of the Southern Union assets for which they were exchanged. The resulting transaction generated an estimated deferred tax liability of approximately $91 million at the acquisition date and a corresponding receivable from Southern Union reflected as a reduction to owners’ equity on Panhandle’s Consolidated Balance Sheet. Repayment of the receivable from Southern Union is limited to actual tax liabilities otherwise payable by Panhandle pursuant to the tax sharing agreement with Southern Union. In March 2005 and December 2004, Panhandle recorded a $13,292,000 and a $7,720,000 income tax liability settlement against the Tax sharing note receivable, respectively. In the fourth quarter of 2004, Panhandle recorded a $12,247,000 reduction in its deferred tax liability and the corresponding Tax sharing note receivable from Southern Union due to revised calculations in the amount of Panhandle’s tax basis utilized by Southern Union in the like-kind exchange associated with the Panhandle Acquisition.

On November 17, 2004, CCE Holdings, LLC (CCE), a joint venture in which Southern Union owns a 50 percent interest, acquired 100 percent of the equity interests of CrossCountry Energy, LLC (CrossCountry) from Enron Corp. and certain of its subsidiaries for approximately $2,450,000,000 in cash, including the assumption of certain consolidated debt. On November 5, 2004, CCE entered into an Administrative Services Agreement (the Management Agreement) with Panhandle and SU Pipeline Management LP (Manager), a Delaware limited partnership and a wholly owned subsidiary of Southern Union. Under the terms of the Management Agreement, Panhandle covenants, to the extent permitted by applicable law, to cause Manager to perform the duties and obligations of Manager. Manager has assembled an integrated pipeline management team, which includes employees of Panhandle and CrossCountry. Pursuant to the Management Agreement, Manager is responsible for the operations and administrative functions of the enterprise. CCE and Manager will share certain operations of Manager and its affiliates, and CCE will be obligated to bear its share of costs of the Manager and its affiliates, as well as certain transition costs and, under certain conditions, pay annual management fees to Manager. Transition costs are non-recurring costs of establishing the shared services, including but not limited to severance costs, professional fees, certain transaction costs, and the costs of relocating offices and personnel, pursuant to the Management Agreement. At December 31, 2004, Panhandle recognized a liability of approximately $6 million for severance related costs which is reimbursable from CCE for which an offsetting amount is reflected in Accounts receivable - related parties at March 31, 2005.

V   Accounting for Derivatives and Hedging Activities

Panhandle follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, to account for derivative and hedging activities. Panhandle utilizes interest-rate related derivative instruments to manage its exposure on its debt instruments and does not enter into derivative instruments for any purpose other than hedging purposes. All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, Panhandle designates the derivative as either: (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge) or (ii) a hedge of a forecasted transaction or the variability of cash flows to be received or paid in conjunction with a recognized asset or liability (cash flow hedge).

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest rate swaps are used to reduce interest rate risks and to manage interest expense. By entering into these agreements, Panhandle converts floating-rate debt into fixed-rate debt or converts fixed-rate debt to floating. Interest differentials paid or received under the swap agreements are reflected as an adjustment to interest expense. These interest rate swaps are financial derivative instruments that qualify for hedge treatment. For derivatives treated as hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive income until the related hedge items impact earnings. Any ineffective portion of a hedge is reported in earnings immediately. Upon termination of a cash flow hedge of the variability of cash flows to be paid, the resulting gain or loss is amortized to income through the maturity date of the original designated hedging relationship, unless it is probable that the forecasted transaction will not occur during a specified time period. For derivatives treated as a hedge of the fair value of a debt instrument, the effective portion of changes in fair value are recorded as an adjustment to the hedged debt. The ineffective portion of a fair value hedge is recognized in earnings if the short cut method of assessing effectiveness is not used. Upon termination of a fair value hedge of a debt instrument, the resulting gain or loss is amortized to income through the maturity date of the debt instrument.

Panhandle’s subsidiary LNG Holdings is party to interest rate swap agreements with an aggregate notional amount of $191,722,000 as of March 31, 2005 that fix the interest rate applicable to floating rate long-term debt and which qualify for hedge accounting. For the three month period ended March 31, 2005, there was no swap ineffectiveness. For the three month period ended March 31, 2004, the amount of swap ineffectiveness was not significant. As of March 31, 2005, floating rate LIBOR based interest payments were exchanged for weighted average fixed rate interest payments of 6.09 percent. As such, payments, in excess of the liability recorded, or receipts on interest rate swap agreements are recognized as adjustments to interest expense. As of March 31, 2005 and December 31, 2004, the fair value liability position of the swaps was $7,486,000 and $11,053,000, respectively. For the three month periods ended March 31, 2005 and March 31, 2004, an unrealized gain of $1,556,000 ($930,000, net of tax) and an unrealized loss of $3,765,000 ($2,252,000, net of tax), respectively, was included in accumulated other comprehensive income related to these swaps. Current market pricing models were used to estimate fair values of interest rate swap agreements.

On April 29, 2005, existing LNG Holdings bank loans due in 2007 were repaid in full using the proceeds from a Credit Agreement entered into on April 26, 2005 (the Credit Agreement). Interest rate swaps previously designated as cash flow hedges of the LNG Holdings bank loans were terminated upon repayment of the loans (see Note VI - Debt). As a result, a gain of $3,465,000 ($2,072,000, net of tax), will be reflected in Accumulated other comprehensive income in the Consolidated Balance Sheet and will be amortized to interest expense through the maturity date of the original bank loans in 2007.

In March 2004, Panhandle entered into interest rate swaps to hedge the risk associated with the fair value of its $200 million 2.75 percent Senior Notes. See Note VI - Debt. These swaps are designated as fair value hedges and qualify for the short cut method under SFAS No. 133. As of March 31, 2005 and December 31, 2004 the fair value position of the swaps was a liability of $6,067,000 and $3,936,000, respectively, recorded as a reduction to long-term debt. Under the swap agreements, Panhandle will receive fixed interest payments at a rate of 2.75 percent and will make floating interest payments based on the six-month LIBOR. No ineffectiveness is assumed in the hedging relationship between the debt instrument and the interest rate swap. As of March 31, 2005, these swaps have an average interest rate of 3.12 percent.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VI   Debt

		March 31,	December 31,
Long-term Debt	Year Due	2005	2004

6.50% Senior Notes	2009	$60,623	$60,623
8.25% Senior Notes	2010	40,500	40,500
7.00% Senior Notes	2029	66,305	66,305
4.80% Senior Notes	2008	300,000	300,000
6.05% Senior Notes	2013	250,000	250,000
2.75% Senior Notes	2007	200,000	200,000
LNG Holdings bank loans (floating rate)	2007	255,626	258,433
Total debt outstanding		1,173,054	1,175,861
Current portion of long-term debt		-	(12,548)
Interest rate swaps (2.75% Senior Notes)		(6,067)	(3,936)
Unamortized debt premium, net		14,077	14,688
Total long-term debt		$1,181,064	$1,174,065

Panhandle has $1,181,064,000 of debt recorded at March 31, 2005. Debt of $925,438,000, including net premiums of $14,077,000 and interest rate swaps of $6,067,000, is at fixed rates ranging from 2.75 percent to 8.25 percent, with an average annual interest rate of 5.12 percent excluding debt premium, discount and issuance cost amortization. The $255,626,000 of variable rate bank loans had an average rate of 4.15 percent for the three month period ended March 31, 2005. The assets of Trunkline LNG are pledged as collateral for the variable rate loans. See Note V - Accounting for Derivatives and Hedging Activities for discussion of interest rate swap agreements associated with outstanding debt.

Panhandle’s notes are subject to certain requirements such as the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained, and limitations on liens. At March 31, 2005, Panhandle, based on the currently most restrictive debt covenant requirements, was subject to a $391,424,000 limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $334,533,000 of additional secured indebtedness or other defined liens based on a limitation on liens covenant. At March 31, 2005, Panhandle was in compliance with all covenants.

At March 31, 2005, Panhandle had no scheduled debt payments for the remainder of 2005 and 2006 and scheduled payments of $455,626,000, $300,000,000, $60,623,000 and $356,805,000 for the years 2007 through 2009 and in total thereafter, respectively.

LNG Holdings, as borrower, and Panhandle Eastern Pipe Line and Trunkline LNG, as guarantors, entered into a Credit Agreement dated as of April 26, 2005, with a consortium of banks for a senior term loan financing in the aggregate principal amount of $255,626,000 which matures on March 15, 2007. The senior term loan carries a floating interest rate tied to LIBOR or prime interest rates at Panhandle’s option, in addition to a margin which is tied to the rating of Panhandle’s unsecured senior funded debt. On April 29, 2005, the proceeds from the Credit Agreement were used to repay all outstanding indebtedness under existing LNG Holdings floating rate bank loans that were due in 2007. The senior term loan requires maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained, and a limitation on liens. If the senior term loan had been in effect at March 31, 2005, Panhandle Eastern Pipe Line would have been subject to a more restrictive limitation of $223,443,000 of additional secured or subsidiary level indebtedness.  If the senior term loan had been in effect at March 31, 2005, Panhandle would also have been subject to a limitation of $264,458,000 of total additional indebtedness.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 12, 2004, Panhandle issued $200,000,000 of 2.75 percent Senior Notes due 2007, Series A, in reliance on an exemption from the registration requirements of the Securities Act of 1933 for offers and sales of securities not involving a public offering or sale, in order to refinance Panhandle’s maturing debt. Panhandle used a portion of the net proceeds to retire $146,080,000 of 6.125 percent Senior Notes which matured on March 15, 2004, as well as for other general corporate purposes. A portion of the remaining net proceeds was also used to pay off the $52,455,000 of 7.875 percent Senior Notes which matured on August 15, 2004. Panhandle filed a registration statement on May 12, 2004 to initiate an exchange of the unregistered 2.75 percent Senior Notes due 2007, Series A, for substantially identical securities registered under the Securities Act of 1933. Such exchange was completed June 25, 2004.

VII   Comprehensive Income

The table below provides an overview of comprehensive income for the periods indicated.

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2005	2004

Net earnings	$31,470	$33,057

Unrealized gain (loss) related to interest rate swaps,
net of taxes of $1,412 and $(593), respectively	2,160	(822)
Realized (gains) losses in net income,
net of taxes of $(786) and $(920), respectively	(1,230)	(1,430)

Total comprehensive income	$32,400	$30,805

Accumulated other comprehensive income reflected in the Consolidated Balance Sheet at March 31, 2005 and December 31, 2004 includes unrealized gains related to interest rate swaps.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VIII   Benefits

Components of Net Periodic Benefit Cost

Net periodic benefit costs for the three months ended March 31, 2005 and 2004 for postretirement benefit plans other than pensions (OPEB) includes the following components:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
OPEB	2005	2004

Service cost	$740	$645
Interest cost	900	735
Expected return on plan assets	(230)	(48)
Amortization of prior service cost	(55)	-
Amortization of transition obligation	-	-
Recognized actuarial gain	160	-
Settlement recognition	-	-

Net periodic benefit cost	$1,515	$1,332

For the three months ended March 31, 2005, approximately $0.4 million in contributions have been made to the OPEB plan. Panhandle expects to contribute an additional $7.4 million to fund the OPEB plan in fiscal 2005 for a total of $7.8 million.

Panhandle does not have a pension plan but does make employer contributions to a qualified defined contribution plan, which contributions range from four to six percent of the participating employee’s salary based on the participating employee’s age and years of service. During the quarters ended March 31, 2005 and 2004, approximately $1 million and $1 million, respectively, was recorded as expense associated with Panhandle contributions to the qualified defined contribution plan.

Stock Based Compensation. Following its acquisition by Southern Union on June 11, 2003 and in accordance with Southern Union’s policy, Panhandle reports stock option grants using the intrinsic-value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related authoritative interpretations. Under the intrinsic-value method, because the exercise price of the Southern Union employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect on net earnings and net earnings available for equity holders if Panhandle had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” to stock-based employee compensation:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2005	2004

Net earnings, as reported	$31,470	$33,057
Deduct total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related taxes	51	207
Pro forma net earnings	$31,419	$32,850

Recently Enacted Legislation. The Medicare Prescription Drug Act was signed into law December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Issued by the FASB in May 2004, FASB Financial Staff Position (FSP) No. FAS 106-2 (FSP FAS 106-2) requires entities to record the impact of the Medicare Prescription Drug Act as an actuarial gain in the postretirement benefit obligation for postretirement benefit plans that provide drug benefits covered by that legislation. Panhandle adopted this FSP as of March 31, 2005, the effect of which was not material to its consolidated financial statements. The effect of this FSP may vary as a result of any future changes to Panhandle's benefit plans.

IX   Commitments and Contingencies

Litigation. Panhandle is involved in legal, tax and regulatory proceedings before various courts, regulatory bodies and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, Panhandle has made accruals in accordance with SFAS No. 5 in order to provide for such matters. Management believes the final disposition of these proceedings will not have a material adverse effect on Panhandle’s consolidated results of operations or financial position.

Hope Land Mineral Corporation (Hope Land) contends that it owns the storage rights to property that contains a portion of Panhandle’s Howell storage field. During June 2003, the Michigan Court of Appeals reversed the trial court’s previous order, which had granted summary judgment in favor of Panhandle and dismissed the case. Panhandle filed an appeal of the Court of Appeals order with the Michigan Supreme Court which was denied in December of 2003. In April 2005, Hope Land filed trespass and unjust enrichment complaints against Panhandle to prevent running of the statute of limitations. Panhandle intends to file an action for condemnation to obtain the storage rights from Hope Land. Panhandle does not believe the outcome of this case will have a material adverse effect on Panhandle’s consolidated results of operations or financial position.

Jack Grynberg, an individual, has filed actions against a number of companies, including Panhandle, now transferred to the U.S. District Court for the District of Wyoming, for damages for mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners. A similar action has also been filed against a number of companies, including Panhandle, in Kansas District Court. Panhandle believes that its measurement practices conformed to the terms of its FERC Gas Tariff, which was filed with and approved by FERC. As a result, Panhandle believes that it has meritorious defenses to the complaint (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that Panhandle complied with the terms of its tariff) and is defending the suit vigorously.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental Matters. Panhandle’s gas transmission operations are subject to federal, state and local regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters. Panhandle has previously identified environmental contamination at certain sites on its gas transmission systems and has undertaken cleanup programs at these sites. The contamination resulted from the past use of lubricants containing polychlorinated bi-phenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle has developed and is implementing a program to remediate such contamination in accordance with federal, state and local regulations.

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

The Illinois Environmental Protection Agency (Illinois EPA) notified Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, of contamination at three former waste oil disposal sites in Illinois. Panhandle Eastern Pipe Line’s and Trunkline’s estimated share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is approximately seventeen percent. Panhandle and twenty-one other non-affiliated parties conducted an initial voluntary investigation of the Pierce Oil Springfield site, one of the three sites. In addition, Illinois EPA has informally indicated that it has referred the Pierce Oil Springfield site, to the EPA so that environmental contamination present at the site can be addressed through the federal Superfund program. No formal notice has yet been received from either agency concerning the referral. However, the EPA is expected to issue special notice letters and has begun the process of listing the site on the National Priority List. Panhandle and three of the other non-affiliated parties associated with the Pierce Oil Springfield site met with the EPA and Illinois EPA regarding this issue. Panhandle was given no indication as to when the listing process was to be completed. Panhandle has also submitted a Comprehensive Environmental Response, Compensation, and Liability Act 104e data request from the EPA Region V regarding the second Pierce Waste Oil site known as the Dunavan site, located in Oakwood, Illinois. Panhandle’s response showed that waste oil generated at Panhandle facilities was shipped to the Dunavan Oil site in Oakwood, Illinois, resulting in Panhandle becoming a potentially responsible party at such site.

Panhandle expects the cleanup programs for all of the above matters to continue for several years and has estimated its share of remaining cleanup costs to range from approximately $7 million to $16 million. At March 31, 2005, Panhandle has related accruals totaling approximately $12,741,000, of which $2,858,000 is included in Other current liabilities for the estimated current amounts and $9,883,000 is included in Other non-current liabilities on the Consolidated Balance Sheet. At December 31, 2004, Panhandle had related accruals totaling approximately $12,912,000, of which $3,046,000 is included in Other current liabilities for the estimated current amounts and $9,866,000 is included in Other non-current liabilities on the Consolidated Balance Sheet. During the first quarter of 2005, Panhandle spent $171,000 related to these cleanup programs.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Air Quality Control. In 1998, the EPA issued a final rule on regional ozone control that requires Panhandle to place controls on engines in five midwestern states. The part of the rule that affects Panhandle was challenged in court by various states, industry and other interests, including the Interstate Natural Gas Association of America (INGAA), an industry group to which Panhandle belongs. In March 2000, the court upheld most aspects of the EPA’s rule, but agreed with INGAA’s position and remanded to the EPA the sections of the rule that affected Panhandle. The final rule was promulgated by the EPA in April 2004. The five midwestern states have not promulgated state regulations to address the requirements of this rule. Based on an EPA guidance document negotiated with gas industry representatives in 2002, it is believed that Panhandle will be required under state rules to reduce nitrogen oxide (NOx) emissions by eighty-two percent on the identified large internal combustion engines and will be able to trade off engines within the company and within each of the five Midwestern states affected by the rule in an effort to create a cost effective NOx reduction solution. The final implementation date is May 2007. The rule impacts twenty large internal combustion engines on the Panhandle system in Illinois and Indiana at an approximate cost of $23 million for capital improvements through 2007, based on current projections.

In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline’s Cypress compressor station is affected and requires the installation of emission controls. New regulations also require certain grandfathered facilities in Texas to enter into the new source permit program which may require the installation of emission controls at one additional facility owned and operated by Panhandle. These two rules affect two company facilities in Texas at an estimated cost of approximately $14 million for capital improvements through March 2007, based on current projections.

The EPA promulgated various Maximum Achievable Control Technology (MACT) rules in February 2004. The rules require that Panhandle Eastern Pipe Line and Trunkline control Hazardous Air Pollutants (HAPs) emitted from certain internal combustion engines at major HAPs sources. Most of Panhandle Eastern Pipe Line and Trunkline compressor stations are major HAPs sources. The HAPs pollutant of concern for Panhandle Eastern Pipe Line and Trunkline is formaldehyde. As promulgated, the rule seeks to reduce formaldehyde emissions by seventy-six percent from these engines. Catalytic controls will be required to reduce emissions under these rules with a final implementation date of June 2007. Panhandle Eastern Pipe Line and Trunkline have over twenty internal combustion engines subject to the rules. It is expected that compliance with these regulations will cost an estimated $1 million for capital improvements, based on current projections.

Other Commitments and Contingencies. In 1993, the U.S. Department of the Interior announced its intention to seek, through its Mineral Management Service (MMS), additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements and buyouts and buydowns of gas sales contracts with natural gas pipelines. Panhandle Eastern Pipe Line and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact, which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle Eastern Pipe Line and Trunkline may file with FERC to recover these costs from pipeline customers. Management believes these commitments and contingencies will not have a material adverse effect on Panhandle’s business, financial condition or results of operations.

In conjunction with Southern Union’s investment in CCE and CCE’s acquisition of CrossCountry from Enron Corp. and certain subsidiaries of Enron, Panhandle initiated an additional workforce reduction plan designed to reduce the workforce by approximately an additional six percent. Approximately $6 million of the approximately $7.7 million of the resulting severance and related costs are reimbursable by CCE pursuant to agreements between the parties involved.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 10, 2003, Panhandle Eastern Pipe Line provided a guarantee to CB&I Constructors, Inc. for the full performance by Trunkline LNG, its subsidiary, of the engineering, procurement and construction contract between Trunkline LNG and CB&I Constructors, Inc. The contract is for the construction of the expansion of the Trunkline LNG Lake Charles facility, and covers approximately $14 million of the remaining cost of the Phase I expansion through December 2005 and approximately $49 million of the remaining cost of the Phase II expansion through June 2006. Under the terms of the guarantee, Panhandle Eastern Pipe Line would be required to perform should Trunkline LNG be in default of its obligation, as it relates to services already rendered. There are no amounts being carried as liabilities for Panhandle’s obligations under these guarantees.

Controlled Group Pension Liabilities. Southern Union (including certain of its divisions) sponsors a number of defined benefit pension plans for employees. Under applicable pension and tax laws, upon being acquired by Southern Union, Panhandle became a member of Southern Union’s “controlled group” with respect to those plans, and, along with Southern Union and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated. In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union’s controlled group, including Panhandle and each of its subsidiaries. Based on the latest actuarial information available as of December 31, 2004, the aggregate amount of the projected benefit obligations of these pension plans was approximately $398,516,000 and the estimated fair value of all of the assets of these plans was approximately $276,836,000.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of Panhandle’s financial condition, results of operations and changes in financial condition. The following section includes an overview of Panhandle’s business as well as recent developments that Panhandle believes are important in understanding its results of operations and in anticipating future trends in those operations. Subsequent sections include an analysis of Panhandle’s results of operations on a consolidated basis and information relating to Panhandle’s liquidity and capital resources, quantitative and qualitative disclosures about market risk, an outlook perspective for Panhandle, and other matters.

Overview

Panhandle is primarily engaged in the interstate transportation and storage of natural gas and also provides LNG terminalling and regasification services. The Panhandle entities include Panhandle Eastern Pipe Line, Trunkline, Sea Robin, Trunkline LNG and Southwest Gas Storage. Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 bcf per day, 72 bcf of owned underground storage capacity and 6.3 bcf of above ground LNG storage capacity. Trunkline LNG, located on Louisiana’s Gulf Coast, operates one of the largest LNG import terminals in North America.

A majority of Panhandle’s total operating revenue comes from long-term service agreements with local distribution company customers and their affiliates. Panhandle also provides firm transportation services under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, Panhandle’s pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis. Demand for gas transmission on Panhandle’s pipeline systems is seasonal, with the highest throughput and a higher portion of annual total operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters. For the years 2000 to 2004, Panhandle’s combined throughput was 1,374 trillion British thermal units (TBtu), 1,335 TBtu, 1,259 TBtu, 1,380 TBtu and 1,284 TBtu, respectively. For the three month periods ended March 31, 2005 and March 31, 2004, Panhandle’s combined throughput was 350 TBtu and 352 TBtu, respectively. Beginning in March 2000, the combined throughput includes Sea Robin’s throughput.

Results of Operations

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2005	2004	Change

Operating revenue:
Reservation revenue	$100,587	$101,212	$(625)
LNG terminalling revenue	13,208	13,762	(554)
Commodity revenue	19,433	20,648	(1,215)
Other revenue	2,172	2,547	(375)
Total operating revenue	135,400	138,169	(2,769)

Operating expenses:
Operation, maintenance and general	50,183	49,725	458
Depreciation and amortization	15,367	15,147	220
Taxes, other than on income and revenues	7,336	7,526	(190)
Total operating expenses	72,886	72,398	488
Operating income	62,514	65,771	(3,257)

Other income (expense):
Interest expense, net	(11,848)	(12,155)	307
Other, net	897	714	183
Total other expense, net	(10,951)	(11,441)	490

Earnings before income taxes	51,563	54,330	(2,767)

Income taxes	20,093	21,273	(1,180)

Net earnings	$31,470	$33,057	$(1,587)

Operating Revenue. For the three months ended March 31, 2005, operating revenue decreased $2,769,000 versus the same time period during 2004. The decrease was a result of lower commodity revenues of $1,215,000 due to a reduction in commodity throughput volumes of one percent, associated with a two percent decrease of heating degree days, as well as a lower market value for interruptible service, partially offset by higher parking revenue activity. Commodity revenues are dependent upon a number of variable factors, including weather, storage levels, and customer demand for firm, interruptible and parking services. In addition, reservation revenue decreased $625,000 primarily due to certain contract expirations on Trunkline during the latter part of 2004 and the replacement thereof at lower average reservation rates. LNG terminalling revenue decreased $554,000 primarily due to reduced LNG volumes received in 2005.

Operating Expenses. Operating expenses for the three months ended March 31, 2005 increased $488,000 versus 2004, primarily due to an increase in operation, maintenance and general expenses of $458,000. Such increase was due to the recovery of previously underrecovered fuel, net of $1,103,000 in 2004 and higher pipeline transportation expenses of $408,000 primarily due to a new contract, partially offset by reduced administrative expenses of $589,000 primarily associated with the workforce reduction in 2004, reduced contract storage expenses of $239,000 due to a reduction in contracted storage capacity beginning March 2004, and a decrease in power costs of $200,000 due to lower LNG volumes received in 2005.

Interest Expense, Net. Interest expense, net, for the three months ended March 31, 2005, versus the same time period during 2004, was reduced by $307,000 primarily due to an increase in capitalized interest due to the LNG expansion and the refinancing of the debt that matured in March and August of 2004, partially offset by an increase in the variable interest rate of the LNG Holdings bank loans. For further discussion of Panhandle’s long-term debt, see Note VI - Debt.

Other, Net. Other income, net, for the three months ended March 31, 2005 increased $183,000 versus the same time period during 2004, primarily due to higher related party interest income caused by increases in the underlying LIBOR-based rates in 2005. For further discussion of Panhandle’s related party interest income, see Note IV - Related Party Transactions.

Income Taxes. Income taxes during the three months ended March 31, 2005, versus the same time period during 2004, decreased $1,180,000 due to lower pretax income.

Liquidity and Capital Resources

Based on Panhandle’s current level of operations, management believes that cash flow from operations, available existing cash, and other sources, including liquid working capital and new borrowings, will be adequate to meet liquidity needs for the next several years, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations.

Operating Activities. Cash flows from operating activities for the three months ended March 31, 2005 and March 31, 2004 were $51 million. Changes in operating assets and liabilities used cash of $15 million for the three months ended March 31, 2005 and $2 million for the same time period during 2004. The decrease in cash flows from operating activities for the three months ended March 31, 2005 versus the same time period during 2004 was primarily attributable to the timing of payments and cash receipts related to Panhandle’s working capital accounts.

Investing Activities. Historically, Panhandle’s capital requirements have generally been satisfied through operating cash flow, except that Panhandle may utilize access to capital markets for extraordinary capital expenditures. Panhandle estimates remaining expenditures associated with Phase I and Phase II LNG terminal expansion and the Trunkline 36-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal to be approximately $81 million for the remainder of 2005 and approximately $10 million in 2006. These estimates were developed for budget planning purposes and are subject to revision.

Cash flows used in investing activities for the three months ended March 31, 2005 decreased by approximately $6 million versus the same time period in 2004 primarily due to a decrease in net loans made to Southern Union of approximately $22 million, partially offset by an increase in capital expenditures associated with the LNG expansion projects of $16 million.

Financing Activities. As of March 31, 2005, Panhandle’s debt is rated BBB by Fitch Ratings, Inc. and Standard & Poor’s and Baa3 by Moody’s. Panhandle’s note provisions are subject to the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained, and limitations on liens. At March 31, 2005, Panhandle was subject to a $391,424,000 limitation on additional restricted payments, including dividends and loans to affiliates, based on the current most restrictive covenant, and a limitation of $334,533,000 of additional secured indebtedness based on a limitation on liens covenant. If Panhandle’s debt ratings were to fall below Baa3 by Moody’s and below BBB- by Standard and Poor’s, then the allowable restricted payments would be reduced to $341,350,000. At March 31, 2005, Panhandle was in compliance with all covenants.

At March 31, 2005, Panhandle had no scheduled debt principal payments for the remainder of 2005 and 2006 and scheduled payments of $455,626,000, $300,000,000, $60,623,000 and $356,805,000 for the years 2007 through 2009 and in total thereafter, respectively.

LNG Holdings, as borrower, and Panhandle Eastern Pipe Line and Trunkline LNG, as guarantors, entered into a Credit Agreement dated as of April 26, 2005, with a consortium of banks for a senior term loan financing in the aggregate principal amount of $255,626,000 which matures on March 15, 2007. The senior term loan carries a floating interest rate tied to LIBOR or prime interest rates at Panhandle’s option, in addition to a margin which is tied to the rating of Panhandle’s unsecured senior funded debt. On April 29, 2005, the proceeds from the Credit Agreement were used to repay all outstanding indebtedness under existing LNG Holdings floating rate bank loans that were due in 2007. The senior term loan requires maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained, and a limitation on liens. If the senior term loan had been in effect at March 31, 2005, Panhandle Eastern Pipe Line would have been subject to a more restrictive limitation of $223,443,000 of additional secured or subsidiary level indebtedness.  If the senior term loan had been in effect at March 31, 2005, Panhandle would also have been subject to a limitation of $264,458,000 of total additional indebtedness.

On March 12, 2004, Panhandle issued $200,000,000 of 2.75 percent Senior Notes due 2007, Series A, in reliance on an exemption from the registration requirements of the Securities Act of 1933 for offers and sales of securities not involving a public offering or sale, in order to refinance Panhandle’s maturing debt. Panhandle used a portion of the net proceeds to retire $146,080,000 of 6.125 percent Senior Notes which matured on March 15, 2004, as well as for other general corporate purposes. A portion of the remaining net proceeds was also used to pay off the $52,455,000 of 7.875 percent Senior Notes which matured August 15, 2004. On June 25, 2004, Panhandle completed an exchange of the unregistered 2.75 percent Senior Notes due 2007, Series A, for substantially identical securities registered under the Securities Act of 1933.

Cash flows from financing activities for the three months ended March 31, 2005 decreased by approximately $67 million versus the same period in 2004 primarily due to net debt issuances of approximately $51 million in 2004 versus approximately $3 million in debt retirements in 2005. In addition, bank overdrafts decreased by approximately $14 million.

Outlook

Panhandle is a leading United States interstate natural gas pipeline system and also owns one of the largest operating LNG regasification terminals in North America. Panhandle’s business strategy is to optimize results through expansion and better utilization of its existing facilities and construction of new facilities. This involves providing additional transportation, storage and other value-added services to Panhandle’s customers, which include gas-fueled power plants, local distribution companies, industrial end-users, marketers and others. Panhandle conducts operations primarily in the central, gulf coast, midwest, great lakes, and southwest regions of the United States. Pipeline revenues are generally higher in the first and fourth quarters of each year primarily due to higher contract rates and the increase in customer demand levels for gas due to the colder weather during these periods.

Trunkline LNG entered into a 22-year contract with BG LNG Services beginning January 2002, for all the uncommitted capacity at the Lake Charles, Louisiana facility. Trunkline LNG announced the planned expansion of the Lake Charles facility to approximately 1.2 bcf per day of send out capacity, up from its current send out capacity of .63 bcf per day and in December 2002 FERC approved the expansion of the LNG regasification terminal. The expanded facility is currently expected to be in operation by the end of 2005. In September 2004, FERC approved Trunkline LNG’s further incremental LNG expansion project. This expansion will increase the LNG terminal’s sustainable send out capacity to 1.8 bcf per day by mid-2006. BG LNG Services has contracted for all the proposed additional capacity subject to Trunkline LNG achieving certain construction milestones in the expansion of this facility.

On February 11, 2005, Trunkline received approval from the FERC to construct, own and operate a 36-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal. The pipeline creates additional transport capacity in association with the Trunkline LNG expansion and also includes new and expanded delivery points with major interstate pipelines.

Other Matters

Customer Concentration. Panhandle provides LNG terminalling and regasification services and a comprehensive array of transportation and storage services to approximately five hundred customers. Such customers are principally located in the midwest and southwest regions of the United States. The following is a comparison of the percent of operating revenue by customer for the three month periods ended March 31, 2005 and 2004.

Percent of Operating Revenue for
Three Months Ended
	March 31,	March 31,
Customer	2005	2004

ProLiance	18	18
BG LNG Services	13	13
Ameren	13	9
CMS Energy subsidiaries (1)	8	10
Other Top 10 customers	16	20
Remaining customers	32	30
Total percentage	100%	100%

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

In 1993, the U.S. Department of the Interior announced its intention to seek, through its Mineral Management Service (MMS), additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements and buyouts and buydowns of gas sales contracts with natural gas pipelines. Panhandle Eastern Pipe Line and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact, which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle Eastern Pipe Line and Trunkline may file with FERC to recover these costs from pipeline customers. Management believes these commitments and contingencies will not have a material adverse effect on Panhandle’s business, financial condition or results of operations.

On November 22, 2004, FERC issued a Notice of Inquiry (NOI) in “Policy for Selective Discounting By Natural Gas Pipelines,” Docket No. RM05-2, et al. In the NOI, FERC requested comments from the industry on whether the selective discounting policy should continue (including its policy in rate cases to allow pipelines to downward adjust volumes flowing at a discounted rate, for the purpose of determining rates), be modified, or eliminated entirely. On March 2, 2005, numerous industry comments were filed on the NOI. Because it is unclear what action the FERC will take, Panhandle cannot predict what effect the outcome of this proceeding will have on its business, financial condition or results of operations.

In November 2004, the FERC issued an industry-wide Proposed Accounting Release that, if enacted as written, would require pipeline companies to expense rather than capitalize certain costs related to mandated pipeline integrity programs (under the Pipeline Safety Improvement Act of 2002). The accounting release was proposed to be effective January 1, 2005, following a period of public comment on the release. Comments were filed on January 19, 2005, including pipeline association comments suggesting that such costs be capitalized. Panhandle is awaiting a final release and cannot, at this time, predict the final outcome. Panhandle has currently budgeted in 2005 approximately $22 million of pipeline integrity program costs, of which approximately $3 million of currently capitalized costs would be required to be expensed pursuant to the release.

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

PCB Assessment and Clean-up Programs -- Panhandle previously identified environmental contamination at certain sites on its systems and undertook clean-up programs at these sites. The contamination resulted from the past use of lubricants containing PCBs in compressed air systems and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle is also taking actions regarding PCBs in paints at various locations. For further information, see Note IX - Commitments and Contingencies - Environmental Matters.

Air Quality Control -- In 1998, the EPA issued a final rule on regional ozone control that requires revised SIPs for twenty-two states, including five states in which Panhandle operates. Panhandle will have completed installation of NOx controls on fourteen engines by the end of 2005 and anticipates placing NOx controls on engines at a total of six compressor station locations. This program is expected to be completed by May 2007.

In 2004, final rules were promulgated by the EPA regarding control of hazardous air pollutants. Over twenty Panhandle engines require controls. MACT controls must be installed by June 2007. In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline’s Cypress compressor station is affected and requires the installation of emission controls. New regulations also require certain grandfathered facilities to enter into the new source permit program which may require the installation of emission controls at five additional facilities. The rule affects one company facility owned and operated by Panhandle. Panhandle expects controls to be installed by March 2007. For further information, see Note IX - Commitments and Contingencies - Environmental Matters.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations. On September 10, 2003, Panhandle Eastern Pipe Line provided a guarantee to CB&I Constructors, Inc. for the full performance by Trunkline LNG, its subsidiary, of the engineering, procurement and construction contract between Trunkline LNG and CB&I Constructors, Inc. Under the terms of the guarantee, Panhandle Eastern Pipe Line would be required to perform should Trunkline LNG be in default of its payment obligations regarding services already rendered. There are no amounts being carried as liabilities for Panhandle Eastern Pipe Line’s obligations under these guarantees. See Note IX - Commitments and Contingencies.

Contractual Commitments. Panhandle has contractual obligations with regard to future payments of operating leases, debt and natural gas storage service. The following table summarizes Panhandle’s expected contractual obligations and commitments at March 31, 2005.

	Remainder					In Total
	2005	2006	2007	2008	2009	Thereafter

Operating Leases (1)	$10,176	$13,837	$11,435	$7,349	$6,109	$22,559

Total long term debt (2)	-	-	455,626	300,000	60,623	356,805

Interest payments on debt (3)	42,232	56,253	44,532	36,048	25,242	146,363

Firm capacity payments (4)	8,612	10,633	8,841	7,396	7,127	31,084

OPEB funding (5)	7,442	7,812	7,812	7,812	7,812	-

Total	$68,462	$88,535	$528,246	$358,605	$106,913	$556,811

(1)  Lease of various assets utilized for operations
(2)  Debt of principal obligations (includes April 2005 LNG Holdings bank loan refinancing impact)
(3)  Interest payments at stated rate for Senior Notes and assumed variable rate of approximately 3.6 percent for LNG Holdings bank loans (includes April 2005
LNG Holdings bank loan refinancing impact)
(4)  Lease of third party storage capacity
(5)  Panhandle is committed to the funding levels of $7.8 million per year until modified by future rate proceedings, the timing of which is uncertain

Capital Expenditures. Panhandle estimates expenditures associated with Phase I and Phase II LNG terminal expansion and the Trunkline 36-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal to be approximately $81 million for the remainder of 2005 and approximately $10 million in 2006, plus capitalized interest. These estimates were developed for budget planning purposes and are subject to revision.

Controlled Group Pension Liabilities. Southern Union (including certain of its divisions) sponsors a number of defined benefit pension plans arising from its (including any of its present or former divisions) or its predecessor’s businesses when Southern Union acquired Panhandle. Under applicable pension and tax laws, upon being acquired by Southern Union, Panhandle became a member of Southern Union’s “controlled group” with respect to those plans, and, along with Southern Union and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated. In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union’s controlled group, including Panhandle. Based on the latest actuarial information available as of December 31, 2004, the aggregate amount of the projected benefit obligations of these pension plans was approximately $398,516,000 and the estimated fair value of all of the assets of these plans was approximately $276,836,000.

CCE Holdings Acquisition of CrossCountry Energy. On November 17, 2004, CCE Holdings, LLC (CCE), a joint venture in which Southern Union owns a 50 percent interest, acquired 100 percent of the equity interests of CrossCountry Energy, LLC (CrossCountry) from Enron Corp. and certain of its subsidiaries for approximately $2,450,000,000 in cash, including certain consolidated debt. On November 5, 2004, CCE entered into an Administrative Services Agreement (the Management Agreement) with Panhandle and SU Pipeline Management LP (Manager), a Delaware limited partnership and wholly-owned subsidiary of Southern Union. Under the terms of the Management Agreement, Panhandle covenants, to the extent permitted by applicable law, to cause Manager to perform the duties and obligations of Manager. Manager has assembled an integrated pipeline management team, which includes employees of Panhandle and CrossCountry. Pursuant to the Management Agreement, Manager is responsible for the operations and administrative functions of CCE and its subsidiaries. CCE and Manager will share certain operations of Manager and its affiliates, and CCE will be obligated to bear its share of costs of the Manager and its affiliates, as well as certain transition costs and, under certain conditions, pay annual management fees to Manager. Transition costs are non-recurring costs of establishing the shared services, including but not limited to severance costs, professional fees, certain transaction costs, and the costs of relocating offices and personnel, pursuant to the Management Agreement.

Critical Accounting Policies.  Panhandle’s unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions about future events and their effects cannot be perceived with certainty. On an ongoing basis, Panhandle evaluates its estimates based on historical experience, current market conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Nevertheless, actual results may differ from these estimates under different assumptions or conditions. The following is a summary of Panhandle’s most critical accounting policies, which are defined as those policies whereby judgments or uncertainties could affect the application of those policies and materially different amounts could be reported under different conditions or using different assumptions.

Principles of Consolidation -- The unaudited interim consolidated financial statements include the accounts of all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances. Investments in businesses not controlled by Panhandle Eastern Pipe Line, but over which it may have significant influence, are accounted for using the equity method. Investments that are variable interest entities are consolidated if Panhandle is allocated a majority of the entity’s gains and/or losses, including fees paid by the entity. All significant intercompany accounts and transactions are eliminated in consolidation.

Asset Impairment -- Long-lived assets, including property, plant and equipment and intangibles comprise a significant amount of Panhandle’s total assets. Panhandle makes judgments and estimates about the carrying value of these assets, including amounts to be capitalized, depreciation methods and useful lives. Panhandle also reviews these assets for impairment on a periodic basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The impairment test consists of a comparison of an asset’s fair value with its carrying value; if the carrying value of the asset exceeds its fair value, an impairment loss is recognized in the Consolidated Statement of Operations in an amount equal to that excess.

Revenues -- Panhandle’s revenues from transportation and storage of natural gas and LNG terminalling are based on capacity reservation charges and commodity usage charges. Reservation revenues are based on contracted rates and capacity reserved by the customers and are recognized monthly. Revenues from commodity usage charges are also recognized monthly, based on the volumes received from or delivered to the customer, depending on the tariff of that particular Panhandle entity, with any differences in received and delivered volumes resulting in an imbalance. Volume imbalances are generally settled in-kind with no impact on revenues, with the exception of Trunkline, which cashes out imbalances pursuant to its tariff, and records gains and losses on such cashout sales as a component of revenue, to the extent not owed back to customers.

Significant Customers and Credit Risk -- Panhandle manages trade credit risks to minimize exposure to uncollectible trade receivables. Prospective and existing customers are reviewed for creditworthiness based upon pre-established standards. Customers that do not meet minimum standards are required to provide additional credit support. Panhandle utilizes the allowance method for recording its allowance for uncollectible accounts which is primarily based on the application of historical bad debt percentages applied against Panhandle’s aged accounts receivable. Increases in the allowance are recorded as a component of operation expenses. Reductions in the allowance are recorded when receivables are written off.

Accounting for Retirement Benefits -- Panhandle follows SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” as amended, to account for other postretirement benefit costs. For defined benefit plans, under certain circumstances, these statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses requires the expertise of actuaries and is subject to many assumptions, including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year.

Panhandle does not maintain or participate in a defined benefit retirement plan for its employees, but instead provides benefits to substantially all employees under a defined contribution 401(k) plan. Under the 401(k) plan, Panhandle provides a matching contribution of 50 percent of the employee’s contribution to the 401(k) plan that does not exceed 4 percent of the employee’s eligible pay. In addition, Panhandle makes additional contributions to the 401(k) plan ranging from 4 to 6 percent of the employee’s eligible pay, depending on the employee’s age and years of service under a Retirement Power Account benefit.

Panhandle provides certain postretirement health and life benefits to eligible, active employees. The accumulated postretirement benefit obligation with respect to such postretirement health and life benefits as of March 31, 2005 and December 31, 2004 was approximately $39,404,000 and $38,260,000, respectively. See Note VIII - Benefits.

Accounting for Derivatives and Hedging Activities -- Panhandle follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, to accrue for derivative and hedging activities. Panhandle utilizes interest-rate related derivative instruments to manage its exposure on its debt instruments and does not enter into derivative instruments for any purpose other than hedging purposes. All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, Panhandle designates the derivative as either: (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge) or (ii) a hedge of a forecasted transaction or the variability of cash flows to be received or paid in conjunction with a recognized asset or liability (cash flow hedge). For derivatives treated as a hedge of the fair value of a debt instrument, the effective portion of changes in fair value are recorded as an adjustment to the hedged debt. The ineffective portion of a fair value hedge is recognized in earnings if the short cut method of assessing effectiveness is not used. Upon termination of a fair value hedge of a debt instrument, the resulting gain or loss is amortized to income through the maturity date of the debt instrument. For derivatives treated as hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive income until the related hedge items impact earnings. Any ineffective portion of a hedge is reported in earnings immediately. Upon termination of a cash flow hedge of the variability of cash flows to be paid, the resulting gain or loss is amortized to income through the maturity date of the original designated hedging relationship, unless it is probable that the forecasted transaction will not occur during a specified time period.

Panhandle formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Panhandle discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, Panhandle will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings. See Note V - Accounting for Derivatives and Hedging Activities.

Accounting for Taxes -- For federal and certain state income tax purposes, Panhandle’s subsidiaries are not treated as separate taxpayers. Instead, their income is directly taxable to Southern Union. Since its conversion to a limited partnership, Panhandle has been treated as a disregarded entity for federal income tax purposes. Pursuant to a tax sharing agreement with Southern Union, Panhandle will pay its share of taxes based on its taxable income, which will generally equal the liability which Panhandle would have incurred as a separate taxpayer. Panhandle will receive credit under an intercompany note from Southern Union for differences in tax depreciation resulting from the like-kind exchange over the taxable life of the related assets.

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

Commitments and Contingencies -- Panhandle is subject to proceedings, lawsuits and other claims related to environmental and other matters. Accounting for contingencies requires significant judgments by management regarding the estimated probabilities and ranges of exposure to potential liability. See Note IX - Commitments and Contingencies.

Cautionary Statement Regarding Forward-Looking Information. The Management’s Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements constitute forward-looking statements that are based on current expectations, estimates and projections about the industry in which Panhandle operates and management’s beliefs and assumptions. These forward-looking statements are not historical facts, but rather reflect current expectations concerning future results and events. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe objectives, plans or goals are or may be forward-looking statements.

These statements are not guarantees of future performance and involve various risks, uncertainties and assumptions, which are difficult to predict and many of which are outside of Panhandle’s control. Therefore, actual results, performance and achievements may differ materially from what is expressed or forecasted in such forward-looking statements. Prospective investors may review Panhandle Eastern Pipe Line’s reports filed in the future with the Commission for more current descriptions of developments that could cause actual results to differ materially from such forward-looking statements. However, prospective investors should not place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q, or, in the case of documents incorporated by reference, the date of those documents.

Factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the following: customer growth; gas throughput volumes and available sources of natural gas; discounting of transportation rates due to competition, abnormal weather conditions in Panhandle’s service territories; new legislation and government regulations affecting or involving Panhandle; Panhandle’s ability to comply with or to challenge successfully existing or new environmental regulations; the outcome of pending and future litigation; the impact of relations with labor unions of bargaining-unit union employees; the impact of future rate cases or regulatory rulings; Panhandle’s ability to control costs successfully and achieve operating efficiencies, including the purchase and implementation of new technologies for achieving such efficiencies; the nature and impact of any extraordinary transactions, such as any acquisition or divestiture of a business unit or any assets; the economic climate and growth in Panhandle’s industry and service territories and competitive conditions of energy markets in general; inflationary trends; changes in gas or other energy market commodity prices and interest rates; the current market conditions causing more customer contracts to be of shorter duration, which may increase revenue volatility; exposure to customer concentration with a significant portion of revenues realized from a relatively small number of customers and any credit risks associated with the financial position of those customers; Panhandle or its parent’s debt securities ratings; factors affecting operations such as maintenance or repairs, environmental incidents or gas pipeline system constraints; the possibility of war or terrorist attacks; and other risks and unforeseen events.

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

Panhandle does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on Panhandle’s behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Form 10-Q.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

There are no material changes in market risks faced by Panhandle from those reported in Panhandle’s Annual Report on Form 10-K for the year ended December 31, 2004.

The information in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7 and Item 7A in Panhandle’s Annual Report on Form 10-K for the year ended December 31, 2004, in addition to the interim consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Items 1 and 2 of Part I of this Quarterly Report on Form 10-Q.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Panhandle performed an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), and with the participation of personnel from its Legal, Internal Audit and Financial Reporting Departments, of the effectiveness of the design and operation of Panhandle’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, Panhandle’s CEO and CFO concluded that its disclosure controls and procedures were effective as of March 31, 2005 and have communicated that determination to the Board of Managers and Southern Union’s Audit Committee, which also serves as our Audit Committee.

Changes in Internal Controls

Management is not aware of any change in Panhandle’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect Panhandle’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Panhandle and certain of its affiliates are occasionally parties to lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing. Reference is made to ITEM 1. Financial Statements, Note IX -- Commitments and Contingencies - Litigation, Environmental Matters, and Air Quality Control, as well as to ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I. Financial Information for additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other legal matters.

Environmental Matters - Panhandle and its affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on our present knowledge and subject to future legal and factual developments, Panhandle’s management believes that it is unlikely that these actions, individually or in the aggregate, will have a material adverse effect on its financial condition. See ITEM 1. Financial Statements, Note IX - Commitments and Contingencies - Environmental Matters and Air Quality Control and ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I. Financial Information.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

ITEM 3. Defaults Upon Senior Securities

N/A

ITEM 4. Submission of Matters to a Vote of Security Holders

N/A

ITEM 5. Other Information

N/A

ITEM 6. Exhibits

Exhibit No.   Description

31.1
Certificate by Chief Executive Officer pursuant to Rule 13a - 14(a) or 15d - 14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certificate by Chief Financial Officer pursuant to Rule 13a - 14(a) or 15d - 14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certificate by Chief Executive Officer pursuant to Rule 13a - 14(b) or 15d - 14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2
Certificate by Chief Financial Officer pursuant to Rule 13a - 14(b) or 15d - 14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date : May 10, 2005	By: /s/ THOMAS F. KARAM
Thomas F. Karam
Chief Executive Officer