Form 10-Q
period 2005-06-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2005-08-09
CIK 76063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________

FORM 10-Q

For the quarterly period ended

June 30, 2005

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
Yes        No   ✓

Panhandle Eastern Pipe Line, LP meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Item 2 of Part I has been reduced and Items 2, 3 and 4 of Part II have been omitted in accordance with Instruction H.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
FORM 10-Q
June 30, 2005

PANHANDLE EASTERN PIPE LINE COMPANY, LP

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In Thousands)

	Three Months	Three Months
	Ended June 30,	Ended June 30,
	2005	2004

Operating revenue
Transportation and storage of natural gas	$94,742	$91,904
LNG terminalling revenue	13,561	14,081
Other revenue	2,118	2,266
Total operating revenue	110,421	108,251

Operating expenses
Operation, maintenance and general	48,132	52,584
Depreciation and amortization	15,025	14,876
Taxes, other than on income	6,869	6,674
Total operating expenses	70,026	74,134

Operating income	40,395	34,117

Other income (expense)
Interest expense, net	(11,499)	(12,024)
Other, net	1,849	626
Total other income (expense)	(9,650)	(11,398)

Earnings before income taxes	30,745	22,719

Income taxes	12,075	8,575

Net earnings	$18,670	$14,144

See accompanying notes.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In Thousands)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2004

Operating revenue
Transportation and storage of natural gas	$214,762	$213,764
LNG terminalling revenue	26,769	27,843
Other revenue	4,290	4,813
Total operating revenue	245,821	246,420

Operating expenses
Operation, maintenance and general	98,315	102,309
Depreciation and amortization	30,392	30,023
Taxes, other than on income	14,205	14,200
Total operating expenses	142,912	146,532

Operating income	102,909	99,888

Other income (expense)
Interest expense, net	(23,347)	(24,179)
Other, net	2,746	1,340
Total other income (expense)	(20,601)	(22,839)

Earnings before income taxes	82,308	77,049

Income taxes	32,168	29,848

Net earnings	$50,140	$47,201

See accompanying notes.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

CONSOLIDATED BALANCE SHEET
(Unaudited)
(In Thousands)

	June 30, 2005	December 31, 2004
Assets

Property, plant and equipment
Plant in service	$1,974,845	$1,947,524
Construction work-in-progress	263,430	203,094
	2,238,275	2,150,618
Less accumulated depreciation and amortization	114,934	87,683
Net property, plant and equipment	2,123,341	2,062,935

Investment in affiliate	1,351	1,436

Current assets
Cash and cash equivalents	611	26,054
Accounts receivable, less allowances of $1,219 and $1,289, respectively	39,622	48,085
Accounts receivable - related parties	6,873	7,287
Gas imbalances - receivable	31,914	36,122
System gas and operating supplies	113,581	98,250
Deferred income taxes, net	4,147	10,698
Note receivable - Southern Union	65,761	90,745
Other	7,178	11,646
Total current assets	269,687	328,887

Intangibles, net	8,262	8,496
Restricted cash	-	1,500
Debt issuance cost	4,263	4,471
Non-current note receivable - Southern Union	69,294	-
Non-current system gas	26,875	30,471
Other	4,300	1,964

Total assets	$2,507,373	$2,440,160

See accompanying notes.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

CONSOLIDATED BALANCE SHEET
(Unaudited)
(In Thousands)

	June 30, 2005	December 31, 2004
Owners' equity
Partners' capital	$852,546	$802,406
Accumulated other comprehensive income	1,892	1,231
Tax sharing note receivable - Southern Union	(57,051)	(70,971)
Total owners' equity	797,387	732,666

Long-term debt	1,181,045	1,174,065
Total capitalization	1,978,432	1,906,731

Current liabilities
Current portion of long-term debt	-	12,548
Accounts payable	7,352	3,449
Accounts payable - overdrafts	7,538	20,103
Accounts payable - related parties	12,290	3,478
Gas imbalances - payable	101,840	102,567
Accrued taxes	13,362	10,750
Accrued interest	18,847	19,119
Other	86,137	85,239
Total current liabilities	247,366	257,253

Deferred income taxes, net	184,333	172,193
Post-retirement benefits	29,274	30,449
Other	67,968	73,534
Commitments and contingencies

Total owners' equity and liabilities	$2,507,373	$2,440,160

See accompanying notes.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2004

Cash Flows From (Used In) Operating Activities
Net earnings	$50,140	$47,201
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	30,392	30,023
Deferred income taxes	18,247	23,695
Debt premium and discount amortization, net	(667)	(3,522)
Changes in operating assets and liabilities:
Accounts receivable	8,877	13,368
Inventory	5,570	2,526
Gas imbalances - receivable	563	(29)
Other assets	3,107	847
Payables	12,715	2,004
Accrued taxes	16,533	2,830
Interest accrued	(272)	(1,343)
Gas imbalances - payable	(533)	396
Other liabilities	(13,564)	(5,489)
Net cash flows from operating activities	131,108	112,507

Cash Flows Used In Investing Activities
Net increase in Note receivable - Southern Union	(44,310)	(98,535)
Capital and investment expenditures	(96,139)	(62,735)
Purchase of system gas, net	(29)	(14)
Retirements and other	(383)	(441)
Net cash flows used in investing activities	(140,861)	(161,725)

Cash Flows From (Used In) Financing Activities
Increase (decrease) in bank overdrafts	(12,565)	1,152
Debt issuance	255,626	200,000
Debt retirements	(258,433)	(151,723)
Debt issuance costs	(318)	(1,050)
Net cash flows from (used in) financing activities	(15,690)	48,379

Net decrease in cash and cash equivalents	(25,443)	(839)

Cash and cash equivalents at beginning of period	26,054	16,810
Cash and cash equivalents at end of period	$611	$15,971

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of interest rate swap and amounts capitalized)	$33,174	$35,214
Income taxes (net of refunds)	-	1

See accompanying notes.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Partners' Capital	Accumulated Other Comprehensive Income	Tax Sharing Note Receivable-Southern Union	Total

Balance January 1, 2005	$802,406	$1,231	$(70,971)	$732,666

Comprehensive income:
Net earnings	50,140	-	-	50,140
Unrealized gain related to interest rate swaps, net of tax	-	661	-	661
Comprehensive income	50,140	661	-	50,801

Settlement against Tax sharing receivable - Southern Union	-	-	13,920	13,920

Balance June 30, 2005	$852,546	$1,892	$(57,051)	$797,387

See accompanying notes.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1. Financial Statements

The accompanying unaudited interim consolidated financial statements of Panhandle Eastern Pipe Line Company, LP, a Delaware limited partnership (Panhandle Eastern Pipe Line), including all of its subsidiaries (collectively, Panhandle) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for quarterly reports on Form 10-Q. These statements do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with Panhandle’s financial statements and notes thereto for the twelve months ended December 31, 2004, included in Panhandle Eastern Pipe Line’s Form 10-K filed with the SEC. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (including both normal recurring as well as any non-recurring) that are, in the opinion of management, necessary for a fair statement of results for the interim period. Because of the seasonal nature of Panhandle’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year. All dollar amounts in the tables herein are stated in thousands unless otherwise indicated. Certain prior period amounts have been reclassified to conform with the current period presentation.

I    Corporate Structure

Panhandle Eastern Pipe Line is an indirect wholly-owned subsidiary of Southern Union Company (Southern Union Company and, together with its subsidiaries, Southern Union). Panhandle is primarily engaged in the interstate transportation and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services. Panhandle is subject to the rules and regulations of the Federal Energy Regulatory Commission (the FERC). The Panhandle entities include the following:

•	Panhandle Eastern Pipe Line

•	Trunkline Gas Company, LLC (Trunkline), a direct wholly-owned subsidiary of Panhandle Eastern Pipe Line

•	Sea Robin Pipeline Company, LLC (Sea Robin), an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line

•
Trunkline LNG Company, LLC (Trunkline LNG), a direct wholly-owned subsidiary of Trunkline LNG Holdings, LLC (LNG Holdings), which is an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line; and

•	Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage), a wholly-owned subsidiary of Panhandle Eastern Pipe Line.

Collectively, Panhandle’s pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet (bcf) per day and 72 bcf of owned underground storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America, based on current send out capacity, and has 6.3 bcf of above ground LNG storage capacity.

Southern Union Panhandle, LLC, a direct wholly-owned subsidiary of Southern Union Company, serves as the general partner of Panhandle Eastern Pipe Line and owns a one percent general partner interest in Panhandle Eastern Pipe Line. Southern Union Company owns a ninety-nine percent limited partner interest in Panhandle Eastern Pipe Line.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

II    Summary of Significant Accounting Policies and Other Matters

Principles of Consolidation. The unaudited interim consolidated financial statements include the accounts of all majority-owned subsidiaries of Panhandle Eastern Pipe Line, after eliminating significant intercompany transactions and balances. Investments in businesses not controlled by Panhandle Eastern Pipe Line, but over which it may have significant influence, are accounted for using the equity method. Investments that are variable interest entities are consolidated if Panhandle Eastern Pipe Line is allocated a majority of the entity’s gains and/or losses, including fees paid by the entity. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Revenues. Panhandle’s revenues from transportation and storage of natural gas and LNG terminalling are based on capacity reservation charges and commodity usage charges. Reservation revenues are based on contracted rates and capacity reserved by the customers and are recognized monthly. Revenues from commodity usage charges are also recognized monthly, based on the volumes received from or delivered to the customer, depending on the tariff of that particular Panhandle entity, with any differences in received and delivered volumes resulting in an imbalance. Volume imbalances are generally settled in-kind with no impact on revenues, with the exception of Trunkline, which settles imbalances via cash pursuant to its tariff, and records gains and losses on such cashout sales as a component of revenue, to the extent not owed back to customers.

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

Significant Customers and Credit Risk. Panhandle manages trade credit risks to minimize exposure to uncollectible trade receivables. Prospective and existing customers are reviewed for creditworthiness based upon pre-established standards. Customers that do not meet minimum standards are required to provide additional credit support. Panhandle utilizes the allowance method for recording its allowance for uncollectible accounts which is primarily based on the application of historical bad debt percentages applied against Panhandle’s aged accounts receivable. Increases in the allowance are recorded as a component of operation expenses. Reductions in the allowance are recorded when receivables are written off. Panhandle had an allowance for doubtful accounts totaling $1,219,000 and $1,289,000 at June 30, 2005 and December 31, 2004, respectively, relating to its trade receivables.

Accounting for Postretirement Benefits. To account for postretirement benefit costs other than pensions, Panhandle follows SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” as amended. For defined benefit plans, under certain circumstances, these statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses requires the expertise of actuaries and is subject to many assumptions, including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year.

Panhandle does not maintain or participate in a defined benefit retirement plan for its employees, but instead provides benefits to substantially all employees under a defined contribution 401(k) plan. Under the 401(k) plan, Panhandle provides a matching contribution of fifty percent of the employee’s contribution to the 401(k) plan that does not exceed four percent of the employee’s eligible pay. Panhandle makes additional contributions to the 401(k) plan with the amount generally varying based on age and years of service under a Retirement Power Account benefit.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Derivatives and Hedging Activities. Panhandle follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, to accrue for derivative and hedging activities. See Note V - Accounting for Derivatives and Hedging Activities.

Accounting for Taxes. For federal and certain state income tax purposes, Panhandle’s subsidiaries are not treated as separate taxpayers. Instead, their income is directly taxable to Southern Union. Since its conversion to a limited partnership, Panhandle has been treated as a disregarded entity for federal income tax purposes. Pursuant to a tax sharing agreement with Southern Union, Panhandle will pay its share of taxes based on its taxable income, which will generally equal the liability that Panhandle would have incurred as a separate taxpayer. Panhandle will receive credit under an intercompany note from Southern Union for differences in tax depreciation resulting from the like-kind exchange over the taxable life of the related assets.

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

New Accounting Standards

FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Medicare Prescription Drug Act): Issued by the Financial Accounting Standards Board (the FASB) in May 2004, FASB Financial Staff Position (FSP) No. FAS 106-2 (FSP FAS 106-2) requires entities to record the impact of the Medicare Drug Prescription Act as an actuarial gain in the postretirement benefit obligation for postretirement benefit plans that provide drug benefits covered by that legislation. Panhandle adopted this FSP as of March 31, 2005, the effect of which was not material to its consolidated financial statements. The effect of this FSP may vary as a result of any future changes to Panhandle’s benefit plans.

FASB Statement No.123R, “Share-Based Payment (revised 2004)”:  Issued by the FASB in December 2004, the statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation,” supersedes the Accounting Principal Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement will be effective for Southern Union, Panhandle’s parent company, beginning January 1, 2006, and will require Southern Union to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. Panhandle will be charged for its proportionate share of the expense recorded by Southern Union. In addition, the adoption of this statement will require additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. Panhandle is currently evaluating the impact of this statement on its consolidated financial position, results of operations and cash flows.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FSP No. 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”: On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed. The Act raises a number of issues with respect to accounting for income taxes. On December 21, 2004, the FASB issued a Staff Position regarding the accounting implications of the Act related to the deduction for qualified domestic production activities (FSP FAS 109-1), which is effective for periods subsequent to December 31, 2004. The guidance in the FSP otherwise applies to financial statements for periods ending after the date the Act was enacted. In FSP FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and rejected an alternative view to treat it as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. In most cases, a company’s existing deferred tax balances will not be impacted at the date of enactment. The deduction could have an impact on the effective tax rate of some companies and, therefore, should be considered when determining the estimated annual rate used for interim financial reporting. Panhandle has evaluated the impact of this FSP and does not believe it will have a material impact on its consolidated financial position, results of operations or cash flows.

FSP No. FIN 46R-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities”: Issued by the FASB in March 2005, this staff position addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. An implicit variable interest is an implied pecuniary interest in an entity that indirectly changes with changes in the fair value of the entity’s net assets exclusive of variable interests. Implicit variable interests may arise from transactions with related parties, as well as from transactions with unrelated parties. This FSP will be effective, for entities to which the interpretations of FIN 46(R) have been applied, beginning December 31, 2005. Panhandle adopted this FSP as of March 31, 2005, the effect of which had no impact on its consolidated financial position, results of operations or cash flows.

FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” Issued by the FASB in March 2005, this interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditioned on a future event that may or may not be within the control of the entity. Accordingly, the entity is required to recognize a liability for the fair value of a conditional asset retirement obligation, when incurred, if the fair value of the liability can be reasonably estimated. This interpretation will be effective beginning on December 31, 2005. Panhandle is currently evaluating the impact of this interpretation on its consolidated financial position, results of operations or cash flows.

FASB Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Issued by the FASB in May 2005, this statement requires retrospective application to prior period financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. This statement further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement will be effective for Panhandle beginning on January 1, 2006.

FERC Accounting Release: On June 30, 2005, the FERC issued an order, subject to rehearing, on accounting for pipeline assessment costs which requires pipeline companies to expense rather than capitalize certain costs related to mandated pipeline integrity programs (under the Pipeline Safety Improvement Act of 2002). The accounting release determined that assessment activities associated with an integrity management program must be accounted for as maintenance and charged to expense in the period incurred. Costs associated with any remediation or rehabilitation can be capitalized. The accounting guidance is now proposed to be effective January 1, 2006. Panhandle is currently reviewing the implications of the FERC accounting order.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

III    Regulatory Matters

In conjunction with a FERC Order issued in September 1997, certain natural gas producers were required to refund to interstate natural gas pipelines, including Panhandle Eastern Pipe Line, monies previously paid to producers as reimbursement of the producers Kansas Ad Valorem tax obligations. The FERC order required the affected pipelines to refund these amounts to their customers. Settlements were reached with all of the non-settling producers in November 2003, except for Pioneer Natural Resources, Inc. (Pioneer) and Burlington Resources Oil & Gas Company, LP (Burlington). On January 29, 2004 and February 13, 2004, the FERC approved settlements with these remaining non-settling producers. A FERC hearing to resolve the outstanding issues with Pioneer was conducted on October 16, 2003. The FERC issued orders that established Pioneer’s refund amount on June 2, 2004 and October 12, 2004. As of December 31, 2004, all tax collections due from producers had been received and distributed to Panhandle’s customers. However, one producer, Burlington, is contesting the applicability of the FERC refund requirement due to a prior gas purchase contract settlement with Panhandle Eastern Pipe Line. On January 21, 2005, the United States Court of Appeals for the District of Columbia Circuit remanded this case back to the FERC for further explanation as to why Burlington should be required to make a refund to Panhandle Eastern Pipe Line. On July 8, 2005, the FERC issued an order on remand reaffirming their prior decision to require Burlington to pay its ad valorem refund obligation. Management believes that this matter will not have a material adverse effect on Panhandle’s consolidated results of operations or financial position. There were no liabilities remaining on Panhandle’s balance sheet related to this matter at June 30, 2005. At December 31, 2004, other current liabilities included $206,000 for tax collections due to customers.

In December 2002, the FERC approved a Trunkline LNG certificate application to expand the Lake Charles facility to approximately 1.2 bcf per day of sustainable send out capacity versus the current sustainable send out capacity of .63 bcf per day, and to increase terminal storage capacity to 9 bcf from the current 6.3 bcf. BG LNG Services has contract rights for the .57 bcf per day of additional capacity. Construction on the Trunkline LNG expansion project (Phase I) commenced in September 2003 and is expected to be completed at an estimated cost of $137 million, plus capitalized interest, by the end of 2005, with a portion of the expansion facilities expected to be in service by the end of the third quarter. On September 17, 2004, as modified on September 23, 2004, the FERC approved Trunkline LNG’s further incremental expansion project (Phase II). Phase II is estimated to cost approximately $77 million, plus capitalized interest, and would increase the LNG terminal sustainable send out capacity to 1.8 bcf per day. Phase II has an expected in-service date of mid-2006. BG LNG Services has contracted for all the proposed additional capacity, subject to Trunkline LNG achieving certain construction milestones at this facility. Approximately $166 million and $127 million of costs are included in the line item Construction work-in-progress for the expansion projects at June 30, 2005 and December 31, 2004, respectively.

In February 2004, Trunkline filed an application with the FERC to request approval of a 30-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal. The FERC approved Trunkline’s filing on September 17, 2004, as modified on September 23, 2004. The new pipeline will create additional transport capacity in association with the Trunkline LNG expansion and also includes new and expanded delivery points with major interstate pipelines. On November 5, 2004, Trunkline filed an amended application with the FERC to change the size of the pipeline from 30-inch diameter to 36-inch diameter to better position Trunkline to provide transportation service for expected future LNG volumes and increase operational flexibility. The amendment was approved by FERC on February 11, 2005. The Trunkline natural gas pipeline loop project associated with the LNG terminal is estimated to cost $50 million, plus capitalized interest. Approximately $34 million and $21 million of costs are included in the line item Construction work-in-progress for this project at June 30, 2005 and December 31, 2004.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IV    Related Party Transactions

Panhandle Eastern Pipe Line receives transportation revenues from Missouri Gas Energy, a Southern Union division, which account for less than one percent of annual consolidated revenues. These deliveries are at contracted rates that pre-date the acquisition of Panhandle by Southern Union in June 2003 (the Panhandle Acquisition).

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
Related Party Transactions	2005	2004	2005	2004

Transportation and storage of natural gas revenue	$960	$956	$1,855	$1,932
Operation and maintenance:
Management & royalty fees	2,759	3,019	6,145	6,241
Other expenses	4,585	4,166	8,289	8,638
Other income, net	870	520	1,433	798

Pursuant to a demand note with Southern Union under a cash management program, Panhandle has loaned excess cash, net of repayments, totaling $135,055,000 to Southern Union since the Panhandle Acquisition. Net loans of $41,310,000 and $44,310,000 were recorded during the three and six month periods ended June 30, 2005, respectively. Panhandle is credited with interest on the note at a one month LIBOR rate. Interest income associated with the Note receivable - Southern Union was $814,000 and $1,324,000 for the three and six month periods ended June 30, 2005, respectively, and $430,000 and $698,000 for the three and six month periods ended June 30, 2004, respectively, and is included in Other, net in the accompanying Consolidated Statement of Operations. Panhandle expects to draw down on a portion of the note receivable over the next twelve months to fund capital expenditures in excess of operating cash flows and has thus reflected that portion of the note receivable from Southern Union as a current asset.

A summary of certain balances due from or (due to) related parties included in the Consolidated Balance Sheets for the periods presented is as follows:

	June 30,	December 31,
Related Party Transactions	2005	2004

Note receivable - Southern Union - current	$65,761	$90,745
Accounts receivable	6,873	7,287
Accounts payable	(12,290)	(3,478)
Note receivable - Southern Union - non-current	69,294	-
Owners' equity - Tax sharing note receivable - Southern Union	57,051	70,971

Southern Union structured the Panhandle Acquisition in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. For tax purposes, the Panhandle assets that were part of the exchange were recorded at the tax basis of the Southern Union assets for which they were exchanged. The resulting transaction generated an estimated deferred tax liability of approximately $91 million at the acquisition date and a corresponding receivable from Southern Union reflected as a reduction to owners’ equity on Panhandle’s Consolidated Balance Sheet. Repayment of the receivable from Southern Union is limited to actual tax liabilities otherwise payable by Panhandle pursuant to the tax sharing agreement with Southern Union. In the first and second quarters of 2005, Panhandle recorded a $13,292,000 and $628,000 income tax liability settlement against the Tax sharing note receivable, respectively. In the fourth quarter of 2004, Panhandle recorded a $12,247,000 reduction in its deferred tax liability and the corresponding Tax sharing note receivable from Southern Union due to revised calculations in the amount of Panhandle’s tax basis utilized by Southern Union in the like-kind exchange associated with the Panhandle Acquisition.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 17, 2004, CCE Holdings, LLC (CCE), a joint venture in which Southern Union owns a 50 percent interest, acquired 100 percent of the equity interests of CrossCountry Energy, LLC (CrossCountry) from Enron Corp. and certain of its subsidiaries for approximately $2,450,000,000 in cash, including the assumption of certain consolidated debt. On November 5, 2004, CCE entered into an Administrative Services Agreement (the Management Agreement) with Panhandle and SU Pipeline Management LP (Manager), a Delaware limited partnership and a wholly-owned subsidiary of Southern Union. Under the terms of the Management Agreement, Panhandle covenants, to the extent permitted by applicable law, to cause Manager to perform the duties and obligations of Manager. Manager has assembled an integrated pipeline management team, which includes employees of Panhandle and CrossCountry. Pursuant to the Management Agreement, Manager is responsible for the operations and administrative functions of the enterprise. CCE and Manager will share certain operations of Manager and its affiliates, and CCE will be obligated to bear its share of costs of the Manager and its affiliates, as well as certain transition costs and, under certain conditions, pay annual management fees to Manager. Transition costs are non-recurring costs of establishing the shared services, including but not limited to severance costs, professional fees, certain transaction costs, and the costs of relocating offices and personnel, pursuant to the Management Agreement. At December 31, 2004, Panhandle recognized a liability of approximately $6 million for severance related costs that are reimbursable from CCE for which an offsetting amount was recorded in Accounts receivable - related parties. At June 30, 2005, Accounts receivable - related parties includes $4,167,000 and Other current liabilities includes $5,389,000 for severance related costs.

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

On April 29, 2005, existing LNG Holdings' bank loans due in January 2007 were repaid in full using the proceeds from a Credit Agreement entered into on April 26, 2005 (the Credit Agreement). Interest rate swaps previously designated as cash flow hedges of the LNG Holdings' bank loans were terminated upon repayment of the loans on April 29, 2005 (see Note VI - Debt). As a result, a gain of $3,465,000 ($2,072,000, net of tax), was recorded in Accumulated other comprehensive income in the Consolidated Balance Sheet and is being amortized to interest expense through the maturity date of the original bank loans in 2007, of which $3,153,000 ($1,885,000, net of tax) remains at June 30, 2005.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the termination of the original loans due January 2007, Panhandle’s subsidiary LNG Holdings was party to interest rate swap agreements that fixed the interest rate applicable to floating rate long-term debt and that qualified for hedge accounting. From January 1, 2005 through the termination date, the amount of swap ineffectiveness was not material. For the six month period ended June 30, 2004, the amount of swap ineffectiveness was not material. For the period January 1, 2005 through the termination date, an unrealized gain of $1,408,000 ($842,000, net of tax) was included in accumulated other comprehensive income related to these swaps. For the period from the termination date through June 30, 2005, a gain of $313,000 ($187,000, net of tax) was amortized to interest expense. For the six month period ended June 30, 2004, an unrealized gain of $679,000 ($405,000, net of tax) was included in accumulated other comprehensive income related to these swaps. Current market pricing models were used to estimate fair values of interest rate swap agreements.

In March 2004, Panhandle entered into interest rate swaps to hedge the risk associated with the fair value of its $200 million 2.75 percent Senior Notes. See Note VI - Debt. These swaps are designated as fair value hedges and qualify for the short cut method under SFAS No. 133. As of June 30, 2005 and December 31, 2004 the fair value position of the swaps was a liability of $5,468,000 and $3,936,000, respectively, recorded as a reduction to long-term debt. Under the swap agreements, Panhandle will receive fixed interest payments at a rate of 2.75 percent per annum and will make floating interest payments based on the six-month LIBOR. No ineffectiveness is assumed in the hedging relationship between the debt instrument and the interest rate swaps. As of June 30, 2005, these swaps have an average interest rate of 3.72 percent.

VI    Debt

Long-term Debt	Year Due	June 30, 2005	December 31, 2004

6.50% Senior Notes	2009	$60,623	$60,623
8.25% Senior Notes	2010	40,500	40,500
7.00% Senior Notes	2029	66,305	66,305
4.80% Senior Notes	2008	300,000	300,000
6.05% Senior Notes	2013	250,000	250,000
2.75% Senior Notes	2007	200,000	200,000
Bank loans (floating rate)	2007	255,626	258,433
Total debt outstanding		1,173,054	1,175,861
Current portion of long-term debt		-	(12,548)
Interest rate swaps (2.75% Senior Notes)		(5,468)	(3,936)
Unamortized debt premium, net		13,459	14,688
Total long-term debt		$1,181,045	$1,174,065

Panhandle has $1,181,045,000 of debt recorded at June 30, 2005. Debt of $925,419,000, including net premiums of $13,459,000 and interest rate swaps of $5,468,000, is at annual fixed rates ranging from 2.75 percent to 8.25 percent, with an average annual interest rate of 5.12 percent excluding debt premium, discount and issuance cost amortization. The $255,626,000 of variable rate bank loans, which were refinanced during the second quarter of 2005, had an average rate of 3.87 percent and 4.01 percent per annum for the three and six month periods ended June 30, 2005, respectively.

Panhandle’s notes are subject to certain requirements such as the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained, and limitations on liens. At June 30, 2005, Panhandle, based on the currently most restrictive debt covenant requirements, was subject to a $384,442,000 limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $224,748,000 of additional secured or subsidiary level indebtedness or other defined liens based on a limitation on liens covenant. Panhandle is also subject to a limitation of $294,349,000 of total additional indebtedness. At June 30, 2005, Panhandle was in compliance with all covenants.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2005, Panhandle had no scheduled debt payments for the remainder of 2005 and 2006 and scheduled payments of $455,626,000, $300,000,000, $60,623,000 and $356,805,000 for the years 2007 through 2009 and in total thereafter, respectively.

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

On March 12, 2004, Panhandle issued $200,000,000 of 2.75 percent Senior Notes due 2007, Series A, in reliance on an exemption from the registration requirements of the Securities Act of 1933 for offers and sales of securities not involving a public offering or sale, in order to refinance Panhandle’s maturing debt. Panhandle used a portion of the net proceeds to retire $146,080,000 of 6.125 percent Senior Notes which matured on March 15, 2004, as well as for other general corporate purposes. A portion of the remaining net proceeds was also used to pay off the $52,455,000 of 7.875 percent Senior Notes which matured on August 15, 2004. Panhandle filed a registration statement on May 12, 2004 to initiate an exchange of the unregistered 2.75 percent Senior Notes due 2007, Series A, for substantially identical securities registered under the Securities Act of 1933. Such exchange was completed on June 25, 2004.

VII Comprehensive Income

The table below provides an overview of comprehensive income for the periods indicated.

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2005	2004	2005	2004

Net earnings	$18,670	$14,144	$50,140	$47,201

Unrealized gain (loss) related to interest rate swaps,
net of taxes of $200, $2,555, $1,612, and $1,962, respectively	311	4,221	2,471	3,399
Realized (gains) losses in net income,
net of taxes of $(384), $(768), $1,170, and $(1,688), respectively	(580)	(1,564)	(1,810)	(2,994)

Total comprehensive income	$18,401	$16,801	$50,801	$47,606

Accumulated other comprehensive income reflected in the Consolidated Balance Sheet at June 30, 2005 and December 31, 2004 includes unrealized gains related to interest rate swaps.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VIII    Benefits

Components of Net Periodic Benefit Cost

Net periodic benefit cost for the three and six months ended June 30, 2005 and 2004 for postretirement benefit plans other than pensions (OPEB) includes the following components:

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
OPEB	2005	2004	2005	2004

Service cost	$619	$509	$1,343	$1,154
Interest cost	823	719	1,751	1,454
Expected return on plan assets	(266)	(104)	(464)	(152)
Amortization of prior service cost	(56)	-	(111)	-
Amortization of transition obligation	-	-	-	-
Recognized actuarial gain	17	-	212	-
Settlement recognition	-	-	-	-

Net periodic benefit cost	$1,137	$1,124	$2,731	$2,456

For the three and six month periods ended June 30, 2005, approximately $3.5 million and $3.9 million in contributions have been made to the OPEB plan, respectively. Panhandle expects to contribute an additional $3.9 million to fund the OPEB plan in 2005 for a total of $7.8 million. The accumulated postretirement benefit obligation with respect to OPEB as of June 30, 2005 and December 31, 2004 was approximately $37,086,000 and $38,260,000, respectively, including current portion.

Panhandle does not have a pension plan but does make employer contributions to a qualified defined contribution plan, with the amount generally varying based on age and years of service. During the three and six month periods ended June 30, 2005, approximately $1 million and $2 million, respectively, was recorded as expense associated with Panhandle contributions to the qualified defined contribution plan. During the three and six month periods ended June 30, 2004, approximately $1 million and $2 million, respectively, was recorded as expense associated with Panhandle contributions to the qualified defined contribution plan.

Stock Based Compensation. Following its acquisition by Southern Union on June 11, 2003 and in accordance with Southern Union’s policy, Panhandle reports stock option grants using the intrinsic-value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related authoritative interpretations. Under the intrinsic-value method, no compensation expense is recognized because the exercise price of the Southern Union employee stock options is greater than or equal to the market price of the underlying stock on the date of grant.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect on net earnings if Panhandle had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” to stock-based employee compensation:

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2005	2004	2005	2004

Net earnings, as reported	$18,670	$14,144	$50,140	$47,201
Deduct total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related taxes	51	60	102	79
Pro forma net earnings	18,619	14,084	50,038	47,122

Recently Enacted Legislation. The Medicare Prescription Drug Act was signed into law December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy, which is not taxable, to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Issued by the FASB in May 2004, FASB Financial Staff Position (FSP) No. FAS 106-2 requires entities to record the impact of the Medicare Prescription Drug Act as an actuarial gain in the postretirement benefit obligation for postretirement benefit plans that provide drug benefits covered by that legislation. Panhandle adopted this FSP as of March 31, 2005, the effect of which was not material to its consolidated financial statements. The effect of this FSP may vary as a result of any future changes to Panhandle's benefit plans.

IX    Commitments and Contingencies

Litigation. Panhandle is involved in legal, tax and regulatory proceedings before various courts, regulatory bodies and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, Panhandle has made accruals in accordance with SFAS No. 5, “Accounting for Contingencies,” in order to provide for such matters. Management believes the final disposition of any such proceedings will not have a material adverse effect on Panhandle’s consolidated results of operations, cash flows or financial position.

Hope Land Mineral Corporation (Hope Land) contends that it owns the storage rights to property that contains a portion of Panhandle’s Howell storage field. During June 2003, the Michigan Court of Appeals reversed the trial court’s previous order, which had granted summary judgment in favor of Panhandle and dismissed the case. Panhandle filed an appeal of the Court of Appeals order with the Michigan Supreme Court which was denied in December of 2003. In April 2005, Hope Land filed trespass and unjust enrichment complaints against Panhandle to prevent running of the statute of limitations. Panhandle filed an action for condemnation to obtain the storage rights from Hope Land. The trial court has not yet issued a scheduling order, but the trial is expected to be scheduled for the second quarter of 2006. Panhandle does not believe the outcome of this case will have a material adverse effect on Panhandle’s consolidated results of operations, cash flows or financial position.

Jack Grynberg, an individual, has filed actions against a number of companies, including Panhandle, now transferred to the U.S. District Court for the District of Wyoming, for damages for mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners. On May 13, 2005, the Special Master in this case issued a recommended decision that would, if adopted by the District Judge, result in dismissal of Panhandle and its affiliates from the case. A similar action, known as the Will Price litigation, has also been filed against a number of companies, including Panhandle, in Kansas District Court. Panhandle is currently awaiting the decision of the trial judge on the defendants’ motion to dismiss the Will Price action. Panhandle believes that its measurement practices conformed to the terms of its FERC Gas Tariff, which was filed with and approved by FERC. As a result, Panhandle believes that it has meritorious defenses to the complaints (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that Panhandle complied with the terms of its tariff) and is defending the suits vigorously.

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

Panhandle expects the cleanup programs for all of the above matters to continue for several years and has estimated its share of remaining cleanup costs to range from approximately $6.4 million to $15 million. At June 30, 2005, Panhandle has related accruals totaling approximately $12,236,000, of which $2,602,000 is included in Other current liabilities for the estimated current amounts and $9,634,000 is included in Other non-current liabilities on the Consolidated Balance Sheet. At December 31, 2004, Panhandle had related accruals totaling approximately $12,912,000, of which $3,046,000 is included in Other current liabilities for the estimated current amounts and $9,866,000 is included in Other non-current liabilities on the Consolidated Balance Sheet. During the six month period ended June 30, 2005, Panhandle spent $675,000 related to these cleanup programs.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 16, 2005, Panhandle Eastern Pipe Line experienced a release of liquid hydrocarbons near Pleasant Hill, Illinois. The release occurred in the form of a mist at a valve that was in use to reduce the pressure in the pipeline as part of maintenance activities. The hydrocarbon mist affected several acres of adjacent agricultural land and a nearby marina. Approximately forty-five gallons of hydrocarbons reached the Mississippi River. Panhandle Eastern Pipe Line contacted appropriate federal and state regulatory agencies and the EPA took the lead role in overseeing the subsequent cleanup activities, which have been completed. Panhandle Eastern Pipe Line is in the process of resolving potential claims of affected boat owners and the marina operator. No notices of violation have been issued by the regulatory agencies with jurisdiction over this matter. Panhandle does not believe the outcome of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

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

On July 26, 2005 the Illinois EPA distributed a draft of a rule to control NOx emissions from reciprocating engines and turbines state-wide by May 1, 2007. The state is requiring the controls to comply with EPA rules regarding the NOx SIP Call, ozone non-attainment and fine particulate standards. The agency is holding a meeting on August 23, 2005 to discuss the draft rule and is expected to propose the rule this fall. The rule is currently being reviewed for potential impact to Panhandle. As drafted, the rule applies to all Panhandle Eastern Pipe Line and Trunkline stations in Illinois and significant expenditures would be required for emission controls.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Commitments and Contingencies. In 1993, the U.S. Department of the Interior announced its intention to seek, through its Mineral Management Service (MMS), additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements and buyouts and buydowns of gas sales contracts with natural gas pipelines. Panhandle Eastern Pipe Line and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact, which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle Eastern Pipe Line and Trunkline may file with the FERC to recover these costs from pipeline customers. Management believes these commitments and contingencies will not have a material adverse effect on Panhandle’s business, financial condition or results of operations.

In conjunction with Southern Union’s investment in CCE and CCE’s acquisition of CrossCountry from Enron Corp. and certain subsidiaries of Enron, Panhandle, in the fourth quarter of 2004, initiated a workforce reduction plan designed to reduce the workforce by approximately six percent. Approximately $6 million of the approximately $7.7 million of the resulting severance and related costs are reimbursable by CCE pursuant to agreements between the parties involved. As of June 30, 2005, approximately $2.3 million of these costs have been incurred and $1.8 million have been reimbursed by CCE.

On September 10, 2003, Panhandle Eastern Pipe Line provided a guarantee to CB&I Constructors, Inc. for the full performance by Trunkline LNG, its subsidiary, of the engineering, procurement and construction contract between Trunkline LNG and CB&I Constructors, Inc. The contract is for the construction of the expansion of the Trunkline LNG Lake Charles facility, and covers approximately $9 million of the remaining cost of the Phase I expansion through December 2005 and approximately $14 million of the remaining cost of the Phase II expansion through June 2006. Under the terms of the guarantee, Panhandle Eastern Pipe Line would be required to perform should Trunkline LNG be in default of its obligation, as it relates to services already rendered. There are no amounts being carried as liabilities for Panhandle’s obligations under these guarantees.

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

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition is provided as a supplement to the accompanying unaudited interim consolidated financial statements and notes to help provide an understanding of Panhandle’s financial condition, results of operations and changes in financial condition. The following section includes an overview of Panhandle’s business as well as recent developments that Panhandle believes are important in understanding its results of operations and in anticipating future trends in those operations. Subsequent sections include an analysis of Panhandle’s results of operations on a consolidated basis and information relating to Panhandle’s liquidity and capital resources, quantitative and qualitative disclosures about market risk, an outlook perspective for Panhandle, and other matters. The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q.

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

A majority of Panhandle’s total operating revenue comes from long-term service agreements with local distribution company customers and their affiliates. Panhandle also provides firm transportation services under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, Panhandle’s pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis. Demand for gas transmission on Panhandle’s pipeline systems is seasonal, with the highest throughput and a higher portion of annual total operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters. For the years 2000 to 2004, Panhandle’s combined throughput was 1,374 trillion British thermal units (TBtu), 1,335 TBtu, 1,259 TBtu, 1,380 TBtu and 1,284 TBtu, respectively. For the six month periods ended June 30, 2005 and June 30, 2004, Panhandle’s combined throughput was 645 TBtu and 655 TBtu, respectively. Beginning in March 2000, the combined throughput includes Sea Robin’s throughput.

Results of Operations

	Three Months	Three Months
	Ended June 30,	Ended June 30,
	2005	2004	Change

Operating revenue:
Reservation revenue - transportation & storage	$81,197	$77,863	$3,334
LNG terminalling revenue	13,561	14,081	(520)
Commodity revenue - transportation & storage	13,545	14,041	(496)
Other revenue	2,118	2,266	(148)
Total operating revenue	110,421	108,251	2,170

Operating expenses:
Operation, maintenance and general	48,132	52,584	(4,452)
Depreciation and amortization	15,025	14,876	149
Taxes, other than on income and revenues	6,869	6,674	195
Total operating expenses	70,026	74,134	(4,108)
Operating income	40,395	34,117	6,278

Other income (expense):
Interest expense, net	(11,499)	(12,024)	525
Other, net	1,849	626	1,223
Total other expense, net	(9,650)	(11,398)	1,748

Earnings before income taxes	30,745	22,719	8,026

Income taxes	12,075	8,575	3,500

Net earnings	$18,670	$14,144	$4,526

Operating Revenue. For the three months ended June 30, 2005, operating revenue increased $2,170,000 versus the same time period during 2004. The increase was a result of higher reservation revenue of $3,334,000 due to higher average rates, partially offset by lower LNG terminalling revenue of $520,000 due to reduced LNG volumes received and lower commodity revenue of $496,000 primarily due to a reduction in commodity volumes of two percent. Reservation average rates are dependent on certain factors including customer demand for reserved capacity, capacity sold levels for a given period, and, in some cases, utilization of capacity. Commodity revenues are dependent upon a number of variable factors, including weather, storage levels, and customer demand for firm, interruptible and parking services.

Operating Expenses. Operating expenses for the three months ended June 30, 2005 decreased $4,108,000 versus 2004, primarily due to a decrease in operation, maintenance and general expenses of $4,452,000. Such decrease was primarily due to lower operational expenses of approximately $5,300,000 primarily due to the timing of maintenance activities performed during off-peak times, more of which was performed earlier in the summer months of 2004, reduced administrative expenses of $1,600,000 primarily associated with the workforce reduction in 2004 and increased synergies due to the integration of CrossCountry Energy (CrossCountry) and reduced power costs of $538,000 due to reduced LNG volumes received, partially offset by an increase in corporate charges of $1,359,000 and the higher net recovery of previously underrecovered fuel volumes of $1,313,000.

Interest Expense, Net. Interest expense, net, for the three months ended June 30, 2005, versus the same time period during 2004, was reduced by $525,000 primarily due to an increase in capitalized interest due to the LNG expansion and the refinancing of the debt that matured in March and August of 2004, partially offset by an increase in the variable interest rate of the LNG Holdings bank loans. For further discussion of Panhandle’s long-term debt, see Note VI - Debt.

Other, Net. Other, net, for the three months ended June 30, 2005 increased $1,223,000 versus the same time period during 2004, primarily due to higher related party interest income caused by increases in the underlying LIBOR-based rates in 2005. For further discussion of Panhandle’s related party interest income, see Note IV - Related Party Transactions.

Income Taxes. Income taxes during the three months ended June 30, 2005, versus the same time period during 2004, increased $3,500,000 due to higher pretax income.

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2004	Change

Operating revenue:
Reservation revenue - transportation & storage	$181,784	$179,075	$2,709
LNG terminalling revenue	26,769	27,843	(1,074)
Commodity revenue - transportation & storage	32,978	34,689	(1,711)
Other revenue	4,290	4,813	(523)
Total operating revenue	245,821	246,420	(599)

Operating expenses:
Operation, maintenance and general	98,315	102,309	(3,994)
Depreciation and amortization	30,392	30,023	369
Taxes, other than on income and revenues	14,205	14,200	5
Total operating expenses	142,912	146,532	(3,620)
Operating income	102,909	99,888	3,021

Other income (expense):
Interest expense, net	(23,347)	(24,179)	832
Other, net	2,746	1,340	1,406
Total other expense, net	(20,601)	(22,839)	2,238

Earnings before income taxes	82,308	77,049	5,259

Income taxes	32,168	29,848	2,320

Net earnings	$50,140	$47,201	$2,939

Operating Revenue. For the six months ended June 30, 2005, operating revenue decreased $599,000 versus the same time period during 2004. The decrease was a result of lower commodity revenue of $1,711,000 primarily due to a reduction in commodity volumes of one percent and lower LNG terminalling revenue of $1,074,000 due to a reduction in LNG volumes received. Commodity revenues are dependent upon a number of variable factors, including weather, storage levels, and customer demand for firm, interruptible and parking services. This decrease was partially offset by an increase in reservation revenue of $2,709,000 due to higher average rates. Reservation average rates are dependent on certain factors including customer demand for reserved capacity, capacity sold levels for a given period, and, in some cases, utilization of capacity.

Operating Expenses. Operating expenses for the six months ended June 30, 2005 decreased $3,620,000 versus 2004, primarily due to a decrease in operation, maintenance and general expenses of $3,994,000. Such decrease was due to a reduction in operational expenses of approximately $5,800,000 primarily due to the timing of maintenance activities performed during off-peak times, more of which was performed earlier in the summer months in 2004, reduced administrative costs of $2,200,000 primarily associated with the workforce reduction which was undertaken in 2004 due to the integration of CrossCountry and lower power costs of $737,000 due to a reduction in LNG volumes received. Such decrease was partially offset by the higher net recovery of previously underrecovered fuel volumes of $2,416,000 and increased corporate charges of $1,155,000.

Interest Expense, Net. Interest expense, net, for the six months ended June 30, 2005, versus the same time period during 2004, was reduced by $832,000 primarily due to an increase in capitalized interest due to the LNG expansion and the refinancing of the debt that matured in March and August of 2004, partially offset by an increase in the interest rates of the variable interest rate debt and swaps. For further discussion of Panhandle’s long-term debt, see Note VI - Debt.

Other, Net. Other, net, for the six months ended June 30, 2005 increased $1,406,000 versus the same time period during 2004, primarily due to higher related party interest income caused by increases in the underlying LIBOR-based rates in 2005. For further discussion of Panhandle’s related party interest income, see Note IV - Related Party Transactions.

Income Taxes. Income taxes during the six months ended June 30, 2005, versus the same time period during 2004, increased $2,320,000 due to higher pretax income.

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

Operating Activities. Cash flows from operating activities for the six months ended June 30, 2005 and June 30, 2004 were $130 million and $113 million, respectively. Changes in operating assets and liabilities provided cash of $32 million for the six months ended June 30, 2005 and $15 million for the same time period during 2004. The increase in cash flows from operating activities for the six months ended June 30, 2005 versus the same time period during 2004 was primarily attributable to the timing of payments and cash receipts related to Panhandle’s working capital accounts.

Investing Activities. Historically, Panhandle’s capital requirements have generally been satisfied through operating cash flow, except that Panhandle may utilize access to capital markets for extraordinary capital expenditures. Panhandle estimates remaining expenditures associated with Phase I and Phase II LNG terminal expansion and the Trunkline 36-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal to be approximately $54 million for the remainder of 2005 and approximately $10 million in 2006. These estimates were developed for budget planning purposes and are subject to revision.

Cash flows used in investing activities for the six months ended June 30, 2005 decreased by approximately $21 million versus the same time period in 2004 primarily due to a decrease in net loans made to Southern Union of approximately $54 million, partially offset by an increase in capital expenditures associated with the LNG expansion projects of $33 million.

Financing Activities. As of June 30, 2005, Panhandle’s debt is rated BBB by Fitch Ratings, Inc. and Standard & Poor’s and Baa3 by Moody’s. Panhandle’s note provisions are subject to the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained, and limitations on liens. At June 30, 2005, Panhandle was subject to a $384,442,000 limitation on additional restricted payments, including dividends and loans to affiliates, based on the current most restrictive covenant, and a limitation of $224,748,000 of additional secured and subsidiary level indebtedness based on a limitation on liens covenant. Panhandle is also subject to a limitation of $294,349,000 of total additional indebtedness. If Panhandle’s debt ratings were to fall below Baa3 by Moody’s and below BBB- by Standard and Poor’s, then the allowable restricted payments would be reduced to $334,368,000. At June 30, 2005, Panhandle was in compliance with all covenants.

At June 30, 2005, Panhandle had no scheduled debt principal payments for the remainder of 2005 and 2006 and scheduled payments of $455,626,000, $300,000,000, $60,623,000 and $356,805,000 for the years 2007 through 2009 and in total thereafter, respectively.

LNG Holdings, as borrower, and Panhandle Eastern Pipe Line and Trunkline LNG, as guarantors, entered into a Credit Agreement dated as of April 26, 2005, with a consortium of banks for a senior term loan financing in the aggregate principal amount of $255,626,000 that matures on March 15, 2007. The senior term loan carries a floating interest rate tied to LIBOR or prime interest rates at Panhandle’s option, in addition to a margin which is tied to the rating of Panhandle’s unsecured senior funded debt. On April 29, 2005, the proceeds from the Credit Agreement were used to repay all outstanding indebtedness under existing LNG Holdings floating rate bank loans that were due in 2007.

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

Cash flows used in financing activities for the six months ended June 30, 2005 increased by approximately $64 million versus the same period in 2004 primarily due to net debt issuances of approximately $48 million in 2004 versus approximately $3 million in net debt retirements in 2005. In addition, bank overdrafts decreased by approximately $14 million.

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

Trunkline LNG entered into a 22-year contract with BG LNG Services beginning January 2002, for all the uncommitted capacity at the Lake Charles, Louisiana facility. Trunkline LNG announced the planned expansion of the Lake Charles facility to approximately 1.2 bcf per day of send out capacity, up from its current send out capacity of .63 bcf per day and in December 2002 the Federal Energy Regulatory Commission (the FERC) approved the expansion of the LNG regasification terminal. The expanded facility is currently expected to be in operation by the end of 2005. In September 2004, the FERC approved Trunkline LNG’s further incremental LNG expansion project. This expansion will increase the LNG terminal’s sustainable send out capacity to 1.8 bcf per day by mid-2006. BG LNG Services has contracted for all the proposed additional capacity subject to Trunkline LNG achieving certain construction milestones in the expansion of this facility.

On February 11, 2005, Trunkline received approval from the FERC to construct, own and operate a 36-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal. The pipeline creates additional transport capacity in association with the Trunkline LNG expansion and also includes new and expanded delivery points with major interstate pipelines.

In August 2005, Trunkline announced preliminary plans to expand its natural gas pipeline in East Texas through construction of an approximately 45 mile, 30-inch pipeline loop into Louisiana. The expansion project, which is subject to regulatory approval, will give customers increased access to additional Texas supply and provide an additional capacity of approximately .4 bcf/day. The expansion is estimated to be in service in 2007 at an estimated cost of $80 million.

Other Matters

Customer Concentration. Panhandle provides LNG terminalling and regasification services and a comprehensive array of transportation and storage services to approximately five hundred customers. Such customers are principally located in the midwest and southwest regions of the United States. The following is a comparison of the percent of operating revenue by customer for the six month periods ended June 30, 2005 and 2004.

	Percent of Operating Revenue for
	Six Months Ended
	June 30,
Customer	2005	2004

ProLiance	17	17
BG LNG Services	15	15
Ameren	11	9
CMS Energy subsidiaries (1)	9	10
Other Top 10 customers	15	19
Remaining customers	33	30
Total percentage	100%	100%

(1) Primarily Consumers Energy

Regulation. Panhandle is subject to regulation by various federal, state and local governmental agencies, including those specifically described below.

The FERC has comprehensive jurisdiction over Panhandle Eastern Pipe Line, Trunkline, Sea Robin, Trunkline LNG, and Southwest Gas Storage as natural gas companies within the meaning of the Natural Gas Act of 1938. The FERC jurisdiction relates, among other things, to the acquisition, operation and disposal of assets and facilities and to the service provided and rates charged.

The FERC has authority to regulate rates and charges for both transportation and storage of natural gas in interstate commerce. The FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of service of such facilities. Panhandle, Trunkline, Sea Robin, Trunkline LNG, and Southwest Gas Storage hold certificates of public convenience and necessity issued by the FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

The U.S. Secretary of Energy regulates the importation and exportation of natural gas and has delegated various aspects of this jurisdiction to the FERC and the U.S. Department of Energy's Office of Fossil Fuels.

Panhandle is subject to the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Improvement Act of 2002, which regulate the safety of gas pipelines. Panhandle is also subject to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.

In 1993, the U.S. Department of the Interior announced its intention to seek, through its Mineral Management Service (MMS), additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements and buyouts and buydowns of gas sales contracts with natural gas pipelines. Panhandle Eastern Pipe Line and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact, which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle Eastern Pipe Line and Trunkline may file with the FERC to recover these costs from pipeline customers. Management believes these commitments and contingencies will not have a material adverse effect on Panhandle’s business, financial condition or results of operations.

On November 22, 2004, the FERC issued a Notice of Inquiry (NOI) in “Policy for Selective Discounting By Natural Gas Pipelines,” Docket No. RM05-2, et al. In the NOI, the FERC requested comments from the industry on whether the selective discounting policy should continue (including its policy in rate cases to allow pipelines to downward adjust volumes flowing at a discounted rate, for the purpose of determining rates), be modified, or eliminated entirely. On May 31, 2005, the FERC upheld its current policy on selective discounting.

On June 30, 2005, the FERC issued an order, subject to rehearing, on accounting for pipeline assessment costs which requires pipeline companies to expense rather than capitalize certain costs related to mandated pipeline integrity programs (under the Pipeline Safety Improvement Act of 2002). The accounting release determined that assessment activities associated with an integrity management program must be accounted for as maintenance and charged to expense in the period incurred. Costs associated with any remediation or rehabilitation can be capitalized. The accounting guidance is now proposed to be effective January 1, 2006. Panhandle is currently reviewing the implications of the FERC accounting order.

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

On July 26, 2005, the Illinois EPA distributed a draft of a rule to control NOx emissions from reciprocating engines and turbines state-wide by May 1, 2007. The state is requiring the controls to comply with the EPA rules regarding the NOx SIP Call, ozone non-attainment and fine particulate standards. The agency is holding a meeting on August 23, 2005 to discuss the draft rule. The agency is expected to propose the rule this fall. The rule is currently being reviewed for potential impact to Panhandle. In the event the rule is adopted as drafted, it would apply to all Panhandle Eastern Pipe Line and Trunkline stations in Illinois and significant expenditures would be required for emission controls.

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

Contractual Commitments. Panhandle has contractual obligations with regard to future payments of operating leases, debt and natural gas storage service. The following table summarizes Panhandle’s expected contractual obligations and commitments at June 30, 2005.

	Remainder					In Total
	2005	2006	2007	2008	2009	Thereafter

Operating Leases (1)	$6,769	$13,320	$11,366	$7,491	$6,245	$22,559

Total long term debt (2)	-	-	455,626	300,000	60,623	356,805

Interest payments on debt (3)	28,630	57,301	44,751	36,048	25,242	146,363

Firm capacity payments (4)	5,718	10,633	8,841	7,396	7,127	31,084

OPEB funding (5)	3,906	7,812	7,812	7,812	7,812	-

Total	$45,023	$89,066	$528,396	$358,747	$107,049	$556,811

(1) Lease of various assets utilized for operations
(2) Debt principal obligations (includes April 2005 LNG Holdings bank loan refinancing impact)
(3) Interest payments at stated rate for Senior Notes and assumed variable rate of approximately 4.0 percent for LNG Holdings bank loans
(includes April 2005 LNG Holdings bank loan refinancing impact)
(4) Lease of third party storage capacity
(5) Panhandle is committed to the funding levels of $7.8 million per year until modified by future rate proceedings, the timing of which is uncertain

Capital Expenditures. Panhandle estimates expenditures associated with Phase I and Phase II LNG terminal expansion and the Trunkline 36-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal to be approximately $54 million for the remainder of 2005 and approximately $10 million in 2006, plus capitalized interest. These estimates were developed for budget planning purposes and are subject to revision.

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

CCE Holdings Acquisition of CrossCountry Energy. On November 17, 2004, CCE Holdings, LLC (CCE), a joint venture in which Southern Union owns a 50 percent interest, acquired 100 percent of the equity interests of CrossCountry Energy, LLC (CrossCountry) from Enron Corp. and certain of its subsidiaries for approximately $2,450,000,000 in cash, including certain consolidated debt. On November 5, 2004, CCE entered into an Administrative Services Agreement (the Management Agreement) with Panhandle and SU Pipeline Management LP (Manager), a Delaware limited partnership and wholly-owned subsidiary of Southern Union. Under the terms of the Management Agreement, Panhandle covenants, to the extent permitted by applicable law, to cause Manager to perform the duties and obligations of Manager. Manager has assembled an integrated pipeline management team, which includes employees of Panhandle and CrossCountry. Pursuant to the Management Agreement, Manager is responsible for the operations and administrative functions of CCE and its subsidiaries. CCE and Manager will share certain operations of Manager and its affiliates, and CCE will be obligated to bear its share of costs of Manager and its affiliates, as well as certain transition costs and, under certain conditions, pay annual management fees to Manager. Transition costs are non-recurring costs of establishing the shared services, including but not limited to severance costs, professional fees, certain transaction costs, and the costs of relocating offices and personnel, pursuant to the Management Agreement.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Panhandle performed an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), and with the participation of personnel from its Legal, Internal Audit and Financial Reporting Departments, of the effectiveness of the design and operation of Panhandle’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, Panhandle’s CEO and CFO concluded that its disclosure controls and procedures were effective as of June 30, 2005 and have communicated that determination to the Board of Managers and Southern Union’s Audit Committee, which also serves as our Audit Committee.

Changes in Internal Controls

Management is not aware of any change in Panhandle’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected or is reasonably likely to materially affect Panhandle’s internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Panhandle and certain of its affiliates are occasionally parties to lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing. Reference is made to ITEM 1. Financial Statements, Note IX -- Commitments and Contingencies - Litigation, Environmental Matters, Air Quality Control, Other Contingencies and Controlled Group Pension Liabilities, as well as to ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I. Financial Information for additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other legal matters.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 3. Defaults Upon Senior Securities

Item 3, Defaults Upon Senior Securities, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 4. Submission of Matters to a Vote of Security Holders

Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 5. Other Information

N/A

ITEM 6. Exhibits

  Exhibit No.           Description

10.1	Credit Agreement dated as of April 26, 2005 by and among Trunkline LNG Holdings LLC as the Borrower, Panhandle Eastern Pipe Line Company, LP as a Guarantor, Trunkline LNG Company, LLC as a Guarantor, and the Banks named therein and Bayerische Hypo- Und Vereinsbank AG, New York Branch as the Agent, the Sole Book Runner and the Sole Lead Arranger (Filed as Exhibit 10.1 to Panhandle's Current Report on Form 8-K filed on May 2, 2005, and incorporated herein by reference).

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: August 9, 2005	By: /s/ THOMAS F. KARAM
Thomas F. Karam
Chief Executive Officer