Form 10-Q
period 2005-09-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2005-11-09
CIK 76063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________

FORM 10-Q

For the quarterly period ended

September 30, 2005

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
Yes     No   ✓

Indicate by check mark whether the registrant is shell company (as defined in Exchange Act Rule 12b-2).
Yes     No   ✓

Panhandle Eastern Pipe Line, LP meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Item 2 of Part I has been reduced and Items 2, 3 and 4 of Part II have been omitted in accordance with Instruction H.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
FORM 10-Q
September 30, 2005

PANHANDLE EASTERN PIPE LINE COMPANY, LP

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In Thousands)

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2005	2004

Operating revenue
Transportation and storage of natural gas	$98,799	$91,800
LNG terminalling revenue	15,046	15,004
Other revenue	2,100	2,460
Total operating revenue	115,945	109,264

Operating expenses
Operation, maintenance and general	47,378	49,125
Depreciation and amortization	15,145	15,178
Taxes, other than on income	7,313	7,044
Total operating expenses	69,836	71,347

Operating income	46,109	37,917

Other income (expense)
Interest expense, net	(11,950)	(12,030)
Other, net	1,142	500
Total other income (expense)	(10,808)	(11,530)

Earnings before income taxes	35,301	26,387

Income taxes	13,831	10,331

Net earnings	$21,470	$16,056

See accompanying notes.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In Thousands)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2004

Operating revenue
Transportation and storage of natural gas	$313,561	$305,564
LNG terminalling revenue	41,815	42,847
Other revenue	6,390	7,273
Total operating revenue	361,766	355,684

Operating expenses
Operation, maintenance and general	145,693	151,434
Depreciation and amortization	45,537	45,201
Taxes, other than on income	21,518	21,244
Total operating expenses	212,748	217,879

Operating income	149,018	137,805

Other income (expense)
Interest expense, net	(35,297)	(36,209)
Other, net	3,888	1,840
Total other income (expense)	(31,409)	(34,369)

Earnings before income taxes	117,609	103,436

Income taxes	45,999	40,179

Net earnings	$71,610	$63,257

See accompanying notes.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

CONSOLIDATED BALANCE SHEET
(Unaudited)
(In Thousands)

	September 30, 2005	December 31, 2004
Assets

Property, plant and equipment
Plant in service	$2,094,079	$1,947,524
Construction work-in-progress	197,148	203,094
	2,291,227	2,150,618
Less accumulated depreciation and amortization	129,491	87,683
Net property, plant and equipment	2,161,736	2,062,935

Investment in affiliate	1,411	1,436

Current assets
Cash and cash equivalents	636	26,054
Accounts receivable, less allowances of $1,172 and $1,289, respectively	44,352	48,085
Accounts receivable - related parties	8,669	7,287
Gas imbalances - receivable	75,732	36,122
System gas and operating supplies	66,829	98,250
Deferred income taxes, net	3,874	10,698
Note receivable - Southern Union	115,380	90,745
Other	10,107	11,646
Total current assets	325,579	328,887

Intangibles, net	8,147	8,496
Restricted cash	-	1,500
Debt issuance cost	3,949	4,471
Non-current system gas	26,110	30,471
Other	4,326	1,964

Total assets	$2,531,258	$2,440,160

See accompanying notes.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

CONSOLIDATED BALANCE SHEET
(Unaudited)
(In Thousands)

	September 30, 2005	December 31, 2004
Owners' equity
Partners' capital	$874,016	$802,406
Accumulated other comprehensive income	1,614	1,231
Tax sharing note receivable - Southern Union	(50,862)	(70,971)
Total owners' equity	824,768	732,666

Long-term debt	1,179,686	1,174,065
Total capitalization	2,004,454	1,906,731

Current liabilities
Current portion of long-term debt	-	12,548
Accounts payable	4,557	3,449
Accounts payable - overdrafts	10,610	20,103
Accounts payable - related parties	10,166	3,478
Gas imbalances - payable	77,508	102,567
Accrued taxes	19,964	10,750
Accrued interest	5,883	19,119
Other	111,739	85,239
Total current liabilities	240,427	257,253

Deferred income taxes, net	189,411	172,193
Post-retirement benefits	28,458	30,449
Other	68,508	73,534
Commitments and contingencies

Total owners' equity and liabilities	$2,531,258	$2,440,160

See accompanying notes.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2004

Cash Flows From (Used In) Operating Activities
Net earnings	$71,610	$63,257
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	45,537	45,201
Gain on extinguishment of debt	-	(231)
Deferred income taxes	23,784	29,159
Debt premium and discount amortization, net	(977)	(4,429)
Changes in operating assets and liabilities:
Accounts receivable	2,352	16,485
Inventory	2,529	7,374
Gas imbalances - receivable	736	(332)
Other assets	46	(9,564)
Payables	7,796	7,922
Accrued taxes	29,323	9,271
Interest accrued	(13,236)	(12,094)
Gas imbalances - payable	(207)	-
Other liabilities	(6,814)	(20,333)
Net cash flows from operating activities	162,479	131,686

Cash Flows Used In Investing Activities
Net increase in note receivable - Southern Union	(24,635)	(11,520)
Capital and investment expenditures	(150,161)	(109,509)
Retirements and other	(447)	(264)
Net cash flows used in investing activities	(175,243)	(121,293)

Cash Flows From (Used In) Financing Activities
Increase (decrease) in bank overdrafts	(9,493)	4,123
Debt issuance	255,626	200,000
Debt retirements	(258,433)	(206,904)
Debt issuance costs	(354)	(1,050)
Net cash flows from (used in) financing activities	(12,654)	(3,831)

Net decrease in cash and cash equivalents	(25,418)	6,562

Cash and cash equivalents at beginning of period	26,054	16,810
Cash and cash equivalents at end of period	$636	$23,372

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of interest rate swap and amounts capitalized)	$61,163	$63,405
Income taxes (net of refunds)	-	76

See accompanying notes.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Partners' Capital	Accumulated Other Comprehensive Income	Tax Sharing Note Receivable-Southern Union	Total

Balance January 1, 2005	$802,406	$1,231	$(70,971)	$732,666

Comprehensive income:
Net earnings	71,610	-	-	71,610
Net unrealized gain related to interest rate swaps, net of tax	-	383	-	383
Comprehensive income	71,610	383	-	71,993

Settlement against tax sharing receivable - Southern Union	-	-	20,109	20,109

Balance September 30, 2005	$874,016	$1,614	$(50,862)	$824,768

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

I Corporate Structure

Panhandle Eastern Pipe Line is an indirect wholly-owned subsidiary of Southern Union Company (Southern Union Company and, together with its subsidiaries, Southern Union). Panhandle is primarily engaged in the interstate transportation and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services. Panhandle is subject to the rules and regulations of the Federal Energy Regulatory Commission (the FERC). The Panhandle entities include the following:

•	Panhandle Eastern Pipe Line;

•	Trunkline Gas Company, LLC (Trunkline), a direct wholly-owned subsidiary of Panhandle Eastern Pipe Line;

•	Sea Robin Pipeline Company, LLC (Sea Robin), an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line;

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

Asset Impairment. Panhandle applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to account for impairments on long-lived assets. Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount. Certain Panhandle assets were evaluated at the end of the third quarter due to indicators of potential impairment being evident, however the analysis indicated, based on probability weighted estimated cash flows, that an impairment did not exist.

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

Fuel Tracker. Liability accounts are maintained for net volumes of fuel gas owed to customers collectively. Whenever fuel is due from customers from prior underrecovery based on contractual and specific tariff provisions, Trunkline and Trunkline LNG record an asset. Panhandle’s other companies that are subject to fuel tracker provisions record an expense when fuel is underrecovered. The pipelines’ fuel reimbursement is in-kind and non-discountable. Other current liabilities included $40,607,000 and $5,296,000 at September 30, 2005 and December 31, 2004, respectively, related to overrecoveries of fuel.

Significant Customers and Credit Risk. Panhandle manages trade credit risks to minimize exposure to uncollectible trade receivables. Prospective and existing customers are reviewed for creditworthiness based upon pre-established standards. Customers that do not meet minimum standards are required to provide additional credit support. Panhandle utilizes the allowance method for recording its allowance for uncollectible accounts, which is primarily based on the application of historical bad debt percentages applied against Panhandle’s aged accounts receivable. Increases in the allowance are recorded as a component of operation expenses. Reductions in the allowance are recorded when receivables are written off. Panhandle had allowances for doubtful accounts totaling $1,172,000 and $1,289,000 at September 30, 2005 and December 31, 2004, respectively, relating to its trade receivables.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Postretirement Benefits. To account for postretirement benefit costs other than pensions, Panhandle follows SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, as amended. For defined benefit plans, under certain circumstances, these statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses requires the expertise of actuaries and is subject to many assumptions, including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increases and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year.

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

Accounting for Derivatives and Hedging Activities. Panhandle follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, to accrue for derivative and hedging activities. See Note V - Accounting for Derivatives and Hedging Activities.

Accounting for Taxes. Since its conversion to a limited partnership, Panhandle Eastern Pipe Line has been treated as a disregarded entity for federal income tax purposes. Accordingly, for federal and certain state income tax purposes, Panhandle Eastern Pipe Line’s subsidiaries are not treated as separate taxpayers; instead, their income is directly taxable to Southern Union Company. Pursuant to a tax sharing agreement with Southern Union Company, Panhandle will pay its share of taxes based on its taxable income, which will generally equal the liability that Panhandle would have incurred as a separate taxpayer. Panhandle will receive credit under an intercompany note from Southern Union Company for differences in tax depreciation resulting from the like-kind exchange over the taxable life of the related assets.

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

New Accounting Standards

FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”(the Medicare Prescription Drug Act): Issued by the Financial Accounting Standards Board (the FASB) in May 2004, FASB Financial Staff Position (FSP) No. FAS 106-2 (FSP FAS 106-2) requires entities to record the impact of the Medicare Drug Prescription Act as an actuarial gain in the postretirement benefit obligation for postretirement benefit plans that provide drug benefits covered by that legislation. Panhandle adopted this FSP as of March 31, 2005, the effect of which was not material to its consolidated financial statements. The effect of this FSP may vary as a result of any future changes to Panhandle’s benefit plans.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB Statement No.123R, “Share-Based Payment (revised 2004)”: Issued by the FASB in December 2004, the statement revises FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes the Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. This statement will be effective for Southern Union, Panhandle’s parent company, beginning January 1, 2006, and will require Southern Union to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. Panhandle will be charged for its proportionate share of the expense recorded by Southern Union. In addition, the adoption of this statement will require additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. Panhandle is currently evaluating the impact of this statement on its consolidated financial position, results of operations and cash flows.

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

FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”: Issued by the FASB in March 2005, this interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditioned on a future event that may or may not be within the control of the entity. Accordingly, the entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. FIN No. 47 provides guidance for assessing whether sufficient information is available to record an estimate. This interpretation will be effective beginning on December 31, 2005. Panhandle believes it does not generally have asset retirement obligations with respect to mainline transmission pipe, but is evaluating other assets. Panhandle is currently evaluating the impact of this interpretation on its consolidated financial position, results of operations and cash flows.

FERC Accounting Release: On June 30, 2005, the FERC issued a final order on accounting for pipeline assessment costs which requires pipeline companies to expense rather than capitalize certain costs related to mandated pipeline integrity programs (under the Pipeline Safety Improvement Act of 2002). The accounting release determined that assessment activities associated with an integrity management program must be accounted for as maintenance and charged to expense in the period incurred. Costs associated with any remediation or rehabilitation can be capitalized. The FERC accounting guidance is to be effective January 1, 2006, for regulatory accounting purposes. Panhandle is currently reviewing the implications of the FERC accounting order, which impacts an estimated $4 million of costs Panhandle expects to incur in 2006 and similar annual amounts thereafter.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

III Regulatory Matters

In conjunction with a FERC Order issued in September 1997, certain natural gas producers were required to refund to interstate natural gas pipelines, including Panhandle Eastern Pipe Line, monies previously paid to producers as reimbursement of the producers’ Kansas ad valorem tax obligations. The FERC order required the affected pipelines to refund these amounts to their customers. Settlements were reached with all of the non-settling producers in November 2003, except for Pioneer Natural Resources, Inc. (Pioneer) and Burlington Resources Oil & Gas Company, LP (Burlington). A FERC hearing to resolve the outstanding issues with Pioneer was conducted on October 16, 2003. The FERC issued orders that established Pioneer’s refund amount on June 2, 2004 and October 12, 2004. On January 29, 2004 and February 13, 2004, the FERC approved settlements with these remaining non-settling producers. As of December 31, 2004, all tax collections due from producers had been received and distributed to Panhandle’s customers. However, one producer, Burlington, is contesting the applicability of the FERC refund requirement due to a prior gas purchase contract settlement with Panhandle Eastern Pipe Line. On January 21, 2005, the United States Court of Appeals for the District of Columbia Circuit remanded this case back to the FERC for further explanation as to why Burlington should be required to make a refund to Panhandle Eastern Pipe Line. On July 8, 2005, the FERC issued an order on remand reaffirming its prior decision to require Burlington to pay its ad valorem tax refund obligation. Burlington’s request for rehearing of the FERC’s order is pending. Management believes that this matter will not have a material adverse effect on Panhandle’s consolidated results of operations or financial position.

In December 2002, the FERC approved a Trunkline LNG certificate application to expand the Lake Charles, Louisiana LNG terminal to approximately 1.2 bcf per day of sustainable send out capacity versus the current sustainable send out capacity of .63 bcf per day, and to increase terminal storage capacity to 9 bcf from the current 6.3 bcf. BG LNG Services has contract rights for the .57 bcf per day of additional capacity. Construction on the Trunkline LNG expansion project (Phase I) commenced in September 2003 and is expected to be completed at an estimated cost of $137 million, plus capitalized interest, in early 2006. (See Note IX - Commitments and Contingencies). The expanded vaporization capacity portion of the expansion was placed into service on September 18, 2005. On September 17, 2004, as modified on September 23, 2004, the FERC approved Trunkline LNG’s further incremental expansion project (Phase II). Phase II is estimated to cost approximately $82 million, plus capitalized interest, and would increase the LNG terminal sustainable send out capacity to 1.8 bcf per day. Phase II has an expected in-service date of mid-2006. BG LNG Services has contracted for all the proposed additional capacity, subject to Trunkline LNG achieving certain construction milestones at this facility. Approximately $131 million and $127 million of costs are included in the line item Construction work-in-progress for the expansion projects at September 30, 2005 and December 31, 2004, respectively.

On February 11, 2005, Trunkline received approval from the FERC to construct, own and operate a 36-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal. The pipeline creates additional transport capacity in association with the Trunkline LNG expansion and also includes new and expanded delivery points with major interstate pipelines. The new 36-inch pipeline was placed into service on July 22, 2005.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IV Related Party Transactions

Panhandle Eastern Pipe Line receives transportation revenues from Missouri Gas Energy, a Southern Union division, which account for less than one percent of annual consolidated revenues. For the period ended September 30, 2005, these deliveries were at contracted rates that pre-date the acquisition of Panhandle by Southern Union in June 2003 (the Panhandle Acquisition) and are now subject to newly negotiated rates under agreements that became effective October 1, 2005.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
Related Party Transactions	2005	2004	2005	2004

Transportation and storage of natural gas revenue	$954	$974	$2,809	$2,906
Operation and maintenance:
Management & royalty fees	2,898	2,732	9,044	8,973
Other expenses	2,789	4,948	11,077	13,586
Other income, net	1,069	522	2,503	1,320

Pursuant to a demand note with Southern Union Company under a cash management program, Panhandle has loaned excess cash, net of repayments, totaling $115,380,000 to Southern Union since the Panhandle Acquisition. Net repayments of $19,675,000 were recorded during the three month period ended September 30, 2005. For the nine month period, net loans of $24,635,000 were recorded. Panhandle is credited with interest on the note at a one month LIBOR rate. Interest income associated with the Note receivable - Southern Union was $1,010,000 and $2,333,000 for the three and nine month periods ended September 30, 2005, respectively, and $468,000 and $1,166,000 for the three and nine month periods ended September 30, 2004, respectively, and is included in Other, net in the accompanying Consolidated Statement of Operations. Panhandle expects to draw down on the entire note receivable over the next twelve months to fund capital expenditures in excess of operating cash flows and has thus reflected the note receivable from Southern Union as a current asset.

A summary of certain balances due from or (due to) related parties included in the Consolidated Balance Sheets for the periods presented is as follows:

	September 30,	December 31,
Related Party Transactions	2005	2004

Note receivable - Southern Union - current	$115,380	$90,745
Accounts receivable	8,669	7,287
Accounts payable	(10,166)	(3,478)
Owners' equity - tax sharing note receivable - Southern Union	50,862	70,971

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Southern Union structured the Panhandle Acquisition in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. For tax purposes, the Panhandle assets that were part of the exchange were recorded at the tax basis of the Southern Union Company assets for which they were exchanged. The resulting transaction generated an estimated deferred tax liability of approximately $91 million at the acquisition date and a corresponding receivable from Southern Union reflected as a reduction to owners’ equity on Panhandle’s Consolidated Balance Sheet. Repayment of the receivable from Southern Union is limited to actual tax liabilities otherwise payable by Panhandle pursuant to the tax sharing agreement with Southern Union Company. During 2005, Panhandle recorded a $20,109,000 income tax liability settlement against the tax sharing note receivable, $6,189,000 of which was recorded in the third quarter. In the fourth quarter of 2004, Panhandle recorded a $12,247,000 reduction in its deferred tax liability and the corresponding tax sharing note receivable from Southern Union Company due to revised calculations in the amount of Panhandle’s tax basis utilized by Southern Union in the like-kind exchange associated with the Panhandle Acquisition.

On November 17, 2004, CCE Holdings, LLC (CCE), a joint venture in which Southern Union owns a 50 percent interest, acquired 100 percent of the equity interests of CrossCountry Energy, LLC (CrossCountry) from Enron Corp. and certain of its subsidiaries for approximately $2,450,000,000 in cash, including certain consolidated debt. On November 5, 2004, CCE entered into an Administrative Services Agreement (the Management Agreement) with Panhandle Eastern Pipe Line and SU Pipeline Management LP (Manager), a Delaware limited partnership and a wholly-owned subsidiary of Southern Union Company. Under the terms of the Management Agreement, Panhandle Eastern Pipe Line covenants, to the extent permitted by applicable law, to cause Manager to perform its duties and obligations as manager under the Management Agreement. Manager has assembled an integrated pipeline management team, which includes employees of Panhandle and CrossCountry. Pursuant to the Management Agreement, Manager is responsible for the operations and administrative functions of the enterprise. CCE and Manager will share certain operations of Manager and its affiliates, and CCE will be obligated to bear its share of costs of Manager and its affiliates, as well as certain transition costs and, under certain conditions, pay annual management fees to Manager. Transition costs are non-recurring costs of establishing the shared services, including but not limited to severance costs, professional fees, certain transaction costs, and the costs of relocating offices and personnel, pursuant to the Management Agreement. At December 31, 2004, Panhandle recognized a liability of approximately $6 million for severance related costs that are reimbursable from CCE for which an offsetting amount was recorded in Accounts receivable - related parties. At September 30, 2005, Accounts receivable - related parties includes $3,315,000 and Other current liabilities includes $4,206,000 for severance related costs.
V Accounting for Derivatives and Hedging Activities

Panhandle follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, to account for derivative and hedging activities. Panhandle utilizes interest-rate related derivative instruments to manage its exposure on its debt instruments and does not enter into derivative instruments for any purpose other than hedging purposes. All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, Panhandle designates the derivative as either: (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge) or (ii) a hedge of a forecasted transaction or the variability of cash flows to be received or paid in conjunction with a recognized asset or liability (cash flow hedge).

Interest rate swaps are used to reduce interest rate risks and to manage interest expense. By entering into these agreements, Panhandle converts floating-rate debt into fixed-rate debt or converts fixed-rate debt to floating. Interest differentials paid or received under the swap agreements are reflected as an adjustment to interest expense. These interest rate swaps are financial derivative instruments that qualify for hedge treatment. For derivatives treated as hedges of future cash flows, the effective portion of changes in fair value is recorded in Accumulated other comprehensive income until the related hedge items impact earnings. Any ineffective portion of a hedge is reported in earnings immediately. Upon termination of a cash flow hedge of the variability of cash flows to be paid, the resulting gain or loss is amortized to income through the maturity date of the original designated hedging relationship, unless it is probable that the forecasted transaction will not occur during a specified time period. For derivatives treated as a hedge of the fair value of a debt instrument, the effective portion of changes in fair value are recorded as an adjustment to the hedged debt. The ineffective portion of a fair value hedge is recognized in earnings if the short cut method of assessing effectiveness is not used. Upon termination of a fair value hedge of a debt instrument, the resulting gain or loss is amortized to income through the maturity date of the debt instrument.

On April 29, 2005, existing LNG Holdings’ bank loans due in January 2007 were repaid in full using the proceeds from a Credit Agreement entered into on April 26, 2005 (the Credit Agreement). Interest rate swaps previously designated as cash flow hedges of the LNG Holdings’ bank loans were terminated upon repayment of the loans on April 29, 2005 (see Note VI - Debt). As a result, a gain of $3,465,000 ($2,072,000, net of tax), was recorded in Accumulated other comprehensive income in the Consolidated Balance Sheet and is being amortized to interest expense through the maturity date of the original bank loans in 2007, of which $2,691,000 ($1,609,000, net of tax) remains at September 30, 2005.

Prior to the termination in April 2005 of the original loans due January 2007, Panhandle’s subsidiary LNG Holdings was party to interest rate swap agreements that fixed the interest rate applicable to floating rate long-term debt and that qualified for hedge accounting. From January 1, 2005 through the termination date, the amount of swap ineffectiveness was not material. For the period January 1, 2005 through the termination date, an unrealized gain of $1,408,000 ($842,000, net of tax) was recorded in Accumulated other comprehensive income related to these swaps. For the period from the termination date through September 30, 2005, a gain of $774,000 ($463,000, net of tax) was amortized to interest expense. Current market pricing models were used to estimate fair values of interest rate swap agreements.

In March 2004, Panhandle entered into interest rate swaps to hedge the risk associated with the fair value of its $200 million 2.75 percent Senior Notes. See Note VI - Debt. These swaps are designated as fair value hedges and qualify for the short cut method under SFAS No. 133. As of September 30, 2005 and December 31, 2004 the fair value position of the swaps was a liability of $6,203,000 and $3,936,000, respectively, recorded as a reduction to long-term debt. Under the swap agreements, Panhandle will receive fixed interest payments at a rate of 2.75 percent per annum and will make floating interest payments based on the six-month LIBOR. No ineffectiveness is assumed in the hedging relationship between the debt instrument and the interest rate swaps. As of September 30, 2005, these swaps have an average interest rate of 4.1 percent.

VI Debt

		September 30,	December 31,
Long-term Debt	Year Due	2005	2004

6.50% Senior Notes	2009	$60,623	$60,623
8.25% Senior Notes	2010	40,500	40,500
7.00% Senior Notes	2029	66,305	66,305
4.80% Senior Notes	2008	300,000	300,000
6.05% Senior Notes	2013	250,000	250,000
2.75% Senior Notes	2007	200,000	200,000
Bank loans (floating rate)	2007	255,626	258,433
Total debt outstanding		1,173,054	1,175,861
Current portion of long-term debt		-	(12,548)
Interest rate swaps (2.75% Senior Notes)		(6,203)	(3,936)
Unamortized debt premium, net		12,835	14,688
Total long-term debt		$1,179,686	$1,174,065

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Panhandle has $1,179,686,000 of debt recorded at September 30, 2005. Debt of $924,060,000, including net premiums of $12,835,000 and interest rate swaps of $6,203,000, is at annual fixed rates ranging from 2.75 percent to 8.25 percent, with an average annual interest rate of 5.12 percent excluding debt premium, discount and issuance cost amortization. The $255,626,000 of variable rate bank loans, which were refinanced during the second quarter of 2005, had an average rate of 4.1 percent per annum for the three and nine month periods ended September 30, 2005.

Panhandle’s notes are subject to certain requirements such as the maintenance of a fixed charge coverage ratio and a leverage ratio that restrict certain payments if not maintained, and limitations on liens. At September 30, 2005, Panhandle, based on the currently most restrictive debt covenant requirements, was subject to a $441,951,000 limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $227,874,000 of additional secured or subsidiary level indebtedness or other defined liens based on a limitation on liens covenant. Panhandle is also subject to a limitation of $345,823,000 of total additional indebtedness. At September 30, 2005, Panhandle was in compliance with all covenants.

At September 30, 2005, Panhandle had no scheduled debt payments for the remainder of 2005 and 2006 and scheduled payments of $455,626,000, $300,000,000, $60,623,000 and $356,805,000 for the years 2007 through 2009 and in total thereafter, respectively.

LNG Holdings, as borrower, and Panhandle Eastern Pipe Line and Trunkline LNG, as guarantors, entered into a Credit Agreement dated as of April 26, 2005, with a consortium of banks for a senior term loan financing in the aggregate principal amount of $255,626,000 which matures on March 15, 2007. The senior term loan carries a floating interest rate tied to LIBOR or prime interest rates at Panhandle’s option, in addition to a margin which is tied to the rating of Panhandle’s unsecured senior funded debt. On April 29, 2005, the proceeds from the Credit Agreement were used to repay all outstanding indebtedness under LNG Holdings’ floating rate bank loans that were due in 2007.

On March 12, 2004, Panhandle issued $200,000,000 of 2.75 percent Senior Notes due 2007, Series A, in reliance on an exemption from the registration requirements of the Securities Act of 1933 for offers and sales of securities not involving a public offering or sale, in order to refinance Panhandle’s maturing debt. Panhandle used a portion of the net proceeds to retire $146,080,000 of 6.125 percent Senior Notes that matured on March 15, 2004, as well as for other general corporate purposes. A portion of the remaining net proceeds was also used to pay off the $52,455,000 of 7.875 percent Senior Notes that matured on August 15, 2004. Panhandle filed a registration statement on May 12, 2004 to initiate an exchange of the unregistered 2.75 percent Senior Notes due 2007, Series A, for substantially identical securities registered under the Securities Act of 1933. Such exchange was completed on June 25, 2004.

VII Comprehensive Income

The table below provides an overview of comprehensive income for the periods indicated.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net earnings	$21,470	$16,056	$71,610	$63,257

Unrealized gain (loss) related to interest rate swaps,
net of taxes of $0, $57, $1,612, and $2,019, respectively	(1)	88	2,470	3,487
Realized (gains) losses in net income,
net of taxes of $185, $(886), $1,356, and $(2,574), respectively	(276)	(1,320)	(2,087)	(4,314)

Total comprehensive income	$21,193	$14,824	$71,993	$62,430

Accumulated other comprehensive income reflected in the Consolidated Balance Sheet at September 30, 2005 and December 31, 2004 includes unrealized gains related to interest rate swaps.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VIII Benefits

Components of Net Periodic Benefit Cost

Net periodic benefit cost for the three and nine months ended September 30, 2005 and 2004 for postretirement benefit plans other than pensions (OPEB) includes the following components:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
OPEB	2005	2004	2005	2004

Service cost	$619	$641	$1,962	$1,761
Interest cost	823	784	2,574	2,153
Expected return on plan assets	(266)	(175)	(730)	(327)
Amortization of prior service cost	(56)	-	(167)	-
Amortization of transition obligation	-	-	-	-
Recognized actuarial gain	17	-	229	-
Settlement recognition	-	-	-	-

Net periodic benefit cost	$1,137	$1,250	$3,868	$3,587

For the three and nine month periods ended September 30, 2005, approximately $2.0 million and $5.9 million in contributions have been made to the OPEB plan, respectively. Panhandle expects to contribute an additional $1.9 million to fund the OPEB plan in 2005 for a total of $7.8 million. The net liability recognized with respect to OPEB as of September 30, 2005 and December 31, 2004 were approximately $36,270,000 and $38,260,000, respectively, including current portion. Certain plan changes have been approved in the fourth quarter of 2005 relating to postretirement health care costs to go into effect in 2006 which are expected to reduce Panhandle’s accumulated postretirement benefit obligation by approximately $20 million and future expenses by approximately $1 million per quarter.

Panhandle does not have a pension plan but does make employer contributions to a qualified defined contribution plan, with the amount generally varying based on age and years of service. During the three and nine month periods ended September 30, 2005 and 2004, approximately $1 million and $3 million, respectively, were recorded as expense associated with Panhandle contributions to the qualified defined contribution plan.

Stock Based Compensation. Following its acquisition by Southern Union on June 11, 2003 and in accordance with Southern Union’s policy, Panhandle reports stock option grants using the intrinsic-value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related authoritative interpretations. Under the intrinsic-value method, no compensation expense is recognized when the exercise price of the Southern Union employee stock options is greater than or equal to the market price of the underlying stock on the date of grant.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect on net earnings if Panhandle had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to stock-based employee compensation:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net earnings, as reported	$21,470	$16,056	$71,610	$63,257
Deduct total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related taxes	58	72	150	187
Pro forma net earnings	$21,412	$15,984	$71,460	$63,070

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

IX Commitments and Contingencies

Litigation. Panhandle is involved in legal, tax and regulatory proceedings before various courts, regulatory bodies and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, Panhandle has made accruals in accordance with SFAS No. 5, Accounting for Contingencies, in order to provide for such matters. Management believes the final disposition of any such proceedings will not have a material adverse effect on Panhandle’s consolidated results of operations, cash flows or financial position.

Hope Land Mineral Corporation (Hope Land) contends that it owns the storage rights to property that contains a portion of Panhandle’s Howell storage field. During June 2003, the Michigan Court of Appeals reversed the trial court’s previous order, which had granted summary judgment in favor of Panhandle and dismissed the case. Panhandle filed an appeal of the Court of Appeals order with the Michigan Supreme Court which was denied in December of 2003. In April 2005, Hope Land filed trespass and unjust enrichment complaints against Panhandle to prevent running of the statute of limitations. Panhandle filed an action for condemnation to obtain the storage rights from Hope Land. Pursuant to a pre-filing settlement with Hope Land, Panhandle obtained legal title to the storage rights upon the filing of the condemnation action. As a result, the only issue to be determined at trial is the value of such rights and the amount of trespass damages to which Hope Land is entitled. The trial court has not yet issued a scheduling order, but the trial is expected to be scheduled for the second quarter of 2006. Panhandle does not believe the outcome of this case will have a material adverse effect on Panhandle’s consolidated results of operations, cash flows or financial position.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As part of the cleanup program resulting from contamination due to the use of lubricants containing PCBs in compressed air systems, Panhandle Eastern Pipe Line and Trunkline have identified PCB levels above acceptable levels inside the auxiliary buildings that house the air compressor equipment at thirty-three compressor station sites. Panhandle has developed and is implementing a process approved by the United States Environmental Protection Agency (EPA) to remediate this PCB contamination in accordance with federal, state and local regulations. Sixteen sites have been decontaminated in accordance with the EPA-approved process as prescribed in the EPA regulations.

At some locations, PCBs have been identified in paint that was applied many years ago. In accordance with EPA regulations, Panhandle has implemented a program to remediate sites where such issues are identified during painting activities. If PCBs are identified above acceptable levels, the paint is removed and disposed of in an EPA-approved manner.

The Illinois Environmental Protection Agency (Illinois EPA) notified Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, of contamination at three former waste oil disposal sites in Illinois. Panhandle Eastern Pipe Line’s and Trunkline’s estimated share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is approximately seventeen percent. Panhandle Eastern Pipe Line and Trunkline and twenty-one other non-affiliated parties conducted an initial voluntary investigation of the Pierce Oil Springfield site, one of the three sites. In addition, Illinois EPA has informally indicated that it has referred the Pierce Oil Springfield site to the EPA so that environmental contamination present at the site can be addressed through the federal Superfund program. No formal notice has yet been received from either agency concerning the referral. However, the EPA is expected to issue special notice letters and has begun the process of listing the site on the National Priority List. Panhandle Eastern Pipe Line and Trunkline and three of the other non-affiliated parties associated with the Pierce Oil Springfield site met with the EPA and Illinois EPA regarding this issue. Panhandle Eastern Pipe Line and Trunkline were given no indication as to when the listing process was to be completed. Panhandle Eastern Pipe Line and Trunkline have also submitted their Comprehensive Environmental Response, Compensation, and Liability Act 104e data request from U.S. EPA Region V regarding the second Pierce Waste Oil site known as the Dunavan site, located in Oakwood, Illinois. By letter dated September 30, 2005, Panhandle Eastern Pipe Line and Trunkline, along with numerous other non-affiliated parties received notices of potential liability from U.S. EPA Region V for the Dunavan site. The notice demands reimbursement to the U.S. EPA for its costs incurred to date in the amount of approximately $1.8 million and encourages each potentially responsible party (PRP) to voluntarily negotiate an administrative settlement agreement with the U.S. EPA within certain limited time frames providing for the PRPs to conduct or finance the response activities required at the site. The U.S. EPA held an initial settlement conference with all PRPs on October 26, 2005.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Panhandle expects the cleanup programs for all of the above matters to continue for several years and has estimated its share of remaining cleanup costs to range from approximately $6.4 million to $15 million. At September 30, 2005, Panhandle has related accruals totaling approximately $11,492,000, of which $2,478,000 is included in Other current liabilities for the estimated current amounts and $9,014,000 is included in Other non-current liabilities on the Consolidated Balance Sheet. At December 31, 2004, Panhandle had related accruals totaling approximately $12,912,000, of which $3,046,000 is included in Other current liabilities for the estimated current amounts and $9,866,000 is included in Other non-current liabilities on the Consolidated Balance Sheet. During the nine-month period ended September 30, 2005, Panhandle spent $1,402,000 related to these cleanup programs.

On June 16, 2005, Panhandle Eastern Pipe Line experienced a release of liquid hydrocarbons near Pleasant Hill, Illinois. The release occurred in the form of a mist at a valve that was in use to reduce the pressure in the pipeline as part of maintenance activities. The hydrocarbon mist affected several acres of adjacent agricultural land and a nearby marina. Approximately twenty-seven gallons, initially reported as forty-five gallons, of hydrocarbons reached the Mississippi River. Panhandle Eastern Pipe Line contacted appropriate federal and state regulatory agencies and the U.S. EPA took the lead role in overseeing the subsequent cleanup activities, which have been completed. Panhandle Eastern Pipe Line is in the process of resolving potential claims of affected boat owners and the marina operator. By letter dated August 12, 2005, Panhandle Eastern Pipe Line received a violation notice from the Illinois EPA alleging that Panhandle Eastern Pipe Line is in apparent violation of several sections of the Illinois Environmental Protection Act by allowing the release. The violation notice did not propose a penalty. An extensive response to the violation notice was submitted on September 30, 2005. A conference call was held between Illinois EPA and Panhandle representatives on October 20, 2005 to discuss the response. Panhandle Eastern Pipe Line has agreed to provide additional information by November 10, 2005. Panhandle does not believe the outcome of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

Based on information available at this time, and the reviews undertaken by Panhandle to identify potential exposure, Panhandle believes the amount reserved for all of the above environmental matters is adequate to cover the potential exposure for clean-up costs.

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

The Illinois EPA has distributed several draft versions of a rule to control NOx emissions from reciprocating engines and turbines state-wide. The latest draft requires controls on engines regulated under the EPA NOx SIP Call by May 1, 2007 and the remaining engines by January 1, 2009. The state is requiring the controls to comply with EPA rules regarding the NOx SIP Call, ozone non-attainment and fine particulate standards. The agency has held multiple meetings with industry representatives to discuss the draft rule and is expected to propose the rule this fall. The rule is currently being reviewed for potential impact to Panhandle. As drafted, the rule applies to all Panhandle Eastern Pipe Line and Trunkline stations in Illinois and significant expenditures would be required for emission controls.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The EPA promulgated various Maximum Achievable Control Technology (MACT) rules in February 2004. The rules require that Panhandle Eastern Pipe Line and Trunkline control Hazardous Air Pollutants (HAPs) emitted from certain internal combustion engines at major HAPs sources. Most of Panhandle Eastern Pipe Line and Trunkline compressor stations are major HAPs sources. The HAPs pollutant of concern for Panhandle Eastern Pipe Line and Trunkline is formaldehyde. As promulgated, the rule seeks to reduce formaldehyde emissions from these engines by seventy-six percent from these engines. Catalytic controls will be required to reduce emissions under these rules with a final implementation date of June 2007. Panhandle Eastern Pipe Line and Trunkline have over twenty internal combustion engines subject to the rules. It is expected that compliance with these regulations will cost an estimated $1 million for capital improvements, based on current projections.

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

In conjunction with Southern Union’s investment in CCE and CCE’s acquisition of CrossCountry from Enron Corp. and certain subsidiaries of Enron, Panhandle, in the fourth quarter of 2004, initiated a workforce reduction plan designed to reduce the workforce by approximately six percent. Approximately $6 million of the approximately $7.7 million of the resulting severance and related costs are reimbursable by CCE pursuant to agreements between the parties involved. As of September 30, 2005, approximately $3.5 million of these costs have been paid out and $3.2 million have been reimbursed by CCE.

On September 10, 2003, Panhandle Eastern Pipe Line provided a guarantee to CB&I Constructors, Inc. (CB&I) for the full performance by Trunkline LNG, its subsidiary, of the engineering, procurement and construction contract between Trunkline LNG and CB&I. The contract is for the construction of the expansion of the Trunkline LNG Lake Charles facility, and covers approximately $8 million of the estimated remaining cost of the Phase I expansion through the first quarter of 2006 and approximately $22 million of the estimated remaining cost of the Phase II expansion through mid-2006. Under the terms of the guarantee, Panhandle Eastern Pipe Line would be required to perform should Trunkline LNG be in default of its obligation, as it relates to services already rendered. There are no amounts recorded as liabilities for Panhandle’s obligations under these guarantees.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Late in the third quarter of 2005, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast after coming through the Gulf of Mexico. These hurricanes caused modest damage to property and equipment owned by Sea Robin, Trunkline, and Trunkline LNG, the ultimate cost of which cannot yet be accurately predicted. However, based on the preliminary damage assessments which are underway, management believes that there will be future revenue, expense, and capital impacts of Hurricanes Rita and Katrina in 2005 and 2006, primarily on Sea Robin and Trunkline LNG. For 2005 and 2006, Panhandle estimates revenue losses of approximately $11 million to $13 million, expense increases of up to $5 million, and additional capital outlays of approximately $14 million to $18 million. Estimated expenses and capital outlays primarily include repair and replacement of equipment lost or damaged in the hurricanes, potential abandonment costs for certain facilities, which will be impacted by producer decisions regarding rebuilding their damaged platforms and reconnecting their gas reserves to Panhandle’s pipelines, higher insurance premiums, higher LNG construction costs, as well as employee assistance related expenses. The revenue losses expected relate primarily to reduced volumes on Sea Robin into 2006 and some delays in the completion of Trunkline LNG’s Phase I and Phase II expansions which are currently anticipated.  Trunkline LNG and the contractor on the LNG project are currently engaged in active discussions to reach resolution on revised project timing and additional costs to the respective parties associated with the hurricane impacts.  Panhandle currently expects the delays to be eight weeks and five weeks for Phase I and Phase II, respectively. No significant expenditures had occurred nor accruals been made with respect to either hurricane as of September 30, 2005. Additionally, Panhandle anticipates reimbursement from its property insurance carrier for damages from Hurricane Rita in excess of its $5 million deductible. However, such reimbursement could be further limited depending on the magnitude of the claims made to the carrier by all of its covered parties for Hurricane Rita, due to its $1 billion cap on total payout per incident. Based on the information available at this time, management does not expect the ultimate impact of the damages caused by these two hurricanes to have a material adverse impact on Panhandle.

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

X Subsequent Event

On November 8, 2005, Southern Union announced that Thomas F. Karam, a Director and President and Chief Operating Officer of Southern Union, resigned from his positions with Southern Union and its subsidiaries, divisions, joint ventures and other affiliates, including as Chief Executive Officer of Panhandle Eastern Pipe Line, effective immediately.

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

Overview

Panhandle is primarily engaged in the interstate transportation and storage of natural gas and also provides LNG terminalling and regasification services, with rates and service regulated by the FERC. The Panhandle entities include Panhandle Eastern Pipe Line, Trunkline, Sea Robin, Trunkline LNG and Southwest Gas Storage. Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 bcf per day, 72 bcf of owned underground storage capacity and 6.3 bcf of above ground LNG storage capacity. Trunkline LNG, located on Louisiana’s Gulf Coast, operates one of the largest LNG import terminals in North America.

Approximately half of Panhandle’s total operating revenue comes from long-term service agreements with local distribution company customers and their affiliates. Panhandle also provides firm transportation services under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, Panhandle’s pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis. Demand for gas transmission on Panhandle’s pipeline systems is seasonal, with the highest throughput and a higher portion of annual total operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters. For the years 2000 to 2004, Panhandle’s combined throughput was 1,374 trillion British thermal units (TBtu), 1,335 TBtu, 1,259 TBtu, 1,380 TBtu and 1,284 TBtu, respectively. For the nine month periods ended September 30, 2005 and September 30, 2004, Panhandle’s combined throughput was 907 TBtu and 957 TBtu, respectively. Beginning in March 2000, the combined throughput includes Sea Robin’s throughput.

Results of Operations

	Three Months	Three Months
	Ended September 30,	Ended September 30,
	2005	2004	Change

Operating revenue:
Reservation revenue - transportation & storage	$83,759	$77,081	$6,678
LNG terminalling revenue	15,046	15,004	42
Commodity revenue - transportation & storage	15,040	14,719	321
Other revenue	2,100	2,460	(360)
Total operating revenue	115,945	109,264	6,681

Operating expenses:
Operation, maintenance and general	47,378	49,125	(1,747)
Depreciation and amortization	15,145	15,178	(33)
Taxes, other than on income and revenues	7,313	7,044	269
Total operating expenses	69,836	71,347	(1,511)
Operating income	46,109	37,917	8,192

Other income (expense):
Interest expense, net	(11,950)	(12,030)	80
Other, net	1,142	500	642
Total other expense, net	(10,808)	(11,530)	722

Earnings before income taxes	35,301	26,387	8,914

Income taxes	13,831	10,331	3,500

Net earnings	$21,470	$16,056	$5,414

Operating Revenue. For the three months ended September 30, 2005, operating revenue increased $6,681,000 versus the same time period during 2004. This increase was primarily due to an increase in reservation revenue of $6,678,000 due to higher average rates on new contracts and an increase in capacity sold. Reservation average rates are dependent on certain factors including but not limited to rate regulation, customer demand for reserved capacity, capacity sold levels for a given period, and, in some cases, utilization of capacity. LNG terminalling revenues increased slightly due to increased contract capacity with BG LNG, including the addition of the expanded vaporization capacity, offset by lower LNG volumes received.

Operating Expenses. Operating expenses for the three months ended September 30, 2005 decreased $1,511,000 versus 2004, primarily due to a decrease in operation, maintenance and general expenses of $1,747,000. Such decrease was primarily due to a reduction of administrative and other costs of $1,606,000 primarily associated with the workforce reduction and other synergies associated with the integration of CrossCountry, reduced power costs of $1,019,000 due to lower LNG volumes received, and decreased corporate charges of $596,000.  Such decrease was partially offset by the net recovery of previously underrecovered fuel costs of $1,790,000 in 2004.

Other, Net. Other, net for the three months ended September 30, 2005 increased $642,000 versus the same time period during 2004, primarily due to higher related party interest income caused by increases in the underlying LIBOR-based rates in 2005. For further discussion of Panhandle’s related party interest income, see Note IV - Related Party Transactions.

Income Taxes. Income taxes during the three months ended September 30, 2005, versus the same time period during 2004, increased $3,500,000 due to higher pretax income.

	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2005	2004	Change

Operating revenue:
Reservation revenue - transportation & storage	$265,543	$256,156	$9,387
LNG terminalling revenue	41,815	42,847	(1,032)
Commodity revenue - transportation & storage	48,018	49,408	(1,390)
Other revenue	6,390	7,273	(883)
Total operating revenue	361,766	355,684	6,082

Operating expenses:
Operation, maintenance and general	145,693	151,434	(5,741)
Depreciation and amortization	45,537	45,201	336
Taxes, other than on income and revenues	21,518	21,244	274
Total operating expenses	212,748	217,879	(5,131)
Operating income	149,018	137,805	11,213

Other income (expense):
Interest expense, net	(35,297)	(36,209)	912
Other, net	3,888	1,840	2,048
Total other expense, net	(31,409)	(34,369)	2,960

Earnings before income taxes	117,609	103,436	14,173

Income taxes	45,999	40,179	5,820

Net earnings	$71,610	$63,257	$8,353

Operating Revenue. For the nine months ended September 30, 2005, operating revenue increased $6,082,000 versus the same time period during 2004. Such increase was primarily due to an increase in reservation revenue of $9,387,000 due to higher average rates on new contracts and an increase in capacity sold. Reservation average rates are dependent on certain factors including but not limited to rate regulation, customer demand for reserved capacity, capacity sold levels for a given period, and, in some cases, utilization of capacity. This increase was partially offset by a decrease in LNG terminalling revenue of $1,032,000 due to reduced LNG volumes received, a decrease in commodity revenue of $1,390,000 due to a reduction in commodity volumes of six percent, primarily on Trunkline Gas resulting from low market spreads and lower LNG volumes, and a decrease in other revenue of $883,000 primarily due to lower liquid volumes. Commodity revenues are dependent upon a number of variable factors, including weather, storage levels, and customer demand for firm, interruptible and parking services.

Operating Expenses. Operating expenses for the nine months ended September 30, 2005 decreased $5,131,000 versus 2004, primarily due to a decrease in operation, maintenance and general expenses of $5,741,000. Such decrease included a reduction in certain operating and maintenance expenses of approximately $6,200,000 primarily due to the timing of maintenance activities generally performed during off-peak times, more of which was performed earlier in the summer months in 2004 and synergies associated with the workforce reduction undertaken in the fourth quarter of 2004 associated with the integration of CrossCountry. Administrative costs were also reduced by $3,800,000 primarily due to the workforce reduction and other synergies associated with the integration of CrossCountry. In addition, electric power costs decreased by $1,757,000 due to a reduction in LNG volumes received. These decreases were partially offset by the higher net recovery of previously underrecovered fuel volumes of $4,206,000 in 2004.

Interest Expense, Net. Interest expense, net for the nine months ended September 30, 2005, versus the same time period during 2004, was reduced by $912,000 primarily due to an increase in capitalized interest due to the LNG expansion and the refinancing of debt that matured in March and August of 2004, partially offset by an increase in the interest rates of the variable rate debt and swaps. For further discussion of Panhandle’s long-term debt, see Note VI - Debt.

Other, Net. Other, net for the nine months ended September 30, 2005 increased $2,048,000 versus the same time period during 2004, primarily due to higher related party interest income caused by increases in the underlying LIBOR-based rates in 2005. For further discussion of Panhandle’s related party interest income, see Note IV - Related Party Transactions.

Income Taxes. Income taxes during the nine months ended September 30, 2005, versus the same time period during 2004, increased $5,820,000 due to higher pretax income.

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

Operating Activities. Cash flows from operating activities for the nine months ended September 30, 2005 and September 30, 2004 were $162 million and $132 million, respectively. Changes in operating assets and liabilities provided cash of $23 million for the nine months ended September 30, 2005 and used cash of $1 million for the same time period during 2004. The increase in cash flows from operating activities for the nine months ended September 30, 2005 versus the same time period during 2004 was primarily attributable to the timing of payments and cash receipts related to Panhandle’s working capital accounts.

Investing Activities. Historically, Panhandle’s capital requirements have generally been satisfied through operating cash flow, except that Panhandle may utilize access to capital markets for extraordinary capital expenditures. Panhandle estimates remaining expenditures associated with Phase I and Phase II LNG terminal expansion and the Trunkline 36-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal to be approximately $20 million for the remainder of 2005 and approximately $28 million in 2006. These estimates were developed for budget planning purposes and are subject to revision.

Cash flows used in investing activities for the nine months ended September 30, 2005 increased by approximately $54 million versus the same time period in 2004 primarily due to increases in capital expenditures associated with the LNG expansion projects of approximately $41 million and net loans made to Southern Union of approximately $13 million.

Financing Activities. As of September 30, 2005, Panhandle’s debt is rated BBB by Fitch Ratings, Inc. and Standard & Poor’s and Baa3 by Moody’s. Panhandle’s note provisions are subject to the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained, and limitations on liens. At September 30, 2005, Panhandle was subject to a $441,951,000 limitation on additional restricted payments, including dividends and loans to affiliates, based on the current most restrictive covenant, and a limitation of $227,874,000 of additional secured and subsidiary level indebtedness based on a limitation on liens covenant. Panhandle is also subject to a limitation of $345,823,000 of total additional indebtedness. If Panhandle’s debt ratings were to fall below Baa3 by Moody’s and below BBB- by Standard and Poor’s, then the allowable restricted payments would be reduced to $391,877,000. At September 30, 2005, Panhandle was in compliance with all covenants.

At September 30, 2005, Panhandle had no scheduled debt principal payments for the remainder of 2005 and 2006 and scheduled payments of $455,626,000, $300,000,000, $60,623,000 and $356,805,000 for the years 2007 through 2009 and in total thereafter, respectively.

LNG Holdings, as borrower, and Panhandle Eastern Pipe Line and Trunkline LNG, as guarantors, entered into a Credit Agreement dated as of April 26, 2005, with a consortium of banks for a senior term loan financing in the aggregate principal amount of $255,626,000 that matures on March 15, 2007. The senior term loan carries a floating interest rate tied to LIBOR or prime interest rates at Panhandle’s option, in addition to a margin tied to the rating of Panhandle’s unsecured senior funded debt. On April 29, 2005, the proceeds from the Credit Agreement were used to repay all outstanding indebtedness under LNG Holdings’ floating rate bank loans that were due in 2007.

On March 12, 2004, Panhandle issued $200,000,000 of 2.75 percent Senior Notes due 2007, Series A, in reliance on an exemption from the registration requirements of the Securities Act of 1933 for offers and sales of securities not involving a public offering or sale, in order to refinance Panhandle’s maturing debt. Panhandle used a portion of the net proceeds to retire $146,080,000 of 6.125 percent Senior Notes that matured on March 15, 2004, as well as for other general corporate purposes. A portion of the remaining net proceeds was also used to pay off the $52,455,000 of 7.875 percent Senior Notes that matured August 15, 2004. On June 25, 2004, Panhandle completed an exchange of the unregistered 2.75 percent Senior Notes due 2007, Series A, for substantially identical securities registered under the Securities Act of 1933.

Cash flows used in financing activities for the nine months ended September 30, 2005 increased by approximately $9 million versus the same period in 2004 primarily due to a decrease in bank overdrafts of approximately $14 million, partially offset by net debt issuances of approximately $4 million.

Outlook

Panhandle is a leading United States interstate natural gas pipeline system and also owns one of the largest operating LNG import terminals in North America. Panhandle’s business strategy is to optimize results through expansion and better utilization of its existing facilities and construction of new facilities. This involves providing additional transportation, storage and other value-added services to Panhandle’s customers, which include gas-fueled power plants, local distribution companies, industrial end-users, marketers and others. Panhandle conducts operations primarily in the Central, Gulf Coast, Midwest, Great Lakes, and Southwest regions of the United States. Pipeline revenues are generally higher in the first and fourth quarters of each year primarily due to higher contract rates and the increase in customer demand levels for gas due to the colder weather during these periods.

In December 2002, FERC approved the planned expansion of the Lake Charles, Louisiana LNG terminal to approximately 1.2 bcf per day of send out capacity, up from its current send out capacity of .63 bcf per day. The expanded facility is currently expected to be in operation during the first quarter of 2006. The expanded vaporization capacity portion of the expansion was placed into service on September 18, 2005. In September 2004, the FERC approved Trunkline LNG’s further incremental LNG expansion project. This expansion will increase the LNG terminal’s sustainable send out capacity to 1.8 bcf per day and is currently expected to be in service by mid-2006. BG LNG Services has contracted for all the proposed additional capacity subject to Trunkline LNG achieving certain construction milestones in the expansion of the terminal.

On February 11, 2005, Trunkline received final approval from the FERC to construct, own and operate a 36-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal. The pipeline creates additional transport capacity in association with the Trunkline LNG expansion and also includes new and expanded delivery points with major interstate pipelines. The new 36-inch pipeline was placed into service on July 22, 2005.

In August 2005, Trunkline announced preliminary plans to expand its natural gas pipeline in East Texas through construction of an approximately 45 mile, 30-inch pipeline loop into Louisiana. The expansion project, which is subject to regulatory approval, will give customers increased access to additional Texas supply and provide an additional capacity of approximately .4 bcf/day. The expansion is anticipated to be in service in 2007 at an estimated cost of $80 million.

In October 2005, Panhandle Eastern Pipe Line began an enhancement of its east end in order to increase capacity and improve system integrity and efficiency. This enhancement is estimated to be completed in 2007 at an estimated cost of $86 million.

Late in the third quarter of 2005, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast after coming through the Gulf of Mexico. These hurricanes caused modest damage to property and equipment owned by Sea Robin, Trunkline, and Trunkline LNG, the ultimate cost of which cannot yet be accurately predicted. However, based on the preliminary damage assessments which are underway, management believes that there will be future revenue, expense, and capital impacts of Hurricanes Rita and Katrina in 2005 and 2006, primarily on Sea Robin and Trunkline LNG. For 2005 and 2006, Panhandle estimates revenue losses of approximately $11 million to $13 million, expense increases of up to $5 million, and additional capital outlays of approximately $14 million to $18 million. Estimated expenses and capital outlays primarily include repair and replacement of equipment lost or damaged in the hurricanes, potential abandonment costs for certain facilities, which will be impacted by producer decisions regarding rebuilding their damaged platforms and reconnecting their gas reserves to Panhandle’s pipelines, higher insurance premiums, higher LNG construction costs, as well as employee assistance related expenses. The revenue losses expected relate primarily to reduced volumes on Sea Robin into 2006 and some delays in the completion of Trunkline LNG’s Phase I and Phase II expansions which are currently anticipated.  Trunkline LNG and the contractor on the LNG project are currently engaged in active discussions to reach resolution on revised project timing and additional costs to the respective parties associated with the hurricane impacts.  Panhandle currently expects the delays to be eight weeks and five weeks for Phase I and Phase II, respectively. No significant expenditures had occurred nor accruals been made with respect to either hurricane as of September 30, 2005. Additionally, Panhandle anticipates reimbursement from its property insurance carrier for damages from Hurricane Rita in excess of its $5 million deductible. However, such reimbursement could be further limited depending on the magnitude of the claims made to the carrier by all of its covered parties for Hurricane Rita, due to its $1 billion cap on total payout per incident. Based on the information available at this time, management does not expect the ultimate impact of the damages caused by these two hurricanes to have a material adverse impact on Panhandle.

Other Matters

Customer Concentration. Panhandle provides LNG terminalling and regasification services and a comprehensive array of transportation and storage services to approximately five hundred customers. Such customers are principally located in the midwest and southwest regions of the United States. The following is a comparison of the percent of operating revenue by customer for the nine month periods ended September 30, 2005 and 2004.

	Percent of Operating Revenue for
	Nine Months Ended
	September 30,
Customer	2005	2004

ProLiance	16	17
BG LNG Services	15	16
Ameren	11	9
CMS Energy subsidiaries (1)	9	10
Other Top 10 customers	15	18
Remaining customers	34	30
Total percentage	100%	100%

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

The FERC has authority to regulate rates and charges for both transportation and storage of natural gas in interstate commerce. The FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of service of such facilities. Panhandle, Trunkline, Sea Robin, Trunkline LNG and Southwest Gas Storage hold certificates of public convenience and necessity issued by the FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

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

On November 22, 2004, the FERC issued a Notice of Inquiry (NOI) in Policy for Selective Discounting By Natural Gas Pipelines, Docket No. RM05-2, et al. In the NOI, the FERC requested comments from the industry on whether the selective discounting policy should continue (including its policy in rate cases to allow pipelines to downward adjust volumes flowing at a discounted rate, for the purpose of determining rates), be modified, or eliminated entirely. On May 31, 2005, the FERC upheld its current policy on selective discounting.

On June 30, 2005, the FERC issued a final order on accounting for pipeline assessment costs which requires pipeline companies to expense rather than capitalize certain costs related to mandated pipeline integrity programs (under the Pipeline Safety Improvement Act of 2002). The accounting release determined that assessment activities associated with an integrity management program must be accounted for as maintenance and charged to expense in the period incurred. Costs associated with any remediation or rehabilitation can be capitalized. The FERC accounting guidance is to be effective January 1, 2006, for regulatory accounting purposes. Panhandle is currently reviewing the implications of the FERC accounting order, which impacts an estimated $4 million of costs Panhandle expects to incur in 2006 and similar annual amounts thereafter.

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

The Illinois EPA has distributed several draft versions of a rule to control NOx emissions from reciprocating engines and turbines state-wide. The latest draft requires controls on engines regulated under the EPA NOx SIP Call by May 1, 2007 and the remaining engines by January 1, 2009. The state is requiring the controls to comply with the EPA rules regarding the NOx SIP Call, ozone non-attainment and fine particulate standards. The agency has held multiple meetings with industry representatives to discuss the draft rule and is expected to propose the rule this fall. The rule is currently being reviewed for potential impact to Panhandle. As drafted, the rule applies to all Panhandle Eastern Pipe Line and Trunkline stations in Illinois and significant expenditures would be required for emission controls.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations. On September 10, 2003, Panhandle Eastern Pipe Line provided a guarantee to CB&I Constructors, Inc. (CB&I) for the full performance by Trunkline LNG, its subsidiary, of the engineering, procurement and construction contract between Trunkline LNG and CB&I. Under the terms of the guarantee, Panhandle Eastern Pipe Line would be required to perform should Trunkline LNG be in default of its payment obligations regarding services already rendered. There are no amounts being carried as liabilities for Panhandle Eastern Pipe Line’s obligations under these guarantees. See Note IX - Commitments and Contingencies.

Contractual Commitments. Panhandle has contractual obligations with regard to future payments of operating leases, debt and natural gas storage service. The following table summarizes Panhandle’s expected contractual obligations and commitments at September 30, 2005.

	Remainder					In Total
	2005	2006	2007	2008	2009	Thereafter

Operating Leases (1)	$3,526	$13,856	$11,827	$7,919	$6,595	$22,905

Total long term debt (2)	-	-	455,626	300,000	60,623	356,805

Interest payments on debt (3)	14,590	58,362	44,972	36,048	25,242	146,363

Firm capacity payments (4)	2,859	10,633	8,841	7,396	7,127	31,084

OPEB funding (5)	1,953	7,812	7,812	7,812	7,812	-

Total	$22,928	$90,663	$529,078	$359,175	$107,399	$557,157

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

Capital Expenditures. Panhandle estimates expenditures associated with the Phase I and Phase II LNG terminal expansion and the Trunkline 36-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal to be approximately $20 million for the remainder of 2005 and approximately $28 million for 2006, plus capitalized interest. These estimates were developed for budget planning purposes and are subject to revision.

Postretirement Benefits. Certain changes have been approved in the fourth quarter of 2005 relating to postretirement health care costs which are expected to reduce Panhandle’s accumulated postretirement benefit obligation by approximately $20 million and future expenses by approximately $1 million per quarter.

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

CCE Holdings Acquisition of CrossCountry Energy. On November 17, 2004, CCE Holdings, LLC (CCE), a joint venture in which Southern Union owns a 50 percent interest, acquired 100 percent of the equity interests of CrossCountry from Enron Corp. and certain of its subsidiaries for approximately $2,450,000,000 in cash, including certain consolidated debt. On November 5, 2004, CCE entered into an Administrative Services Agreement (the Management Agreement) with Panhandle Eastern Pipe Line and SU Pipeline Management LP (Manager), a Delaware limited partnership and wholly-owned subsidiary of Southern Union Company. Under the terms of the Management Agreement, Panhandle Eastern Pipe Line covenants, to the extent permitted by applicable law, to cause Manager to perform its duties and obligations as manager under the Management Agreement. Manager has assembled an integrated pipeline management team, which includes employees of Panhandle and CrossCountry. Pursuant to the Management Agreement, Manager is responsible for the operations and administrative functions of CCE and its subsidiaries. CCE and Manager will share certain operations of Manager and its affiliates, and CCE will be obligated to bear its share of costs of Manager and its affiliates, as well as certain transition costs and, under certain conditions, pay annual management fees to Manager. Transition costs are non-recurring costs of establishing the shared services, including but not limited to severance costs, professional fees, certain transaction costs, and the costs of relocating offices and personnel, pursuant to the Management Agreement. See Note IV - Related Party Transactions.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Panhandle performed an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), and with the participation of personnel from its Legal, Internal Audit and Financial Reporting Departments, of the effectiveness of the design and operation of Panhandle’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, Panhandle’s CEO and CFO concluded that its disclosure controls and procedures were effective as of September 30, 2005 and have communicated that determination to the Board of Managers and Southern Union’s Audit Committee, which also serves as Panhandle Eastern Pipe Line’s Audit Committee.

Changes in Internal Controls

Management is not aware of any change in Panhandle’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected or is reasonably likely to materially affect Panhandle’s internal controls over financial reporting.

Cautionary Statement Regarding Forward-Looking Information.

The Management’s Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements constitute forward-looking statements that are based on current expectations, estimates and projections about the industry in which Panhandle operates and management’s beliefs and assumptions. These forward-looking statements are not historical facts, but rather reflect current expectations concerning future results and events. Words such as “expects,”“anticipates,”“intends,”“plans,”“believes,”“seeks,”“estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe objectives, plans or goals are or may be forward-looking statements.

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

Factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the following: customer growth; gas throughput volumes and available sources of natural gas; discounting of transportation rates due to competition, abnormal weather conditions in Panhandle’s service territories; new legislation and government regulations affecting or involving Panhandle; Panhandle’s ability to comply with or to challenge successfully existing or new environmental regulations; the outcome of pending and future litigation; the impact of relations with labor unions of bargaining-unit union employees; the impact of future rate cases or regulatory rulings; Panhandle’s ability to control costs successfully and achieve operating efficiencies, including the purchase and implementation of new technologies for achieving such efficiencies; the nature and impact of any extraordinary transactions, such as any acquisition or divestiture of a business unit or any assets; the economic climate and growth in Panhandle’s industry and service territories and competitive conditions of energy markets in general; inflationary trends; changes in gas or other energy market commodity prices and interest rates; the current market conditions causing more customer contracts to be of shorter duration, which may increase revenue volatility; exposure to customer concentration with a significant portion of revenues realized from a relatively small number of customers and any credit risks associated with the financial position of those customers; Panhandle’s or its parent’s debt securities ratings; factors affecting operations such as maintenance or repairs, environmental incidents or gas pipeline system constraints; the possibility of war or terrorist attacks; and other risks and unforeseen events.

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

Panhandle does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to Panhandle or persons acting on Panhandle’s behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Panhandle and certain of its affiliates are occasionally parties to lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing. Panhandle and its affiliates are also subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on our present knowledge and subject to future legal and factual developments, Panhandle’s management believes that it is unlikely that these actions, individually or in the aggregate, will have a material adverse effect on its financial condition. Reference is made to ITEM 1. Financial Statements, Note IX -- Commitments and Contingencies - Litigation, Environmental Matters, Air Quality Control, Other Contingencies and Controlled Group Pension Liabilities, as well as to ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I. Financial Information for additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other legal matters.

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

ITEM 5. Other Information

N/A

ITEM 6. Exhibits

 Exhibit No.                             Description

10.1
Credit Agreement dated as of April 26, 2005 by and among Trunkline LNG Holdings LLC as the Borrower, Panhandle Eastern Pipe Line Company, LP as a Guarantor, Trunkline LNG Company, LLC as a Guarantor, and the Banks named therein and Bayerische Hypo- Und Vereinsbank AG, New York Branch as the Agent, the Sole Book Runner and the Sole Lead Arranger (Filed as Exhibit 10.1 to Panhandle’s Current Report on Form 8-K filed on May 2, 2005, and incorporated herein by reference).

31.1
Certificate by President and Chief Operating Officer pursuant to Rule 13a - 14(a) or 15d - 14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certificate by Chief Financial Officer pursuant to Rule 13a - 14(a) or 15d - 14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certificate by President and Chief Operating Officer pursuant to Rule 13a - 14(b) or 15d - 14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: November 9, 2005	By: /s/ ROBERT O. BOND
Robert O. Bond
President and Chief Operating Officer