Form 10-K
period 2005-12-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2006-03-16
CIK 76063

======================================================================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ____ No   ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ___  No   ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ✓  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not con-tained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _✓_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer   Accelerated filer   Non-accelerated filer  ✓

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes     No   ✓

Panhandle Eastern Pipe Line Company, LP meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 1, 2 and 7 have been reduced and Items 4, 6, 10, 11, 12 and 13 have been omitted in accordance with Instruction I.

(62 total number of pages)
===========================================================================================================================================

PANHANDLE EASTERN PIPE LINE COMPANY, LP
FORM 10-K
DECEMBER 31, 2005

PART I

ITEM 1. Business.

Our Business

Introduction. Panhandle Eastern Pipe Line Company, LP (Panhandle Eastern Pipe Line) (formerly Panhandle Eastern Pipe Line Company, LLC), a Delaware limited partnership (together with its subsidiaries, Panhandle Energy), has been an indirect wholly-owned subsidiary of Southern Union Company (Southern Union Company and, together with its subsidiaries, Southern Union) since Southern Union’s June 11, 2003 acquisition of Panhandle Energy from CMS Gas Transmission Company (CMS Gas Transmission), a subsidiary of CMS Energy Corporation (CMS Energy and, together with CMS Gas Transmission, CMS). See Item 8. Financial Statements and Supplementary Data, Note 1 - Corporate Structure. Panhandle Energy is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The Panhandle Energy entities include the following:

•	Panhandle Eastern Pipe Line;
•	Trunkline Gas Company, LLC (Trunkline);
•	Sea Robin Pipeline Company, LLC (Sea Robin);
•	Trunkline LNG Holdings, LLC (LNG Holdings);
•	Trunkline LNG Company, LLC (Trunkline LNG); and
•	Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage).

Panhandle Energy accounted for its acquisition by Southern Union using the purchase method of accounting in accordance with accounting principles generally accepted within the United States of America with Panhandle Energy allocating (pushdown) the purchase price paid by Southern Union to Panhandle’s net assets as of the acquisition date. The Panhandle assets acquired and liabilities assumed were recorded based on their estimated fair value as of the acquisition date based on the results of outside appraisals. Accordingly, the post-acquisition financial statements reflect a new basis of accounting and pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable. See Item 8. Financial Statements and Supplementary Data, Note 1 - Corporate Structure.

Panhandle Energy owns and operates a large natural gas open-access interstate pipeline network. The pipeline network, consisting of the Panhandle Eastern Pipe Line transmission system, the Trunkline transmission system and the Sea Robin transmission system, serves customers in the Midwest and Southwest with a comprehensive array of transportation and storage services. Panhandle Eastern Pipe Line’s transmission system consists of four large diameter pipelines extending approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through the states of Missouri, Illinois, Indiana and Ohio and terminating in Michigan. Trunkline’s transmission system consists of two large diameter pipelines extending approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through the states of Arkansas, Mississippi, Tennessee, Kentucky, Illinois and Indiana to a point on the Indiana-Michigan border. Sea Robin’s transmission system consists of two offshore Louisiana natural gas supply systems extending approximately 81 miles into the Gulf of Mexico. In connection with its gas transmission and storage systems, Panhandle Energy has five gas storage fields located in Illinois, Kansas, Louisiana, Michigan and Oklahoma. Southwest Gas Storage operates four of these fields and Trunkline operates one. Through Trunkline LNG, Panhandle Energy owns and operates a liquefied natural gas (LNG) terminal in Lake Charles, Louisiana, which is one of the largest operating LNG facilities in North America based on its current sustainable send out capacity of approximately 1.2 billion cubic feet per day (Bcf/d).

Approximately half of Panhandle Energy’s revenue comes from reservation fees related to long-term service agreements with local distribution company customers and their affiliates. Panhandle Energy also provides firm transportation services under contracts to gas marketers, producers, other pipelines, electric power generators, and a variety of other end-users. In addition, the pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis. Demand for gas transmission on Panhandle Energy’s pipeline systems is somewhat seasonal, with the highest throughput and a higher portion of annual operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters.

The following table provides a summary of transportation volumes (in a trillion British thermal units (TBtu)) associated with the reported results of operations for the periods presented:

	Year Ended December 31,
	2005	2004	2003
Panhandle Energy
Panhandle Eastern Pipe Line	609	573	593
Trunkline	459	527	605
Sea Robin	146	184	182
Trunkline LNG Usage Volumes	108	170	248

The following table provides a summary of certain statistical information associated with Panhandle Energy at December 31, 2005:

Year Ended
December 31,
2005
Approximate Miles of Pipelines
Panhandle Eastern Pipe Line	6,500
Trunkline	3,500
Sea Robin	450
Peak Day Delivery Capacity (Bcf/d)
Panhandle Eastern Pipe Line	2.8
Trunkline	1.5
Sea Robin	1.0
Trunkline LNG	1.3
Underground Storage Capacity-Owned (Bcf)	72
Underground Storage Capacity-Leased (Bcf)	16
Trunkline LNG Terminal Storage Capacity (Bcf)	6.3
Average Number of Transportation Customers	500
Weighted Average Remaining Life of Firm Transportation Contracts
Panhandle Eastern Pipe Line	3.0
Trunkline	10.5
Sea Robin (1)	1.0
Weighted Average Remaining Life of Firm Storage Contracts
Panhandle Eastern Pipe Line	2.5
Trunkline	0.3
___________________
(1) Sea Robin contracts are evergreen and are tied to the life of the gas reserves.

System Enhancements. Trunkline LNG is currently in the process of expanding its LNG terminal, which has increased sustainable send out capacity to approximately 1.2 Bcf/d from the former level of .63 Bcf/d and will increase terminal storage capacity to 9 billion cubic feet (Bcf) from the current 6.3 Bcf. On December 18, 2002, FERC approved Trunkline LNG’s incremental expansion of approximately .57 Bcf/d in send out capacity and approximately 2.7 Bcf of terminal storage capacity (Phase I). Construction on Phase I commenced in September 2003 and is expected to be completed late in the first quarter or early second quarter of 2006, with an estimated cost totaling $137 million, plus capitalized interest. The expanded vaporization capacity portion of the expansion was placed into service on September 18, 2005.

On September 17, 2004, as modified on September 23, 2004, FERC approved Trunkline LNG’s further incremental expansion project (Phase II). Phase II is estimated to cost approximately $82 million, plus capitalized interest, and will increase the LNG terminal sustainable send out capacity to 1.8 Bcf/d. Phase II has an expected in-service date of mid-2006.

On February 11, 2005, Trunkline received approval from FERC to construct, own and operate a 36-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal. The new 36-inch pipeline was placed into service on July 22, 2005 at a total construction cost of $46.7 million, plus capitalized interest. The pipeline creates additional transport capacity in association with the Trunkline LNG expansion and also includes new and expanded delivery points with major interstate pipelines.

Beginning January 2002, Trunkline LNG entered into a 22-year contract with BG LNG Services for all the uncommitted capacity at its Lake Charles, Louisiana LNG terminal facility. BG LNG Services also has contract rights for the additional .57 Bcf/d in send out capacity that is the subject of Phase I. BG LNG Services has contracted for all the proposed additional sendout capacity to result from the Phase II construction, subject to Trunkline LNG achieving certain construction milestones at this facility.

Significant Customers. The following table provides information related to Panhandle Energy’s significant customers:

	Percent of
	Transportation and
	Storage Segment	Remaining
	Revenues	average life
	For Year Ended	of contracts at
Customer	December 31, 2005	December 31, 2005

BG LNG Services (1)	17%	18.1
ProLiance	16	2.7
Ameren Corp. (2)	11	0.4 (4)
CMS Energy and affiliates (3)	8	3.3
Other top 10 customers	14	N/A
Remaining customers	34	N/A
Total percentage	100%

_______________________________
(1)
BG LNG Services’ contracts will expand with the completion of Phase I and Phase II. Phase I is currently expected to be completed late in the first quarter or early second quarter of 2006. Phase II is expected to be completed by mid-2006. Phase I will provide an annual increase of gross reservation revenues of approximately $39 million, $6 million of which was realized during 2005 due to the expanded vaporization capacity associated with the Phase I project. Phase II will provide additional annual gross revenues of approximately $22 million. (See Item 8. Financial Statements and Supplementary Data, Note 3 - Regulatory Matters). BG LNG Services’ transportation contract with Trunkline will increase in volume proportionally with the Phase I and Phase II expansions and is expected to increase reservation revenues by $8 million and $5 million, respectively, from 2005 firm transport levels.

(2)	Primarily these Ameren Corp. subsidiaries are Union Electric, Central Illinois Light Company, Illinois Power and Central Illinois Public Service.
(3)
Primarily Consumers Energy contracts that originally were set to expire in late 2005 but were amended and extended to 2008. These amended contracts will result in a reduction in CMS Energy’s revenue contribution to Panhandle Energy in calendar year 2006, the first full year of effectiveness. If the new contract had been in effect for the full year ended December 31, 2005, Panhandle Energy’s operating revenues would have been approximately $9 million lower.

(4)	In February 2006, certain expiring contracts with Ameren Corp. were renewed. These renewed contracts have a weighted average remaining life of 9.3 years.

Panhandle Energy’s customers are subject to change during the year as a result of capacity release provisions that allow them to release all or part of their capacity, which generally occurs for a limited time period. Under the terms of Panhandle Energy’s tariff, a temporary capacity release does not relieve the original customer from its payment obligations if the replacement customer fails to pay.

Regulation

Panhandle Energy is subject to regulation by various federal, state and local governmental agencies, including those specifically described below. See also Item 1. Business - Environmental, Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data, Note 3 - Regulatory Matters.

FERC has comprehensive jurisdiction over Panhandle Eastern Pipe Line, Southwest Gas Storage, Trunkline, Trunkline LNG and Sea Robin as natural gas companies within the meaning of the Natural Gas Act of 1938. For natural gas companies, FERC’s jurisdiction relates, among other things, to the acquisition, operation and disposal of assets and facilities and to the service provided and rates charged.

FERC has authority to regulate rates and charges for transportation or storage of natural gas in interstate commerce. FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of service using such facilities. Panhandle Eastern Pipe Line, Trunkline, Sea Robin, Trunkline LNG and Southwest Gas Storage hold certificates of public convenience and necessity issued by FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

The following table summarizes the status of the rate proceedings applicable to Panhandle Energy:

Date of Last
Company	Rate Filing	Status

Panhandle Eastern Pipe Line	May 1992	Settlement effective April 1997
Trunkline	January 1996	Settlement effective May 2001
Sea Robin	April 2001	Settlement effective May 2002
Trunkline LNG	June 2001	Settlement effective January 2002
Southwest Gas Storage	April 1989	Settlement effective October 1989

Panhandle Energy is also subject to the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Improvement Act of 2002, which regulate the safety of gas pipelines. Panhandle Energy is also subject to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.

For a discussion of the effect of certain FERC orders on Panhandle Energy, see Item 8. Financial Statements and Supplementary Data, Note 3 - Regulatory Matters.

Competition

The interstate pipeline systems of Panhandle Energy compete with those of other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service, flexibility, and reliability of service.

Natural gas competes with other forms of energy available to Panhandle Energy’s customers and end-users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulation, the capability to convert to alternate fuels and other factors, including weather and natural gas storage levels, affect the demand for natural gas in the areas served by Panhandle Energy.

Federal and state regulation of natural gas interstate pipelines has changed dramatically in the last two decades and could continue to change over the next several years. These regulatory changes have resulted and will continue to result in increased competition in the pipeline business. In order to meet competitive challenges, Panhandle Energy will need to adapt its marketing strategies, the type of transportation and storage services and its pricing and rate responses to competitive forces. Panhandle Energy also will need to respond to changes in state regulation in its market areas that allow direct sales to all retail end-user customers or, at a minimum, broader customer classes than now allowed.

FERC policy allows the issuance of certificates authorizing the construction of new interstate pipelines that are competitive with existing pipelines. A number of new pipeline and pipeline expansion projects are under development to transport large additional volumes of natural gas to the Midwest from the Rockies. These pipelines, which include Kinder Morgan’s Rockies Express Pipeline project and El Paso Corporation’s Continental Connector project, could potentially compete with Panhandle Energy. Increased competition could reduce the volumes of gas transported by Panhandle Energy to existing markets or force Panhandle Energy to lower rates in order to remain competitive.

Panhandle Energy’s direct competitors include Alliance Pipeline LP, ANR Pipeline Company, Natural Gas Pipeline Company of America, Northern Border Pipeline Company, Texas Gas Transmission Corporation, Northern Natural Gas Company and Vector Pipeline.

Environmental

Panhandle Energy is subject to federal, state and local laws and regulations relating to the protection of the environment. These evolving laws and regulations may require expenditures over a long period of time to control environmental impacts. Panhandle Energy has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures. These procedures are designed to achieve compliance with such laws and regulations. For additional information concerning the impact of environmental regulation on Panhandle Energy, see Item 8. Financial Statements and Supplementary Data, Note 13 - Commitments and Contingencies.

Insurance

Panhandle Energy maintains insurance coverage provided under its policies or policies of Southern Union similar to other comparable companies in the same lines of business. The insurance policies are subject to terms, conditions, limitations and exclusions that do not fully compensate Panhandle Energy for all losses. Furthermore, as Panhandle Energy renews its policies, it is possible that full insurance coverage may not be obtainable on commercially reasonable terms due to the recent more restrictive insurance markets. For example, the deductible on property insurance coverage is $5 million.

Employees

At December 31, 2005, Panhandle Energy had 978 full-time equivalent employees. Of these employees, 226 were represented by the Paper, Allied-Industrial Chemical and Energy Workers International Union, AFL-CIO, CLC. In June 2003, Panhandle Energy entered into a new agreement with this union that expires on May 28, 2006. The new agreement caps wage increases at three percent annually.

Available Information

Panhandle Eastern Pipe Line files annual, quarterly and special reports and other information as required with the Securities and Exchange Commission (SEC). Any document that Panhandle Eastern Pipe Line files with the SEC may be read or copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. Panhandle Eastern Pipe Line’s SEC filings are also available at the SEC’s website at http://www.sec.gov.

ITEM 1A. Risk Factors.

The risks and uncertainties described below are not the only ones faced by Panhandle Energy. Additional risks and uncertainties that it is unaware of, or that it currently deems immaterial, also may become important factors that affect it. If any of the following risks occur, Panhandle Energy’s business, financial condition or results of operations could be materially and adversely affected.

Panhandle Energy has substantial debt and depends on its ability to access the capital markets.

Panhandle Energy has a significant amount of debt outstanding. As of December 31, 2005, consolidated debt on the Consolidated Balance sheet totaled $1.18 billion outstanding compared to total capitalization (long term debt plus partners’ equity) of $2.03 billion.

Some of Panhandle Energy’s debt obligations contain financial covenants related to debt-to-capital ratios and interest coverage ratios. Panhandle Energy’s failure to comply with any of these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations or render it unable to borrow under certain credit agreements. Any such acceleration would cause a material adverse change in Panhandle Energy’s financial condition.

Panhandle Energy relies on access to both short-term and long-term credit as a significant source of liquidity for capital requirements not satisfied by the cash flow from its operations. Any worsening of Panhandle Energy’s financial condition could hamper its ability to access the credit markets. External events could also increase Panhandle Energy’s cost of borrowing or adversely affect its ability to access the capital markets.

Further, in order for Panhandle Energy to receive equity contributions or loans from its parent Southern Union, certain state regulatory approvals are required. This may limit Panhandle Energy’s overall access to sources of capital otherwise available. Restrictions on Panhandle Energy’s ability to access capital markets could affect its ability to execute its business plan or limit its ability to pursue improvements or acquisitions on which it may otherwise rely for future growth.

Credit ratings downgrades would increase Panhandle Energy’s financing costs and could limit its ability to access the capital markets.

As of December 31, 2005, Panhandle Energy’s debt is currently rated Baa3 by Moody's Investor Services, Inc., BBB by Standard & Poor's and BBB by Fitch Ratings. If its current ratings are downgraded below investment grade or if there are times when it is placed on "credit watch," both borrowing costs and the costs of maintaining certain contractual relationships could increase. Panhandle Energy’s credit rating can be impacted by the credit rating and activities of its parent company, Southern Union Company. Thus, adverse impacts to Southern Union and its activities, which may include activities unrelated to Panhandle Energy may have adverse impacts on Panhandle Energy’s credit rating and financing and operating costs.

Panhandle Energy is controlled by Southern Union.

Panhandle Energy is an indirect wholly-owned subsidiary of Southern Union Company. Southern Union executives serve as the board of managers and as executive officers of Panhandle Energy. Accordingly, Southern Union controls and directs all Panhandle Energy business affairs and may unilaterally effect changes to its management team and decides all matters submitted for member approval. In circumstances involving a conflict of interest between Southern Union, on the one hand, and Panhandle Energy’s creditors, on the other hand, Panhandle Energy can give no assurance that Southern Union would not exercise its power to control Panhandle Energy in a manner that would benefit Southern Union to the detriment of its creditors.

Panhandle Energy is subject to operating risks.

Panhandle Energy’s operations are subject to all operating hazards and risks incident to handling, storing, transporting and providing customers with natural gas, including explosions, pollution, release of toxic substances, fires and other hazards, each of which could result in damage to or destruction of its facilities or damage to persons and property. If any of these events were to occur, Panhandle Energy could suffer substantial losses. Moreover, as a result, Panhandle Energy has been, and likely will be, a defendant in legal proceedings and litigation arising in the ordinary course of business. Although Panhandle Energy maintains insurance coverage, such coverage may not be adequate to protect Panhandle Energy from all material expenses related to these risks.

Panhandle Energy is subject to extensive federal, state and local laws and regulations regulating the environmental aspects of its business that may increase its costs of operations, expose it to environmental liabilities and require it to make material unbudgeted expenditures.

Panhandle Energy is subject to extensive federal, state and local laws and regulations regulating the environmental aspects of its business (including air emissions). These laws and regulations are complex and have tended to become increasingly strict over time. These laws and regulations have necessitated, and in the future may necessitate, increased capital expenditures and operating costs. In addition, certain environmental laws can impose liability without regard to fault concerning contamination at a broad range of properties, including those currently or formerly owned, leased or operated properties and properties where Panhandle Energy disposed of, or arranged for the disposal of, waste.

Panhandle Energy is currently monitoring or remediating contamination at a number of its facilities and at third party waste disposal sites pursuant to environmental laws and regulations and indemnification agreements. Panhandle Energy cannot predict with certainty the sites for which it may be responsible, the amount of resulting cleanup obligations that may be imposed on it or the amount and timing of future expenditures related to environmental remediation because of the difficulty of estimating cleanup costs and the uncertainty of payment by other potentially responsible parties.

Costs and obligations can also arise from claims for toxic torts and natural resource damages or from releases of hazardous materials on other properties as a result of ongoing operations or disposal of waste. Compliance with amended, new or more stringently enforced existing environmental requirements, or the future discovery of contamination, may require material unbudgeted expenditures. These costs or expenditures could have a material adverse effect on Panhandle Energy’s business, financial condition or results of operations, particularly if such costs or expenditures are not fully recoverable from insurance or through the rates charged to customers or if they exceed any amounts that have been reserved.

Terrorist attacks, such as the attacks that occurred on September 11, 2001, have resulted in increased costs, and the consequences of the War on Terror and the Iraq conflict may adversely impact Panhandle Energy’s results of operations.

The impact that terrorist attacks, such as the attacks of September 11, 2001, may have on the energy industry in general, and on Panhandle Energy in particular, is not known at this time. Uncertainty surrounding military activity may affect its operations in unpredictable ways, including disruptions of fuel supplies and markets and the possibility that infrastructure facilities, including pipelines, LNG facilities, gathering facilities and processing plants could be direct targets of, or indirect casualties of, an act of terror or a retaliatory strike. Panhandle Energy may have to incur significant additional costs in the future to safeguard its physical assets.

Panhandle Energy’s business is highly regulated.

Panhandle Energy’s transportation and storage business is subject to regulation by federal and state regulatory authorities. FERC, the U.S. Department of Transportation and various state and local regulatory agencies regulate the interstate pipeline business. In particular, FERC regulates services provided and rates charged by Panhandle Energy. In addition, the U.S. Coast Guard has oversight over certain issues related to the importation of LNG.

Panhandle Energy’s rates and operations are subject to regulation by federal regulators as well as the actions of the Congress and state legislatures and, in some respects, state regulators. Panhandle Energy cannot predict or control what effect future actions of regulatory agencies may have on its business or its access to the capital markets. Furthermore, the nature and degree of regulation of natural gas companies has changed significantly during the past 25 years and there is no assurance that further substantial changes will not occur or that existing policies and rules will not be applied in a new or different manner.

Should new regulatory requirements regarding the security of its pipeline system or new accounting treatment for certain entities be imposed, Panhandle Energy could be subject to additional costs that could adversely affect its business, financial condition and results of operations if these costs are deemed unrecoverable in rates.

The pipeline business of Panhandle Energy is subject to competition.

The interstate pipeline business of Panhandle Energy competes with those of other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service and the flexibility and reliability of service. Natural gas competes with other forms of energy available to Panhandle Energy’s customers and end-users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the capability to convert to alternate fuels, and other factors, including weather and natural gas storage levels, affect the demand for natural gas in the areas served by Panhandle Energy.

The success of the pipeline business of Panhandle Energy depends, in part, on factors beyond its control.

Third parties own most of the natural gas transported and stored through the pipeline systems operated by Panhandle Energy. As a result, the volume of natural gas transported and stored depends on the actions of those third parties and is beyond Panhandle Energy’s control. Further, the following factors, most of which also are beyond Panhandle Energy’s control, may unfavorably impact its ability to maintain or increase current transmission and storage rates, to renegotiate existing contracts as they expire or to remarket unsubscribed capacity:

•	future weather conditions, including those that favor alternative energy sources;
•	the market price of natural gas;
•	price competition;
•	drilling activity and supply availability;
•	the expiration of significant contracts;
•	service area competition; and
•	regulatory actions.

The success of Panhandle Energy depends on the continued development of additional natural gas reserves in the vicinity of its facilities and its ability to access additional reserves to offset the natural decline from existing wells connected to its system.

The amount of revenue generated by Panhandle Energy depends substantially upon the volume of natural gas it transports. As the reserves available through the supply basins connected to the Panhandle Energy system naturally decline, a decrease in development or production activity could cause a decrease in the volume of natural gas available for transmission. Investments by third parties in the development of new natural gas reserves connected to Panhandle Energy’s facilities depend on many factors beyond Panhandle Energy’s control.

Fluctuations in energy commodity prices could adversely affect the business of Panhandle Energy.

If natural gas prices in the supply basins connected to the pipeline systems of Panhandle Energy are higher than prices in other natural gas producing regions, especially Canada, the volume of gas transported by Panhandle Energy may be negatively impacted.

The pipeline business of Panhandle Energy is dependent on a small number of customers for a significant percentage of its sales.

Panhandle Energy’s top four customers accounted for 52 percent of its 2005 revenue. The loss of any one or more of these customers could have a negative adverse effect on Panhandle Energy’s business, financial condition or results of operation.

The pipeline revenues of Panhandle Energy are generated under contracts that must be renegotiated periodically.

The pipeline revenues of Panhandle Energy are generated under natural gas transportation contracts that expire periodically and must be replaced approximately every three years, on average. Although Panhandle Energy will actively pursue the renegotiation, extension and/or replacement of all of its contracts, it cannot assure that it will be able to extend or replace these contracts when they expire or that the terms of any renegotiated contracts will be as favorable as the existing contracts. If Panhandle Energy is unable to renew, extend or replace these contracts, or if Panhandle Energy renews them on less favorable terms, it may suffer a material reduction in revenues and earnings.

Panhandle Energy is exposed to the credit risk of its customers in the ordinary course of business.

Transportation service contracts obligate customers to pay charges for reservation of capacity, or reservation charges, regardless of whether they transport natural gas on the pipeline system. As a result, Panhandle Energy’s profitability will depend upon the continued financial performance and creditworthiness of its customers rather than just upon the amount of capacity provided under service contracts.

Generally, customers are rated investment grade or, as permitted by Panhandle Energy’s tariff, are required to make pre-payments or deposits, or to provide other collateral, if their creditworthiness is questionable. Nevertheless, Panhandle Energy cannot predict to what extent future declines in customers' creditworthiness may negatively impact its business.

Substantial risks are involved in operating a natural gas pipeline system.

Numerous operational risks are associated with the operation of a complex pipeline system. These include adverse weather conditions, accidents, the breakdown or failure of equipment or processes, the performance of pipeline facilities below expected levels of capacity and efficiency, the collision of equipment with pipeline facilities (such as may occur if a third party were to perform excavation or construction work near the facilities), and catastrophic events such as explosions, fires, earthquakes, floods, landslides, hurricanes, lightning or other similar events beyond Panhandle Energy’s control. It is also possible that infrastructure facilities could be direct targets or indirect casualties of an act of terror. A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage. Insurance proceeds may not be adequate to cover all liabilities or expenses incurred or revenues lost.

Panhandle Energy’s assets and operations can be affected by weather and other natural phenomena.

Panhandle Energy’s pipeline system, especially those portions that are located offshore, are subject to adverse weather conditions including hurricanes, earthquakes, tornadoes, extreme temperatures and other natural phenomena, making it more difficult for Panhandle Energy to realize the historic rates of return associated with these assets and operations.

Cautionary Factors That May Affect Future Results

The disclosure and analysis in this Form 10-K contains some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, Panhandle Energy also provides forward-looking statements in other materials it releases to the public as well as oral forward-looking statements. Such statements give Panhandle Energy’s current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Panhandle Energy has tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated products, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

Panhandle Energy cannot guarantee that any forward-looking statement will be realized, although management believes that Panhandle Energy has been prudent in its plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. Readers should bear this in mind as they consider forward-looking statements.

Panhandle Energy Union undertakes no obligation publicly to update forward-looking statements, whether as a result of new information, future events or otherwise. Readers are advised, however, to consult any further disclosures Panhandle Energy makes on related subjects in its 10-Q and 8-K reports to the SEC. Also note that Panhandle Energy provides the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its businesses. These are factors that, individually or in the aggregate, management thinks could cause Panhandle Energy’s actual results to differ materially from expected and historical results. Panhandle Energy notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers should understand that it is not possible to predict or identify all such factors. Consequently, readers should not consider the following to be a complete discussion of all potential risks or uncertainties.

Factors that could cause actual results to differ materially from those expressed in Panhandle Energy’s forward-looking statements include, but are not limited to, the following:

•	changes in demand for natural gas by Panhandle Energy’s customers, in the composition of Panhandle Energy’s customer base and in the sources of natural gas available to Panhandle Energy;
•
the effects of inflation and the timing and extent of changes in the prices and overall demand for and availability of natural gas as well as electricity, oil, coal and other bulk materials and chemicals;

•	adverse weather conditions, such as warmer than normal weather in Panhandle Energy’s service territories, and the operational impact of disasters such as Hurricanes Katrina and Rita;
•
changes in laws or regulations, third-party relations and approvals, decisions of courts, regulators and governmental bodies affecting or involving Panhandle Energy, including deregulation initiatives and the impact of rate and tariff proceedings before FERC and various state regulatory commissions;

•	the speed and degree to which additional competition is introduced to Panhandle Energy’s business and the resulting effect on revenues;
•	the outcome of pending and future litigation;
•	Panhandle Energy’s ability to comply with or to challenge successfully existing or new environmental regulations;
•	unanticipated environmental liabilities;
•	Panhandle Energy’s ability to acquire new businesses and assets and integrate those operations into its existing operations, as well as its ability to expand its existing businesses and facilities;
•	Panhandle Energy’s ability to control costs successfully and achieve operating efficiencies, including the purchase and implementation of new technologies for achieving such efficiencies;
•
the impact of factors affecting operations such as maintenance or repairs, environmental incidents, gas pipeline system constraints and relations with labor unions representing bargaining-unit employees;

•
exposure to customer concentration with a significant portion of revenues realized from a relatively small number of customers and any credit risks associated with the financial position of those customers;

•	changes in the ratings of Panhandle Energy’s debt securities or any of its subsidiaries;
•	changes in interest rates and other general capital markets conditions, and in Panhandle Energy’s ability to continue to access the capital markets;
•	acts of nature, sabotage, terrorism or other acts causing damage greater than Panhandle Energy’s insurance coverage limits;
•	market risks beyond Panhandle Energy’s control affecting its risk management activities including market liquidity, commodity price volatility and counterparty creditworthiness; and
•	other risks and unforeseen events.

ITEM 1B. Unresolved Staff Comments.

N/A

ITEM 2. Properties.

See Item 1. Business for information concerning the general location and characteristics of the important physical properties and assets of Panhandle Energy.

ITEM 3. Legal Proceedings.

Panhandle Energy and certain of its affiliates are parties to routine lawsuits and administrative proceedings incidental to their business involving, for example, claims for personal injury and property damage, environmental matters, contractual matters, various tax matters, and rates and licensing. Reference is made to Item 1, Business - Regulation, as well as to Item 8. Financial Statements and Supplementary Data, Note 3 - Regulatory Matters and Note 13 - Commitments and Contingencies, for a discussion of Panhandle Energy’s legal pro-ceedings. Also see Item 1A. Risk Factors - Cautionary Factors That May Affect Future Results.

ITEM 4. Submission of Matters to a Vote of Security Holders.

This Item has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of the partnership interests in Panhandle Eastern Pipe Line are privately held by Southern Union Panhandle, LLC and Southern Union. See Item 8. Financial Statements and Supplementary Data, Note 1 - Corporate Structure.

ITEM 6. Selected Financial Data.

This Item has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

This Management’s Discussion and Analysis of Financial Condition and Results of Operation is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Panhandle Energy’s financial condition, changes in financial condition and results of operations. The following section includes an overview of Panhandle Energy’s business as well as recent developments that Panhandle Energy believes are important in understanding its results of operations and to anticipate future trends in those operations. Subsequent sections include an analysis of Panhandle Energy’s results of operations on a consolidated basis and information relating to Panhandle Energy’s liquidity and capital resources, quantitative and qualitative disclosures about market risk, and other matters. The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. The Notes to Consolidated Financial Statements contain information that is pertinent to the analysis of Panhandle Energy’s financial condition and its results of operations, including a discussion of Panhandle Energy’s significant accounting policies.

Overview

Panhandle Energy’s business purpose is to provide natural gas transportation and storage in a safe, efficient and dependable manner. Panhandle Energy operates more than 10,000 miles of interstate pipelines that transport up to 5.3 Bcf/d of natural gas. For additional information related to Panhandle Energy’s line of business, locations of operations and services provided, see Item 1. Business.

Historically, much of Panhandle Energy’s business was conducted through long-term contracts with customers. Over the past several years some of Panhandle Energy’s customers have shifted to shorter term transportation services contracts. This shift, which can increase the volatility of revenues, is primarily due to changes in market conditions and competition with other pipelines, new supply sources, changing supply sources and volatility in natural gas prices. However, changes in commodity prices and volumes transported do not generally have a significant short-term impact on revenues because the majority of Panhandle Energy’s revenues are related to firm capacity reservation charges. For additional information related to Panhandle Energy’s related risk factors and the weighted average remaining lives of firm transportation and storage contracts, See Item 1A. Risk Factors and Item 1. Business, respectively.

Panhandle Energy’s regulated businesses periodically file for changes in their rates which are subject to approval by FERC. Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to negatively impact Panhandle Energy’s results of operations and financial condition. For information related to the status of current rate filings, see Item 1. Business.

Results of Operations

The following table illustrates the results of operations of Panhandle Energy for the periods presented:

			Year Ended
			December 31,
	Year Ended	Year Ended	2005 Versus 2004
	December 31,	December 31,	Favorable/(Unfavorable)
	2005	2004	Variances
	(In thousands)
Operating revenue:
Transportation and storage of natural gas	$434,537	$423,011	$11,526
LNG terminalling revenue	62,569	56,537	6,032
Other revenue	8,127	9,616	(1,489)
Total operating revenue	505,233	489,164	16,069

Operating expenses:
Operation, maintenance and general	204,461	212,106	7,645
Depreciation and amortization	62,171	60,182	(1,989)
Taxes, other than on income	28,196	26,867	(1,329)
Total operating expenses	294,828	299,155	4,327

Operating income	210,405	190,009	20,396

Other income (expense):
Interest expense, net	(48,285)	(48,429)	144
Other, net	4,069	2,409	1,660
Total other expense, net	(44,216)	(46,020)	1,804

Earnings before income taxes	166,189	143,989	22,200

Income taxes	64,627	56,056	(8,571)

Net earnings	$101,562	$87,933	$13,629

Operating Revenue. For the 12 months ended December 31, 2005, operating revenue increased $16.1 million versus the same time period during 2004. The increase was affected by:
•	Higher transportation and storage revenue of approximately $11.5 million primarily due:
o
An $8.8 million increase on Panhandle Eastern Pipe Line, reflecting higher average reservation rates on new contracts. Reservation average rates are dependent on certain factors including but not limited to rate regulation, customer demand for reserved capacity, capacity sold levels for a given period, and, in some cases, utilization of capacity;

o
A $7.4 million increase in Trunkline reservation revenues primarily related to the pipeline loop facilities extending from the Trunkline LNG terminal, which went into service in the third quarter of 2005;

o
Decreased commodity revenues on Trunkline of $2.3 million due to a reduction in commodity volumes of six percent resulting from low market spreads. Commodity revenues are dependent upon a number of variable factors, including weather, storage levels, and customer demand for firm, interruptible and parking services; and

o
Impacts of Hurricane Rita, which significantly reduced volumes flowing on Sea Robin and caused shutdowns of liquids production, resulting in approximately $3 million of revenue decreases. Management estimates further revenue reductions of approximately $2 million will be experienced in 2006 as a result of the hurricanes, plus an estimated $8 million to $12 million in lost opportunity revenues from delayed expansion in-service dates which were affected by the hurricanes and other technical issues.

•
Higher LNG terminalling revenue of $6 million primarily due to expanded vaporization capacity and a base capacity increase on the BG LNG contract, partially offset by lower volumes resulting from fewer cargoes.

Operating Expenses. Operating expenses for the 12 months ended December 31, 2005 decreased $4.3 million versus the same time period during 2004 primarily due to a decrease of $7.6 million in operation, maintenance and general expenses, partially offset by $2 million of higher depreciation and amortization primarily due to an increase in property, plant and equipment and $1.4 million of higher property tax assessments related to higher utility income. The operation, maintenance and general expense decrease of $7.6 million is primarily due to:
•
A reduction in certain administrative and operating expenses of approximately $6.9 million primarily due to synergies associated with the workforce reduction undertaken in the fourth quarter of 2004 associated with the integration of CrossCountry Energy, LLC, an affiliate of Southern Union;

•	A decrease of approximately $3.8 million of operating expenses due to a change in vacation pay practice and a corresponding accrual reduction;
•	A decrease of approximately $3.4 million of benefit costs primarily due to headcount reductions and lower post-retirement costs due to Medicare Part D reimbursements enacted;
•	Incurrence of approximately $1.7 million of severance-related costs in 2004 associated with the Cross Country Energy, LLC integration; and
•	Lower LNG power costs of approximately $1.5 million due to lower LNG volumes received in 2005.

Offsetting cost increases were as follows:
•	The higher net recovery of previously under-recovered fuel volumes of approximately $4.2 million in 2004;
•	Higher net expenses of approximately $7 million of damages directly associated with Hurricanes Katrina and Rita; and
•	An increase of $1.4 million in property tax assessments related to higher utility income.

Other Income (Expense). Other income, net for the 12 months ended December 31, 2005 increased $1.8 million versus the same time period during 2004, primarily due to higher related party interest income caused by increases in the underlying LIBOR-based rates in 2005. For further discussion of Panhandle Energy’s related party interest income, see Item 8. Financial Statements and Supplementary Data, Note 4 - Related Party Transactions.

Income Taxes. Income taxes during the 12 months ended December 31, 2005, versus the same time period during 2004, increased $8.6 million due to increases in pretax income, which reflects an effective tax rate of approximately 38.9 percent for both years ended December 31, 2005 and 2004.

Liquidity and Capital Resources

Based on Panhandle Energy’s current level of operations, management believes that cash flow from operations, available existing cash, and other sources, including liquid working capital and new borrowings, will be adequate to meet liquidity needs for the next several years, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations.

Operating Activities. Cash generated from internal operations constitutes Panhandle Energy’s primary source of liquidity. Additional sources of liquidity include use of available credit facilities, project and bank financings, issuance of long-term debt and proceeds from asset dispositions.

Cash flows from operating activities for the 12 months ended December 31, 2005 were $205.4 million versus $183.3 million for the same time period during 2004. Changes in operating assets and liabilities provided cash of $1 million for the years ended December 31, 2005 and 2004. The $22.1 million increase in cash flows from operating activities for the year ended December 31, 2005 versus 2004 was primarily attributable to the increase in net earnings.

Investing Activities. Panhandle Energy’s business strategy includes making prudent capital expenditures across its base of interstate transmission assets. Changes in cash flow resulting from investing activities associated with these objectives resulted primarily from ongoing expansion of its existing asset base through additions to property, plant and equipment. Historically, Panhandle Energy has utilized its operating cash flow to satisfy its general capital requirements and has accessed the capital markets only for extraordinary capital expenditures. Panhandle Energy estimates the remaining capital expenditures associated with the Phase I and Phase II expansion of its LNG terminal to be approximately $32.1 million in 2006, plus capitalized interest. Additionally, certain enhancements to the east end of the Panhandle Eastern Pipe Line system are planned with estimated capital outlays of $70 million and $27 million, plus capitalized interest, in years 2006 and 2007, respectively. Such enhancements will increase capacity and improve system integrity and efficiency. These estimates were developed for budgeting purposes and are subject to revision.

The following table is a summary of ongoing or planned expansion growth opportunities:

		Estimated	Estimated		Company	Project
		Project	Annual	Projected	Ownership	Status at
Project Name	Capacity	Cost (1)	EBIT	In Service	Percentage	December 31, 2005
		(In thousands)

Trunkline LNG Phase I	.57 Bcf/d	$137,000	$28,000	Late first quarter or	100%	Vaporization in service,
	2.7 Bcf storage			early second quarter 2006		remainder under construction

Trunkline LNG Phase II	.6 Bcf/d	$82,000	$16,000	Mid 2006	100%	Under construction

Trunkline North Texas	.3 to .6 Bcf/d	$90,000 to $110,000	(2)	Late 2007	100%	Customer negotiations

Trunkline LNG Infrastructure	Ambient Air	$250,000 to $280,000	(2)	Mid 2008	100%	Customer negotiations
Enhancement Project (IEP)	Vaporization and
	NGL extraction

(1) Excludes capitalized interest.
(2) Amount is not currently determinable as related contractual discussions are ongoing and/or the project economic analyses are still being developed.

The following table presents a summary of property, plant and equipment additions related to major projects.

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
Property, Plant and Equipment Additions	2005	2004	2003
	(In thousands)

LNG Terminal Expansions	$75,263	$88,323	$34,386
Trunkline LNG Loop	25,329	21,321	-
Pipeline Integrity	21,816	18,378	21,860
System Reliability	22,637	16,807	14,581
Information Technology	6,162	6,226	14,460
Other	38,208	32,649	13,678
Total (1)	$189,415	$183,704	$98,965

(1) Includes net capital accruals totaling $(5,537), $10,657 and $5,356 for the years ended December 31, 2005,
December 31, 2004 and December 31, 2003, respectively.

Late in the third quarter of 2005, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast after coming through the Gulf of Mexico. These hurricanes caused modest damage to property and equipment owned by Sea Robin, Trunkline, and Trunkline LNG. Approximately $900,000 of capital outlays were recorded in 2005, with additional estimated capital outlays of approximately $20 million, prior to any insurance recoveries, expected to be incurred in 2006. Estimated capital outlays primarily include repair and replacement of equipment lost or damaged in the hurricanes, potential abandonment costs for certain facilities, which will be impacted by producer decisions regarding rebuilding their damaged platforms and reconnecting their gas reserves to Panhandle Energy’s pipelines, and higher LNG terminal construction costs.

Cash flows used in investing activities for the 12 months ended December 31, 2005 increased by approximately $38.8 million versus the same time period in 2004. Such increase in investing activities is primarily due to an increase of $21.9 million in capital expenditures, most of which is related to the Trunkline LNG expansion projects, and an increase in net loans made to Southern Union of approximately $16.4 million.

Financing Activities. As of December 31, 2005, Panhandle Energy’s debt was rated BBB by Fitch Ratings, Inc. and Standard & Poor’s and Baa3 by Moody’s Investor Services, Inc. The instruments governing Panhandle Energy’s rated debt require it to maintain a specified fixed charge coverage ratio and leverage ratio and restrict Panhandle Energy’s ability to make certain payments if these ratios are not maintained. The governing instruments also limit the ability of Panhandle Energy to subject its properties to certain liens. At December 31, 2005, as a result of these covenants, Panhandle Energy was subject to a $495.7 million limitation on additional restricted payments, including dividends and loans to affiliates, and a limitation of $232.6 million of additional secured and subsidiary level indebtedness. Panhandle Energy is also subject to a limitation of $401.6 million of total additional indebtedness. If Panhandle Energy’s debt ratings by Moody’s Investor Services, Inc. were to fall below Baa3, or if its debt ratings by Standard and Poor’s were to fall below BBB-, then the allowable restricted payments would be reduced to $445.6 million. At December 31, 2005, Panhandle Energy was in compliance with all covenants in the instruments governing its rated debt.

For additional information related to Panhandle Energy’s debt, see Item 8. Financial Statements and Supplementary Data, Note 11 - Debt.

Cash flows used in financing activities for the 12 months ended December 31, 2005 increased by approximately $18 million versus the same period in 2004 primarily due to a decrease in bank overdrafts of approximately $25.7 million, partially offset by net debt issuances of $7.7 million.

Other Matters

Regulation. See Item 8. Financial Statements and Supplementary Data, Note 3 - Regulatory Matters.

Environmental Matters. See Item 8. Financial Statements and Supplementary Data, Note 13 - Commitments and Contingencies.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations. Panhandle Eastern Pipe Line provided a guarantee related to the bridge financing entered into by Southern Union on November 17, 2004 of $407 million to fund a portion of Southern Union’s equity investment in CCE Holdings, LLC (Bridge Loan). The Bridge Loan was subject to standard terms and conditions and was due and payable on May 17, 2005. The Bridge Loan was repaid in February 2005 and Panhandle Eastern Pipe Line has been released from all related obligations.

Contractual Commitments. The following table summarizes Panhandle Energy’s expected contractual obligations by payment due date as of December 31, 2005.

						2011 and
	2006	2007	2008	2009	2010	thereafter
	(In thousands)

Operating Leases (1)	$13,849	$11,956	$8,065	$7,313	$6,529	$20,906

Total long term debt (2)	-	455,626	300,000	60,623	40,500	316,305

Interest payments on debt (3)	59,765	45,264	36,048	25,242	20,602	125,761

Firm capacity payments (4)	10,622	8,831	7,385	7,116	5,739	25,511

OPEB funding (5)	7,812	7,812	7,812	7,812	7,812	-

Total	$92,048	$529,489	$359,310	$108,106	$81,182	$488,483

(1) Lease of various assets utilized for operations.
(2) The long-term debt cash obligations exclude $12.2 million of unamortized debt premium as of December 31, 2005.
(3) Interest payments at stated rate.
(4) Charges for third party storage capacity.
(5) Panhandle is committed to the funding levels of $7.8 million per year until modified by future rate proceedings, the timing of which is uncertain.

Postretirement Benefits. Certain changes that were approved in the fourth quarter of 2005 relating to Panhandle Energy’s postretirement health care plan have reduced Panhandle Energy’s accumulated postretirement benefit obligation by approximately $24.3 million and future expenses by approximately $1 million per quarter. For additional information on postretirement benefits, see Item 8. Financial Statements and Supplementary Data, Note 14 - Benefits.

Vacation Plan Change. Effective January 1, 2006, non-union employees will earn vacation on a monthly accrual basis versus having their complete vacation entitlement earned at the beginning of the year. At December 31, 2005, Panhandle Energy reduced the previously accrued obligation by $3.8 million to reflect this new vacation pay practice.

Inflation. Panhandle Energy believes that inflation has caused and will continue to cause increases in certain operating expenses and has required and will continue to require it to replace assets at higher costs. Panhandle Energy continually reviews the adequacy of its rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those rates.

New Accounting Pronouncements

Panhandle Energy adopted FASB Statement 123R, Share-Based Payment, effective January 1, 2006, using the modified prospective method. The statement requires Panhandle Energy to measure all employee stock-based compensation using a fair value method and record such expense in its Consolidated Statement of Operations. Based upon unexercised stock option balances outstanding at December 31, 2005, Panhandle Energy estimates additional compensation expense resulting from the implementation of this Statement will be $736,000 for year 2006, $732,000 for year 2007, $734,000 for year 2008 and $418,000 for year 2009. Southern Union did not make any amendments to its then existing stock option arrangements as a result of considering the Statement’s adoption. Upon the Panhandle Energy’s adoption of the Statement, no cumulative effect of a change in accounting principle was required to be recorded since Southern Union has historically granted all options at their grant date fair value, and accordingly there is no historical intrinsic value option compensation expense to adjust.

See Item 8. Financial Statements and Supplementary Data, Note 2 - Summary of Significant Accounting Policies - New Accounting Principles.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks.

Panhandle Energy has long-term debt which subjects Panhandle Energy to the risk of loss associated with movements in market interest rates.

At December 31, 2005, Panhandle Energy had issued fixed-rate long-term debt aggregating $717.4 million in principal amount (excluding net premiums on debt of $12.2 million) and having a fair value of $736.3 million. These instruments are fixed-rate and, therefore, do not expose Panhandle Energy to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $19.9 million if interest rates were to decline by ten percent from their levels at December 31, 2005. In general, such an increase in fair value would impact earnings and cash flows only if Panhandle Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Panhandle Energy’s floating-rate obligations aggregated $455.6 million at December 31, 2005. The floating-rate obligations expose Panhandle Energy to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating rates were to increase by ten percent from December 31, 2005 levels, Panhandle Energy’s consolidated interest expense would increase by approximately $181,000 each month in which such increase continued. This amount has been determined by considering the impact of the hypothetical interest rates on the variable rate borrowings outstanding as of December 31, 2005.

In March 2004, Panhandle Energy entered into interest rate swaps to hedge the risk associated with the fair value of its $200 million in principal amount of 2.75% Senior Notes. These swaps are designated as fair value hedges and qualify for the short cut method under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the swap agreements, Panhandle Energy will receive fixed interest payments at a rate of 2.75 percent and will make floating interest payments based on the six-month LIBOR. No ineffectiveness is assumed in the hedging relationship between the debt instrument and the interest rate swap. As of December 31, 2005 and 2004, the fair values of the swaps are included in the Consolidated Balance Sheet as liabilities and matching adjustments to the underlying debt of $5.7 million and $3.9 million, respectively.

See Item 8. Financial Statements and Supplementary Data, Note 11 - Debt.

ITEM 8. Financial Statements and Supplementary Data

The information required here is included in the report as set forth in the Index to Consolidated Financial Statements on page F-1.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

N/A

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Panhandle Energy performed an evaluation under the supervision and with the participation of its management, including its President and Chief Operating Officer (principal executive officer) and Chief Financial Officer (principal financial officer), and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of Panhandle Energy’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, Panhandle Energy’s President and Chief Operating Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2005 and have communicated that determination to the Board of Managers and Southern Union’s Audit Committee, which also serves as Panhandle Eastern Pipe Line’s Audit Committee.

Changes in Internal Controls

There were no changes in Panhandle Energy’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or is reasonably likely to materially affect, Panhandle Energy’s internal controls over financial reporting.

ITEM 9B. Other Information.

No information was required to be reported on Form 8-K for the quarter ended December 31, 2005.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 13. Certain Relationships and Related Transactions.

Item 13, Certain Relationships and Related Transactions, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 14. Principal Accountant Fees and Services.

Below is a summary of fees billed to Panhandle Energy by its principal audit firms for the years ended December 31, 2005 and 2004.

Fee Category	2005	2004
	(in thousands)
Audit Fees (1)
PricewaterhouseCoopers LLP	$1,034	$703

Audit-Related Fees (2)
PricewaterhouseCoopers LLP	150	409
Ernst & Young LLP	-	166

All Other Fees (3)	-	-

Total Fees	$1,184	$1,278

____________
(1) Audit Fees consists of fees billed for professional services rendered in connection with the audit of the annual financial statements and review of the quarterly financial statements.
(2) Audit-Related Fees consists of fees billed for accounting research and professional services rendered in connection with debt offerings and registration statements, state and federal regulatory audits, and review of internal controls.
(3) All Other Fees consists of fees associated with consulting services.

The audit committee of the board of directors of Southern Union Company has considered whether the provision of the non-audit services described above is compatible with maintaining the independence of PricewaterhouseCoopers LLP. The audit committee has adopted a policy requiring pre-approval of all auditing and non-audit services (including the fees and terms thereof) to be provided to Panhandle Energy by its independent auditor, other than non-audit services not recognized to be non-audit services at the time of the engagement that meet the de minimis exceptions described in Section 10A(i)(1)(B)(i) of the Securities Exchange Act of 1934; provided that they are approved by the Audit Committee prior to the completion of the audit.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)(1) and (2)  Financial Statements and Financial Statement Schedules.

(a)(3) Exhibits.

Exhibit No.   Description

3(a)	Certificate of Formation of Panhandle Eastern Pipe Line Company, LP. (Filed as Exhibit 3.A to the Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

3(b)
Limited Partnership Agreement of Panhandle Eastern Pipe Line Company, LP, dated as of June 29, 2004, between Southern Union Company and Southern Union Panhandle LLC. (Filed as Exhibit 3.B to the Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

4(a)
Indenture dated as of March 29, 1999, among CMS Panhandle Holding Company, Panhandle Eastern Pipe Line Company and NBD Bank, as Trustee. (Filed as Exhibit 4(a) to the Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.)

4(b)
1st Supplemental Indenture dated as of March 29, 1999, among CMS Panhandle Holding Company, Panhandle Eastern Pipe Line Company and NBD Bank, as Trustee, including a form of Guarantee by Panhandle Eastern Pipe Line Company of the obligations of CMS Panhandle Holding Company. (Filed as Exhibit 4(b) to the Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.)

4(c)	2nd Supplemental Indenture dated as of March 27, 2000, between Panhandle, as Issuer and Bank One Trust Company, National Association, as Trustee. (Filed as Exhibit 4(e) to the Form S-4 filed on June 22, 2000, and incorporated herein by reference.)

4(d)
3rd Supplemental Indenture dated as of August 18, 2003, between Panhandle, as Issuer and Bank One Trust Company, National Association, as Trustee (Filed as Exhibit 4(d) to the Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.)

4(e)
4th Supplemental Indenture dated as of March 12, 2004, between Panhandle, as Issuer and J.P. Morgan Trust Company, National Association, as Trustee. (Filed as Exhibit 4.E to the Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

4(f)
Indenture dated as of February 1, 1993, between Panhandle and Morgan Guaranty Trust Company effective January 1, 1982, as amended December 3, 1999. (Filed as Exhibit 4 to the Form S-3 filed February 19, 1993, and incorporated herein by reference.)

24	Power of Attorney.

31.1	Rule 13a - 14(a)/15d - 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a - 14(a)/15d - 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2006.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

By:   /s/ ROBERT O. BOND
Robert O. Bond
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Panhandle Eastern Pipe Line Company, LP and in the capacities indicated and on the 16th day of March, 2006.

	SIGNATURE	TITLE
(i)	Principal executive officer: /s/ ROBERT O. BOND Robert O. Bond	President and Chief Operating Officer
(ii)	Principal financial officer: /s/ JULIE H. EDWARDS Julie H. Edwards	Senior Vice President and Chief Financial Officer
(iii)	Principal accounting officer: /s/ GARY W. LEFELAR* Gary W. Lefelar	Senior Vice President and Chief Accounting Officer

SIGNATURE	TITLE
(iv)	A majority of the Board of Directors of Southern Union Company, Sole Member of Southern Union Panhandle, LLC, General Partner of Panhandle Eastern Pipe Line Company, L.P.
/s/ GEORGE L. LINDEMANN* George L. Lindemann	Chairman Southern Union Company
/s/ DAVID BRODSKY* David Brodsky	Director, Southern Union Company
/s/ FRANK W. DENIUS* Frank W. Denius	Director, Southern Union Company
/s/ KURT A. GITTER, M.D.* Kurt A. Gitter, M.D.	Director, Southern Union Company
/s/ HERBERT H. JACOBI* Herbert H. Jacobi	Director, Southern Union Company
/s/ ADAM M. LINDEMANN* Adam M. Lindemann	Director, Southern Union Company
/s/ THOMAS N. McCARTER, III* Thomas N. McCarter, III	Director, Southern Union Company
/s/ GEORGE ROUNTREE, III* George Rountree, III	Director, Southern Union Company
/s/ ALAN D. SCHERER* Alan D. Scherer	Director, Southern Union Company

*By: /s/ JULIE H. EDWARDS Senior Vice President and Chief Financial Officer Attorney-in-fact	*By: /s/ ROBERT O. BOND President and Chief Operating Officer Attorney-in-fact

PANHANDLE EASTERN PIPE LINE, LP
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements and Supplementary Data:	Page:
Consolidated Statement of Operations - years ended December 31, 2005 and 2004, and
the periods June 12 - December 31, 2003 and January 1 - June 11, 2003	F-2
Consolidated Balance Sheet - December 31, 2005 and December 31, 2004	F-3 - F-4
Consolidated Statement of Cash Flows - years ended December 31, 2005 and 2004 and
the periods June 12 - December 31, 2003 and January 1 - June 11, 2003	F-5
Consolidated Statement of Owners' Equity and Comprehensive Income -
years ended December 31, 2005 and 2004 and the periods
June 12 - December 31, 2003 and January 1 - June 11, 2003	F-6
Notes to Consolidated Financial Statements	F-7
Reports of Independent Registered Public Accounting Firm	F-37 - F-38

All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF OPERATIONS

	Post-acquisition			Pre-acquisition
	Year Ended	Year Ended	June 12 -
	December 31, 2005	December 31, 2004	December 31, 2003	January 1 - June 11, 2003
	(In thousands)
Operating revenue
Transportation and storage of natural gas	$434,537	$423,011	$230,592	$196,408
LNG terminalling revenue	62,569	56,537	33,389	26,750
Other revenue	8,127	9,616	4,974	10,701
Total operating revenue	505,233	489,164	268,955	233,859

Operating expenses
Operation, maintenance and general	204,461	212,106	117,930	90,800
Depreciation and amortization	62,171	60,182	33,129	23,110
Taxes, other than on income	28,196	26,867	14,684	12,478
Total operating expenses	294,828	299,155	165,743	126,388

Operating income	210,405	190,009	103,212	107,471

Other income (expense)
Interest expense, net	(48,285)	(48,429)	(25,537)	(35,416)
Other, net	4,069	2,409	7,098	6,488
Total other income (expense)	(44,216)	(46,020)	(18,439)	(28,928)

Earnings before income taxes	166,189	143,989	84,773	78,543

Income taxes (Note 6)	64,627	56,056	33,321	30,532

Earnings before cumulative effect of change
in accounting principles	101,562	87,933	51,452	48,011

Cumulative effect of change in accounting
principles, net of tax:
Asset retirement obligations, SFAS 143	-	-	-	2,003

Net earnings	$101,562	$87,933	$51,452	$50,014

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEET

	December 31, 2005	December 31, 2004
Assets	(In thousands)

Property, plant and equipment (Note 7)
Plant in service	$2,163,474	$1,947,524
Construction work-in-progress	176,370	203,094
	2,339,844	2,150,618
Less accumulated depreciation and amortization	145,550	87,683
Net property, plant and equipment	2,194,294	2,062,935

Investment in affiliate (Note 9)	1,468	1,436

Current assets
Cash and cash equivalents	585	26,054
Accounts receivable, billed and unbilled,
less allowances of $1,168 and $1,289, respectively	55,786	48,085
Accounts receivable - related parties (Note 4)	9,556	7,287
Gas imbalances - receivable	105,233	36,122
System gas and operating supplies	89,620	98,250
Deferred income taxes, net (Note 6)	2,086	10,698
Note receivable - Southern Union (Note 4)	110,580	90,745
Other	11,501	11,646
Total current assets	384,947	328,887

Intangible customer contract, net (Note 8)	8,031	8,496
Restricted cash	-	1,500
Debt issuance cost	3,634	4,471
Non-current system gas	25,087	30,471
Other	1,853	1,964

Total assets	$2,619,314	$2,440,160

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEET (CONTINUED)

	December 31, 2005	December 31, 2004
	(In thousands)
Owners' equity
Partners' capital	$903,968	$802,406
Accumulated other comprehensive income	1,339	1,231
Tax sharing note receivable - Southern Union	(50,862)	(70,971)
Total owners' equity	854,445	732,666

Long-term debt (Note 11)	1,179,534	1,174,065
Total capitalization	2,033,979	1,906,731

Current liabilities
Current portion of long-term debt (Note 11)	-	12,548
Accounts payable	3,054	3,449
Accounts payable - overdrafts	7,866	20,103
Accounts payable - related parties (Note 4)	8,560	3,478
Gas imbalances - payable	124,297	102,567
Accrued taxes (Note 6)	15,228	10,750
Accrued interest	19,569	19,119
Fuel tracker obligation (Note 2)	32,863	5,296
Labor and benefit accruals	16,643	15,199
Other operating expense accruals	11,938	6,244
Capital accruals	11,681	17,582
Post-retirement benefits - current (Note 14)	7,812	7,811
Other	22,365	33,107
Total current liabilities	281,876	257,253

Deferred income taxes, net (Note 6)	205,787	172,193
Post-retirement benefits (Note 14)	26,103	30,449
Other	71,569	73,534
Commitments and contingencies (Note 13)

Total owners' equity and liabilities	$2,619,314	$2,440,160

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF CASH FLOWS

	Post-acquisition			Pre-acquisition
	Year Ended	Year Ended	June 12 -	January 1 -
	December 31,	December 31,	December 31,	June 11,
	2005	2004	2003	2003
	(In thousands)
Cash Flows From (Used In) Operating Activities
Net earnings	$101,562	$87,933	$51,452	$50,014
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	62,171	60,182	33,129	23,110
Gain on extinguishment of debt	-	(231)	(6,123)	-
Deferred income taxes, net	42,133	39,574	33,321	30,532
Debt premium and discount amortization, net	(1,293)	(5,033)	(8,272)	(201)
Cumulative effect of change in accounting principle	-	-	-	(2,003)
Changes in operating assets and liabilities:
Accounts receivable	(9,970)	1,759	4,212	219
Inventories	(6,683)	(31,693)	(24,625)	2,520
Gas imbalances - receivable	735	(9,148)	21,742	(30,952)
Other assets	310	(8,293)	7,173	11,955
Payables	4,687	(3,564)	(3,620)	2,883
Accrued taxes	24,587	8,490	9,979	6,673
Interest accrued	450	(1,898)	1,194	(4,768)
Gas imbalances - payable	(465)	36,518	(2,455)	27,527
Other liabilities	(12,851)	8,714	(5,088)	(6,915)
Net cash flows from operating activities	205,373	183,310	112,019	110,594

Cash Flows From (Used In) Investing Activities
Net increase in Note receivable - Southern Union	(19,835)	(3,395)	(87,350)	-
Net increase in Note receivable - CMS Capital	-	-	-	(62,570)
Capital and investment expenditures	(194,952)	(173,047)	(64,270)	(29,339)
Purchase of system gas,net	-	-	(3,939)	(2,724)
Sale of Centennial	-	-	-	40,000
Sale of Atchafalaya	-	-	2,200	-
Retirements and other	(657)	(209)	237	(886)
Net cash flows used in investing activities	(215,444)	(176,651)	(153,122)	(55,519)

Cash Flows From (Used In) Financing Activities
Increase (decrease) in bank overdrafts	(12,237)	13,496	(1,001)	219
Debt issuance	255,626	200,000	550,000	10,000
Debt retirements	(258,433)	(209,671)	(545,044)	(45,852)
Premium on debt issuance	-	(190)	-	-
Debt issuance costs	(354)	(1,050)	(4,434)	-
Debt retirement costs	-	-	(1,595)	-
Return of capital	-	-	-	(40,000)
Net cash flows from (used in) financing activities	(15,398)	2,585	(2,074)	(75,633)

Net increase (decrease) in cash and cash equivalents	(25,469)	9,244	(43,177)	(20,558)

Cash and cash equivalents at beginning of period	26,054	16,810	59,987	80,545
Cash and cash equivalents at end of period	$585	$26,054	$16,810	$59,987

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of interest rate swap and amounts capitalized)	$63,180	$68,250	$37,846	$38,187
Income taxes (net of refunds)	7	66	-	83
Other noncash Investing and Financing activities were:
Return of capital - Guardian equity investment	$-	$-	$-	$(27,781)
Property contributions received	-	-	-	15,149

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF OWNERS’ EQUITY AND COMPREHENSIVE INCOME

	Partners' Capital	Common Stock	Accumulated Other Comprehensive Income (Loss)	Other Paid-in Capital	Members' Capital	Retained Earnings (Deficit)	Note Receivable-CMS Capital	Tax Sharing Note Receivable-Southern Union	Total
	(In thousands)

Balance January 1, 2003 (Pre-acquisition)	$-	$1,000	$(39,179)	$1,280,794	$-	$(340,031)	$(150,000)	$-	$752,584

Comprehensive income:
Net earnings	-	-	-	-	-	50,014	-	-	50,014
Unrealized loss related to interest rate swaps, net of tax	-	-	(3,180)	-	-	-	-	-	(3,180)
Comprehensive income	-	-	(3,180)	-	-	50,014	-	-	46,834
Return of capital - Centennial	-	-	-	(40,000)	-	-	-	-	(40,000)
Return of capital - Guardian equity investment	-	-	-	(27,781)	-	-	-	-	(27,781)
Capital contribution from CMS Gas Transmission	-	-	-	15,149	-	-	-	-	15,149
Other	-	-	-	194	-	-	-	-	194

Balance June 11, 2003 (Acquisition date)	$-	$1,000	$(42,359)	$1,228,356	$-	$(290,017)	$(150,000)	$-	$746,980

Balance June 12, 2003 (Post-acquisition)	$-	$1,000	$(42,359)	$1,228,356	$-	$(290,017)	$(150,000)	$-	$746,980

Acquisition adjustments to eliminate original balances	-	(1,000)	42,359	(1,228,356)	-	290,017	150,000	-	(746,980)
Pushdown of purchase price and related costs	-	-	-	-	679,465	-	-	-	679,465
Tax sharing receivable - Southern Union	-	-	-	-	-	-	-	(85,471)	(85,471)
Subtotal	-	-	-	-	679,465	-	-	(85,471)	593,994

Comprehensive income:
Net earnings	-	-	-	-	-	51,452	-	-	51,452
Unrealized gain related to interest rate swaps, net of tax	-	-	1,372		-	-	-	-	1,372
Comprehensive income	-	-	1,372	-	-	51,452	-	-	52,824

Balance December 31, 2003 (Post-acquisition)	$-	$-	$1,372	$-	$679,465	$51,452	$-	$(85,471)	$646,818

Adjustment to pushdown of purchase price and related costs	-	-	-	-	(16,444)	-	-	-	(16,444)
Tax sharing receivable - Southern Union	-	-	-	-	-	-	-	(5,467)	(5,467)

Comprehensive income:
Net earnings	-	-	-	-	-	47,201	-	-	47,201
Unrealized gain related to interest rate swaps, net of tax	-	-	405		-	-	-	-	405
Comprehensive income prior to change in legal ownership structure	-	-	405	-	-	47,201	-	-	47,606

Change in legal ownership structure (See Note 1)	761,674	-	-	-	(663,021)	(98,653)	-	-	-

Tax sharing receivable - Southern Union (See Note 5)	-	-	-	-	-	-	-	19,967	19,967

Comprehensive income:
Net earnings	40,732	-	-	-	-	-	-	-	40,732
Unrealized loss related to interest rate swaps, net of tax	-	-	(546)		-	-	-	-	(546)
Comprehensive income	40,732	-	(546)	-	-	-	-	-	40,186

Balance December 31, 2004 (Post-acquisition)	$802,406	$-	$1,231	$-	$-	$-	$-	$(70,971)	$732,666

Tax sharing receivable - Southern Union (See Note 5)	-	-	-	-	-	-	-	20,109	20,109

Comprehensive income:
Net earnings	101,562	-	-	-	-	-	-	-	101,562
Unrealized gain related to interest rate swaps, net of tax	-	-	108		-	-	-	-	108
Comprehensive income	101,562	-	108	-	-	-	-	-	101,670

Balance December 31, 2005 (Post-acquisition)	$903,968	$-	$1,339	$-	$-	$-	$-	$(50,862)	$854,445

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Corporate Structure

Panhandle Eastern Pipe Line Company, LP (Panhandle Eastern Pipe Line and, together with its subsidiaries, Panhandle Energy) became an indirect wholly-owned subsidiary of Southern Union Company (Southern Union Company and, together with its subsidiaries, Southern Union) upon Southern Union’s June 11, 2003 acquisition of Panhandle Energy (Panhandle Acquisition) from CMS Gas Transmission Company (CMS Gas Transmission), a subsidiary of CMS Energy Corporation (CMS Energy and, together with CMS Gas Transmission, CMS). Panhandle Energy is primarily engaged in the interstate transportation and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services. Panhandle Energy is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The Panhandle Energy entities include the following:

•	Panhandle Eastern Pipe Line;
•	Trunkline Gas Company, LLC (Trunkline), a direct wholly-owned subsidiary of Panhandle Eastern Pipe Line;
•	Sea Robin Pipeline Company, LLC (Sea Robin), an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line;
•	Trunkline LNG Holdings, LLC (LNG Holdings), an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line
•	Trunkline LNG Company, LLC (Trunkline LNG), a direct wholly-owned subsidiary of LNG Holdings; and
•	Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage), a direct wholly-owned subsidiary of Panhandle Eastern Pipe Line.

Panhandle Energy’s pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.3 billion cubic feet per day (Bcf/d) and 72 billion cubic feet (Bcf) of owned underground storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America, based on current send out capacity, and has 6.3 Bcf of above ground LNG storage capacity.

On June 11, 2003, Southern Union acquired Panhandle Energy from CMS Gas Transmission for approximately $581.7 million in cash and 3 million shares of Southern Union common stock (before adjustment for subsequent stock dividends), valued at approximately $48.9 million based on market prices at closing of the Panhandle Acquisition, and in connection therewith incurred transaction costs of approximately $31.9 million. At the time of the acquisition, Panhandle Energy had approximately $1.16 billion of debt outstanding that it retained. Southern Union funded the cash portion of the acquisition with approximately $437 million in cash proceeds it received for the January 1, 2003 sale of its Southern Union Gas Company natural gas operating division and related assets (Texas Operations), approximately $121.3 million in cash proceeds it received from concurrent common stock and equity units offerings and with working capital available to Southern Union. Southern Union structured the acquisition of Panhandle and the sale of its Texas operations in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended.

Under the terms of the Panhandle Energy sale agreement, CMS retained ownership of and all obligations associated with the Centennial Pipeline, LLC (Centennial) and Guardian Pipeline, LLC (Guardian) pipeline projects, as well as certain of Panhandle Energy’s net deferred tax assets of $28.1 million, all tax liabilities of $17.4 million, net pension liabilities recorded of $43.0 million, certain other net post-retirement liabilities recorded of $16.4 million and other net liabilities of $2.2 million. CMS also retained financial responsibility for all existing stock options. Panhandle Energy disposed of its interest in Centennial and Guardian and certain cash collateral related to Guardian was transferred to CMS. Such disposition to CMS via sale to its partners was recorded at Panhandle Energy’s net book value with no gain or loss recognized. See Note 4 - Related Party Transactions. The Note receivable from CMS Capital Corp. (CMS Capital), a subsidiary of CMS, was eliminated in the sale as the purchase by Southern Union from CMS included the offsetting Note payable of CMS Capital and thus the note was eliminated in purchase accounting and subsequently extinguished. See Note 4 - Related Party Transactions. On March 1, 2003, certain assets previously held by CMS with a net book value of $15.1 million were contributed to Panhandle Energy by CMS and were included in the Southern Union purchase.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition of Panhandle was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted within the United States of America (GAAP) with Panhandle Energy allocating (pushdown) the purchase price paid by Southern Union to Panhandle Energy’s net assets as of the acquisition date. The Panhandle Energy assets acquired and liabilities assumed have been recorded based on their estimated fair value as of the acquisition date based on the results of outside appraisals. Accordingly, the post-acquisition financial statements reflect a new basis of accounting and pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable.

The following table summarizes the final purchase accounting-based changes in owners’ equity associated with the acquisition as of June 11, 2003, including details of the fair value adjustments to the pre-acquisition carrying amounts of the net assets acquired.

	(In thousands)
Owners' equity, pre-acquisition		$ 746,980
Fair value adjustments to pre-acquisition net assets:
Current assets, excluding system gas	1,177
System gas	14,055
Property, plant and equipment	230,065
Intangibles	9,503
Goodwill	(112,582)
Deferred debt costs	(14,469)
Other assets	(352)
Current liabilities	(863)
Long-term debt	(63,764)
Deferred credits and other liabilities	(12,614)
Net fair value adjustments		50,156
Net liabilities retained by CMS		50,811
Elimination of CMS Capital Note receivable		(184,926)
Subtotal		663,021
Tax sharing receivable		(90,938)
Owners' equity, post-acquisition		$572,083

Panhandle Eastern Pipe Line and five of its subsidiaries, as well as Southern Union Panhandle, LLC, converted from Delaware corporations to Delaware limited liability companies in June 2003. On June 29, 2004, Panhandle Eastern Pipe Line was converted from a Delaware limited liability company to a Delaware limited partnership. Pursuant to the conversion, all rights and liabilities of Panhandle Eastern Pipe Line Company, LLC vested in Panhandle Eastern Pipe Line Company, LP. As a result of the conversion, retained earnings and member’s capital were reclassified as partners’ capital. There was no effect on Panhandle Energy’s results of operations (including income taxes), cash flows or financial position as a result of this conversion. Southern Union Panhandle, LLC, a wholly-owned subsidiary of Southern Union Company, serves as the general partner of Panhandle Eastern Pipe Line and owns a one percent general partner interest in Panhandle Eastern Pipe Line. Southern Union Company owns a 99 percent limited partner interest in Panhandle Eastern Pipe Line.

2. Summary of Significant Accounting Policies and Other Matters

Basis of Presentation. Panhandle Energy’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

In 1999, Panhandle Energy discontinued the application of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation, primarily due to the level of discounting from tariff rates and its inability to recover all costs. The accounting required by the statement differs from the accounting required for businesses that do not apply its provisions. Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include, among others, recording of regulatory assets and the capitalization of an equity component on regulated capital projects.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation. The consolidated financial statements include the accounts of all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances. Investments in businesses not controlled by Panhandle Eastern Pipe Line, but over which it has significant influence, are accounted for using the equity method. Investments that are variable interest entities are consolidated if Panhandle Energy is allocated a majority of the entity’s gains and/or losses, including fees paid by the entity.

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

System Gas and Operating Supplies. System gas and operating supplies consist of gas held for operations and materials and supplies, carried at the lower of weighted average cost or market. The gas held for operations that Panhandle Energy does not expect to consume in operations in the next 12 months has been reflected in non-current assets. Gas held for operations at December 31, 2005 was $102.5 million, or 14,145,000 million British thermal units (MMBtu), of which $25.1 million is classified as non-current. Gas held for operations at December 31, 2004 was $116.8 million, or 20,936,000 MMBtu, of which $30.5 million is classified as non-current.
All system gas and materials and supplies purchased are recorded at the lower of cost or market, while net gas received from and owed back to customers is valued at market.

Gas Imbalances. Gas imbalances occur as a result of differences in volumes of gas received and delivered. Panhandle Energy records gas imbalance in-kind receivables and payables at cost or market, based on whether net imbalances have reduced or increased system gas balances, respectively. Net imbalances that have reduced system gas are valued at the cost basis of the system gas, while net imbalances that have increased system gas and are owed back to customers are priced, along with the corresponding system gas, at market.

Fuel Tracker. Liability accounts are maintained for net volumes of fuel gas owed to customers collectively. Whenever fuel is due from customers from prior under-recovery based on contractual and specific tariff provisions, Trunkline and Trunkline LNG record an asset. Panhandle Energy’s other companies that are subject to fuel tracker provisions record an expense when fuel is underrecovered. The pipelines’ fuel reimbursement is in-kind and non-discountable. At December 31, 2005, the fuel tracker liability was $32.9 million, or 2,949,000 MMBtu. At December 31, 2004, the fuel tracker liability was $5.3 million, or 1,129,000 MMBtu.

Property, Plant and Equipment. Southern Union acquired Panhandle Energy on June 11, 2003. The acquisition was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Panhandle Energy’s property, plant and equipment (PP&E) was adjusted to estimated fair market value on June 11, 2003 and depreciated based on the revised estimated remaining useful lives. Panhandle Energy’s accumulated depreciation and amortization provision balance at June 11, 2003 was eliminated pursuant to the purchase method of accounting. See Note 1 - Corporate Structure.

Ongoing additions of PP&E are stated at cost. Panhandle Energy capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. The cost of renewals and betterments that extend the useful life of PP&E is also capitalized. The cost of repairs and replacements of minor items of PP&E is charged to expense as incurred.

When PP&E is retired, the original cost less salvage is charged to accumulated depreciation and amortization. When entire regulated operating units of property, plant and equipment are retired or sold or non-regulated properties are retired or sold, the property and related accumulated depreciation and amortization accounts are reduced, and any gain or loss is recorded in income.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation is generally computed using the straight-line method. The composite weighted-average depreciation rates were 2.9 percent, 3.1 percent and 3.0 percent for 2005, 2004 and 2003, respectively.

Computer software, which is a component of PP&E, is stated at cost and is generally amortized on a straight-line basis over its useful life on a product-by-product basis. The amortization period for computer software is between five and ten years.

Asset Impairment. Panhandle Energy applies the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to account for impairments on long-lived assets. Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount. Certain Panhandle Energy assets were evaluated at the end of the third quarter of 2005 because indicators of potential impairment resulting from impacts associated with Hurricanes Rita and Katrina were evident. Nevertheless, the analysis indicated, based on probability weighted estimated cash flows, that an impairment did not exist.

Related Party Transactions. Prior to its acquisition by Southern Union, Panhandle Energy engaged in a number of significant transactions with its former parent and its subsidiaries. These transactions included revenues for the transportation of natural gas for Consumers Energy Company (Consumers), and other CMS affiliated entities, which were based on regulated prices, market prices and/or competitive bidding. Related party expenses included payments for services provided by affiliates and payment of overhead costs and management and royalty fees to CMS, as well as allocated employee benefit plan costs. Subsequent to June 11, 2003, related party expenses primarily include payments for services provided by Southern Union. Other income is primarily related to interest income from the Note receivable - CMS Capital and Note receivable - Southern Union. See Note 4 - Related Party Transactions.

A portion of Panhandle Energy’s revenues for the transportation of natural gas includes revenues from Missouri Gas Energy, a division of Southern Union that is a gas utility having a service territory covering Kansas City, Missouri and parts of western Missouri. Such transportation deliveries were at contracted rates that pre-dated the Panhandle Acquisition and are now subject to newly negotiated rates under agreements that became effective October 1, 2005.

For periods commencing with the Panhandle Acquisition, Panhandle Eastern Pipe Line and certain of its subsidiaries are not treated as separate taxpayers for federal and certain state income tax purposes. Instead, Panhandle Energy’s income is taxable to Southern Union. Panhandle Energy has entered into a tax sharing agreement with Southern Union pursuant to which Panhandle Energy will be required to make payments to Southern Union in order to reimburse Southern Union for federal and state taxes that it pays on Panhandle Energy’s income, or to receive payments from Southern Union to the extent that tax losses generated by Panhandle Energy are utilized by Southern Union. In addition, Panhandle Energy’s subsidiaries that are corporations are included in consolidated and combined federal and state income tax returns filed by Southern Union. Panhandle Energy’s liability generally is equal to the liability which Panhandle Energy and its subsidiaries would have incurred based upon Panhandle Energy’s taxable income if Panhandle Energy was a taxpayer filing separately from Southern Union, except that Panhandle Energy will receive credit under an intercompany note for any increased liability resulting from its tax basis in its assets having been reduced as a result of the like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (Code). In addition, Southern Union has agreed to pay Panhandle Energy any indemnification payments that it receives from CMS with respect to its tax liability for periods prior to the Panhandle Acquisition. The tax sharing agreement can be amended from time to time. Depending upon the terms of the tax sharing agreement, Panhandle Energy’s liability to Southern Union may be greater or less than the tax liability that Panhandle Energy would have incurred if it were a corporation unaffiliated with Southern Union.

Unamortized Debt Premium, Discount and Expense. Panhandle Energy amortizes premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective debt instrument.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental Expenditures. Environmental expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Environmental expenditures relating to current or future revenues are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Remediation obligations are not discounted because the timing of future cash flow streams is not predictable.

Revenues. Panhandle Energy’s revenues from transportation and storage of natural gas and LNG terminalling are based on capacity reservation charges and commodity usage charges. Reservation revenues are based on contracted rates and capacity reserved by the customers and are recognized monthly. Revenues from commodity usage charges are also recognized monthly, based on the volumes received from or delivered to the customer, depending on the tariff of that particular Panhandle Energy entity, with any differences in received and delivered volumes resulting in an imbalance. Volume imbalances generally are settled in-kind with no impact on revenues, with the exception of Trunkline, which settles imbalances via cash pursuant to its tariff, and records gains and losses on such cashout sales as a component of revenue, to the extent not owed back to customers.

Significant Customers and Credit Risk. Panhandle Energy manages trade credit risks to minimize exposure to uncollectible trade receivables. Prospective and existing customers are reviewed for creditworthiness based upon pre-established standards. Customers that do not meet minimum standards are required to provide additional credit support. Panhandle Energy utilizes the allowance method for recording its allowance for uncollectible accounts which is primarily based on the application of historical bad debt percentages applied against Panhandle Energy’s aged accounts receivable. Increases in the allowance are recorded as a component of operation expenses. Reductions in the allowance are recorded when receivables are written off. Panhandle Energy has recorded an allowance for doubtful accounts totaling $1.2 million and $1.3 million at December 31, 2005 and 2004, respectively, relating to its trade receivables.

The following table presents the balance in the allowance for doubtful accounts and activity for the years ended December 31, 2005 and 2004, and the periods June 12 - December 31, 2003 and January 1 - June 11, 2003:

	Post-acquisition			Pre-acquisition
	Year Ended	Year Ended	June 12-	January 1 -
	December 31,	December 31,	December 31,	June 11,
Allowance for Doubtful Accounts	2005	2004	2003	2003
	(In thousands)

Beginning Balance	$1,289	$1,464	$4,138	$8,444
Additions: Charged to Cost and Expenses	(76)	-	-	96
Deductions: Write-off of Uncollectible Accounts	(45)	(61)	(36)	(3,981)
Other	-	(114)	(2,638)	(421)
Ending Balance	$1,168	$1,289	$1,464	$4,138

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the billed and unbilled receivables included in the Consolidated Balance Sheet at December 31, 2005 and 2004. Billed receivables are net of the allowance for doubtful accounts. Unbilled receivables reflect an estimate for services provided in the last month of each period presented which are billed in the following month.

	December 31, 2005			December 31, 2004
	Billed	Unbilled	Total	Billed	Unbilled	Total
	(In thousands)

Accounts receivable	$6,281	$49,505	$55,786	$3,310	$44,775	$48,085
Accounts receivable - related parties	5,003	4,553	9,556	478	6,809	7,287
Total	$11,284	$54,058	$65,342	$3,788	$51,584	$55,372

The following table presents the relative contribution to Panhandle Energy’s total operating revenue of each customer that comprised at least ten percent of its operating revenues for the years ended December 31, 2005, 2004 and 2003.

	Percent of Operating Revenue for
	Twelve months ended
	December 31,
Customer	2005	2004	2003

BG LNG Services	17%	15%	15%
ProLiance	16	17	16
Ameren Corp	11	12	8
CMS Energy and affiliates (1)	8	10	12
Other top 10 customers	14	14	18
Remaining customers	34	32	31
Total percentage	100%	100%	100%
________________________
(1) Primarily Consumers Energy

Interest Cost Capitalized. Panhandle Energy capitalizes a carrying cost on funds invested in its construction of long-lived assets that includes a return on the investment financed by debt, which is recorded as capitalized interest. The capitalized interest is calculated based on Panhandle Energy’s average cost of debt. Capitalized interest for the 12 months ended December 31, 2005, 2004 and 2003 was $8.8 million, $4.8 million and $2.6 million, respectively. The capitalized interest amounts are included as a reduction of interest expense. Capitalized carrying cost for debt is reflected as an increase in the cost of the asset on the balance sheet.

Accounting for Retirement Benefits. Panhandle Energy follows FASB Statement No. 87, Employers’ Accounting for Pensions, to account for pension costs. To account for other postretirement benefit costs, Panhandle Energy follows FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and FASB Statement No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, as amended. For defined benefit plans, under certain circumstances, these statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses requires the expertise of actuaries and is subject to many assumptions, including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to Southern Union’s acquisition of Panhandle Energy, the employees of Panhandle Energy participated in the CMS Pension Plan (CMS Pension Plan), a defined benefit retirement plan for employees of CMS and its affiliates. When Southern Union acquired Panhandle Energy in June 2003, CMS retained the CMS Pension Plan assets and obligations associated with Panhandle Energy employees, as well as obligations with respect to certain supplemental retirement benefits for management employees. In addition, upon the closing of the Panhandle Acquisition, Panhandle Energy employees became ineligible to accrue additional benefits under the CMS Pension Plan or other CMS plans. Since its acquisition by Southern Union, Panhandle Energy has not maintained or participated in a defined benefit retirement plan for its employees, but instead provides benefits to substantially all employees under a defined contribution 401(k) plan. Under the 401(k) plan, Panhandle Energy provides a matching contribution of 50 percent of the employee’s contribution to the 401(k) plan that does not exceed 4 percent of the employee’s eligible pay. Panhandle Energy makes additional contributions to the 401(k) plan with the amount generally varying based on age and years of service under a Retirement Power Account benefit. Panhandle Energy has generally retained the same active employee health and life benefits that were offered prior its acquisition by Southern Union.

In connection with Southern Union’s acquisition of Panhandle Energy, CMS, or its affiliates, also retained liabilities with respect to the postretirement benefit plans other than pensions (OPEB) for Panhandle Energy retirees and employees who were eligible to retire with such benefits as of the closing of the Panhandle Acquisition. CMS, or its affiliates, also retained all of the assets relating to OPEB, which were $2.0 million less than the liabilities retained. Since its acquisition by Southern Union, Panhandle Energy has continued to provide certain postretirement health and life benefits to eligible, active employees (Panhandle Energy Plan). The accumulated net postretirement benefit obligation with respect to such postretirement health and life benefits as of June 11, 2003 was estimated to be approximately $42.8 million and as of December 31, 2003, December 31, 2004 and December 31, 2005 the balance was approximately $41.3 million, $38.3 million and $33.9 million, respectively. Panhandle Energy agreed to provide, or supplement, postretirement health benefits under the Panhandle Energy Plan for certain employees eligible to receive retiree health benefits under the CMS Pension Plan, if the most valuable of the options under the CMS Pension Plan becomes less valuable than the most valuable option under the Panhandle Energy Plan. Currently, no benefits are expected to be provided under the Panhandle Energy Plan with respect to those eligible employees who elect to receive benefits as retirees under the CMS Pension Plan, and no liability is currently recognized for such employees. See Note 14 - Benefits.

Accounting for Derivatives and Hedging Activities. Panhandle Energy follows FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, to account for derivative and hedging activities. See Note 5 - Accounting for Derivatives and Hedging Activities.

Accounting for Asset Retirement Obligations. Panhandle Energy follows the provisions of FASB Statement No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN No. 47) to account for its asset retirement obligations (AROs). Panhandle Energy adopted FASB Statement No. 143 on January 1, 2003. Upon adoption, Panhandle recorded a cumulative effect increase to net income of $2.0 million, net of tax, resulting from a net increase in property, plant and equipment less deferred taxes. In addition a $6.0 million ARO liability was recorded, with a corresponding reduction in accumulated depreciation where negative salvage covering this liability had previously been recorded. These ARO assets and liabilities are related to certain offshore lateral lines in the Panhandle Energy system.

Panhandle Energy adopted FIN No. 47 as of December 31, 2005. Upon adoption of FIN No. 47, Panhandle Energy recorded an increase in net property, plant and equipment and a liability for an ARO of $882,000. This new asset and liability related to obligations associated with the removal and disposal of asbestos and asbestos-containing materials on the Panhandle Energy system.

The statement requires an ARO to be recorded when a legal obligation to retire the asset exists. FIN No. 47 clarifies that an ARO should be recorded for all assets with legal retirement obligations, even if the enforcement of the obligation is contingent upon the occurrence of events beyond the company’s control (Conditional ARO). The fair values of the AROs were calculated using an expected present value technique. This technique reflects assumptions such as removal and remediation costs, inflation and profit margins that third parties would demand to settle the obligation. Panhandle Energy did not include a market risk premium for unforeseeable circumstances in its fair value estimates because such a premium could not be reliably estimated.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although a number of other assets in Panhandle Energy’s system are subject to agreements or regulations which give rise to an ARO or a Conditional ARO upon Panhandle Energy’s discontinued use of these assets, AROs were not recorded for most of these assets because the fair values of these AROs was not reliably estimable. The principal reason the fair values of these AROs were not subject to reliable estimation was because the lives of the underlying assets are indeterminate. Management has concluded that the Panhandle Energy pipeline system, as a whole, has an indeterminate life. In reaching this conclusion, management considered its intent for operating the pipeline system, the economic life of the underlying assets, its past practices and industry practice.

Panhandle Energy intends to operate the pipeline system indefinitely as a going concern. Individual component assets have been and will continue to be replaced, but the pipeline system will continue in operation as long as supply and demand for natural gas exists. Based on the widespread use of natural gas in industrial and power generation activities and current estimates of recoverable reserves, management expects supply and demand to exist for the foreseeable future.

Panhandle Energy has in place a rigorous repair and maintenance program that keeps the pipeline system in good working order. Therefore, although some of the individual assets on the pipeline system may be replaced, the pipeline system itself will remain intact indefinitely. AROs generally do not arise unless a pipeline system (or portion thereof) is abandoned. Panhandle Energy does not intend to make any such abandonments as long as supply and demand for natural gas remains relatively stable.

The following table is a general description of the ARO and its associated long-lived assets.

December 31, 2005			(In thousands)
In Service
ARO Description	Date	Long-Lived Assets	Amount
Retire offshore lateral lines	Various	Offshore lateral lines	$ 2,803
Remove asbestos	Various	Mainlines and compressors	882

The following table is a reconciliation of the carrying amount of the ARO liability for the periods presented.

	Post-acquistion			Pre-acquisition
	Year Ended	Year Ended	June 12 -	January 1 -
	December 31,	December 31,	December 31,	June 11,
	2005	2004	2003	2003
	(In thousands)

Beginning Balance	$5,657	$7,479	$7,115	$6,024
Incurred	2,371	-	-	809
Settled	(285)	(2,365)	-	-
Accretion Expense	457	543	364	282
Ending Balance	$8,200	$5,657	$7,479	$7,115

During the second quarter of 2003, Panhandle Energy reclassified $27.3 million of negative salvage previously included in accumulated depreciation to other non-current liabilities for amounts collected for asset retirement obligations on certain assets which are not recordable as FASB Statement No. 143 liabilities, but represent other obligations.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Gains and Losses on Debt Extinguishment. Panhandle Energy follows FASB Statement No. 145, Rescission of Financial Accounting Standards Board (FASB) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, to account for gains and losses on debt extinguishment. FASB Statement No. 145 dictates that gains and losses on debt extinguished are no longer classified as extraordinary items. This provision is effective for transactions occurring and financial statements issued on or after May 15, 2002. Panhandle Energy has adopted FASB Statement No. 145. During the post-acquisition period in 2003, Panhandle Energy recorded a pre-tax gain on the extinguishment of debt of approximately $6.1 million ($3.7 million, net of tax) that is classified as Other, net. During 2004, Panhandle Energy recorded an additional pre-tax gain on the extinguishment of debt of approximately $231,000 ($139,000, net of tax), which is classified as Other, net. See Note 11 - Debt.

Accounting for Taxes. Since its conversion to a limited partnership, Panhandle Eastern Pipe Line has been treated as a disregarded entity for federal income tax purposes. Accordingly, for federal and certain state income tax purposes, Panhandle Eastern Pipe Line’s subsidiaries are not treated as separate taxpayers; instead, their income is directly taxable to Southern Union Company. Pursuant to a tax sharing agreement with Southern Union Company, Panhandle Energy will pay its share of taxes based on its taxable income, which will generally equal the liability that Panhandle Energy would have incurred as a separate taxpayer. Panhandle Energy will receive credit under an intercompany note from Southern Union Company for differences in tax depreciation resulting from the like-kind exchange over the taxable life of the related assets.

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

Stock Based Compensation. Following its acquisition by Southern Union on June 11, 2003 and in accordance with Southern Union’s policy, Panhandle Energy reports stock option grants using the intrinsic-value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related authoritative interpretations. Under the intrinsic-value method, no compensation expense is recognized because the exercise price of Southern Union’s employee stock options is greater than or equal to the market price of the underlying stock on the date of grant.

The following table illustrates the effect on net earnings if Panhandle Energy had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to stock-based employee compensation for the stated periods:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
	(In thousands)

Net earnings, as reported	$101,562	$87,933
Add stock-based compensation expense included in
reported net earnings, net of related taxes	710	-
Deduct total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related taxes	1,001	207
Pro forma net earnings	$101,271	$87,726

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for incentive and non-qualified stock options and stock appreciation rights granted in the years ended December 31, 2005 and 2004:

	Year ended	Year ended
	December 31, 2005	December 31, 2004

Dividend yield	0%	0%
Volatility	37.36%	36.75%
Risk free interest rate	4.06%	4.95%
Expected term	6.25 years	6 years
Expected forfeiture	0%	0%
Weighted average option fair value	$10.64	$7.33

Additionally, for the year ended December 31, 2005 Southern Union granted restricted stock with a weighted average option fair value of $24.06 per share. There were no restricted stock options granted prior to the year ended December 31, 2005. There were no options or shares of restricted stock granted above fair market value at the grant date during the year ended December 31, 2005. No options or stock-based compensation expense were granted during the year ended December 31, 2003.

New Accounting Principles

Accounting Principles Recently Adopted.

FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Medicare Prescription Drug Act). Issued by the Financial Accounting Standards Board (the FASB) in May 2004, FASB Financial Staff Position (FSP) No. FAS 106-2 (FSP FAS 106-2) requires entities to record the impact of the Medicare Prescription Drug Act as an actuarial gain in the postretirement benefit obligation for postretirement benefit plans that provide drug benefits covered by that legislation. Panhandle Energy adopted this FSP as of March 31, 2005, the effect of which was not material to its consolidated financial statements. The effect of this FSP may vary as a result of any future changes to Panhandle Energy 's benefit plans. See Note 14 - Benefits - Recently Enacted Legislation.

FSP No. FIN 46R-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.” Issued by the FASB in March 2005, this staff position addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. An implicit variable interest is an implied pecuniary interest in an entity that indirectly changes with changes in the fair value of the entity's net assets exclusive of variable interests. Implicit variable interests may arise from transactions with related parties, as well as from transactions with unrelated parties. This FSP will be effective, for entities to which the interpretations of FIN 46(R) have been applied, beginning December 31, 2005. Panhandle Energy adopted this FSP as of March 31, 2005, the effect of which had no impact on its consolidated financial position, results of operations and cash flows.

FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” Issued by the FASB in March 2005, this interpretation clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. FIN No. 47 provides guidance for assessing whether sufficient information is available to record an estimate. This Interpretation was effective for Panhandle Energy beginning on December 31, 2005 and did not materially impact its consolidated financial statements. For additional information related to FIN No. 47, see Note 2 - Summary of Significant Accounting Policies and Other Matters - Accounting for Asset Retirement Obligations.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Principles not yet Adopted.

FASB Statement No. 123R, “Share-Based Payment (revised 2004).” Issued by the FASB in December 2004, the statement revises FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. This statement will be effective for Southern Union, Panhandle Energy’s parent company, beginning January 1, 2006, and will require Southern Union to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  Panhandle Energy will be charged for its proportionate share of the expense recorded by Southern Union. In addition, the adoption of this statement will require additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. Based upon unexercised stock option balances outstanding at December 31, 2005, Panhandle Energy estimates additional compensation expense resulting from the implementation of this statement will be $736,000 for year 2006, $732,000 for year 2007, $734,000 for year 2008 and $418,000 for year 2009. Southern Union did not make any amendments to their existing stock option arrangements as a result of considering the statement’s adoption. Upon Panhandle Energy’s adoption of the statement, no cumulative effect of a change in accounting principle was required to be recorded since Southern Union has historically granted all options at their grant date fair value and, accordingly, there is no historical intrinsic value option compensation expense to adjust.

FERC Accounting Release. On June 30, 2005, FERC issued a final order on accounting for pipeline assessment costs that requires pipeline companies to expense rather than capitalize certain costs related to mandated pipeline integrity programs (under the Pipeline Safety Improvement Act of 2002). The accounting release determined that assessment activities associated with an integrity management program must be accounted for as maintenance and charged to expense in the period incurred. Costs associated with any remediation or rehabilitation can be capitalized. FERC accounting guidance is effective January 1, 2006, for regulatory accounting purposes. Panhandle Energy expects to apply the order for its regulatory accounting beginning in 2006 with no impact on its current treatment for GAAP purposes.

3. Regulatory Matters

In December 2002, FERC approved a Trunkline LNG certificate application to expand the Lake Charles LNG terminal facility to approximately 1.2 Bcf per day of sustainable send out capacity and to increase terminal storage capacity to 9 Bcf from the former level of 6.3 Bcf. BG LNG Services has contract rights for the .57 Bcf per day of additional capacity. Construction on the Trunkline LNG expansion project (Phase I) commenced in September 2003 and is expected to be completed at an estimated cost of $137 million, plus capitalized interest, late in the first quarter or early in the second quarter of 2006. The expanded vaporization capacity portion of the expansion was placed into service on September 18, 2005. On September 17, 2004, as modified on September 23, 2004, FERC approved Trunkline LNG’s further incremental expansion project (Phase II). Phase II is estimated to cost approximately $82 million, plus capitalized interest, and will increase the LNG terminal’s sustainable send out capacity to 1.8 Bcf per day. Phase II has an expected in-service date of mid-2006. BG LNG Services has contracted for all the proposed additional capacity, subject to Trunkline LNG achieving certain construction milestones at this facility. Approximately $35 million and $127 million of costs are included in the line item Construction work-in-progress for the expansion projects through December 31, 2005 and December 31, 2004, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 15, 2003, the U.S. Department of Transportation issued a Final Rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the regulation defines as “high consequence areas” (HCA). This rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002, a bill signed into law on December 17, 2002. The rule requires operators to identify HCAs along their pipelines by December 2004, and to have begun baseline integrity assessments, comprised of in-line inspection (smart pigging), hydrostatic testing, or direct assessment, by June 2004. Operators must risk rank their pipeline segments containing HCAs, and must complete assessments on at least 50 percent of the segments using one or more of these methods by December 2007. Assessments will generally be conducted on the higher risk segments first with the balance being completed by December 2012. The costs of utilizing these methods typically range from a few thousand dollars per mile to well over $15,000 per mile. In addition, some system modifications will be necessary to accommodate the in-line inspections. All systems operated by Panhandle Energy will be compliant with the rule, however, while identification and location of all the HCAs has been completed, it is impossible to determine the total scope of required remediation activities prior to completion of the assessments and inspections. Therefore, the costs of implementing the requirements of this regulation are impossible to determine with certainty at this time. The required modifications and inspections are estimated to range from approximately $15 - $25 million per year, inclusive of remediation costs.

On February 11, 2005, Trunkline received final approval from FERC to construct, own and operate a 36-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal. The pipeline creates additional transport capacity in association with the Trunkline LNG expansion and also includes new and expanded delivery points with major interstate pipelines. The new 36-inch pipeline was placed into service on July 22, 2005.

4. Related Party Transactions

During the pre-acquisition period, Panhandle Energy had a number of significant transactions with former related parties. Revenue transactions, primarily for the transportation of natural gas for Consumers Energy Company and other CMS affiliates which were related parties until June 12, 2003, were based on regulated prices, market prices or competitive bidding. Panhandle Energy will continue transporting gas for these former related parties under the contracts currently in effect, and thereafter if contracts are renewed. Panhandle Eastern Pipe Line receives transportation revenues from Missouri Gas Energy, a Southern Union division, which account for less than one percent of annual consolidated revenues. These deliveries were at contracted rates that pre-dated the Panhandle Acquisition and are now subject to newly negotiated rates under agreements that became effective October 1, 2005.

	Post-acquisition			Pre-acquisition
	Year Ended	Year Ended	June 12 -	January 1-
	December 31,	December 31,	December 31,	June 11,
Related Party Transactions	2005	2004	2003	2003
	(In thousands)

Transportation and storage
of natural gas	$3,962	$3,902	$2,251	$28,094
Operation and maintenance:
Management & royalty fees	12,630	12,215	6,111	-
Other expenses	17,715	24,607	9,900	9,727
Other income, net	3,749	1,779	407	6,572

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to June 12, 2003, related party expenses included payments for services provided by former affiliates, as well as allocated CMS benefit plan costs. Panhandle Energy, through CMS, provided retirement benefits under a number of different plans, including certain health care and life insurance under OPEB, benefits to certain management employees under a supplemental executive retirement plan (SERP), and benefits to substantially all its employees under a trusteed, non-contributory, defined benefit pension plan and a defined contribution 401(k) plan. Effective January 1, 2003, and until the sale of Panhandle Energy on June 11, 2003, CMS ceased charging Panhandle Energy management and royalty fees. Subsequent to June 11, 2003, related party expenses primarily include payments for various services provided by Southern Union, such as legal, executive management, accounting, treasury and human resource functions, as well as management and royalty fees implemented by Southern Union.

On February 10, 2003, Panhandle Energy sold its one-third interest in Centennial for $40 million to Centennial’s two other unaffiliated partners. There was no income or loss related to Centennial in the first quarter of 2003. In March 2003, the $40 million of cash from the sale of Centennial was distributed to CMS as a return of capital.

Net cash generated by Panhandle Energy in excess of operating, investing or financing needs was previously loaned to CMS Capital. Panhandle Energy was credited with interest on the note at one-month LIBOR plus 300 basis points. Included in Other income, net is interest income of $6.2 million for the period ended June 11, 2003 for interest on the Note receivable - CMS Capital. The Note receivable - CMS Capital of $184.9 million as of the acquisition date subsequently was eliminated following the acquisition of Panhandle Energy by Southern Union. See Note 1 - Corporate Structure. The $150 million portion of the note classified as a reduction to equity as of the acquisition date was eliminated.

Pursuant to a demand note with Southern Union Company under a cash management program, Panhandle Energy has loaned excess cash, net of repayments, totaling $110.6 million to Southern Union since Southern Union acquired Panhandle Energy. Net loans of $19.8 million were recorded during the 12 month period ended December 31, 2005. Panhandle Energy is credited with interest on the note at a one month LIBOR rate. Included in Other, net in the accompanying Consolidated Statement of Operations is interest income of $3.5 million and $1.6 million for the years ended December 31, 2005 and 2004, respectively, and $271,000 for the period June 12-December 31, 2003 related to interest on the Note receivable - Southern Union. Panhandle Energy expects to draw down on the note receivable over the next 12 months to fund capital expenditures in excess of operating cash flows and has thus reflected the note receivable from Southern Union as a current asset.

Southern Union structured the Panhandle Energy acquisition in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. For tax purposes, the Panhandle Energy assets that were part of the exchange were recorded at the tax basis of the Southern Union Company assets for which they were exchanged. The resulting transaction generated an estimated deferred tax liability of approximately $91 million at the acquisition date and a corresponding receivable from Southern Union reflected as a reduction to owners’ equity on Panhandle Energy’s Consolidated Balance Sheet. Repayment of the receivable from Southern Union is limited to actual tax liabilities otherwise payable by Panhandle Energy pursuant to the tax sharing agreement with Southern Union Company. In the fourth quarter of 2004, Panhandle Energy recorded a $12.2 million reduction in its deferred tax liability and the corresponding Tax sharing note receivable from Southern Union due to revised calculations in the amount of Panhandle Energy’s tax basis utilized by Southern Union in the like-kind exchange associated with the Panhandle Acquisition. During 2005 and 2004, Panhandle Energy recorded a $20.1 million and a $7.7 million income tax liability settlement against the tax sharing note receivable, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 17, 2004, CCE Holdings, LLC (CCE Holdings), a joint venture in which Southern Union owns a 50 percent interest, acquired 100 percent of the equity interests of CrossCountry Energy, LLC (CrossCountry Energy) from Enron Corp. and certain of its subsidiaries for approximately $2.45 billion in cash, including the assumption of certain consolidated debt. On November 5, 2004, CCE Holdings entered into an Administrative Services Agreement (Management Agreement) with SU Pipeline Management LP (Manager), a Delaware limited partnership and a wholly owned subsidiary of Southern Union, and Panhandle Energy. Under the terms of the Management Agreement, Panhandle Energy covenants, to the extent permitted by applicable law, to cause Manager to perform the duties and obligations of Manager. Manager has assembled an integrated pipeline management team, which includes employees of Panhandle Energy and CrossCountry Energy. Pursuant to the Management Agreement, Manager is responsible for the operations and administrative functions of the enterprise. CCE Holdings and Manager will share certain operations of Manager and its affiliates, and CCE Holdings will be obligated to bear its share of costs of the Manager and its affiliates, as well as certain transition costs and, under certain conditions, pay annual management fees to Manager. Transition costs are non-recurring costs of establishing the shared services, including but not limited to severance costs, professional fees, certain transaction costs, and the costs of relocating offices and personnel, pursuant to the Management Agreement. At December 31, 2004, Panhandle Energy recognized a liability of approximately $6 million for severance related costs, which is reimbursable from CCE Holdings for which an offsetting amount was recorded in Accounts receivable - related parties. At December 31 2005, Accounts receivable - related parties includes $1.2 million and Accounts payable - related parties includes $2.2 million for severance related costs.

On March 10, 2003, Panhandle Energy’s ownership interest in Guardian was transferred to CMS as a return of capital at the book value of $27.8 million and Panhandle Energy was released from its guarantee obligations associated with the Guardian non-recourse guaranty by the note holders. See Note 13 - Commitments and Contingencies. As a result, the $62.5 million in special deposits which collateralized the guaranty and had been reflected as restricted cash in Panhandle Energy’s financial statements were advanced to CMS Capital as part of the demand Note receivable - CMS Capital and were then made available to CMS Gas Transmission.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Derivatives Instruments and Hedging Activities

Panhandle Energy follows FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, to account for derivative and hedging activities. Panhandle Energy utilizes interest-rate related derivative instruments to manage its exposure on its debt instruments and does not enter into derivative instruments for any purpose other than hedging purposes. All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, Panhandle Energy designates the derivative as either: (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge) or (ii) a hedge of a forecasted transaction or the variability of cash flows to be received or paid in conjunction with a recognized asset or liability (cash flow hedge).

Interest rate swaps are used to reduce interest rate risks and to manage interest expense. By entering into these agreements, Panhandle Energy converts floating-rate debt into fixed-rate debt or converts fixed-rate debt to floating. Interest differentials paid or received under the swap agreements are reflected as an adjustment to interest expense. These interest rate swaps are financial derivative instruments that qualify for hedge treatment. For derivatives treated as hedges of future cash flows, the effective portion of changes in fair value is recorded in Accumulated other comprehensive income until the related hedge items impact earnings. Any ineffective portion of a hedge is reported in earnings immediately. For derivatives treated as a hedge of the fair value of a debt instrument, the effective portion of changes in fair value are recorded as an adjustment to the hedged debt. The ineffective portion of a fair value hedge is recognized in earnings if the short cut method of assessing effectiveness is not used. Upon termination of a fair value hedge of a debt instrument, the resulting gain or loss is amortized to income through the maturity date of the debt instrument.

On April 29, 2005, LNG Holdings repaid in full all amounts due under its then existing bank loans in which were scheduled to expire in January 2007, using drawings under a Credit Agreement entered into on April 26, 2005 (the Credit Agreement). Interest rate swaps previously designated as cash flow hedges of the LNG Holdings’ bank loans were terminated upon repayment of the loans on April 29, 2005 (see Note 11 - Debt). As a result, a gain of $3.5 million ($2.1 million, net of tax) was recorded in Accumulated other comprehensive income during the second quarter of 2005 and is being amortized to interest expense through the maturity date of the original bank loans in 2007, of which $2.2 million ($1.3 million, net of tax) remains at December 31, 2005.

Prior to the termination in April 2005 of the original loans due January 2007, Panhandle Energy’s subsidiary LNG Holdings was party to interest rate swap agreements that fixed the interest rate applicable to floating rate long-term debt and that qualified for hedge accounting. From January 1, 2005 through the termination date of the swap agreements on April 29, 2005, there was no swap ineffectiveness. For the 12 month periods ended December 31, 2004 and 2003, the amount of swap ineffectiveness was not significant. From January 1, 2005 through the termination date, an unrealized gain of $1.4 million ($842,000, net of tax) was recorded in Accumulated other comprehensive income related to these swaps. For the period from the termination date through December 31, 2005, a gain of $1.2 million ($739,000, net of tax) was amortized to interest expense. For the 12 months ended December 31, 2004, an unrealized loss of $236,000 ($141,000, net of tax) was included in accumulated other comprehensive income related to these swaps. Current market pricing models were used to estimate fair values of interest rate swap agreements.

In March 2004, Panhandle Energy entered into interest rate swaps to hedge the risk associated with the fair value of its $200 million 2.75 percent Senior Notes. See Note 11 - Debt. These swaps are designated as fair value hedges and qualify for the short cut method under FASB Statement No. 133. As of December 31, 2005 and 2004 the fair value position of the swaps was a liability of $5.7 million and $3.9 million, respectively, recorded as a reduction to long-term debt. Under the swap agreements, Panhandle Energy will receive fixed interest payments at a rate of 2.75 percent and will make floating interest payments at an interest rate based on the six-month LIBOR. No ineffectiveness is assumed in the hedging relationship between the debt instrument and the interest rate swap. As of December 31, 2005, these swaps have an average floating interest rate of 4.48 percent.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Income Taxes

The separate components of income tax expense for the periods presented consist of the following:

	Post-acquisition			Pre-acquisition
	Year Ended	Year Ended	June 12 -	January 1 -
	December 31,	December 31,	December 31,	June 11,
Income Tax Expense	2005	2004	2003	2003
	(In thousands)

Current income taxes
Federal	$20,153	$14,756	$-	$-
State	2,341	1,726	-	-
Total current income taxes	22,494	16,482	-	-
.
Deferred income taxes
Federal	34,330	32,861	27,823	25,823
State	7,803	6,713	5,498	4,709
Total deferred income taxes	42,133	39,574	33,321	30,532

Total income tax expense	$64,627	$56,056	$33,321	$30,532

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate of 35% to income before income taxes as follows:

	Post-acquisition			Pre-acquisition
	Year Ended	Year Ended	June 12 -	January 1-
Income Tax Expense --	December 31,	December 31,	December 31,	June 11,
Reconciliation to Statutory Rate	2005	2004	2003	2003
	(In thousands)

Income tax, computed at the statutory rate	$58,166	$50,396	$29,671	$27,490
Adjustments:
State income tax, net of federal effect	6,594	5,485	3,574	3,061
Permanent differences and other	(133)	175	76	(19)
Total income tax expense	$64,627	$56,056	$33,321	$30,532

Effective tax rate	38.9%	38.9%	39.3%	38.9%

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal components of Panhandle Energy’s deferred tax assets (liabilities) recognized in the Consolidated Balance Sheets for the 12 month periods ended December 31, 2005 and 2004 are as follows:

	December 31,	December 31,
Net Deferred Income Tax Asset (Liability) Components	2005	2004
	(In thousands)

Property, plant and equipment	$(206,859)	$(189,041)
Investments	(196)	(116)
Deferred credits and other liabilities	19,174	26,534
Other assets	5,554	9,933
Interest rate swap	-	7,536
State deferred income taxes, net of federal tax effect	(21,374)	(16,341)
Net deferred income tax asset (liability)	$(203,701)	$(161,495)

Gross deferred tax liabilities	$(229,442)	$(205,498)
Gross deferred tax assets	25,741	44,003
Net deferred income tax asset (liability)	$(203,701)	$(161,495)

Non current deferred income tax asset (liability)	$(205,787)	$(172,193)
Current tax asset	2,086	10,698
Net deferred income tax asset (liability)	$(203,701)	$(161,495)

Under the terms of the Panhandle Energy sale agreement, CMS retained all net deferred tax assets of $28.1 million and all tax liabilities of $17.4 million as of June 11, 2003, the acquisition date. Panhandle Energy recognized a deferred tax liability of $91 million, which resulted from the like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. See Note 4 - Related Party Transactions. During the years ended December 31, 2005 and 2004, Panhandle Energy realized $20.1 million and $7.7 million, respectively, of the Tax sharing receivable as an offset against its current income taxes payable, pursuant to the tax sharing agreement. In the fourth quarter of 2004, Panhandle Energy recorded a $12.2 million reduction in its deferred tax liability and the corresponding Tax sharing note receivable from Southern Union due to revised calculations in the amount of Panhandle Energy’s tax basis utilized by Southern Union in the like-kind exchange associated with the Panhandle Acquisition.

Panhandle Energy had a deferred income tax asset attributable to temporary differences reflecting tax loss carry forwards of $8.1 million as of December 31, 2003, which was fully utilized in 2004.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Property, Plant and Equipment

	Lives	December 31,	December 31,
Property, Plant and Equipment	In Years	2005	2004
		(In thousands)

Transmission	36-46	$1,285,848	$1,181,182
Gathering	26	45,822	46,074
Underground storage	36-46	275,603	274,337
General plant - LNG	40	494,827	388,703
General plant - other (1)	1-10	61,374	57,228
Construction work-in-progress		176,370	203,094
Total property, plant and equipment		2,339,844	2,150,618
Less accumulated depreciation and amortization		145,550	87,683
Net property, plant and equipment		$2,194,294	$2,062,935

(1) Includes capitalized computer software costs totaling:

Computer software cost		$53,716	$49,828
Less accumulated amortization		12,386	6,439
Net computer software costs		$41,330	$43,389

Amortization expense of capitalized computer software costs for years 2005, 2004, 2003 was $5.9 million, $5.1 million and $5.0 million, respectively. During the quarter ended September 30, 2004, Panhandle Energy commenced utilization of an upgraded internally developed computer application to manage its pipeline administration. Panhandle Energy recorded in General plant - other costs of $34.2 million pursuant to SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, with related amortization expense during 2005 and 2004 totaling $3.7 and $1.1 million, respectively. The intangible asset will be amortized over a ten-year life.

8. Intangible Customer Contract

Based on the purchase price allocations and outside appraisals, the Panhandle Acquisition resulted in the recognition of an intangible asset related to the BG LNG contract with Trunkline LNG. The following table shows the carrying amount and accumulated amortization related to these intangibles.
	Useful
	Lives	December 31,	December 31,
Intangible customer contract	In Years	2005	2004
		(In thousands)

Customer contract	20	$9,503	$9,503
Accumulated amortization		1,472	1,007
Intangible customer contract, net		$8,031	$8,496

Amortization expense on the customer contract for 2005 and 2004 was $465,000 and $136,000, respectively. Panhandle Energy estimates the annual amortization expense for years 2006-2010 and thereafter will be $465,000 per year.

Certain intangibles are included in Property, plant and equipment. See Note 7 - Property, Plant and Equipment.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Investment in Affiliates

Panhandle Energy owns a 29 percent interest in the Lee 8 partnership, which operates a 2.4 Bcf natural gas storage facility in Michigan. The remaining interests in the Lee 8 partnership are currently owned by Proliance Energy (51 percent) and Howard Energy Company (20 percent). Panhandle Energy accounts for its investment in the Lee 8 partnership using the equity method of accounting.

10. Financial Instruments

Panhandle Energy’s financial instruments include $1.18 billion of total debt outstanding, including the current portion of long-term debt, at December 31, 2005 and 2004, with an approximate fair value of $1.19 billion and $1.22 billion as of December 31, 2005 and 2004, respectively. Estimated fair value amounts of long-term debt were obtained from independent parties. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2005 and 2004 are not necessarily indicative of the amounts Panhandle Energy could have realized in current market exchanges.

The $110.6 million and $90.7 million Note Receivable from Southern Union at December 31, 2005 and December 31, 2004, respectively, is at fair value and the interest portion is calculated using an interest rate equal to the one month LIBOR rate. See Note 4 - Related Party Transactions.

11. Debt

		December 31, 2005		December 31, 2004
Long-term Debt	Year Due	Book Value	Fair Value	Book Value	Fair Value
		(In thousands)

6.50% Senior Notes	2009	$60,623	$63,228	$60,623	$66,024
8.25% Senior Notes	2010	40,500	45,135	40,500	47,430
7.00% Senior Notes	2029	66,305	73,521	66,305	73,492
4.80% Senior Notes	2008	300,000	300,000	300,000	305,214
6.05% Senior Notes	2013	250,000	254,450	250,000	268,450
2.75% Senior Notes	2007	200,000	200,000	200,000	200,000
Bank loans	2007	255,626	255,626	258,433	258,433
Total debt outstanding		1,173,054	$1,191,960	1,175,861	$1,219,043
Current portion of long-term debt		-		(12,548)
Interest rate swaps (2.75% Senior Notes)		(5,725)		(3,936)
Unamortized debt premium, net		12,205		14,688
Total long-term debt		$1,179,534		$1,174,065

Panhandle Energy has $1.18 billion of debt recorded at December 31, 2005. Debt of $729.6 million, including net premiums of $12.2 million, is at fixed rates ranging from 4.80 percent to 8.25 percent, with an average interest rate for 2005 of 5.69 percent including debt premium, discount and issuance cost amortization and 5.78 percent excluding debt premium, discount and issuance cost amortization. The $455.6 million of floating rate debt had an average interest rate of 4.78 percent for the 12-month period ended December 31, 2005.

Panhandle Energy’s notes are subject to certain requirements such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained restrict the ability of Panhandle Energy to make certain payments and impose limitations on the ability of Panhandle Energy to subject its property to liens. At December 31, 2005, Panhandle Energy, based on the currently most restrictive debt covenant requirements, was subject to a $495.7 million limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $232.6 million of additional secured or subsidiary level indebtedness or other defined liens based on a limitation on liens covenant. Panhandle Energy is also subject to a limitation of $401.6 million of total additional indebtedness. At December 31, 2005, Panhandle Energy was in compliance with all covenants.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2005, Panhandle Energy had no scheduled debt principal payments for 2006 and scheduled payments of $455.6 million, $300 million, $60.6 million, $40.5 million and $316.3 million for the years 2007 through 2010 and in total thereafter, respectively.

LNG Holdings, as borrower, and Panhandle Eastern Pipe Line and Trunkline LNG, as guarantors, entered into a Credit Agreement dated as of April 26, 2005, with a consortium of banks for a senior term loan financing in the aggregate principal amount of $255.6 million, which matures on March 15, 2007. The senior term loan carries a floating interest rate tied to LIBOR or prime interest rates at Panhandle Energy’s option, in addition to a margin which is tied to the rating of Panhandle Energy’s unsecured senior funded debt. On April 29, 2005, the proceeds from the Credit Agreement were used to repay all outstanding indebtedness under LNG Holdings’ floating rate bank loans that were due in 2007.

On March 12, 2004, Panhandle Energy issued $200 million principal amount of its 2.75% Senior Notes due 2007, the proceeds of which were used to fund the redemption of the remaining $146.1 million principal amount of its 6.125% Senior Notes due 2004 that matured on March 15, 2004 and to provide working capital. A portion of the remaining net proceeds was also used to repay the remaining $52.5 million principal amount of Panhandle Energy’s 7.875% Senior Notes due 2004 that matured on August 15, 2004.

In July 2003, Panhandle Energy announced a tender offer for any and all of the $747.4 million outstanding principal amount of five of its series of senior notes outstanding at that point in time (Panhandle Tender Offer) and also called for redemption of all of the outstanding $134.5 million principal amount of its two series of debentures that were outstanding (Panhandle Calls). Panhandle Energy repurchased approximately $378.3 million of the principal amount of its outstanding debt through the Panhandle Tender Offer for total consideration of approximately $396.4 million plus accrued interest through the purchase date. Panhandle Energy also redeemed approximately $134.5 million of debentures through the Panhandle Calls for total consideration of $139.4 million, plus accrued interest through the redemption dates. As a result of the Panhandle Tender Offer, Panhandle Energy recorded a pre-tax gain on the extinguishment of debt of $6.1 million during the year ended December 31, 2003. During 2004, Panhandle Energy recorded an additional pre-tax gain of $231,000. In August 2003, Panhandle Energy issued $300 million of its 4.80% Senior Notes due 2008 and $250 million of its 6.05% Senior Notes due 2013, principally to refinance the repurchased notes and redeemed debentures. Also in August and September 2003, Panhandle Energy repurchased $3.2 million principal amount of its senior notes on the open market through two transactions for total consideration of $3.4 million, plus accrued interest through the repurchase date.

Panhandle Eastern Pipe Line provided a guarantee related to the bridge financing entered into by Southern Union on November 17, 2004 of $407 million to fund a portion of Southern Union’s equity investment in CCE Holdings, LLC (Bridge Loan). The Bridge Loan was subject to standard terms and conditions and was due and payable on May 17, 2005. The Bridge Loan was repaid in February 2005 and Panhandle Eastern Pipe Line has been released from all related obligations.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Comprehensive Income

The table below provides an overview of comprehensive income for the periods indicated.

	Post-acquisition			Pre-acquisition
	Year ended	Year ended	June 12 -	January 1 -
	December 31,	December 31,	December 31,	June 11,
	2005	2004	2003	2003
	(In thousands)

Net earnings	$101,562	$87,933	$51,452	$50,014

Unrealized gain (loss) related to interest rate swaps,
net of taxes of $1,587, $3,407, $2,769 and
$(2,137), respectively	2,495	5,345	4,276	(3,180)
Reclassifications of (gains) losses in net income, net of taxes
of $(1,515), $(3,502) and $(1,847), respectively	(2,387)	(5,486)	(2,904)	-

Total comprehensive income (loss)	$101,670	$87,792	$52,824	$46,834

13. Commitments and Contingencies

Leases.  Panhandle Energy utilizes assets under operating leases in several areas of operation. Consolidated rental expense amounted to $12.9 million in 2005, $13.4 million in 2004 and $12.5 million in 2003. Future minimum rental payments under Panhandle Energy’s various operating leases for the years 2006 through 2010 are $13.8 million, $12.0 million, $8.1 million, $7.3 million and $6.5 million, respectively, and $20.9 million in total thereafter.

Capital Expenditures. Panhandle Energy estimates expenditures associated with its Phase I and Phase II LNG terminal expansion to be approximately $32.1 million in 2006, plus capitalized interest. These estimates were developed for budgeting purposes and are subject to revision.

Litigation. Panhandle Energy is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, Panhandle Energy has made accruals in accordance with FASB Statement No. 5, Accounting for Contingencies, in order to provide for such matters. Management believes the final disposition of these proceedings will not have a material adverse effect on Panhandle Energy’s consolidated results of operations or financial position.

Hope Land Mineral Corporation (Hope Land) contends that it owns the storage rights to property that contains a portion of Panhandle Energy’s Howell storage field. During June 2003, the Michigan Court of Appeals reversed the trial court’s previous order, which had granted summary judgment in favor of Panhandle Energy and dismissed the case. Panhandle Energy filed an appeal of the Court of Appeals order with the Michigan Supreme Court, which was denied in December of 2003. In April 2005, Hope Land filed trespass and unjust enrichment complaints against Panhandle Energy to prevent running of the statute of limitations. Panhandle Energy then filed an action for condemnation to obtain the storage rights from Hope Land. Pursuant to a pre-filing settlement with Hope Land, Panhandle Energy obtained legal title to the storage rights upon the filing of the condemnation action. As a result, the only issue to be determined at trial is the value of such rights and the amount of trespass damages to which Hope Land is entitled. The trial court has not yet issued a scheduling order, but Panhandle Energy expects the trial to be scheduled for the second quarter of 2006. Panhandle Energy does not believe the outcome of this case will have a material adverse effect on Panhandle Energy’s consolidated results of operations, cash flows or financial position.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Jack Grynberg, an individual, has filed actions against a number of companies, including Panhandle Energy, now transferred to the U.S. District Court for the District of Wyoming, for damages for mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners. On May 13, 2005, the Special Master in this case issued a recommended decision that would, if adopted by the District Judge, result in dismissal of Panhandle Energy and its affiliates from the case. A similar action, known as the Will Price litigation, also has been filed against a number of companies, including Panhandle Energy, in U.S. District Court for the District of Kansas. Panhandle Energy is currently awaiting the decision of the trial judge on the defendants’ motion to dismiss the Will Price action. Panhandle Energy believes that its measurement practices conformed to the terms of its FERC Gas Tariff, which was filed with and approved by FERC. As a result, Panhandle Energy believes that it has meritorious defenses to the complaints (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that Panhandle Energy complied with the terms of its tariff) and is defending the suits vigorously.

Environmental Matters. Panhandle Energy’s operations are subject to federal, state and local laws and regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters. These laws and regulations require Panhandle Energy to conduct its operations in a specified manner and to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals. Failure to comply with environmental requirements may expose Panhandle Energy to significant fines, penalties and/or interruptions in operations. Panhandle Energy’s environmental policies and procedures are designed to achieve compliance with such laws and regulations. These evolving laws and regulations and claims for damages to property, employees, other persons and the environment resulting from current or past operations may result in significant expenditures and liabilities in the future. Panhandle Energy is currently updating and revising its procedures for the ongoing evaluation of its operations to identify potential environmental exposures and enhance compliance with regulatory requirements.

Panhandle Energy follows the provisions of American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities, for recognition, measurement, display and disclosure of environmental remediation liabilities.

Panhandle Energy is responsible for environmental remediation at certain sites on its gas transmission systems. The contamination resulted from the past use of lubricants containing polychlorinated biphenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle Energy has developed and is implementing a program to remediate such contamination. Remediation and decontamination has been completed at 26 of 35 compressor station sites where auxiliary buildings that house the air compressor equipment have been impacted by the past use of lubricants containing PCBs. At some locations, PCBs have been identified in paint that was applied many years ago. A program has been implemented to remove and dispose of PCB impacted paint during painting activities. Other remediation typically involves the management of contaminated soils and may involve remediation of groundwater. Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility. The ultimate liability and total costs associated with these sites will depend upon many factors. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Panhandle Energy could potentially be held responsible for contamination caused by other parties. In some instances, such as the Pierce Waste Oil sites described below, Panhandle Energy may share liability associated with contamination with other potentially responsible parties, Panhandle Energy may also benefit from contractual indemnities that cover some or all of the cleanup costs. These sites are generally managed in the normal course of business or operations. Panhandle Energy believes the outcome of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, have been identified as potentially liable for conditions at three former waste oil disposal sites in Illinois - the Pierce Oil Springfield site, the Dunavan Waste Oil site and the McCook site (collectively the Pierce Waste Oil sites). Panhandle Eastern Pipe Line and Trunkline received notices of potential liability from the United States Environmental Protection Agency (U.S. EPA) for the Dunavan site. The notice demanded reimbursement to the U.S. EPA for all its costs incurred to date in the amount of approximately $1.8 million and encouraged each potentially responsible party (PRP) to voluntarily negotiate an administrative settlement agreement with the U.S. EPA within certain limited time frames providing for the PRPs to conduct or finance the response activities required at the site.  The demand was declined in a joint letter dated December 15, 2005 by the major PRPs including Panhandle Eastern Pipe Line and Trunkline. Although no formal notice has been received for the Pierce Oil Springfield site, special notice letters are anticipated and the process of listing the site on the National Priority List has begun. No formal notice has been received for the McCook site. Panhandle Energy believes the outcome of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

On June 16, 2005, Panhandle Eastern Pipe Line experienced a release of liquid hydrocarbons near Pleasant Hill, Illinois. The release occurred in the form of a mist at a valve that was in use to reduce the pressure in the pipeline as part of maintenance activities. The hydrocarbon mist affected several acres of adjacent agricultural land and a nearby marina. Approximately 27 gallons, initially reported as 45 gallons, of hydrocarbons reached the Mississippi River. Panhandle Eastern Pipe Line contacted appropriate federal and state regulatory agencies and the U.S. EPA took the lead role in overseeing the subsequent cleanup activities, which have been completed. Panhandle Eastern Pipe Line has resolved claims of affected boat owners and the marina operator. Panhandle Eastern Pipe Line received a violation notice from the Illinois Environmental Protection Agency (Illinois EPA) alleging that Panhandle Eastern Pipe Line is in apparent violation of several sections of the Illinois Environmental Protection Act by allowing the release. The violation notice did not propose a penalty.  Responses to the violation notice were submitted and the responses were discussed with the agency. On December 14, 2005 the Illinois EPA notified Panhandle Eastern Pipe Line that the matter might be considered for referral to the Office of the Attorney General, the State’s Attorney or the U.S. EPA for formal enforcement action and the imposition of penalties. Panhandle Energy believes the outcome of this matter will not have a material adverse effect on its financial position, results of operations or cash flows.

Panhandle Energy expects the cleanup programs for all of the above matters to continue for several years and has estimated its share of remaining cleanup costs to range from approximately $4.8 million to $13.6 million as of December 31, 2005. The table below reflects the amount of accrued liabilities recorded in the Consolidated Balance Sheet at December 31, 2005 to cover probable environmental response actions:

	December 31,
	2005	2004
	(In thousands)

Current	$2,337	$3,046
Noncurrent	8,385	9,866
Total Environmental Liabilities	$10,722	$12,912

During 2005, Panhandle Energy spent $2.2 million related to environmental cleanup programs.

Based on information available at this time, and the reviews undertaken by Panhandle Energy to identify potential exposure, Panhandle Energy believes the amount reserved for all of the above environmental matters is adequate to cover the potential exposure for clean-up costs.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Air Quality Control. U.S. EPA issued a final rule on regional ozone control in April 2004 that impacts Panhandle Energy in two Midwestern states, Indiana and Illinois. Based on a U.S. EPA guidance document negotiated with gas industry representatives in 2002, Panhandle Energy will be required in states that follow the EPA guidance to reduce nitrogen oxide (NOx) emissions by 82 percent on the identified large internal combustion engines and will be able to trade off engines within the company in an effort to create a cost effective NOx reduction solution. The final implementation date is May 2007. The rule will affect 20 large internal combustion engines on the Panhandle Energy system in Illinois and Indiana with an approximate cost of $20 million for capital improvements through 2007, based on current projections. Approximately $16 million of the $20 million of capital expenditures have been incurred as of December 31, 2005. Indiana has promulgated state regulations to address the requirements of the NOx SIP Call rule that essentially follow the EPA guidance.

The Illinois EPA has distributed several draft versions of a rule to control NOx emissions from reciprocating engines and turbines statewide. The latest draft requires controls on engines regulated under the U.S. EPA NOx SIP Call by May 1, 2007 and the remaining engines by January 1, 2009. The state is requiring the controls to comply with U.S. EPA rules regarding the NOx SIP Call, ozone non-attainment and fine particulate standards. The Illinois EPA has held multiple meetings with industry representatives to discuss the draft rule and is expected to propose the rule in early 2006. The rule is currently being reviewed for potential impact to Panhandle Energy. As drafted, the rule applies to all Panhandle Eastern Pipe Line and Trunkline stations in Illinois and significant expenditures in addition to the $20 million associated with NOx reductions described above would be required for emission control.

In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline’s Cypress compressor station is affected and requires the installation of emission controls. New regulations also require certain grandfathered facilities in Texas to enter into the new source permit program which may require the installation of emission controls at one additional facility owned by Panhandle. Management estimates capital improvements of $17 million will be needed at the two affected Texas locations. Approximately $6 million of the $17 million of capital expenditures have been incurred as of December 31, 2005.

The U.S. EPA promulgated various Maximum Achievable Control Technology rules in February 2004. The rules require that Panhandle Eastern Pipe Line and Trunkline control Hazardous Air Pollutants (HAPs) emitted from certain internal combustion engines at major HAPs sources. Most Panhandle Eastern Pipe Line and Trunkline compressor stations are major HAPs sources. The HAPs pollutant of concern for Panhandle Eastern Pipe Line and Trunkline is formaldehyde. As promulgated, the rule seeks to reduce formaldehyde emissions by 76 percent from these engines. Catalytic controls will be required to reduce emissions under these rules with a final implementation date of June 2007. Panhandle Eastern Pipe Line and Trunkline have approximately 20 internal combustion engines subject to the rules. Management expects that compliance with these regulations will necessitate an estimated expenditure of $1.7 million for capital improvements, based on current projections.

Spill Control. Environmental regulations were recently modified for U.S. EPA’s Spill Prevention, Control and Countermeasures (SPCC) program. Panhandle Energy is currently reviewing the impact to its operations and expects to expend resources on tank integrity testing and any associated corrective actions as well as potential upgrades to containment structures. Costs associated with tank integrity testing and resulting corrective actions cannot be reasonably estimated at this time, but Panhandle Energy believes such costs will not have a material adverse effect on its financial position, results of operations or cash flows.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Commitments and Contingencies. Late in the third quarter of 2005, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast after coming through the Gulf of Mexico. These hurricanes caused modest damage to property and equipment owned by Sea Robin, Trunkline, and Trunkline LNG. Based on the latest damage assessments, there are revenue, expense and capital impacts resulting from Hurricanes Katrina and Rita in 2005 and 2006, mostly impacting Sea Robin and Trunkline LNG. For 2005, Panhandle Energy recorded lower revenues of approximately $3 million and expense increases of $7 million. Incremental capital outlays of approximately $900,000 were recorded in 2005, with additional estimated capital outlays expected in 2006 of approximately $20 million, prior to any insurance recoveries. Estimated expenses and capital outlays primarily include repair and replacement of equipment lost or damaged in the hurricanes, potential abandonment costs for certain facilities, which will be impacted by producer decisions regarding rebuilding their damaged platforms and reconnecting their gas reserves to Panhandle Energy’s pipelines, higher insurance premiums, higher LNG terminal construction costs, as well as employee assistance related expenses. The revenue losses relate primarily to reduced volumes on Sea Robin which are expected to continue into 2006. Hurricane impacts have resulted in delays in the completion of Trunkline LNG’s Phase I and Phase II expansions from the original completion dates. Additionally, Panhandle Energy anticipates reimbursement from its property insurance carrier for damages from Hurricane Rita in excess of its $5 million deductible.

In 1993, the U.S. Department of the Interior announced its intention to seek, through its Mineral Management Service (MMS), additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements and buyouts and buydowns of gas sales contracts with natural gas pipelines. Panhandle Eastern Pipe Line and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact, which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle Eastern Pipe Line and Trunkline may file with FERC to recover these costs from pipeline customers. Management believes these commitments and contingencies will not have a material adverse effect on Panhandle Energy’s business, financial condition or results of operations.

In conjunction with its acquisition by Southern Union, Panhandle Energy initiated a plan designed to reduce its workforce by approximately five percent. The workforce reduction initiative was an involuntary plan with a voluntary component, and was fully implemented by the end of the third quarter of 2003. Total workforce reduction initiative costs of approximately $10 million are included in the $31.9 million of transaction costs incurred. See Note 1 - Corporate Structure.

In conjunction with Southern Union’s investment in CCE Holdings and CCE Holding’s acquisition of Cross Country Energy from Enron Corp. and certain of its subsidiaries, Panhandle Energy initiated an additional workforce reduction plan designed to reduce the workforce by approximately an additional six percent. Approximately $6 million of the approximately $7.7 million of the resulting severance and related costs are reimbursable by CCE Holdings pursuant to agreements between the parties involved. As of December 31, 2005, approximately $5.5 million of these costs have been paid out and $5.1 million have been reimbursed by CCE Holdings.

Panhandle Eastern Pipe Line provided a guarantee related to the bridge financing entered into by Southern Union on November 17, 2004 of $407 million to fund a portion of Southern Union’s equity investment in CCE Holdings, LLC (Bridge Loan). The Bridge Loan was subject to standard terms and conditions and was due and payable on May 17, 2005. The Bridge Loan was repaid in February 2005 and Panhandle Eastern Pipe Line has been released from all related obligations.

On September 10, 2003, Panhandle Eastern Pipe Line provided a guarantee to CB&I Constructors, Inc. for the full performance by Trunkline LNG, its subsidiary, of the engineering, procurement and construction contract between Trunkline LNG and CB&I Constructors, Inc. The contract is for the construction of the expansion of the Trunkline LNG Lake Charles facility, and covers approximately $6 million of the remaining cost of the Phase I expansion through the early portion of the second quarter of 2006 and approximately $13 million of the remaining cost of the Phase II expansion through mid-2006. Under the terms of the guarantee, Panhandle Eastern Pipe Line would be required to perform should Trunkline LNG be in default of its obligation, as it relates to services already rendered. There are no amounts being carried as liabilities for Panhandle Energy’s obligations under these guarantees.

Controlled Group Pension Liabilities. Southern Union (including certain of its divisions) sponsors a number of defined benefit pension plans for employees. Under applicable pension and tax laws, upon being acquired by Southern Union, Panhandle Energy became a member of Southern Union’s “controlled group” with respect to those plans, and, along with Southern Union and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated. In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union’s controlled group, including Panhandle Energy and each of its subsidiaries. As of December 31, 2005, the aggregate amount of the projected benefit obligations of these pension plans was approximately $415.3 million and the estimated fair value of all of the assets of these plans was approximately $298.3 million.

14. Benefits

Employee Retirement Benefits. Until June 11, 2003, Panhandle Energy, through its former parent company, participated in a defined benefit retirement plan which covered most employees with a minimum of one year vesting service and provided additional retirement benefits under a number of different plans, including certain health care and life insurance, benefits to certain management employees under a SERP, and benefits to substantially all its employees under a defined benefit pension plan and a defined contribution 401(k) plan (CMS Pension Plan). None of the assets or liabilities related to the CMS defined benefit retirement plan and OPEB plan were transferred in connection with Southern Union’s acquisition of Panhandle Energy. Panhandle Energy employees, following the sale, are no longer eligible to accrue benefits or make contributions to the CMS plans.

In connection with Southern Union’s acquisition of Panhandle Energy, CMS or its affiliates retained all assets and liabilities related to the under funded CMS Pension Plan. The CMS Pension Plan will retain pension payment obligations under the plan for Panhandle Energy employees who were already vested in the plan as of June 11, 2003.

For the CMS Pension Plan, the total pension plan expense, which was allocated to Panhandle Energy by CMS, was approximately $3.0 million for the period January 1 through June 11, 2003. There were no contributions made by Panhandle Energy to CMS on behalf of the CMS Pension Plan for the period January 1 through June 11, 2003.

The net periodic postretirement benefit cost allocated to Panhandle Energy was approximately $2.6 million for the period January 1 through June 11, 2003. Contributions made by Panhandle Energy for the OPEB plan during the CMS ownership period was $3.5 million for the period January 1 through June 11, 2003. In connection with Southern Union’s acquisition of Panhandle Energy, CMS or its affiliates retained liabilities with respect to OPEB for Panhandle Energy retirees and employees who were eligible to retire with such benefits as of the closing of the Panhandle Acquisition. CMS, or its affiliates, also retained all of the assets relating to OPEB, which were estimated to be $2.0 million less than the liabilities retained.

Following its June 11, 2003 acquisition by Southern Union, Panhandle Energy continues to provide certain retiree benefits through employer contributions to a qualified defined contribution plan, with the amount generally varying based on age and years of service. Panhandle Energy generally has retained the same active employee health insurance benefits that were offered prior to its acquisition by Southern Union. The new OPEB plan resulted in the recording of a $42.8 million liability as of June 12, 2003 and Panhandle Energy continues to fund the plan at approximately $7.8 million per year, with $20.4 million and $12.2 million of plan assets accumulated at December 31, 2005 and 2004, respectively. Since retirement eligible active employees as of June 12, 2003 have primary coverage through a benefit they are eligible to receive from CMS, no liability is currently recognized for these employees under the new Panhandle Energy plan.

The OPEB plan information for periods prior to June 12, 2003, which has been previously disclosed, is not presented because the plan is for CMS and its affiliates (including Panhandle Energy) of which Panhandle Energy gets an allocation, and the assets and costs for Panhandle Energy are not distinguishable from the OPEB plan information, therefore, the presentation would not be meaningful.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Panhandle Energy’s general policy is to fund accrued postretirement health care costs into an irrevocable trust. Panhandle Energy accrues on an actuarial basis, health and life benefit costs over the active service period of employees to the date of full eligibility for the benefits. The following table represents a reconciliation of Panhandle Energy’s OPEB plan at December 31, 2005 and 2004.

	Post-acquisition
	Year ended	Year ended
	December 31,	December 31,
OPEB	2005	2004
	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of period	$62,845	$47,085
Service cost	2,264	2,327
Interest cost	2,926	3,004
Amendments	(24,285)	(1,600)
Actuarial loss (gain)	(4,156)	12,029
Benefit obligation at end of year	$39,594	$62,845

Change in Plan Assets
Fair value of plan assets at beginning of period	$12,196	$4,314
Return on plan assets	392	70
Employer contributions	7,812	7,812
Benefits paid	-	-
Fair value of plan assets at end of year	$20,400	$12,196

Funded Status
Funded status at end of year	$(19,194)	$(50,649)
Unrecognized net actuarial loss	10,101	13,989
Unrecognized prior service cost	(24,822)	(1,600)
Net liability recognized at December 31	$(33,915)	$(38,260)

Panhandle Energy’s accumulated postretirement benefit obligation was lower by $23.3 million at December 31, 2005 versus December 31, 2004 primarily due to approximately $24.3 million related to a fourth quarter of 2005 amendment to reduce Panhandle Energy’s future contribution levels and $9.7 million of reductions associated with Medicare Part D subsidies.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average assumptions used to determine Panhandle Energy’s benefit obligations for the years ended December 31, 2005 and December 31, 2004 and the period June 12, 2003 to December 31, 2003 were as follows:

	Post-acquisition
As of December 31	2005	2004	2003

Discount rate	5.50%	5.75%	6.25%
Rate of compensation increase	N/A	N/A	N/A

Health care cost trend rates:
Medical (graded to 4.65% and 4.75% by
year 2012 for years 2005 and 2004, respectively)	12.00%	13.00%	14.00%
Dental	N/A	N/A	8.00%

Panhandle Energy’s OPEB benefit cost for the periods presented consisted of the following:

	Post-acquisition
	Year Ended	Year Ended	June 12 -
	December 31,	December 31,	December 31,
OPEB	2005	2004	2003
	(In thousands)

Service cost	$2,264	$2,327	$1,302
Interest cost	2,926	3,004	1,425
Expected return on plan assets	(891)	(425)	-
Amortization of prior service cost	(1,077)	-	-
Recognized actuarial loss	231	-	-

Net periodic benefit cost	$3,453	$4,906	$2,727

The weighted-average assumptions used to determine Panhandle Energy’s OPEB benefit costs for the periods presented were:

Post-acquisition	Post-acquisition
Period Ended December 31	2005	2004	2003

Discount rate	5.75%	6.25%	6.00%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term return on plan assets:
a. Union VEBA rate	7.00%	7.00%	N/A
b. Non union VEBA rate	5.00%	5.00%	N/A

Health care cost trend rates:
Medical (graded to 4.75% by year 2012)	12.00%	13.00%	13.00%
Dental (graded to 4.75% by year 2012)	N/A	8.00%	8.00%

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Panhandle Energy employs a building block approach in determining the expected long-term rate on return on plan assets. Historical markets are studied and long-term historical relationships between equities and fixed-income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term market assumptions are determined. The long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

The sensitivity to changes in assumed health care cost trend rates for Panhandle Energy’s OPEB is as follows:

	One Percentage	One Percentage
	Point Increase	Point Decrease
	(In thousands)

Effect on total service and interest cost components	$848	$(660)
Effect on postretirement benefit obligation	$8,063	$(6,364)

Discount Rate Selection. The discount rate for each measurement date is selected via a benchmark approach that reflects comparative changes in the Moody’s Long Term Corporate Bond Yield for AA Bond ratings with maturities 20 years and above and the Citigroup Pension Liability Index Discount Rate. The result is compared for consistency with the single rate determined by projecting the aggregate employer provided benefit cash flows from each plan for each future year, discounting such projected cashflows using annual spot yield rates published as the Citigroup Pension Discount Curve on the Society of Actuaries website for each measurement date and determining the single discount rate that produces the same discounted value. The result is rounded to the nearest multiple of 25 basis points.

Plan Asset Information

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

It is expected that these objectives can be obtained through a well-diversified portfolio structure in a manner consistent with the investment policy.

Panhandle Energy’s OPEB weighted-average asset allocations by asset category are as follows:

	December 31,
	2005	2004
Equity securities	0%	0%
Debt securities	0%	0%
Cash and cash equivalents	100%	100%
Total	100%	100%

Cash Flow Information

Panhandle Energy expects to contribute an amount of approximately $7.8 million to its OPEB plan in 2006 and approximately $7.8 million annually thereafter until modified by rate case proceedings.

The following table illustrates the estimated benefit payments for other post-retirement benefits, which reflect expected future service, as appropriate, that are projected to be paid:

Year	Expected Benefit Before Effect of Medicare Part D	Payments Medicare Part D	Net
2006	$42,534	$0	$42,534
2007	81,276	0	81,276
2008	171,806	0	171,806
2009	334,306	0	334,306
2010	623,217	3,899	619,318
Years 2011 through 2015	11,147,149	198,522	10,948,627

Vacation Plan Change. Effective January 1, 2006, employees will earn vacation on a monthly as incurred basis versus having their complete vacation entitlement earned at the beginning of the year. At December 31, 2005, Panhandle Energy reduced the accrued obligation by $3.8 million to reflect this new vacation pay practice.

Recently Enacted Legislation. The Medicare Prescription Drug Act was signed into law December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy, which is not taxable, to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Issued by the FASB in May 2004, FSP FAS 106-2 requires entities to record the impact of the Medicare Prescription Drug Act as an actuarial gain in the postretirement benefit obligation for postretirement benefit plans that provide drug benefits covered by that legislation. Panhandle Energy adopted this FSP as of March 31, 2005. The effect of Medicare Part D was a one-time actuarial gain to liability (a reduction in APBO) of $9.7 million and a reduction of $1.2 million in 2005 expense. The effect of this FSP may vary as a result of any future changes to Panhandle Energy’s benefit plans.

Stock Options. On November 4, 2003, the stockholders of Southern Union adopted the 2003 Stock and Incentive Plan (2003 Plan) under which options to purchase 7,350,000 shares were provided to be granted to officers and key employees, including employees of Panhandle Energy, at prices not less than fair market value on the date of the grant, until September 28, 2013. The 2003 Plan allows for the granting of stock appreciation rights, stock awards, performance units, dividend equivalents, incentive options, non-statutory options, and other equity-based rights. Options granted under the 2003 Plan are exercisable for periods of ten years from the date of the grant or such lesser period as may be designated for particular options, and become exercisable after a specified period of time from the date of grant in cumulative annual installments. See Note 2 - Summary of Significant Accounting Policies and Other Matters - Stock Based Compensation.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on stock options granted, exercised, canceled and outstanding under the 2003 Plan for employees of Panhandle Energy for the year ended December 31, 2005:

	2003 Plan
		Weighted
	Shares Under	Average
	Option	Exercise Price

Outstanding December 31, 2003	-
Granted	254,708	$16.83
Exercised	-
Canceled	(31,423)	16.83

Outstanding December 31, 2004	223,285	$16.83

Granted	177,991	$22.90
Exercised	(31,425)	$16.83
Canceled	(8,821)	16.83

Outstanding December 31, 2005	361,030	$19.82

The weighted average remaining contractual life of options outstanding under the 2003 Plan at December 31, 2005 was 8.87 years. There were 30,840 shares exercisable under the 2003 Plan at December 31, 2005.

Panhandle Energy’s former parent company retained financial responsibility for all stock options issued prior to the sale of Panhandle Energy as of June 11, 2003. There were no compensation costs, which were allocated by its former parent company for the period January 1 through June 11, 2003.

15. Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands)
2005
Operating revenue	$135,400	$110,421	$115,945	143,467	$505,233
Operating income	62,514	40,395	46,109	61,387	210,405
Net earnings	31,470	18,670	21,470	29,952	101,562

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands)
2004
Operating revenue	$138,169	$108,251	$109,264	$133,480	$489,164
Operating income	65,771	34,117	37,917	52,204	190,009
Net earnings	33,057	14,144	16,056	24,676	87,933

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Subsequent Event

On March 1, 2006, Southern Union entered into a bridge loan to fund the acquisition of Sid Richardson Energy Services, Ltd. and related entities (collectively, SRES), in the principal amount of $1.6 billion. The bridge loan is subject to customary terms and conditions and becomes due and payable on February 28, 2007. Southern Union’s obligations under the bridge loan are secured by Southern Union’s pledge of its interests in Panhandle Energy and a pledge of the equity interests in SRES.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Southern Union Company and Board of Managers of
Panhandle Eastern Pipe Line Company, LP:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, owners’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Panhandle Eastern Pipe Line Company, LP and its subsidiaries (collectively, “the Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and the period from June 12 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Southern Union Company and Board of Managers of
Panhandle Eastern Pipe Line Company, LP:

In our opinion, the accompanying consolidated statements of operations, owners’ equity and comprehensive income and cash flows present fairly, in all material respects, the results of the operations and cash flows of Panhandle Eastern Pipe Line Company, LP and its subsidiaries (collectively, “the Company”) for the period from January 1 through June 11, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the accompanying consolidated financial statements, the Company was acquired by Southern Union Company effective June 11, 2003. The post-acquisition period financial statements reflect a new basis of accounting and pre-acquisition and post-acquisition period financial results are presented but are not comparable.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 5, 2004