Form 10-Q
period 2006-03-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2006-05-10
CIK 76063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________

FORM 10-Q

For the quarterly period ended

March 31, 2006

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
Large accelerated filer       Accelerated filer ___ Non-accelerated filer  ✓

Indicate by check mark whether the registrant is shell company (as defined in Exchange Act Rule 12b-2).
Yes        No   ✓

Panhandle Eastern Pipe Line, LP meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Item 2 of Part I has been reduced and Item 3 of Part I and Items 2, 3 and 4 of Part II have been omitted in accordance with Instruction H.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
FORM 10-Q
March 31, 2006

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(In thousands of dollars)
Operating revenue
Transportation and storage of natural gas	$121,332	$120,020
LNG terminalling revenue	19,555	13,208
Other revenue	3,756	2,172
Total operating revenue	144,643	135,400

Operating expenses
Operation, maintenance and general	46,098	50,183
Depreciation and amortization	17,474	15,367
Taxes, other than on income	7,350	7,336
Total operating expenses	70,922	72,886

Operating income	73,721	62,514

Other income (expense)
Interest expense, net	(12,875)	(11,848)
Other, net	3,241	897
Total other income (expense)	(9,634)	(10,951)

Earnings before income taxes	64,087	51,563

Income taxes	25,022	20,093

Net earnings	$39,065	$31,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2006	December 31, 2005
Assets	(In thousands of dollars)

Property, plant and equipment
Plant in service	$2,219,069	$2,163,474
Construction work-in-progress	147,877	176,370
	2,366,946	2,339,844
Less accumulated depreciation and amortization	162,267	145,550
Net property, plant and equipment	2,204,679	2,194,294

Investment in affiliate	1,517	1,468

Current assets
Cash and cash equivalents	136	585
Accounts receivable, less allowances of $1,168 and $1,168, respectively	58,239	55,786
Accounts receivable - related parties	11,750	9,556
Gas imbalances - receivable	98,249	105,233
System gas and operating supplies	78,966	89,620
Deferred income taxes, net	2,258	2,086
Note receivable - Southern Union	146,630	110,580
Other	9,991	11,501
Total current assets	406,219	384,947

Intangibles, net	7,916	8,031
Debt issuance cost	3,320	3,634
Non-current system gas	20,761	25,087
Other	2,559	1,853

Total assets	$2,646,971	$2,619,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2006	December 31, 2005
	(In thousands of dollars)
Partners' Capital
Partners' capital	$943,033	$903,968
Accumulated other comprehensive income	1,061	1,339
Tax sharing note receivable - Southern Union	(43,699)	(50,862)
Total partners' capital	900,395	854,445

Long-term debt	729,057	1,179,534
Total capitalization	1,629,452	2,033,979

Current liabilities
Current portion of long-term debt	450,119	-
Accounts payable	2,856	3,054
Accounts payable - overdrafts	8,308	7,866
Accounts payable - related parties	21,183	8,560
Gas imbalances - payable	105,705	124,297
Accrued taxes	20,335	15,228
Accrued interest	7,640	19,569
Fuel tracker obligation	31,408	32,863
Labor and benefit accruals	8,809	16,643
Other operating expense accruals	9,505	11,938
Capital accruals	9,872	11,681
Post-retirement benefits-current	7,812	7,812
Other	28,142	22,365
Total current liabilities	711,694	281,876

Deferred income taxes, net	218,726	205,787
Post-retirement benefits	24,029	26,103
Other	63,070	71,569
Commitments and contingencies

Total owners' equity and liabilities	$2,646,971	$2,619,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(In thousands of dollars)
Cash flows provided by (used in) operating activities:
Net earnings	$39,065	$31,470
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,474	15,367
Deferred income taxes	12,952	6,801
Gain on sale of assets	(1,654)	-
Debt premium and discount amortization, net	(323)	(611)
Changes in operating assets and liabilities:
Accounts receivable	(4,647)	(2,061)
Inventory	(1,106)	(21,141)
Gas imbalances - receivable	-	(870)
Other assets	475	1,872
Payables	12,425	1,129
Accrued taxes	12,455	15,219
Interest accrued	(11,929)	(9,734)
Gas imbalances - payable	1,036	15,361
Other liabilities	(12,816)	(1,566)
Net cash flows provided by operating activities	63,407	51,236

Cash flows provided by (used in) investing activities:
Net increase in note receivable - Southern Union	(36,050)	(3,000)
Capital and investment expenditures	(30,469)	(37,074)
Sale of assets	2,450	-
Other	(229)	(161)
Net cash flows used in investing activities	(64,298)	(40,235)

Cash flows provided by (used in) financing activities:
Increase (decrease) in bank overdrafts	442	(16,992)
Debt retirements	-	(2,807)
Net cash flows provided by (used in) financing activities	442	(19,799)

Net decrease in cash and cash equivalents	(449)	(8,798)

Cash and cash equivalents at beginning of period	585	26,054
Cash and cash equivalents at end of period	$136	$17,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

	Partners' Capital	Accumulated Other Comprehensive Income	Tax Sharing Note Receivable-Southern Union	Total
	(In thousands of dollars)

Balance January 1, 2006	$903,968	$1,339	$(50,862)	$854,445

Comprehensive income:
Net earnings	39,065	-	-	39,065
Net realized gain related to interest rate swaps, net of tax	-	(278)	-	(278)
Comprehensive income				38,787

Settlement against tax sharing receivable - Southern Union	-	-	7,163	7,163

Balance March 31, 2006	$943,033	$1,061	$(43,699)	$900,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ITEM 1. Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Panhandle Eastern Pipe Line Company, LP, a Delaware limited partnership (Panhandle Eastern Pipe Line), including all of its subsidiaries (collectively, the Company), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. These statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (GAAP), and should be read in conjunction with Panhandle Eastern Pipe Line’s financial statements and notes thereto for the twelve months ended December 31, 2005, included in Panhandle Eastern Pipe Line’s Form 10-K filed with the SEC. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Because of the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.

1. Corporate Structure

Panhandle Eastern Pipe Line is an indirect wholly-owned subsidiary of Southern Union Company (Southern Union Company and, together with its subsidiaries, Southern Union). The Company is primarily engaged in the interstate transportation and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services. The Company is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The Company’s entities include the following:

•	Panhandle Eastern Pipe Line;
•	Trunkline Gas Company, LLC (Trunkline), a direct wholly-owned subsidiary of Panhandle Eastern Pipe Line;
•	Sea Robin Pipeline Company, LLC (Sea Robin), an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line;
•	Trunkline LNG Holdings, LLC (LNG Holdings), an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line;
•	Trunkline LNG Company, LLC (Trunkline LNG), a direct wholly-owned subsidiary of LNG Holdings; and
•	Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage), a wholly-owned subsidiary of Panhandle Eastern Pipe Line.

The Company’s pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet per day (Bcf/d) and 72 billion cubic feet (Bcf) of owned underground storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America, based on current send out capacity, and has 9.0 Bcf of above ground LNG storage capacity.

Southern Union Panhandle, LLC, a direct wholly-owned subsidiary of Southern Union Company, serves as the general partner of Panhandle Eastern Pipe Line and owns a one percent general partner interest. Southern Union Company owns a ninety-nine percent limited partner interest in Panhandle Eastern Pipe Line.

2. System Gas and Operating Supplies

System gas and operating supplies consist of gas held for operations and materials and supplies, carried at the lower of weighted average cost or market. The gas held for operations that the Company does not expect to consume in operations in the next 12 months has been reflected in non-current assets. Gas held for operations at March 31, 2006 was $87.9 million, or 13,207,000 million British thermal units (MMBtu), of which $20.8 million is classified as non-current. Gas held for operations at December 31, 2005 was $102.5 million, or 14,145,000 MMBtu, of which $25.1 million is classified as non-current. All system gas and materials and supplies purchased are recorded at the lower of cost or market, while net gas received from and owed back to customers is valued at market.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Regulatory Matters

In December 2002, FERC approved a Trunkline LNG certificate application to expand the Lake Charles LNG terminal facility to approximately 1.2 Bcf per day of sustainable send out capacity and to increase terminal storage capacity to 9 Bcf from the former level of 6.3 Bcf. BG LNG Services has contract rights for the entire .57 Bcf per day of additional capacity. Construction on the Trunkline LNG expansion project (Phase I) commenced in September 2003, and Phase I was placed into service on April 5, 2006 at an estimated cost of $140 million, plus capitalized interest. The expanded vaporization capacity portion of the expansion was placed into service on September 18, 2005. On September 17, 2004, as modified on September 23, 2004, FERC approved Trunkline LNG’s further incremental expansion project (Phase II). Phase II is estimated to cost approximately $79 million, plus capitalized interest, and will increase the LNG terminal’s sustainable send out capacity to 1.8 Bcf per day. Phase II has an expected in-service date of mid-2006. BG LNG Services has contracted for all the proposed additional capacity, subject to Trunkline LNG achieving certain construction milestones at this facility. Approximately $86 million and $102 million of costs are included in the line item Construction work-in-progress for the expansion projects through March 31, 2006 and December 31, 2005, respectively.

On March 31, 2006, the Company filed for regulatory approval with FERC for an enhancement of Trunkline LNG’s terminal. This infrastructure enhancement project, which is expected to cost approximately $250 million, plus capitalized interest, will increase sendout flexibility at the terminal. Construction will begin after regulatory approvals are received. The project is planned to be in operation in 2008. In addition, Trunkline LNG and BG LNG agreed to extend the existing terminal and pipeline services agreements through 2028, representing a five-year extension.

FERC is responsible under the Natural Gas Act for assuring that rates charged by interstate pipelines are "just and reasonable."  To enforce that requirement, FERC applies a ratemaking methodology that determines an allowed rate of return on common equity for the companies it regulates.  The Natural Gas Supply Association (NGSA), a natural gas producer trade association, has published a study that alleges, based on NGSA's analysis, that certain natural gas pipelines, including Panhandle Eastern Pipe Line and several of its affiliates, are over-recovering their allowed rates of return.  A rate investigation was recently initiated at FERC against one of the pipelines (not affiliated with the Company) identified in the NGSA study.  A group of parties purporting to have an interest in Panhandle Eastern Pipe Line’s and Southwest Gas Storage’s rates has approached Panhandle Eastern Pipe Line and Southwest Gas Storage to propose a voluntary rate reduction.  At this time, Panhandle Eastern Pipe Line continues to engage in discussions with the group regarding rates and rate of return; no proceeding has been initiated at FERC relating to Panhandle Eastern Pipe Line's or Southwest Gas Storage's rates.

4. Related Party Transactions

Panhandle Eastern Pipe Line receives transportation revenues from Missouri Gas Energy, a Southern Union division, which account for less than one percent of annual consolidated revenues. For the period ended March 31, 2005, these deliveries were at contracted rates that pre-dated the acquisition of the Company by Southern Union in June 2003 (Panhandle Acquisition) and are now subject to newly negotiated rates under agreements that became effective October 1, 2005.

The table below provides a summary of related party transactions for the periods indicated.

	Three Months Ended March 31,
Related Party Transactions	2006	2005
	(In thousands)

Transportation and storage of natural gas revenue	$1,456	$895
Operation and maintenance:
Management & royalty fees	3,616	3,386
Other expenses	3,141	3,704
Other income, net	1,480	563

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pursuant to a demand note with Southern Union Company under a cash management program, the Company has loaned excess cash, net of repayments, totaling $146.6 million to Southern Union since Southern Union acquired the Company. Net loans of $36.1 million were recorded during the three month period ended March 31, 2006. The Company is credited with interest on the note at a one month LIBOR rate. Included in Other, net in the accompanying Condensed Consolidated Statement of Operations is interest income of $1.4 million and $510,000 for the three months ended March 31, 2006 and 2005, respectively, related to interest on the Note receivable - Southern Union. The Company expects to draw down on the note receivable over the next 12 months to fund capital expenditures in excess of operating cash flows and has thus reflected the note receivable from Southern Union as a current asset.

Southern Union structured the Panhandle Acquisition in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. For tax purposes, the Company’s assets that were part of the exchange were recorded at the tax basis of the Southern Union Company assets for which they were exchanged. The resulting transaction generated an estimated deferred tax liability of approximately $91 million at the acquisition date and a corresponding receivable from Southern Union reflected as a reduction to owners’ equity on the Company’s Condensed Consolidated Balance Sheet. Repayment of the receivable from Southern Union is limited to actual tax liabilities otherwise payable by the Company pursuant to the tax sharing agreement with Southern Union Company. For the three months ended March 31, 2006, the Company recorded a $7.2 million income tax liability settlement against the tax sharing note receivable.

On November 17, 2004, CCE Holdings, LLC (CCE Holdings), a joint venture in which Southern Union owns a 50 percent interest, acquired 100 percent of the equity interests of CrossCountry Energy, LLC (CrossCountry Energy) from Enron Corp. and certain of its subsidiaries for approximately $2.45 billion in cash, including the assumption of certain consolidated debt. On November 5, 2004, CCE Holdings entered into an Administrative Services Agreement (Management Agreement) with SU Pipeline Management LP (Manager), a Delaware limited partnership and a wholly-owned subsidiary of Southern Union, and the Company. Under the terms of the Management Agreement, the Company covenants, to the extent permitted by applicable law, to cause Manager to perform the duties and obligations of Manager. Manager has assembled an integrated pipeline management team, which includes employees of the Company and CrossCountry Energy. Pursuant to the Management Agreement, Manager is responsible for the operations and administrative functions of the enterprise. CCE Holdings and Manager will share certain operations of Manager and its affiliates, and CCE Holdings will be obligated to bear its share of costs of the Manager and its affiliates, as well as certain transition costs and, under certain conditions, pay annual management fees to Manager. Transition costs are non-recurring costs of establishing the shared services, including but not limited to severance costs, professional fees, certain transaction costs, and the costs of relocating offices and personnel, pursuant to the Management Agreement. At December 31, 2004, the Company recognized a liability of approximately $6 million for severance related costs, which is reimbursable from CCE Holdings for which an offsetting amount was recorded in Accounts receivable - related parties. At March 31 2006, Accounts receivable - related parties includes $521,000 and Other current liabilities includes $1.4 million for severance related costs.

5. Accounting for Derivatives and Hedging Activities

On April 29, 2005, existing LNG Holdings’ bank loans due in January 2007 were repaid in full using the proceeds from a Credit Agreement entered into on April 26, 2005 (Credit Agreement). Interest rate swaps previously designated as cash flow hedges of the LNG Holdings’ bank loans were terminated upon repayment of the loans on April 29, 2005. As a result, a gain of $3.5 million ($2.1 million, net of tax), was recorded in Accumulated other comprehensive income in the Condensed Consolidated Balance Sheet and is being amortized to interest expense through the maturity date of the original bank loans in 2007, of which $1.8 million ($1.1 million, net of tax) remains at March 31, 2006.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2004, the Company entered into interest rate swaps to hedge the risk associated with the fair value of its $200 million 2.75 percent Senior Notes. See Note 6 - Debt. These swaps are designated as fair value hedges and qualify for the short cut method under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. As of March 31, 2006 and December 31, 2005 the fair value position of the swaps was a liability of $5.4 million and $5.7 million, respectively, recorded as a reduction to current portion of long-term debt and long-term debt, respectively. Under the swap agreements, the Company will receive fixed interest payments at a rate of 2.75 percent per annum and will make floating interest payments based on the six-month LIBOR. No ineffectiveness is assumed in the hedging relationship between the debt instrument and the interest rate swaps. As of March 31, 2006, these swaps have an average interest rate of 5.0 percent.

6. Debt

The following table sets forth the long-term debt, including the current portions thereof, of the Company at the dates indicated.

Long-term Debt	Year Due	March 31, 2006	December 31, 2005
		(in thousands)
6.50% Senior Notes	2009	$60,623	$60,623
8.25% Senior Notes	2010	40,500	40,500
7.00% Senior Notes	2029	66,305	66,305
4.80% Senior Notes	2008	300,000	300,000
6.05% Senior Notes	2013	250,000	250,000
2.75% Senior Notes	2007	200,000	200,000
Bank loans (floating rate)	2007	255,626	255,626
Total debt outstanding		1,173,054	1,173,054
Interest rate swaps (2.75% Senior Notes)		(5,445)	(5,725)
Unamortized debt premium, net		11,567	12,205
Less: Current portion of long-term debt (1)		(450,119)	-
Total long-term debt		$729,057	$1,179,534

(1) Includes $5.4 million of fair value swaps related to debt classified as current.

The Company has $1.18 billion of debt recorded at March 31, 2006, of which $450.1 million is current. Debt of $729.1 million, including net premiums of $11.6 million, is at fixed rates ranging from 4.80 percent to 8.25 percent, with an average interest rate of 5.42 percent including debt premium, discount and issuance cost amortization and 5.78 percent excluding debt premium, discount and issuance cost amortization. The $455.6 million of floating rate debt had an average interest rate of 5.5 percent for the three months ended March 31, 2006.

The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens. At March 31, 2006, the Company, based on the currently most restrictive debt covenant requirements, was subject to a $520.8 million limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $237.4 million of additional secured or subsidiary level indebtedness or other defined liens based on a limitation on liens covenant. The Company is also subject to a limitation of $493.0 million of total additional indebtedness. At March 31, 2006, the Company was in compliance with all covenants.

At March 31, 2006, the Company had no scheduled debt principal payments for the remainder of 2006 and scheduled payments of $455.6 million, $300 million, $60.6 million, $40.5 million and $316.3 million for the years 2007 through 2010 and in total thereafter, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Comprehensive Income

The table below provides an overview of comprehensive income for the periods indicated.
	Three Months Ended March 31,
	2006	2005
	(in thousands)

Net earnings	$39,065	$31,470

Unrealized gain (loss) related to interest rate swaps, net of taxes of $0 and $1,412, respectively	(2)	2,160

Realized gains in net earnings, net of tax benefit of $(185) and $(786), respectively	(276)	(1,230)

Total comprehensive income	$38,787	$32,400

Accumulated other comprehensive income reflected in the Condensed Consolidated Balance Sheet at March 31, 2006 and December 31, 2005 includes unrealized gains related to interest rate swaps.

8. Benefits

Components of Net Periodic Benefit Cost

Net periodic benefit cost for the three months ended March 31, 2006 and 2005 for postretirement benefit plans other than pensions (OPEB) includes the following components:

	Three Months Ended March 31,
OPEB	2006	2005
	(in thousands)

Service cost	$440	$740
Interest cost	544	900
Expected return on plan assets	(344)	(230)
Amortization of prior service cost	(911)	(55)
Recognized actuarial gain	127	160

Net periodic benefit cost	$(144)	$1,515

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Stock Based Compensation

Stock Award Plans. On May 9, 2005, the stockholders of Southern Union Company adopted the Southern Union Company Amended and Restated 2003 Stock and Incentive Plan (Amended 2003 Plan). The Amended 2003 Plan allows for awards in the form of stock options (either incentive stock options or non-qualified options), stock appreciation rights, stock bonus awards, restricted stock, performance units or other equity-based rights. The persons eligible to receive awards under the Amended 2003 Plan include all of the employees, directors, officers, agents and other service providers of Southern Union Company and its affiliates and subsidiaries, of which the Company is an indirect wholly-owned subsidiary. The Amended 2003 Plan provides that each non-employee director will receive annually a restricted stock award or, at the election of the non-employee director, options having an equivalent value, which will be granted at such time or times as the compensation committee shall determine. Under the Amended 2003 Plan: (i) no participant may receive in any calendar year awards covering more than 500,000 shares; (ii) the exercise price for a stock option may not be less than 100 percent of the fair market value of the common stock on the date of grant; and (iii) no award may be granted more than ten years after the date of the Amended 2003 Plan.

Stock Options. Effective January 1, 2006, Southern Union Company, its affiliates and subsidiaries adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R), using the Modified Prospective Application method of transition, as defined in Statement No. 123R. After adoption of Statement No. 123R, the Company records the grant date fair value of share-based payment arrangements, net of estimated forfeitures, as compensation expense using a straight-line basis over the awards’ requisite service period. Prior to adoption, the Company used the intrinsic value method of accounting for stock-based compensation awards in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, which generally resulted in no compensation expense for employee stock options with an exercise price no less than fair value on the date of grant. Under the Modified Prospective Application method, Statement No. 123R applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005. Compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of December 31, 2005 is recognized as the requisite service is rendered on or after January 1, 2006. Additionally, no transition adjustment is generally permitted for the deferred tax assets associated with outstanding equity instruments, as these deferred tax assets will be recorded as a credit to Partners’ capital when realized. No cumulative effect of a change in accounting principle was recognized upon adoption of Statement No. 123R.

The Company has previously disclosed the fair value of stock options granted and the assumptions used in determining fair value, pursuant to Statement No. 123, Accounting for Stock-Based Compensation. The Company has historically used a Black-Scholes valuation model to determine the fair value of stock options granted. Stock options (either incentive stock options or non-qualified options) and stock appreciation rights generally vest over a four or five year period from the date of grant and expire ten years after the date of grant. As of December 31, 2005, outstanding stock options totaled 353,861 of which 29,409 were vested. The remaining 324,452 stock options vest over 2006 and future periods and are used to determine compensation expense pursuant to the transition provisions of Statement No. 123R.

The Company attributes the requisite service period to the vesting period. The adoption of Statement No. 123R reduced Operating income, Earnings before income taxes, and Net earnings by $190,000, $190,000 and $156,000, respectively during the three months ended March 31, 2006.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pursuant to the Modified Prospective Application method of transition, the Company has not adjusted results of operations for prior periods. The following table reflects pro forma net earnings that the Company would have realized if it had elected to adopt the fair value approach of Statement No. 123 prior to January 1, 2006:

Three Months Ended
March 31, 2005
(In thousands)

Net earnings, as reported	$31,470
Deduct total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related taxes	51
Pro forma net earnings	$31,419

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. The Company’s expected volatilities are based on implied volatilities of traded options on the Southern Union Company stock, historical volatility of the Southern Union Company stock and other factors. To the extent that volatility of the Southern Union Company’s stock price increases in the future, the estimates of the fair value of options granted in the future could increase, thereby increasing share-based compensation expense in future periods. The Company’s estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent that the Company revises this estimate in the future, the share-based compensation could be materially impacted in the quarter of revision, as well as in the following quarters. Additionally, the expected dividend yield is considered for each grant on the date of grant. The Company’s expected term of options granted was derived from the average midpoint between vesting and the contractual term. In the future, as information regarding post vesting termination becomes more accessible, the Company may change the method of deriving the expected term. This change could impact the fair value of options granted in the future. The Company expects to refine the method of deriving the expected term no later than January 1, 2008. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The following table represents the Black-Scholes estimated ranges under the Company plans as of March 31, 2006:

Period ended
March 31, 2006
Expected volatility	27.5% to 37.36%
Weighted average volatility	35.85%
Expected dividend yield	1.67%
Risk-free interest rate	4.06% to 5.00%
Expected life in years	5.5 to 6.25 years

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the status of the Company’s outstanding stock options as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Life	Value

Outstanding options at January 1, 2006	353,861	$19.88
Granted	-
Exercised	(6,627)	$16.83
Forfeited	(3,862)	$16.83
Outstanding options at March 31, 2006	343,372	$19.97	8.75	$1,564,912
Exercisable options at March 31, 2006	58,849	$16.83	7.86	$453,402

As of March 31, 2006, there was $2.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average contractual period of 2.7 years. The total fair value of options vested during the three months ended March 31, 2006 was $431,000. Compensation expense recognized related to stock options totaled $190,000 ($156,000, net of tax) for the three months ended March 31, 2006.

The intrinsic value of options exercised during the three months ended March 31, 2006 was approximately $51,000 and the Company realized an additional tax benefit of approximately $31,000 for the amount of intrinsic value in excess of compensation cost recognized during the quarter.

Restricted Stock.  The Amended 2003 Plan also provides for grants of restricted stock of which the Company has benefited. Restricted stock granted under the Amended 2003 Plan vests over a period of four years.  Restricted stock vests at the end of the applicable vesting period, which is also the requisite service period. The fair value of restricted stock is the excess of the average market price of common stock on the date of grant over the exercise price, which is zero.

A summary of the status of nonvested restricted stock awards as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

	Number of	Weighted-Average
	Restricted Shares	Grant-Date
Nonvested Restricted Shares	Outstanding	Fair-Value

Nonvested restricted shares at January 1, 2006	43,050	$24.06
Granted	-
Vested	-
Forfeited	-
Nonvested restricted shares at March 31, 2006	43,050	$24.06

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2006, there was $853,000 of total unrecognized compensation cost related to nonvested, share-based compensation arrangements granted under the restricted stock plans. That cost is expected to be recognized over a weighted-average contractual period of 3.5 years. The total fair value of restricted shares that vested during the three months ended March 31, 2006 was nil. Compensation expense recognized related to restricted stock totaled $64,000 ($39,000, net of tax) during the three months ended March 31, 2006.

The intrinsic value of restricted stock exercised during the three months ended March 31, 2006 was nil and the Company realized an additional tax benefit of approximately nil for the amount of intrinsic value in excess of compensation cost recognized during the quarter.

10. Commitments and Contingencies

Litigation. The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with FASB Statement No. 5, Accounting for Contingencies, in order to provide for such matters. Management believes the final disposition of these proceedings will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

Hope Land Mineral Corporation (Hope Land) contends that it owns the storage rights to property that contains a portion of the Company’s Howell storage field. During June 2003, the Michigan Court of Appeals reversed the trial court’s previous order, which had granted summary judgment in favor of the Company and dismissed the case. The Company filed an appeal of the Court of Appeals order with the Michigan Supreme Court, which was denied in December of 2003. In April 2005, Hope Land filed trespass and unjust enrichment complaints against the Company to prevent running of the statute of limitations. The Company then filed an action for condemnation to obtain the storage rights from Hope Land. Pursuant to a pre-filing settlement with Hope Land, the Company obtained legal title to the storage rights upon the filing of the condemnation action. As a result, the only issue to be determined at trial is the value of such rights and the amount of trespass damages to which Hope Land is entitled. The trial court has not yet issued a scheduling order, but the Company expects the trial to be scheduled for the second quarter of 2006. The Company does not believe the outcome of this case will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position.

Jack Grynberg, an individual, has filed actions against a number of companies, including the Company, now transferred to the U.S. District Court for the District of Wyoming, for damages for mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners. On May 13, 2005, the Special Master in this case issued a recommended decision that would, if adopted by the District Judge, result in dismissal of the Company and its affiliates from the case. A similar action, known as the Will Price litigation, also has been filed against a number of companies, including the Company, in U.S. District Court for the District of Kansas. The Company is currently awaiting the decision of the trial judge on the defendants’ motion to dismiss the Will Price action. The Company believes that its measurement practices conformed to the terms of its FERC Gas Tariff, which was filed with and approved by FERC. As a result, the Company believes that it has meritorious defenses to the complaints (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that the Company complied with the terms of its tariff) and is defending the suits vigorously.

Environmental Matters. The Company’s operations are subject to federal, state and local laws and regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters. These laws and regulations require the Company to conduct its operations in a specified manner and to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals. Failure to comply with environmental requirements may expose the Company to significant fines, penalties and/or interruptions in operations. The Company’s environmental policies and procedures are designed to achieve compliance with such laws and regulations. These evolving laws and regulations and claims for damages to property, employees, other persons and the environment resulting from current or past operations may result in significant expenditures and liabilities in the future. The Company engages in a process of updating and revising its procedures for the ongoing evaluation of its operations to identify potential environmental exposures and enhance compliance with regulatory requirements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company follows the provisions of American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities, for recognition, measurement, display and disclosure of environmental remediation liabilities.

Environmental Remediation. The Company is responsible for environmental remediation at certain sites on its gas transmission systems. The contamination resulted from the past use of lubricants containing polychlorinated biphenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. The Company has developed and is implementing a program to remediate such contamination. Remediation and decontamination has been completed at 26 of 35 compressor station sites where auxiliary buildings that house the air compressor equipment have been impacted by the past use of lubricants containing PCBs. At some locations, PCBs have been identified in paint that was applied many years ago. A program has been implemented to remove and dispose of PCB impacted paint during painting activities. Other remediation typically involves the management of contaminated soils and may involve remediation of groundwater. Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility. The ultimate liability and total costs associated with these sites will depend upon many factors. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Company could potentially be held responsible for contamination caused by other parties. In some instances, such as the Pierce Waste Oil sites described below, the Company may share liability associated with contamination with other potentially responsible parties, the Company may also benefit from contractual indemnities that cover some or all of the cleanup costs. These sites are generally managed in the normal course of business or operations. The Company believes the outcome of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, have been identified as potentially liable for conditions at three former waste oil disposal sites in Illinois - the Pierce Oil Springfield site, the Dunavan Waste Oil site and the McCook site (collectively, the Pierce Waste Oil sites). Panhandle Eastern Pipe Line and Trunkline received notices of potential liability from the United States Environmental Protection Agency (U.S. EPA) for the Dunavan site. The notice demanded reimbursement to the U.S. EPA for all its costs incurred to date in the amount of approximately $1.8 million and encouraged each potentially responsible party (PRP) to voluntarily negotiate an administrative settlement agreement with the U.S. EPA within certain limited time frames providing for the PRPs to conduct or finance the response activities required at the site.  The demand was declined in a joint letter dated December 15, 2005 by the major PRPs including Panhandle Eastern Pipe Line and Trunkline. Although no formal notice has been received for the Pierce Oil Springfield site, special notice letters are anticipated and the process of listing the site on the National Priority List has begun. No formal notice has been received for the McCook site. The Company believes the outcome of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

On June 16, 2005, Panhandle Eastern Pipe Line experienced a release of liquid hydrocarbons near Pleasant Hill, Illinois. The release occurred in the form of a mist at a valve that was in use to reduce the pressure in the pipeline as part of maintenance activities. The hydrocarbon mist affected several acres of adjacent agricultural land and a nearby marina. Approximately 27 gallons, initially reported as 45 gallons, of hydrocarbons reached the Mississippi River. Panhandle Eastern Pipe Line contacted appropriate federal and state regulatory agencies and the U.S. EPA took the lead role in overseeing the subsequent cleanup activities, which have been completed. Panhandle Eastern Pipe Line has resolved claims of affected boat owners and the marina operator. Panhandle Eastern Pipe Line received a violation notice from the Illinois Environmental Protection Agency (Illinois EPA) alleging that Panhandle Eastern Pipe Line is in apparent violation of several sections of the Illinois Environmental Protection Act by allowing the release. The violation notice did not propose a penalty.  Responses to the violation notice were submitted and the responses were discussed with the agency. On December 14, 2005 the Illinois EPA notified Panhandle Eastern Pipe Line that the matter might be considered for referral to the Office of the Attorney General, the State’s Attorney or the U.S. EPA for formal enforcement action and the imposition of penalties. The Company believes the outcome of this matter will not have a material adverse effect on its financial position, results of operations or cash flows.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company expects the cleanup programs for all of the above matters to continue for several years and has estimated its share of remaining cleanup costs to range from approximately $4.8 million to $13.6 million as of March 31, 2006. The table below reflects the amount of accrued liabilities recorded in the Condensed Consolidated Balance Sheet at March 31, 2006 and December 31, 2005 to cover probable environmental response actions:

	March 31,	December 31,
	2006	2005
	(In thousands)

Current	$2,138	$2,337
Noncurrent	8,325	8,385
Total Environmental Liabilities	$10,463	$10,722

During the three month period ended March 31, 2006, the Company spent $259,000 related to environmental cleanup programs.

Based on information available at this time, and the reviews undertaken by the Company to identify potential exposure, the Company believes the amount reserved for all of the above environmental matters is adequate to cover the potential exposure for clean-up costs.

Air Quality Control. U.S. EPA issued a final rule on regional ozone control in April 2004 that impacts the Company in two Midwestern states, Indiana and Illinois. Based on a U.S. EPA guidance document negotiated with gas industry representatives in 2002, the Company will be required in states that follow the EPA guidance to reduce nitrogen oxide (NOx) emissions by 82 percent on the identified large internal combustion engines and will be able to trade off engines within the Company in an effort to create a cost effective NOx reduction solution. The final implementation date is May 2007. The rule will affect 20 large internal combustion engines on the Company’s system in Illinois and Indiana with an approximate cost of $20.0 million for capital improvements through 2007, based on current projections. Approximately $19.0 million of the $20.0 million of capital expenditures have been incurred as of March 31, 2006. Indiana has promulgated state regulations to address the requirements of the NOx SIP Call rule that essentially follow the EPA guidance.

The Illinois EPA has distributed several draft versions of a rule to control NOx emissions from reciprocating engines and turbines statewide. The latest draft requires controls on engines regulated under the U.S. EPA NOx SIP Call by May 1, 2007 and the remaining engines by January 1, 2009. The state is requiring the controls to comply with U.S. EPA rules regarding the NOx SIP Call, ozone non-attainment and fine particulate standards. The Illinois EPA has held multiple meetings with industry representatives to discuss the draft rule and is expected to propose the rule in mid-2006. The rule is currently being reviewed for potential impact to the Company. As drafted, the rule applies to all Panhandle Eastern Pipe Line and Trunkline stations in Illinois and significant expenditures in addition to the $20.0 million associated with NOx reductions described above would be required for emission control.

In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline’s Cypress compressor station is affected and requires the installation of emission controls. New regulations also require certain grandfathered facilities in Texas to enter into the new source permit program which may require the installation of emission controls at one additional facility owned by the Company. Management estimates capital improvements of $17.0 million will be needed at the two affected Texas locations. Approximately $6.0 million of the $17.0 million of capital expenditures have been incurred as of March 31, 2006.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Spill Control. Environmental regulations were recently modified for U.S. EPA’s Spill Prevention, Control and Countermeasures (SPCC) program. The Company is currently reviewing the impact to its operations and expects to expend resources on tank integrity testing and any associated corrective actions as well as potential upgrades to containment structures. Costs associated with tank integrity testing and resulting corrective actions cannot be reasonably estimated at this time, but the Company believes such costs will not have a material adverse effect on its financial position, results of operations or cash flows.

Other Commitments and Contingencies.

On April 21, 2006, Trunkline experienced a fire at its Kaplan, Louisiana compressor station which resulted in damages to the facilities. While assessment is currently ongoing, Trunkline initially estimates capital expenditures associated with the fire to range from $5.0 million to $10.0 million, before consideration of potential insurance recoveries which are subject to a $5.0 million deductible. Management does not expect this incident to have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

Late in the third quarter of 2005, after coming through the Gulf of Mexico, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast. These hurricanes caused modest damage to property and equipment owned by Sea Robin, Trunkline, and Trunkline LNG. Based on the latest damage assessments, there are revenue, expense and capital impacts resulting from Hurricanes Katrina and Rita in 2005 and 2006, mostly impacting Sea Robin and Trunkline LNG. Prior to any insurance recoveries, additional estimated capital outlays expected in 2006 are approximately $23.0 million, of which $6.4 million was spent in the first quarter of 2006. Estimated capital outlays primarily include replacement of equipment lost or damaged in the hurricanes and potential abandonment costs for certain facilities, which will be impacted by producer decisions regarding rebuilding their damaged platforms and reconnecting their gas reserves to the Company’s pipelines and higher LNG terminal construction costs. The revenue losses now estimated at $3.0 million for 2006 relate primarily to reduced volumes on Sea Robin which are expected to continue into 2006. Hurricane impacts have resulted in delays in the completion of Trunkline LNG’s Phase I and Phase II expansions from the original completion dates, although Phase I was placed in service on April 5, 2006. Additionally, the Company anticipates reimbursement from its property insurance carriers for damages from Hurricane Rita in excess of its $5.0 million deductible.

In 1993, the U.S. Department of the Interior announced its intention to seek, through its Mineral Management Service (MMS), additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements and buyouts and buydowns of gas sales contracts with natural gas pipelines. Panhandle Eastern Pipe Line and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact, which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle Eastern Pipe Line and Trunkline may file with FERC to recover these costs from pipeline customers. Management believes these commitments and contingencies will not have a material adverse effect on the Company’s business, financial condition or results of operations.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On September 10, 2003, Panhandle Eastern Pipe Line provided a guarantee to CB&I Constructors, Inc. for the full performance by Trunkline LNG, its subsidiary, of the engineering, procurement and construction contract between Trunkline LNG and CB&I Constructors, Inc. The contract is for the construction of the expansion of the Trunkline LNG Lake Charles facility, and covers approximately $1.8 million of the remaining cost of the Phase I expansion through the early portion of the second quarter of 2006 and approximately $7.3 million of the remaining cost of the Phase II expansion through mid-2006. Under the terms of the guarantee, Panhandle Eastern Pipe Line would be required to perform should Trunkline LNG be in default of its obligation, as it relates to services already rendered. There are no amounts being carried as liabilities for the Company’s obligations under these guarantees.

Controlled Group Pension Liabilities. Southern Union (including certain of its divisions) sponsors a number of defined benefit pension plans for employees. Under applicable pension and tax laws, upon being acquired by Southern Union, the Company became a member of Southern Union’s “controlled group” with respect to those plans, and, along with Southern Union and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated. In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union’s controlled group, including the Company and each of its subsidiaries. Based on the latest actuarial information available as of December 31, 2005, the aggregate amount of the projected benefit obligations of these pension plans was approximately $415.3 million and the estimated fair value of all of the assets of these plans was approximately $298.3 million.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition is provided as a supplement to the accompanying unaudited interim condensed consolidated financial statements and notes to help provide an understanding of the Company’s financial condition, results of operations and changes in financial condition. The following section includes an overview of the Company’s business as well as recent developments that the Company believes are important in understanding its results of operations and in anticipating future trends in those operations. Subsequent sections include an analysis of the Company’s results of operations on a consolidated basis and information relating to the Company’s liquidity and capital resources, quantitative and qualitative disclosures about market risk and other matters. The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q.

Overview

The Company is primarily engaged in the interstate transportation and storage of natural gas and also provides LNG terminalling and regasification services, with rates and services regulated by FERC. The Company’s entities include Panhandle Eastern Pipe Line, Trunkline, Sea Robin, Trunkline LNG and Southwest Gas Storage. Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 Bcf/d, 72 Bcf of owned underground storage capacity and 9.0 Bcf of above ground LNG storage capacity. Trunkline LNG is located on Louisiana’s Gulf Coast and, based on current send out capacity, operates one of the largest LNG import terminals in North America.

Approximately one-half of the Company’s total operating revenue comes from long-term service agreements with local distribution company customers and their affiliates. The Company also provides firm transportation services under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the Company’s pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis. Demand for gas transmission on the Company’s pipeline systems is seasonal, with the highest throughput and a higher portion of annual total operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters. For the years 2003 to 2005, the Company’s combined throughput was 1,380 trillion British thermal units (TBtu), 1,284 TBtu and 1,214 TBtu, respectively. For the three month periods ended March 31, 2006 and March 31, 2005, the Company’s combined throughput was 302 TBtu and 350 TBtu, respectively.

The Company’s regulated transportation and storage businesses periodically file (or can be required to file) for changes in their rates, which are subject to approval by FERC. Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to negatively impact the Company’s results of operations and financial condition.

Results of Operations

	Three Months Ended March 31,
	2006	2005	Change
	(in thousands)

Operating revenue:
Transportation and storage of natural gas	$121,332	$120,020	$1,312
LNG terminalling revenue	19,555	13,208	6,347
Other revenue	3,756	2,172	1,584
Total operating revenue	144,643	135,400	9,243

Operating expenses:
Operation, maintenance and general	46,098	50,183	(4,085)
Depreciation and amortization	17,474	15,367	2,107
Taxes, other than on income and revenues	7,350	7,336	14
Total operating expenses	70,922	72,886	(1,964)
Operating income	73,721	62,514	11,207

Other income (expense):
Interest expense, net	(12,875)	(11,848)	(1,027)
Other, net	3,241	897	2,344
Total other expense, net	(9,634)	(10,951)	1,317

Earnings before income taxes	64,087	51,563	12,524

Income taxes	25,022	20,093	4,929

Net earnings	$39,065	$31,470	$7,595

Operating Revenue. For the three months ended March 31, 2006, operating revenue increased $9.2 million versus the same period in 2005. LNG terminalling revenue increased $6.3 million primarily due to expanded vaporization capacity and a base capacity increase on the BG LNG contract, partially offset by lower volumes resulting from fewer cargoes. Transportation and storage revenue increased $1.3 million due to higher average reservation revenues of $4.1 million which were primarily driven by higher average rates on contracts, partially offset by lower revenues of $1.4 million on Sea Robin resulting from the impact of the hurricanes that occurred in the third quarter of 2005 and a $1.2 million decrease in parking revenue.

Operating Expenses. Operating expenses for the three months ended March 31, 2006 decreased $2.0 million versus the same period in 2005. Decreases in operation, maintenance and general expenses of $4.1 million included a $2.5 million decrease in benefit costs including impacts of Medicare Part D subsidies and lower headcounts, a $791,000 decrease in liability and property insurance costs primarily due to lower premiums on policies associated with carrying higher deductibles and a $447,000 reduction in LNG power costs due to lower volumes resulting from fewer cargoes. Such decreases were partially offset by a $2.1 million increase in depreciation and amortization primarily due to an increase in property, plant and equipment placed in service.

Other Expense, Net. Other expense, net for the three months ended March 31, 2006 decreased $1.3 million versus the same period in 2005, primarily due to a gain on sale of certain Trunkline assets of $1.7 million and higher related party interest income of $1.0 million caused by increases in the underlying LIBOR-based rates and higher balances in 2006. Such decreases were partially offset by higher interest expense of $1.0 million, primarily related to higher LIBOR-based rates. For further discussion of the Company’s related party interest income, see Note 4 - Related Party Transactions.

Income Taxes. Income taxes during the three months ended March 31, 2006, versus the same period in 2005, increased $4.9 million due to higher pretax income.

OTHER MATTERS

Contingencies

See PART I, ITEM 1. Financial Statements (Unaudited), Note 10 - Commitments and Contingencies, in this Quarterly Report on Form 10-Q.

Regulatory

See PART I, ITEM 1. Financial Statements (Unaudited), Note 3 - Regulatory Matters, in this Quarterly Report on Form 10-Q.

Insurance Coverage Changes

The Company’s property coverage is subject to renewal on July 1, 2006. As a result of recent acts of nature such as Hurricanes Katrina, Wilma and Rita and the negative impact on the insurance market, there is a high likelihood the Company will experience significant increases in the cost of its insurance coverage. In addition, the Company could experience significant changes in the terms, deductibles, limits and general availability of insurance coverage. As a result, the Company’s insurance coverage may not be adequate to protect the Company from all material expenses related to acts of nature or other acts causing damage to Company facilities.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company performed an evaluation under the supervision and with the participation of its management, including its President and Chief Operating Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Company’s President and Chief Operating Officer and Senior Vice President and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of March 31, 2006 and have communicated that determination to the Board of Managers and Southern Union’s Audit Committee, which also serves as Panhandle Eastern Pipe Line’s Audit Committee.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Cautionary Statement Regarding Forward-Looking Information

The disclosure and analysis in this Form 10-Q contains some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, the Company also provides forward-looking statements in other materials it releases to the public as well as oral forward-looking statements. Such statements give the Company’s current expectations or forecasts of future events; they do not relate strictly to historical or current facts. The Company has tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated products, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

The Company cannot guarantee that any forward-looking statement will be realized, although management believes that the Company has been prudent in its plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. Readers should bear this in mind as they consider forward-looking statements.

The Company undertakes no obligation publicly to update forward-looking statements, whether as a result of new information, future events or otherwise. Readers are advised, however, to consult any further disclosures the Company makes on related subjects in its 10-K, 10-Q and 8-K reports to the SEC. Also note that the Company provides the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its businesses. These are factors that, individually or in the aggregate, management thinks could cause the Company’s actual results to differ materially from expected and historical results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers should understand that it is not possible to predict or identify all such factors. Consequently, readers should not consider the following to be a complete discussion of all potential risks or uncertainties.

Factors that could cause actual results to differ materially from those expressed in the Company’s forward-looking statements include, but are not limited to, the following:

•	changes in demand for natural gas by the Company’s customers, in the composition of the Company’s customer base and in the sources of natural gas available to the Company;
•
the effects of inflation and the timing and extent of changes in the prices and overall demand for and availability of natural gas as well as electricity, oil, coal and other bulk materials and chemicals;

•	adverse weather conditions, such as warmer than normal weather in the Company’s service territories, and the operational impact of disasters such as Hurricanes Katrina and Rita;
•
changes in laws or regulations, third-party relations and approvals, decisions of courts, regulators and governmental bodies affecting or involving the Company, including deregulation initiatives and the impact of rate and tariff proceedings before FERC and various state regulatory commissions;

•	the speed and degree to which additional competition is introduced to the Company’s business and the resulting effect on revenues;
•	the outcome of pending and future litigation;
•	the Company’s ability to comply with or to challenge successfully existing or new environmental regulations;
•	unanticipated environmental liabilities;
•	the Company’s ability to acquire new businesses and assets and integrate those operations into its existing operations, as well as its ability to expand its existing businesses and facilities;
•	the Company’s ability to control costs successfully and achieve operating efficiencies, including the purchase and implementation of new technologies for achieving such efficiencies;
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

•	changes in the ratings of the Company’s debt securities or any of its subsidiaries;
•	changes in interest rates and other general capital markets conditions, and in the Company’s ability to continue to access the capital markets;
•	acts of nature, sabotage, terrorism or other acts causing damage greater than the Company’s insurance coverage limits;
•	market risks beyond the Company’s control affecting its risk management activities including market liquidity, commodity price volatility and counterparty creditworthiness; and
•	other risks and unforeseen events.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company and certain of its affiliates are occasionally parties to lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing. The Company and its affiliates are also subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on our present knowledge and subject to future legal and factual developments, the Company’s management believes that it is unlikely that these actions, individually or in the aggregate, will have a material adverse effect on its financial condition. For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other legal matters, reference is made to ITEM 1. Financial Statements (Unaudited), Note 10 - Commitments and Contingencies, as well as to ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I. Financial Information.

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K.

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

31.2
Certificate by Senior Vice President and Chief Financial Officer pursuant to Rule 13a - 14(a) or 15d - 14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certificate by President and Chief Operating Officer pursuant to Rule 13a - 14(b) or 15d - 14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2
Certificate by Senior Vice President and Chief Financial Officer pursuant to Rule 13a - 14(b) or 15d - 14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: May 10, 2006	By: /s/ ROBERT O. BOND
Robert O. Bond
President and Chief Operating Officer /s/ GARY W. LEFELAR Gary W. Lefelar Senior Vice President and Chief Accounting Officer