Form 10-Q
period 2006-06-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2006-08-07
CIK 76063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________

FORM 10-Q

For the quarterly period ended

June 30, 2006

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
FORM 10-Q
June 30, 2006

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2006	2005
	(In thousands of dollars)
Operating revenue
Transportation and storage of natural gas	$101,780	$94,742
LNG terminalling revenue	27,014	13,561
Other revenue	5,315	2,118
Total operating revenue	134,109	110,421

Operating expenses
Operation, maintenance and general	51,314	48,132
Depreciation and amortization	16,924	15,025
Taxes, other than on income	7,392	6,869
Total operating expenses	75,630	70,026

Operating income	58,479	40,395

Other income (expense)
Interest expense, net	(16,241)	(11,499)
Other, net	3,576	1,849
Total other income (expense)	(12,665)	(9,650)

Earnings before income taxes	45,814	30,745

Income taxes	17,757	12,075

Net earnings	$28,057	$18,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(In thousands of dollars)
Operating revenue
Transportation and storage of natural gas	$223,112	$214,762
LNG terminalling revenue	46,569	26,769
Other revenue	9,071	4,290
Total operating revenue	278,752	245,821

Operating expenses
Operation, maintenance and general	97,412	98,315
Depreciation and amortization	34,398	30,392
Taxes, other than on income	14,742	14,205
Total operating expenses	146,552	142,912

Operating income	132,200	102,909

Other income (expense)
Interest expense, net	(29,116)	(23,347)
Other, net	6,817	2,746
Total other income (expense)	(22,299)	(20,601)

Earnings before income taxes	109,901	82,308

Income taxes	42,779	32,168

Net earnings	$67,122	$50,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2005	December 31, 2005
Assets	(In thousands of dollars)

Property, plant and equipment
Plant in service	$2,284,950	$2,163,474
Construction work-in-progress	128,676	176,370
	2,413,626	2,339,844
Less accumulated depreciation and amortization	174,786	145,550
Net property, plant and equipment	2,238,840	2,194,294

Investment in affiliate	1,562	1,468

Current assets
Cash and cash equivalents	182	585
Accounts receivable, less allowances of $1,168 and $1,168, respectively	52,596	55,786
Accounts receivable - related parties	21,406	9,556
Gas imbalances - receivable	76,810	105,233
System gas and operating supplies (Note 3)	102,386	89,620
Deferred income taxes, net	2,646	2,086
Note receivable - Southern Union	182,830	110,580
Other	6,555	11,501
Total current assets	445,411	384,947

Intangibles, net	7,801	8,031
Debt issuance cost	3,005	3,634
Non-current system gas	17,856	25,087
Other	2,588	1,853

Total assets	$2,717,063	$2,619,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2006	December 31, 2005
	(In thousands of dollars)
Partners' Capital
Partners' capital	$971,090	$903,968
Accumulated other comprehensive income (Note 8)	781	1,339
Tax sharing note receivable - Southern Union	(43,699)	(50,862)
Total partners' capital	928,172	854,445

Long-term debt (Note 7)	728,397	1,179,534
Total capitalization	1,656,569	2,033,979

Current liabilities
Current portion of long-term debt (Note 7)	451,165	-
Accounts payable	3,268	3,054
Accounts payable - overdrafts	7,804	7,866
Accounts payable - related parties	19,639	8,560
Gas imbalances - payable	113,538	124,297
Accrued taxes	26,510	15,228
Accrued interest	19,130	19,569
Retained fuel obligation	24,216	32,863
Labor and benefit accruals	12,465	16,643
Other operating expense accruals	9,629	11,938
Capital accruals	20,413	11,681
Post-retirement benefits-current	7,812	7,812
Other	26,539	22,365
Total current liabilities	742,128	281,876

Deferred income taxes, net	232,101	205,787
Post-retirement benefits	21,894	26,103
Other	64,371	71,569
Commitments and contingencies (Note 11)

Total partners' capital and liabilities	$2,717,063	$2,619,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(In thousands of dollars)
Cash flows provided by (used in) operating activities:
Net earnings	$67,122	$50,140
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,398	30,392
Deferred income taxes	26,128	18,247
Gain on sale of assets	(2,264)	-
Debt premium and discount amortization, net	(652)	(667)
Changes in operating assets and liabilities:
Accounts receivable	(8,660)	8,877
Inventory	3,492	5,570
Gas imbalances - receivable	-	563
Other assets	4,117	3,107
Payables	11,293	12,715
Accrued taxes	18,819	16,533
Interest accrued	(439)	(272)
Gas imbalances - payable	(65)	(533)
Other liabilities	(20,823)	(13,564)
Net cash flows provided by operating activities	132,466	131,108

Cash flows provided by (used in) investing activities:
Net increase in note receivable - Southern Union	(72,250)	(44,310)
Capital and investment expenditures	(61,881)	(96,139)
Sale of assets	2,450	-
Purchase of system gas, net	-	(29)
Other	(1,126)	(383)
Net cash flows used in investing activities	(132,807)	(140,861)

Cash flows provided by (used in) financing activities:
Decrease in bank overdrafts	(62)	(12,565)
Debt issuance	-	255,626
Debt retirements	-	(258,433)
Debt issuance costs	-	(318)
Net cash flows used in financing activities	(62)	(15,690)

Change in cash and cash equivalents	(403)	(25,443)

Cash and cash equivalents at beginning of period	585	26,054
Cash and cash equivalents at end of period	$182	$611

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

	Partners' Capital	Accumulated Other Comprehensive Income	Tax Sharing Note Receivable-Southern Union	Total
	(In thousands of dollars)

Balance January 1, 2006	$903,968	$1,339	$(50,862)	$854,445

Comprehensive income:
Net earnings	67,122	-	-	67,122
Net gain related to interest rate swaps, net of tax	-	(558)	-	(558)
Comprehensive income				66,564

Settlement against tax sharing receivable - Southern Union	-	-	7,163	7,163

Balance June 30, 2006	$971,090	$781	$(43,699)	$928,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ITEM 1. Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Panhandle Eastern Pipe Line Company, LP, a Delaware limited partnership (PEPL), including all of its subsidiaries (collectively, Panhandle, or the Company), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. These statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (GAAP), and should be read in conjunction with Panhandle’s financial statements and notes thereto for the twelve months ended December 31, 2005, included in Panhandle’s Form 10-K filed with the SEC. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Because of the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.

1. Corporate Structure

Panhandle is primarily engaged in the interstate transportation and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services. The Company is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The Company’s entities include the following:

•	PEPL, an indirect wholly-owned subsidiary of Southern Union Company (Southern Union Company and together with its subsidiaries, Southern Union);
•	Trunkline Gas Company, LLC (Trunkline), a direct wholly-owned subsidiary of PEPL;
•	Sea Robin Pipeline Company, LLC (Sea Robin), an indirect wholly-owned subsidiary of PEPL;
•	Trunkline LNG Holdings, LLC (LNG Holdings), an indirect wholly-owned subsidiary of PEPL;
•	Trunkline LNG Company, LLC (Trunkline LNG), a direct wholly-owned subsidiary of LNG Holdings; and
•	Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage), a direct wholly-owned subsidiary of PEPL.

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

Southern Union Panhandle, LLC, a direct wholly-owned subsidiary of Southern Union Company, serves as the general partner of PEPL and owns a one percent general partner interest. Southern Union Company owns a ninety-nine percent limited partner interest in PEPL.

2. New Accounting Principles

FIN 48,” Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48 or the Interpretation): Issued by the Financial Accounting Standards Board (FASB) in July 2006, this Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this Interpretation on its consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. System Gas and Operating Supplies

System gas and operating supplies consist of gas held for operations and materials and supplies, carried at the lower of weighted average cost or market. The gas held for operations that the Company does not expect to consume in operations in the next 12 months has been reflected in non-current assets. Gas held for operations at June 30, 2006 was $107.5 million, or 15,772,000 million British thermal units (MMBtu), of which $17.9 million was classified as non-current. Gas held for operations at December 31, 2005 was $102.5 million, or 14,145,000 MMBtu, of which $25.1 million was classified as non-current. All system gas and materials and supplies purchased are recorded at the lower of cost or market, while net gas received from and owed back to customers is valued at market.

4. Regulatory Matters

Trunkline LNG’s Phase I expansion project was placed into service on April 5, 2006 with a total project cost of $140 million, plus capitalized interest. The expanded vaporization capacity portion of the expansion was placed into service on September 18, 2005. Phase II went into service on July 8, 2006. The estimated final cost of Phase II is $79 million, plus capitalized interest. The expansions increased sustainable send-out capacity from .63 Bcf/d to 1.8 Bcf/d, and storage increased from 6.3 Bcf to 9.0 Bcf. BG LNG Services has contracted for all the additional capacity at the facility from these expansions with a rate moratorium through 2015. Approximately $83.7 million and $102 million of costs are included in the line item Construction work-in-progress for the expansion projects through June 30, 2006 and December 31, 2005, respectively.

On March 31, 2006, the Company filed for regulatory approval with FERC for an additional enhancement of Trunkline LNG’s terminal. This infrastructure enhancement project, which is expected to cost approximately $250 million, plus capitalized interest, will increase send out flexibility at the terminal and lower fuel costs. Construction will begin after regulatory approvals are received. The project is planned to be in operation in 2008. In addition, Trunkline LNG and BG LNG Services agreed to extend the existing terminal and pipeline services agreements through 2028, representing a five-year extension.

The Company has filed for regulatory authorization to modernize and replace various compression facilities on PEPL. Such replacements will be made at 12 different compressor stations and will be installed through the end of 2008. The estimated cost of these replacements is approximately $290 million, which includes the compression component of a PEPL east end enhancement project which is already under construction. The Company has also filed for approval to replace approximately 32 miles of existing pipeline on the east end of the PEPL system at an estimated cost of approximately $60 million, which would further improve system integrity. Construction will begin after regulatory approvals are received; the project is planned to be completed in late 2007.

Trunkline has announced a Field Zone Expansion project, which includes adding capacity to its pipeline system in Texas and Louisiana to increase deliveries to the Henry Hub. The Field Zone Expansion project includes the previously announced North Texas Expansion as well as additional capacity to the Henry Hub. Trunkline will increase the capacity along existing right of way from Kountze, Texas, to Longville, Louisiana, by approximately 510 million cubic feet per day with the construction of approximately 45 miles of 36-inch diameter pipeline. The project includes horsepower additions and modifications at existing compressor stations. Trunkline also will create additional capacity to the Henry Hub with the construction of a 15-mile, 36-inch diameter pipeline loop from Kaplan, Louisiana, directly into the Hub. Trunkline expects to file the project with the FERC near the end of the third quarter of 2006 with an anticipated in-service date of the fourth quarter of 2007. Project costs are currently estimated at approximately $150 to $160 million plus capitalized interest.

FERC is responsible under the Natural Gas Act for assuring that rates charged by interstate pipelines are "just and reasonable."  To enforce that requirement, FERC applies a ratemaking methodology that determines an allowed rate of return on common equity for the companies it regulates.  The Natural Gas Supply Association (NGSA), a natural gas producer trade association, has published a study that alleges, based on NGSA's analysis, that certain natural gas pipelines, including PEPL and Southwest Gas Storage, are over-recovering their allowed rates of return.  A group purporting to have an interest in the rates of PEPL and Southwest Gas Storage approached Panhandle to propose a voluntary rate reduction. No agreement was reached and discussions have been discontinued.  No proceeding has

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

been initiated at FERC relating to rates charged by PEPL or Southwest Gas Storage. The ultimate resolution of this matter has many variables and potential outcomes and is impossible to predict its timing or materiality at this time. Any potential rate reductions resulting from such a proceeding would be expected to be mitigated by the impact of significant ongoing capital spending at PEPL for pipeline integrity, safety, air emissions and other environmental, compression modernization and other requirements.

5. Related Party Transactions

PEPL receives transportation revenues from Missouri Gas Energy, a Southern Union division, which account for less than one percent of annual consolidated revenues. Prior to October 1,2005, these deliveries were at contracted rates that pre-dated the acquisition of the Company by Southern Union in June 2003 (Panhandle Acquisition) and are now subject to newly negotiated rates under agreements that became effective October 1, 2005.

The table below provides a summary of related party transactions for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Related Party Transactions	2006	2005	2006	2005
	(In thousands)		(In thousands)

Transportations and storage of natural gas revenue	$901	$960	$2,357	$1,855
Operation and maintenance:
Management & royalty fees	3,351	2,759	6,968	6,145
Other expenses (1)	6,407	4,756	9,548	8,392
Other income, net	2,158	870	3,638	1,433

(1) Includes expenses for corporate services provided by Southern Union and other related parties. Such corporate services primarily include executive management, accounting, auditing, legal, and treasury.

Pursuant to a demand note with Southern Union Company under a cash management program, the Company has loaned excess cash, net of repayments, totaling $182.8 million to Southern Union since Southern Union acquired the Company. Net loans of $36.2 and $72.3 million were recorded during the three and six month period ended June 30, 2006, respectively. The Company is credited with interest on the note at a one month LIBOR rate. Included in Other, net in the accompanying Condensed Consolidated Statement of Operations is interest income of $2.1 and $3.5 million for the three and six month periods ended June 30, 2006, respectively, with $814,000 and $1.3 million for the three and six month periods ended June 30, 2005, respectively, related to interest on the Note receivable - Southern Union. The Company expects to draw down on the note receivable over the next 12 months to fund capital expenditures in excess of operating cash flows and has thus reflected the note receivable from Southern Union as a current asset.

Southern Union structured the Panhandle Acquisition in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. For tax purposes, the Company’s assets that were part of the exchange were recorded at the tax basis of the Southern Union Company assets for which they were exchanged. The resulting transaction generated an estimated deferred tax liability of approximately $91 million at the acquisition date and a corresponding receivable from Southern Union reflected as a reduction to owners’ equity on the Company’s Condensed Consolidated Balance Sheet. Repayment of the receivable from Southern Union is limited to actual tax liabilities otherwise payable by the Company pursuant to the tax sharing agreement with Southern Union Company. For the six months ended June 30, 2006, the Company recorded a $7.2 million income tax liability settlement against the tax sharing note receivable.

On November 17, 2004, CCE Holdings, LLC (CCE Holdings), a joint venture in which Southern Union owns a 50 percent interest, acquired 100 percent of the equity interests of CrossCountry Energy, LLC (CrossCountry Energy) from Enron Corp. and certain of its subsidiaries for approximately $2.45 billion in cash, including the assumption of certain consolidated debt. On November 5, 2004, CCE Holdings entered into an Administrative Services Agreement (Management Agreement) with SU Pipeline Management LP (Manager), a Delaware limited partnership and a wholly-owned subsidiary of Southern Union, and the Company. Under the terms of the

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Management Agreement, the Company covenants, to the extent permitted by applicable law, to cause Manager to perform the duties and obligations of Manager. Manager has assembled an integrated pipeline management team, which includes employees of the Company and CCE Holdings, as well as Southern Union Company. Pursuant to the Management Agreement, Manager is responsible for the operations and administrative functions of the enterprise. CCE Holdings and Manager will share certain operations of Manager and its affiliates, and CCE Holdings is obligated to bear its share of costs of the Manager and its affiliates, as well as certain transition costs and, under certain conditions, pay annual management fees to Manager. Transition costs are non-recurring costs of establishing the shared services, including but not limited to severance costs, professional fees, certain transaction costs, and the costs of relocating offices and personnel, pursuant to the Management Agreement. At December 31, 2004, the Company recognized a liability of approximately $6.0 million for severance related costs, which is reimbursable from CCE Holdings for which an offsetting amount was recorded in Accounts receivable - related parties. At June 30, 2006 and December 31, 2005, Accounts receivable - related parties included nil and $1.2 million, respectively. At June 30, 2006 and December 31, 2005, Other current liabilities includes $1.0 million and $2.2, respectively for severance related costs.

The following table provides a summary of the accounts receivable and payable related party balances included in the Condensed Consolidated Balance Sheet at the dates included.

Related Party	June 30, 2006	December 31, 2005
Accounts receivable - related parties:	(In thousands)
Southern Union (1)	$13,264	$6,837
Valley Pipeline (2)	5,791	-
Other (3)	2,351	2,719
	21,406	9,556
Accounts payable - related parties:
Southern Union (4)	18,285	8,410
Other (5)	1,354	150
	$19,639	$8,560

(1) Primarily related to liabilities for expenditures made on behalf of Southern Union and interest associated with the Note receivable – Southern Union.
(2) Primarily related to project capital expenditures.
(3) Primarily related to administrative and management fees associated with the Management Agreement.
(4) Primarily related to corporate services provided by Southern Union and reimbursable medical and insurance costs paid by Southern Union on behalf of Panhandle
(5) Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of Panhandle.

6. Accounting for Derivatives and Hedging Activities

On April 29, 2005, existing LNG Holdings’ bank loans due in January 2007 were repaid in full using the proceeds from a Credit Agreement entered into on April 26, 2005 (Credit Agreement) which is due in March 2007. Interest rate swaps previously designated as cash flow hedges of the LNG Holdings’ bank loans were terminated upon repayment of the loans on April 29, 2005. As a result, a gain of $3.5 million ($2.1 million, net of tax), was recorded in Accumulated other comprehensive income in the Condensed Consolidated Balance Sheet and is being amortized to interest expense through the maturity date of the original bank loans in 2007, of which $1.3 million ($781,000 net of tax) remains at June 30, 2006.

In March 2004, the Company entered into interest rate swaps to hedge the risk associated with the fair value of its $200 million 2.75 percent Senior Notes. See Note 7 - Debt. These swaps are designated as fair value hedges and qualify for the short cut method under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. As of June 30, 2006 and December 31, 2005 the fair value position of the swaps was a liability of $4.4 million and $5.7 million, respectively, recorded as a reduction to current portion of long-term debt and long-term debt, respectively. Under the swap agreements, the Company will receive fixed interest payments

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

at a rate of 2.75 percent per annum and will make floating interest payments based on the six-month LIBOR. No ineffectiveness is assumed in the hedging relationship between the debt instrument and the interest rate swaps. As of June 30, 2006, these swaps have an average interest rate of 5.53 percent.

7. Debt

The following table sets forth the long-term debt, including the current portions thereof, of the Company at the dates indicated.

Long-term Debt	Year Due	June 30, 2006	December 31, 2005
	(In thousands)

6.50% Senior Notes	2009	$60,623	$60,623
8.25% Senior Notes	2010	40,500	40,500
7.00% Senior Notes	2029	66,305	66,305
4.80% Senior Notes	2008	300,000	300,000
6.05% Senior Notes	2013	250,000	250,000
2.75% Senior Notes	2007	200,000	200,000
Bank loans (floating rate)	2007	255,626	255,626
Total debt outstanding		1,173,054	1,173,054
Interest rate swaps (2.75% Senior Notes)		(4,416)	(5,725)
Unamortized debt premium, net		10,924	12,205
Less: Current portion of long-term debt (1)		(451,165)	-
Total long-term debt		$728,397	$1,179,534

(1) Includes $4.4 million of fair value swaps related to debt classified as current.

The Company has $1.18 billion of debt recorded at June 30, 2006, of which $451.2 million is due in March 2007 and is thus classified as current. Debt of $728.4 million, including net premiums of $10.9 million, is at fixed rates ranging from 4.80 percent to 8.25 percent, with an average interest rate of 5.78 percent including debt premium, discount and issuance cost amortization and 5.51 percent excluding debt premium, discount and issuance cost amortization. The $455.6 million of floating rate debt had an average interest rate of 5.78 percent for the three and six month period ended June 30, 2006.

The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens. At June 30, 2006, the Company, based on the currently most restrictive debt covenant requirements, was subject to a $531.6 million limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $241.5 million of additional secured or subsidiary level indebtedness or other defined liens based on a limitation on liens covenant. The Company is also subject to a limitation of $544.2 million of total additional indebtedness. At June 30, 2006, the Company was in compliance with all covenants.

At June 30, 2006, the Company had no scheduled debt principal payments for the remainder of 2006 and scheduled payments of $455.6 million, $300.0 million, $60.6 million, $40.5 million and $316.3 million for the years 2007 through 2010 and in total thereafter, respectively.

The Company plans to refinance its current debt by accessing capital markets.  An inability to repay the current debt obligations would cause a material adverse change to the company's financial condition.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Accumulated Other Comprehensive Income

The table below provides an overview of comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other Comprehensive Income (Loss)	2006	2005	2006	2005
	(In thousands)
Net Earnings	$28,057	$18,670	$67,122	$50,140
Realized gain (loss) on cash flow hedging
activities, net of tax of $(186), $(384), $(371) and $(1,170) respectively	(280)	(580)	(556)	(1,810)
Unrealized gain (loss) on cash flow hedging
activities, net of tax of $(3), $200, $(3) and $1,612, respectively	-	311	(2)	2,471
Total other comprehensive income (loss)	(280)	(269)	(558)	661
Total comprehensive income	$27,777	$18,401	$66,564	$50,801

The table below provides an overview of the components in Accumulated other comprehensive income as of the periods indicated:

	June 30,	December 31,
	2006	2005
	(In thousands)
Interest rate hedges, net	$781	$1,339
Accumulated other comprehensive income, net of tax	$781	$1,339

9. Benefits

Components of Net Periodic Benefit Cost

Net periodic benefit cost for the three and six month periods ended June 30, 2006 and 2005 for postretirement benefit plans other than pensions (OPEB) includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
OPEB	2006	2005	2006	2005
	(In thousands)		(In thousands)

Service cost	$440	$619	$880	$1,343
Interest cost	544	823	1,088	1,751
Expected return on plan assets	(344)	(266)	(688)	(464)
Amortization of prior service cost	(911)	(56)	(1,822)	(111)
Recognized actuarial gain	127	17	254	212

Net periodic benefit cost	$(144)	$1,137	$(288)	$2,731

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. Stock Based Compensation

Stock Award Plans. On May 9, 2005, the stockholders of Southern Union Company adopted the Southern Union Company Amended and Restated 2003 Stock and Incentive Plan (Amended 2003 Plan). The Amended 2003 Plan allows for awards in the form of stock options (either incentive stock options or non-qualified options), stock appreciation rights, stock bonus awards, restricted stock, performance units or other equity-based and liability-based rights. The persons eligible to receive awards under the Amended 2003 Plan include all of the employees, directors, officers, agents and other service providers of Southern Union Company and its affiliates and subsidiaries, of which the Company is an indirect wholly-owned subsidiary. The Amended 2003 Plan provides that each non-employee director will receive annually a restricted stock award or, at the election of the non-employee director, options having an equivalent value, which will be granted at such time or times as the compensation committee shall determine. Under the Amended 2003 Plan: (i) no participant may receive in any calendar year awards covering more than 500,000 shares; (ii) the exercise price for a stock option may not be less than 100 percent of the fair market value of the common stock on the date of grant; and (iii) no award may be granted more than ten years after the date of the Amended 2003 Plan.

On May 2, 2006 the stockholders of Southern Union Company approved the adoption of the Second Amended 2003 Plan which included the following changes to the Amended 2003 Plan:
•	An increase from 7,000,000 to 9,000,000 in the aggregate number of shares of stock that may be issued under the Amended 2003 Plan;
•	An increase from 725,000 to 1,500,000 in the total number of shares of stock that may be issued pursuant to stock awards, performance units and other equity-based rights; and
•	An increase from 4,000 to 5,000 in the maximum number of shares of restricted common stock that each non-employee director is eligible to receive annually.

The Second Amended 2003 Plan will not become effective until approved by the Massachusetts Department of Telecommunications and Energy (MDTE). In anticipation of the Second Amended 2003 Plan becoming effective, the Compensation Committee of the Board of Directors of Southern Union Company approved a grant of 5,000 shares of restricted common stock to each of the non-employee directors. The restricted stock awards contain certain restrictions that expire on January 2, 2007. The award of restricted shares to the non-employee directors will become effective upon approval by the MDTE.

Stock Options. Effective January 1, 2006, Southern Union Company, its affiliates and subsidiaries adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R), using the Modified Prospective Application method of transition, as defined in Statement No. 123R. After adoption of Statement No. 123R, the Company records the grant date fair value of share-based payment arrangements, net of estimated forfeitures, as compensation expense using a straight-line basis over the awards’ requisite service period. Prior to adoption, the Company used the intrinsic value method of accounting for stock-based compensation awards in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, which generally resulted in no compensation expense for employee stock options with an exercise price no less than fair value on the date of grant. Under the Modified Prospective Application method, Statement No. 123R applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005. Compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of December 31, 2005 is recognized as the requisite service is rendered on or after January 1, 2006. Additionally, no transition adjustment is generally permitted for the deferred tax assets associated with outstanding equity instruments.

The Company previously disclosed the fair value of stock options granted and the assumptions used in determining fair value, pursuant to Statement No. 123, Accounting for Stock-Based Compensation. The Company historically used a Black-Scholes valuation model to determine the fair value of stock options granted. Stock options (either incentive stock options or non-qualified options) and stock appreciation rights generally vest over a four-or five-year period from the date of grant and expire ten years after the date of grant. As of December 31, 2005, outstanding stock options totaled 353,861 of which 29,409 were vested. The remaining 324,452 stock options vest over 2006 and future periods and are used to determine compensation expense pursuant to the transition provisions of Statement No. 123R.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company attributes the requisite service period to the vesting period. The adoption of Statement No. 123R reduced Operating income, Earnings before income taxes, and Net earnings by $191,000, $191,000 and $156,000, respectively during the three month period ended June 30, 2006, and by $381,000, $381,000 and $312,000 respectively for the six month period ended June 30, 2006.

Pursuant to the Modified Prospective Application method of transition, the Company has not adjusted results of operations for prior periods. The following table reflects pro forma net earnings that the Company would have realized if it had elected to adopt the fair value approach of Statement No. 123 prior to January 1, 2006:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(In thousands)	(In thousands)

Net earnings, as reported	$18,670	$50,140
Deduct stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related taxes	51	102
Pro forma net earnings	$18,619	$50,038

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. The Company’s expected volatilities are based on historical volatility of the Southern Union Company stock and other factors. To the extent that volatility of the Southern Union Company’s stock price increases in the future, the estimates of the fair value of options granted in the future could increase, thereby increasing share-based compensation expense in future periods. The Company’s estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent that the Company revises this estimate in the future, the share-based compensation could be materially impacted in the quarter of revision, as well as in the following quarters. Additionally, the expected dividend yield is considered for each grant on the date of grant. The Company’s expected term of options granted was derived from the average midpoint between vesting and the contractual term. In the future, as information regarding post vesting termination becomes more accessible, the Company may change the method of deriving the expected term. This change could impact the fair value of options granted in the future. The Company expects to refine the method of deriving the expected term no later than January 1, 2008. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table represents the Black-Scholes estimated ranges under the Company plans as of June 30, 2006:

At June 30, 2006
Expected volatility	36.75% to 37.36%
Weighted average volatility	36.98%
Expected dividend yield	1.67%
Risk-free interest rate	4.06% to 4.95%
Expected life in years	6.00 to 6.25

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the status of the Company’s outstanding stock options as of June 30, 2006 and changes during the six months ended June 30, 2006, is presented below:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Life	Value

Outstanding options at January 1, 2006	353,861	$19.88
Granted	-	-
Exercised	(10,910)	$16.83
Forfeited	(3,862)	$16.83
Outstanding options at June 30, 2006	339,089	$20.01	8.51	$2,318,600
Exercisable options at June 30, 2006	54,566	$16.83	7.61	$546,997

As of June 30, 2006, there was $2.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average contractual period of 1.7 years. The total fair value of options vested as of June 30, 2006 was $400,000. Compensation expense recognized related to stock options totaled $191,000 ($156,000, net of tax) and $381,000 ($312,000, net of tax) for the three- and six-month periods ended June 30, 2006.

The intrinsic value of options exercised during the six month period ended June 30, 2006 was approximately $87,000. The Company realized an additional tax benefit of approximately $34,000 for the amount of intrinsic value in excess of compensation cost recognized during the six month period ended June 30, 2006.

Restricted Stock. The Amended 2003 Plan also provides for grants of restricted stock. The restrictions associated with a grant of restricted stock under the Amended 2003 Plan generally expire equally over a period of four years. Restrictions on restricted stock expire at the end of the applicable period, which is also the requisite service period. The fair value of restricted stock is the excess of the average market price of common stock on the date of grant over the exercise price, which is zero.

A summary of the status of non-vested restricted stock awards as of June 30, 2006 and changes during the six months ended June 30, 2006, is presented below:

	Number of	Weighted-Average
	Restricted Shares	Grant-Date
Nonvested Restricted Shares	Outstanding	Fair-Value

Nonvested restricted shares at January 1, 2006	43,050	$24.06
Granted	-
Vested	-
Forfeited	-
Nonvested restricted shares at June 30, 2006	43,050	$24.06

As of June 30, 2006, there was $788,000 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the restricted stock plans. That cost is expected to be recognized over a weighted-average contractual period of 1.7 years. The total fair value of restricted shares that vested during the three and six month periods ended June 30, 2006 was nil and nil, respectively. Compensation expense recognized related to restricted stock totaled $65,000 ($40,000, net of tax) and $129,000 ($79,000, net of tax) during the three- and six-month periods ended June 30, 2006, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Commitments and Contingencies

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

Hope Land Mineral Corporation (Hope Land) contends that it owns the storage rights to property that contains a portion of the Company’s Howell storage field. During June 2003, the Michigan Court of Appeals reversed the trial court’s previous order, which had granted summary judgment in favor of the Company and dismissed the case. The Company filed an appeal of the Court of Appeals order with the Michigan Supreme Court, which was denied in December of 2003. In April 2005, Hope Land filed trespass and unjust enrichment complaints against the Company to prevent running of the statute of limitations. The Company then filed an action for condemnation to obtain the storage rights from Hope Land. Pursuant to a pre-filing settlement with Hope Land, the Company obtained legal title to the storage rights upon the filing of the condemnation action. As a result, the only issue to be determined at trial is the value of such rights and the amount of trespass damages to which Hope Land is entitled. The trial date has been extended to September 2006. The Company does not believe the outcome of this case will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position.

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

Environmental Remediation. The Company is responsible for environmental remediation at certain sites on its gas transmission systems. The contamination resulted from the past use of lubricants containing polychlorinated biphenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. The Company has developed and is implementing a program to remediate such contamination. Remediation and decontamination has been

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

completed at 33 of 35 compressor station sites where auxiliary buildings that house the air compressor equipment have been impacted by the past use of lubricants containing PCBs. At some locations, PCBs have been identified in paint that was applied many years ago. A program has been implemented to remove and dispose of PCB impacted paint during painting activities. Other remediation typically involves the management of contaminated soils and may involve remediation of groundwater. Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility. The ultimate liability and total costs associated with these sites will depend upon many factors. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Company could potentially be held responsible for contamination caused by other parties. In some instances, such as the Pierce Waste Oil sites described below, the Company may share liability associated with contamination with other potentially responsible parties. The Company may also benefit from contractual indemnities that cover some or all of the cleanup costs. These sites are generally managed in the normal course of business or operations. The Company believes the outcome of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

PEPL and Trunkline, together with other non-affiliated parties, have been identified as potentially liable for conditions at three former waste oil disposal sites in Illinois - the Pierce Oil Springfield site, the Dunavan Waste Oil site and the McCook site (collectively, the Pierce Waste Oil sites). PEPL and Trunkline received notices of potential liability from the United States Environmental Protection Agency (U.S. EPA) for the Dunavan site. The notice demanded reimbursement to the U.S. EPA for all its costs incurred to date in the amount of approximately $1.8 million and encouraged each potentially responsible party (PRP) to voluntarily negotiate an administrative settlement agreement with the U.S. EPA within certain limited time frames providing for the PRPs to conduct or finance the response activities required at the site.  The demand was declined in a joint letter dated December 15, 2005 by the major PRPs including PEPL and Trunkline. Although no formal notice has been received for the Pierce Oil Springfield site, special notice letters are anticipated and the process of listing the site on the National Priority List has begun. No formal notice has been received for the McCook site. The Company believes the outcome of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

On June 16, 2005, PEPL experienced a release of liquid hydrocarbons near Pleasant Hill, Illinois. The release occurred in the form of a mist at a valve that was in use to reduce the pressure in the pipeline as part of maintenance activities. The hydrocarbon mist affected several acres of adjacent agricultural land and a nearby marina. Approximately 27 gallons of hydrocarbons reached the Mississippi River. PEPL contacted appropriate federal and state regulatory agencies and the U.S. EPA took the lead role in overseeing the subsequent cleanup activities, which have been completed. PEPL has resolved claims of affected boat owners and the marina operator. PEPL received a violation notice from the Illinois Environmental Protection Agency (Illinois EPA) alleging that PEPL is in apparent violation of several sections of the Illinois Environmental Protection Act by allowing the release. The violation notice did not propose a penalty.  Responses to the violation notice were submitted and the responses were discussed with the agency. On December 14, 2005 the Illinois EPA notified PEPL that the matter might be considered for referral to the Office of the Attorney General, the State’s Attorney or the U.S. EPA for formal enforcement action and the imposition of penalties. The Company believes the outcome of this matter will not have a material adverse effect on its financial position, results of operations or cash flows.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company expects the cleanup programs for all of the above matters to continue for several years and has estimated its share of remaining cleanup costs to range from approximately $4.8 million to $13.6 million as of June, 30, 2006. The table below reflects the amount of accrued liabilities recorded in the Condensed Consolidated Balance Sheet at June 30, 2006 and December 31, 2005 to cover probable environmental response actions:

	June 30,	December 31,
	2006	2005
	(In thousands)

Current	$2,354	$2,337
Noncurrent	7,815	8,385
Total Environmental Liabilities	$10,169	$10,722

During the six month period ended June 30, 2006, the Company spent $553,000 related to environmental cleanup programs.

Based on information available at this time, and the reviews undertaken by the Company to identify potential exposure, the Company believes the amount reserved for all of the above environmental matters is adequate to cover the potential exposure for clean-up costs.

Air Quality Control. U.S. EPA issued a final rule on regional ozone control (NOx SIP Call) in April 2004 that impacts the Company in two Midwestern states, Indiana and Illinois. Based on a U.S. EPA guidance document negotiated with gas industry representatives in 2002, the Company will be required in states that follow the EPA guidance to reduce nitrogen oxide (NOx) emissions by 82 percent on the identified large internal combustion engines and will be able to trade off engines within the Company in an effort to create a cost effective NOx reduction solution. The final implementation date is May 2007. The rule will affect 20 large internal combustion engines on the Company’s system in Illinois and Indiana with an approximate cost of $20.0 million for capital improvements through 2007, based on current projections. Approximately $19.0 million of the $20.0 million of capital expenditures has been incurred as of June 30, 2006. Indiana has promulgated state regulations to address the requirements of the NOx SIP Call rule that essentially follow the EPA guidance.

The Illinois EPA has distributed several draft versions of a rule to control NOx emissions from reciprocating engines and turbines statewide. The latest draft requires controls on engines regulated under the U.S. EPA NOx SIP Call by May 1, 2007 and the remaining engines by January 1, 2011. The state is requiring the controls to comply with U.S. EPA rules regarding the NOx SIP Call, ozone non-attainment and fine particulate standards. The Illinois EPA has held multiple meetings with industry representatives to discuss the draft rule and is expected to propose the rule in late-2006. The rule is currently being reviewed for potential impact to the Company. As drafted, the rule applies to all PEPL and Trunkline stations in Illinois and significant expenditures in addition to the $20.0 million associated with NOx reductions described above would be required for emission control.

In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline’s Cypress compressor station is affected and requires the installation of emission controls. New regulations also require certain grandfathered facilities in Texas to enter into the new source permit program which may require the installation of emission controls at one additional facility owned by the Company. Management estimates capital improvements of $17.0 million will be needed at the two affected Texas locations. Approximately $7.0 million of the $17.0 million of capital expenditures have been incurred as of June 30, 2006.

The U.S. EPA promulgated various Maximum Achievable Control Technology rules in February 2004. The rules require that PEPL and Trunkline control Hazardous Air Pollutants (HAPs) emitted from certain internal combustion engines at major HAPs sources. Most PEPL and Trunkline compressor stations are major HAPs sources. The HAPs pollutant of concern for PEPL and Trunkline is formaldehyde. As promulgated, the rule seeks to reduce formaldehyde emissions by 76 percent from these engines. Catalytic controls will be required to reduce emissions

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

under these rules with a final implementation date of June 2007. PEPL and Trunkline have approximately 20 internal combustion engines subject to the rules. Management expects that compliance with these regulations will necessitate an estimated expenditure of $1.7 million for capital improvements, based on current projections.

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

Other Commitments and Contingencies.

On April 21, 2006, Trunkline experienced a fire at its Kaplan, Louisiana compressor station which resulted in damages to the facilities. While assessment is currently ongoing, Trunkline initially estimates capital expenditures associated with the fire to range from $8.0 million to $10.0 million, before consideration of potential insurance recoveries which are subject to a $5.0 million deductible. Management does not expect this incident to have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

Late in the third quarter of 2005, after coming through the Gulf of Mexico, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast. These hurricanes caused damage to property and equipment owned by Sea Robin, Trunkline and Trunkline LNG. Based on the latest damage assessments, there are revenue, expense and capital impacts resulting from Hurricanes Katrina and Rita in 2005 and 2006, mostly impacting Sea Robin and Trunkline LNG. Estimated capital outlays of approximately $25 million are expected in 2006, of which $14.5 million was spent during the six month period ended June 30, 2006. The revenue losses now estimated at $3.0 million for 2006 relate primarily to reduced volumes on Sea Robin which are expected to continue having an impact into the latter portion of 2006.

The Company anticipates reimbursement from its property insurance carriers for a significant portion of damages from Hurricane Rita in excess of its $5.0 million deductible. Such reimbursement is currently estimated by the Company’s property insurance carrier to ultimately be limited to 70 percent of the portion of the claimed damages accepted by the insurance carrier, but the amount is subject to the level of total ultimate claims from all companies relative to the carrier’s $1.0 billion total limit on payout per claim.

In addition, after the 2005 hurricanes, the Mineral Management Service (MMS) mandated inspections by leaseholders and pipeline operators along the hurricane tracks. The Company has detected exposed pipe and other facilities on Trunkline and Sea Robin that must be re-covered to comply with the regulations. Associated with this, there was approximately $1.3 million of inspection related expense recorded in 2006. Additional capital expenditures are estimated at $5.0 million. The Company will seek recovery of these expense and capital amounts as part of the hurricane related claim.

In 1993, the U.S. Department of the Interior announced its intention to seek, through the MMS, additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements and buyouts and buy downs of gas sales contracts with natural gas pipelines. PEPL and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact, which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, PEPL and Trunkline may file with FERC to recover these costs from pipeline customers. Management believes these commitments and contingencies will not have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Overview

The Company is primarily engaged in the interstate transportation and storage of natural gas and also provides LNG terminalling and regasification services, with rates and services regulated by FERC. The Company’s entities include PEPL, Trunkline, Sea Robin, Trunkline LNG and Southwest Gas Storage. Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 Bcf/d, 72 Bcf of owned underground storage capacity and 9.0 Bcf of above ground LNG storage capacity. Trunkline LNG is located on Louisiana’s Gulf Coast and, based on current send out capacity, operates one of the largest LNG import terminals in North America.

Approximately one-half of the Company’s total operating revenue comes from long-term service agreements with local distribution company customers and their affiliates. The Company also provides firm transportation services under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the Company’s pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis. Demand for gas transmission on the Company’s pipeline systems is seasonal, with the highest throughput and a higher portion of annual total operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters. For the years 2003, 2004 and 2005, the Company’s combined throughput was 1,380 trillion British thermal units (TBtu), 1,284 TBtu and 1,214 TBtu, respectively. For the six month periods ended June 30, 2006 and June 30, 2005, the Company’s combined throughput was 590 TBtu and 645 TBtu, respectively.

The Company’s regulated transportation and storage businesses periodically file (or can be required to file) for changes in their rates, which are subject to approval by FERC. Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to negatively impact the Company’s results of operations and financial condition.

Results of Operations

	Three Months Ended June 30,
	2006	2005	Change
	(In thousands)

Operating revenue:
Transportation and storage of natural gas	$101,780	$94,742	$7,038
LNG terminalling revenue	27,014	13,561	13,453
Other revenue	5,315	2,118	3,197
Total operating revenue	134,109	110,421	23,688

Operating expenses:
Operation, maintenance and general	51,314	48,132	3,182
Depreciation and amortization	16,924	15,025	1,899
Taxes, other than on income	7,392	6,869	523
Total operating expenses	75,630	70,026	5,604
Operating income	58,479	40,395	18,084

Other income (expense):
Interest expense, net	(16,241)	(11,499)	(4,742)
Other, net	3,576	1,849	1,727
Total other expense, net	(12,665)	(9,650)	(3,015)

Earnings before income taxes	45,814	30,745	15,069

Income taxes	17,757	12,075	5,682

Net earnings	$28,057	$18,670	$9,387

Operating Revenue. For the three months ended June 30, 2006, operating revenue increased $23.7 million versus the same period in 2005. LNG terminalling revenue increased $13.5 million primarily due to expanded vaporization capacity, a base capacity increase on the BG LNG Services contract and higher volumes resulting from an increase in cargoes. Transportation and storage revenue increased $7.0 million due to higher average reservation revenues of $4.7 million which were primarily driven by higher average rates on contracts, higher parking revenues of $2.7 million, and higher storage revenue of $1.8 million due to increased contracted capacity. These increases were partially offset by lower revenues of $2.2 million primarily on Sea Robin resulting from the impact of the hurricanes that occurred in the third quarter of 2005. Other revenue increased $3.2 million primarily due to non-recurring operational sales of gas in 2006.

Operating Expenses. Operating expenses for the three months ended June 30, 2006 increased $5.6 million versus the same period in 2005. Increases in operation, maintenance and general expenses of $3.2 million included inspections of facilities due to Hurricane Rita of $1.3 million, LNG electric power costs of $1.0 million due to more cargoes and a Sea Robin fuel overrecovery in 2005 of $1.5 million. Depreciation and amortization expense increased $1.9 million primarily due to an increase in property, plant and equipment placed in service including the LNG Phase I expansion. Taxes, other than on income were up $523,000 primarily due to higher property taxes.

Other Expense, Net. Other expense, net for the three months ended June 30, 2006 increased $3.0 million versus the same period in 2005. Interest expense increased $4.7 million primarily due to a decrease in capitalized interest resulting from the LNG Phase I in-service date of April 2006, and higher LIBOR-based rates. Other, net increased $1.7 million primarily due to higher related party interest income of $1.3 million caused by increases in the underlying LIBOR-based rates and higher balances in 2006. For further discussion of the Company’s related party interest income, see Note 5 - Related Party Transactions.

Income Taxes. Income taxes during the three months ended June 30, 2006, versus the same period in 2005, increased $5.7 million due to higher pretax income.

	Six Months Ended June 30,
	2006	2005	Change
	(In thousands)

Operating revenue:
Transportation and storage of natural gas	$223,112	$214,762	$8,350
LNG terminalling revenue	46,569	26,769	19,800
Other revenue	9,071	4,290	4,781
Total operating revenue	278,752	245,821	32,931

Operating expenses:
Operation, maintenance and general	97,412	98,315	(903)
Depreciation and amortization	34,398	30,392	4,006
Taxes, other than on income	14,742	14,205	537
Total operating expenses	146,552	142,912	3,640
Operating income	132,200	102,909	29,291

Other income (expense):
Interest expense, net	(29,116)	(23,347)	(5,769)
Other, net	6,817	2,746	4,071
Total other expense, net	(22,299)	(20,601)	(1,698)

Earnings before income taxes	109,901	82,308	27,593

Income taxes	42,779	32,168	10,611

Net earnings	$67,122	$50,140	$16,982

Operating Revenue. For the six months ended June 30, 2006, operating revenue increased $32.9 million versus the same period in 2005. LNG terminalling revenue increased $19.8 million primarily due to expanded vaporization capacity, a base capacity increase on the BG LNG contract and higher volumes resulting from an increase in cargoes. Transportation and storage revenue increased $8.4 million due to higher average reservation revenues of $8.8 million which were primarily driven by higher average rates on contracts, higher parking revenues of $1.5 million, and higher storage revenue of $1.4 million due to increased contracted capacity. These increases were partially offset by lower revenues of $3.3 million primarily on Sea Robin resulting from the impact of the hurricanes that occurred in the third quarter of 2005. Other revenue increased $4.8 million primarily due to non-recurring operational sales of gas in 2006.

Operating Expenses. Operating expenses for the six months ended June 30, 2006 increased $3.6 million versus the same period in 2005. Depreciation and amortization expense increased $4.0 million primarily due to an increase in property, plant and equipment placed in service, including the LNG Phase 1 Expansion. Taxes, other than on income increased $537,000 primarily due to higher property taxes. A decrease in operation, maintenance and general expenses of $903,000 was primarily due to a $3.7 million decrease in benefit costs including Medicare Part D subsidies and lower headcounts and lower insurance costs of $1.7 million, partially offset by an increase of $2.0 million primarily due to higher fuel and electric power tracker costs and $1.3 million for inspections of facilities due to Hurricane Rita.

Other Expense, Net. Other expense, net for the six months ended June 30, 2006 increased $1.7 million versus the same period in 2005. Interest expense increased $5.8 million primarily due to a decrease in capitalized interest resulting from the LNG Phase I in-service date of April 2006, and higher LIBOR-based rates. Other, net increased $4.1 million primarily due to higher related party interest income of $2.2 million caused by increases in the underlying LIBOR-based rates and higher balances in 2006, and a gain on sale of certain Trunkline assets of $1.7 million. For further discussion of the Company’s related party interest income, see Note 5 - Related Party Transactions.

Income Taxes. Income taxes during the six months ended June 30, 2006, versus the same period in 2005, increased $10.6 million due to higher pretax income.

OTHER MATTERS

Contingencies

See PART I, ITEM 1. Financial Statements (Unaudited), Note 11 - Commitments and Contingencies and Note 4 - Regulatory Matters, in this Quarterly Report on Form 10-Q.

Regulatory

See PART I, ITEM 1. Financial Statements (Unaudited), Note 4 - Regulatory Matters, in this Quarterly Report on Form 10-Q.

Insurance

The Company maintains insurance coverage provided under its policies similar to other comparable companies in the same lines of business. The insurance policies are subject to terms, conditions, limitations and exclusions that do not fully compensate the Company for all losses. Insurance deductibles range from $100,000 to $5 million for the various policies utilized by the Company. Furthermore, as the Company renews its policies, it is possible that full insurance coverage may not be obtainable on commercially reasonable terms due to the recent more restrictive insurance markets.

Debt Refinancing

The Company’s ability to arrange refinancing of its current debt is dependent on various factors and conditions, including: general economic and capital market conditions; maintenance of acceptable credit ratings; credit availability from banks and other financial institutions; investor confidence in the Company, its competitors and peer companies in the energy industry; market expectations regarding the Company’s future earnings and probable cash flows; market perceptions of the Company’s ability to access capital markets on reasonable terms; and provisions of relevant tax and securities laws. The Company plans to refinance its current debt by accessing capital markets. An inability to refinance these obligations would cause a material adverse change to the Company’s financial condition.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Panhandle has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Operating Officer (COO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, Panhandle’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Factors that could cause actual results to differ materially from those expressed in the Company’s forward-looking statements include, but are not limited to, the following:

•	changes in demand for natural gas by the Company’s customers, in the composition of the Company’s customer base and in the sources of natural gas available to the Company;
•	additional level of competition potentially increasing the number of discounted revenue transactions;
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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company and certain of its affiliates are occasionally parties to lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing. The Company and its affiliates are also subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on our present knowledge and subject to future legal and factual developments, the Company’s management believes that it is unlikely that these actions, individually or in the aggregate, will have a material adverse effect on its financial condition. For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other legal matters, reference is made to ITEM 1. Financial Statements (Unaudited), Note 11 - Commitments and Contingencies, as well as to ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I. Financial Information.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: August 7, 2006	By: /s/ ROBERT O. BOND
Robert O. Bond
President and Chief Operating Officer (authorized officer) /s/ GARY W. LEFELAR Gary W. Lefelar Senior Vice President and Chief Accounting Officer (principal accounting officer)