Form 10-Q
period 2006-09-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2006-11-09
CIK 76063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2006

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
FORM 10-Q
September 30, 2006

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2006	2005
	(In thousands of dollars)
Operating revenue
Transportation and storage of natural gas	$106,100	$98,799
LNG terminalling revenue	32,308	15,046
Other revenue	4,989	2,100
Total operating revenue	143,397	115,945

Operating expenses
Operation, maintenance and general	51,928	47,378
Depreciation and amortization	18,425	15,145
Taxes, other than on income	6,327	7,313
Total operating expenses	76,680	69,836

Operating income	66,717	46,109

Other income (expense)
Interest expense, net	(15,266)	(11,950)
Other, net	2,493	1,142
Total other income (expense)	(12,773)	(10,808)

Earnings before income taxes	53,944	35,301

Income taxes	21,108	13,831

Net earnings	$32,836	$21,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
	(In thousands of dollars)
Operating revenue
Transportation and storage of natural gas	$329,212	$313,561
LNG terminalling revenue	78,877	41,815
Other revenue	14,060	6,390
Total operating revenue	422,149	361,766

Operating expenses
Operation, maintenance and general	149,340	145,693
Depreciation and amortization	52,823	45,537
Taxes, other than on income	21,069	21,518
Total operating expenses	223,232	212,748

Operating income	198,917	149,018

Other income (expense)
Interest expense, net	(44,382)	(35,297)
Other, net	9,310	3,888
Total other income (expense)	(35,072)	(31,409)

Earnings before income taxes	163,845	117,609

Income taxes	63,887	45,999

Net earnings	$99,958	$71,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2006	December 31, 2005
Assets	(In thousands of dollars)

Property, plant and equipment
Plant in service	$2,363,215	$2,163,474
Construction work-in-progress	128,070	176,370
	2,491,285	2,339,844
Less accumulated depreciation and amortization	191,753	145,550
Net property, plant and equipment	2,299,532	2,194,294

Investment in affiliate	1,401	1,468

Current assets
Cash and cash equivalents	1,459	585
Accounts receivable, less allowances of $1,177 and $1,168, respectively	51,933	55,786
Accounts receivable - related parties (Note 5)	11,516	9,556
Gas imbalances - receivable	76,740	105,233
System gas and operating supplies (Note 3)	94,441	89,620
Deferred income taxes, net	1,751	2,086
Note receivable - Southern Union	193,305	110,580
Other	11,911	11,501
Total current assets	443,056	384,947

Intangibles, net	7,705	8,031
Debt issuance cost	2,691	3,634
Non-current system gas	16,444	25,087
Other	3,238	1,853

Total assets	$2,774,067	$2,619,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2006	December 31, 2005
	(In thousands of dollars)
Partners' Capital
Partners' capital	$1,003,926	$903,968
Accumulated other comprehensive income (Note 8)	506	1,339
Tax sharing note receivable - Southern Union	(43,699)	(50,862)
Total partners' capital	960,733	854,445

Long-term debt (Note 7)	727,730	1,179,534
Total capitalization	1,688,463	2,033,979

Current liabilities
Current portion of long-term debt (Note 7)	452,755	-
Accounts payable	13,681	3,054
Accounts payable - overdrafts	12,781	7,866
Accounts payable - related parties (Note 5)	21,770	8,560
Gas imbalances - payable	107,179	124,297
Accrued taxes	26,976	15,228
Accrued interest	7,682	19,569
Retained fuel obligation	23,235	32,863
Labor and benefit accruals	12,688	16,643
Other operating expense accruals	10,913	11,938
Capital accruals	26,888	11,681
Post-retirement benefits-current	7,812	7,812
Other	23,273	22,365
Total current liabilities	747,633	281,876

Deferred income taxes, net	255,024	205,787
Post-retirement benefits	19,799	26,103
Other	63,148	71,569
Commitments and contingencies (Note 11)

Total partners' capital and liabilities	$2,774,067	$2,619,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
	(In thousands of dollars)
Cash flows provided by (used in) operating activities:
Net earnings	$99,958	$71,610
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	52,823	45,537
Deferred income taxes	50,131	23,784
Gain on sale of assets	(2,267)	-
Debt premium and discount amortization, net	(989)	(977)
Changes in operating assets and liabilities:
Accounts receivable	1,893	2,352
Inventory	2,427	2,529
Other assets	(1,358)	782
Payables	23,837	7,796
Accrued taxes	18,911	29,323
Interest accrued	(11,887)	(13,236)
Other liabilities	(24,033)	(7,021)
Net cash flows provided by operating activities	209,446	162,479

Cash flows provided by (used in) investing activities:
Net increase in note receivable - Southern Union	(82,725)	(24,635)
Capital and investment expenditures	(132,287)	(150,161)
Sale of assets	2,450	-
Other	(925)	(447)
Net cash flows used in investing activities	(213,487)	(175,243)

Cash flows provided by (used in) financing activities:
Increase (decrease) in bank overdrafts	4,915	(9,493)
Debt issuance	-	255,626
Debt retirements	-	(258,433)
Debt issuance costs	-	(354)
Net cash flows provided by (used in) financing activities	4,915	(12,654)

Change in cash and cash equivalents	874	(25,418)

Cash and cash equivalents at beginning of period	585	26,054
Cash and cash equivalents at end of period	$1,459	$636

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

	Partners' Capital	Accumulated Other Comprehensive Income	Tax Sharing Note Receivable-Southern Union	Total
	(In thousands of dollars)

Balance January 1, 2006	$903,968	$1,339	$(50,862)	$854,445

Comprehensive income:
Net earnings	99,958	-	-	99,958
Net gain related to interest rate swaps, net of tax	-	(833)	-	(833)
Comprehensive income				99,125

Settlement against tax sharing receivable - Southern Union	-	-	7,163	7,163

Balance September 30, 2006	$1,003,926	$506	$(43,699)	$960,733

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

2. New Accounting Principles

FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48 or the Interpretation): Issued by the Financial Accounting Standards Board (FASB) in July 2006, this Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this Interpretation on its consolidated financial statements.

FASB Statement No. 157, “Fair Value Measurements” (FASB Statement No. 157 or the Statement): Issued by the FASB in September 2006, this Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within generally accepted accounting principles. This Statement is effective for financial

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Interpretation on its consolidated financial statements.

FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (FASB Statement No. 158 or the Statement): Issued by the FASB in September 2006, this Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The recognition and disclosure provisions of this Statement are effective for fiscal years ending after December 15, 2006, and the measurement provisions of the Statement are effective for fiscal years ending after December 15, 2008. Based on the December 31, 2005 actuarial valuations the Company does not believe the adoption of this Statement will have a material impact on its consolidated financial statements.

SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108): In September 2006, the SEC provided guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes a dual approach that requires quantification of financial statement errors based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

3. System Gas and Operating Supplies

System gas and operating supplies consist of gas held for operations and materials and supplies, carried at the lower of weighted average cost or market. The gas held for operations that the Company does not expect to consume in operations in the next 12 months has been reflected in non-current assets. Gas held for operations at September 30, 2006 was $98.9 million, or 16,031,000 million British thermal units (MMBtu), of which $16.4 million was classified as non-current. Gas held for operations at December 31, 2005 was $102.5 million, or 14,145,000 MMBtu, of which $25.1 million was classified as non-current. All system gas and materials and supplies purchased are recorded at the lower of cost or market, while net gas received from and owed back to customers is valued at market.

4. Regulatory Matters

Trunkline LNG’s Phase I expansion project was placed into service on April 5, 2006 with a total project cost of $141 million, plus capitalized interest. The expanded vaporization capacity portion of the expansion was placed into service on September 18, 2005. Phase II went into service on July 8, 2006. The final cost of Phase II is $79 million, plus capitalized interest. The expansions increased sustainable send-out capacity from .63 Bcf/d to 1.8 Bcf/d, and storage increased from 6.3 Bcf to 9.0 Bcf. BG LNG Services has contracted for all the additional capacity at the facility from these expansions with a rate moratorium through 2015. Approximately $102 million of costs are included in the line item Construction work-in-progress for the expansion projects at December 31, 2005.

On March 31, 2006, the Company received regulatory approval from FERC for an additional enhancement of Trunkline LNG’s terminal. This infrastructure enhancement project, which is expected to cost approximately $250 million, plus capitalized interest, will increase send out flexibility at the terminal and lower fuel costs.  The project is planned to be in operation in 2008. In addition, Trunkline LNG and BG LNG Services agreed to extend the existing terminal and pipeline services agreements through 2028, representing a five-year extension.

The Company has received regulatory authorization to modernize and replace various compression facilities on PEPL. Such replacements will be made at 12 different compressor stations and will be installed through the end of 2009. The estimated cost of these replacements is approximately $290 million, which includes the

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

compression component of a PEPL east end project already under construction. The Company has also filed for approval to replace approximately 32 miles of existing pipeline on the east end of the PEPL system at an estimated cost of approximately $60 million, which would further improve system integrity.  The project is planned to be completed in late 2007.

Trunkline has announced a Field Zone Expansion project, which includes adding capacity to its pipeline system in Texas and Louisiana to increase deliveries to Henry Hub. The Field Zone Expansion project includes the previously announced North Texas Expansion as well as additional capacity to Henry Hub. Trunkline will increase the capacity along existing right of way from Kountze, Texas, to Longville, Louisiana, by approximately 510 million cubic feet per day with the construction of approximately 45 miles of 36-inch diameter pipeline. The project includes horsepower additions and modifications at existing compressor stations. Trunkline also will create additional capacity to Henry Hub with the construction of a 13.5-mile, 36-inch diameter pipeline loop from Kaplan, Louisiana, directly into Henry Hub. The Henry Hub lateral will provide capacity of 475 million cubic feet per day from Kaplan, Louisiana to Henry Hub. Trunkline filed the project with FERC on September 11, 2006 with an anticipated in-service date of the fourth quarter of 2007. The project is currently being modified and the cost estimate has been revised to approximately $200 million plus capitalized interest including a $40 million contribution in aid of construction to a subsidiary of Energy Transfer, L.P. (Energy Transfer), a non-affiliated entity, to move its delivery point to a location near Buna, Texas, increasing the Field Zone Project capacity by up to 330,000 dekatherms per day.

FERC is responsible under the Natural Gas Act for assuring that rates charged by interstate pipelines are "just and reasonable." To enforce that requirement, FERC applies a ratemaking methodology that determines an allowed rate of return on common equity for the companies it regulates. The Natural Gas Supply Association (NGSA), a natural gas producer trade association, has published a study that alleges, based on NGSA's analysis, that certain natural gas pipelines, including PEPL and Pan Gas Storage LLC (d.b.a. Southwest Gas Storage), are over-recovering their allowed rates of return. A group purporting to have an interest in the rates of PEPL and Southwest Gas Storage approached Panhandle to propose a voluntary rate reduction. No agreement was reached and discussions have been discontinued. On October 25, 2006, a group including producers and various trade associations filed a complaint under Section 5 of the Natural Gas Act against Southwest Gas Storage requesting that FERC initiate an investigation into Southwest Gas Storage’s rates, terms and conditions of service and grant immediate interim rate relief. The ultimate resolution of the Southwest Gas Storage matter has many variables and potential outcomes and it is impossible to predict its timing or materiality at this time. No proceeding has been initiated against PEPL, but any potential rate reductions from such a proceeding would be expected to be mitigated by the impact of significant ongoing capital spending at PEPL for pipeline integrity, safety, air emissions and other environmental, compression modernization and other requirements.

5. Related Party Transactions

PEPL receives transportation revenues from Missouri Gas Energy, a Southern Union division, which account for less than one percent of annual consolidated revenues. Prior to October 1, 2005, these deliveries were at contracted rates that pre-dated the acquisition of the Company by Southern Union in June 2003 (Panhandle Acquisition) and are now subject to newly negotiated rates under agreements that became effective October 1, 2005.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below provides a summary of related party transactions for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Related Party Transactions	2006	2005	2006	2005
	(In thousands)		(In thousands)

Transportations and storage of
natural gas revenue	$769	$954	$3,126	$2,809
Operation and maintenance:
Management & royalty fees	3,581	2,898	10,549	9,044
Other expenses (1)	5,070	3,290	14,618	11,682
Other income, net	2,556	1,069	6,194	2,503

(1) Includes expenses for corporate and administrative services provided by Southern Union and other related parties. Such services primarily include executive management, accounting, auditing, legal, and treasury.

Pursuant to a demand note with Southern Union Company under a cash management program, the Company has loaned excess cash, net of repayments, totaling $193.3 million to Southern Union since Southern Union acquired the Company. Net loans of $10.5 and $82.7 million were recorded during the three and nine month period ended September 30, 2006, respectively. The Company is credited with interest on the note at a one month LIBOR rate. Included in Other, net in the accompanying Condensed Consolidated Statement of Operations is interest income of $2.5 and $6.1 million for the three and nine month periods ended September 30, 2006, respectively, with $1.0 million and $2.3 million for the three and nine month periods ended September 30, 2005, respectively, related to interest on the Note receivable - Southern Union. The Company expects to draw down on the note receivable over the next 12 months to fund capital expenditures in excess of operating cash flows and has thus reflected the note receivable from Southern Union as a current asset.

Southern Union structured the Panhandle Acquisition in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. For tax purposes, the Company’s assets that were part of the exchange were recorded at the tax basis of the Southern Union Company assets for which they were exchanged. The resulting transaction generated an estimated deferred tax liability of approximately $91 million at the acquisition date and a corresponding receivable from Southern Union reflected as a reduction to Partners Capital on the Company’s Condensed Consolidated Balance Sheet. Repayment of the receivable from Southern Union is limited to actual tax liabilities otherwise payable by the Company pursuant to the tax sharing agreement with Southern Union Company. For the nine months ended September 30, 2006, the Company recorded a $7.2 million income tax liability settlement against the tax sharing note receivable.

On November 17, 2004, CCE Holdings, LLC (CCE Holdings), a joint venture in which Southern Union owns a 50 percent interest, acquired 100 percent of the equity interests of CrossCountry Energy, LLC (CrossCountry Energy) from Enron Corp. and certain of its subsidiaries for approximately $2.45 billion in cash, including the assumption of certain consolidated debt. On November 5, 2004, CCE Holdings entered into an Administrative Services Agreement (Management Agreement) with SU Pipeline Management LP (Manager), a Delaware limited partnership and a wholly-owned subsidiary of Southern Union, and the Company. Under the terms of the Management Agreement, the Company covenants, to the extent permitted by applicable law, to cause Manager to perform the duties and obligations of Manager. Manager has assembled an integrated pipeline management team, which includes employees of the Company and CCE Holdings, as well as Southern Union Company. Pursuant to the Management Agreement, Manager is responsible for the operations and administrative functions of the enterprise. CCE Holdings and Manager will share certain operations of Manager and its affiliates. CCE Holdings is obligated to bear its share of costs of the Manager and its affiliates.

On September 14, 2006, Energy Transfer entered into a definitive purchase agreement to acquire the 50 percent Class B membership interest in CCE Holdings from GE Energy Financial Services and other investors (CCE Acquisition Agreement). In addition, on September 14, 2006, Energy Transfer and CCE Holdings entered into a definitive redemption agreement, pursuant to which Energy Transfer’s 50 percent ownership interest in CCE Holdings would be redeemed in exchange for 100 percent of CCE Holdings’ equity interests in Transwestern

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Redemption Agreement). Pursuant to the Redemption Agreement, CCE Holdings is obligated to retire approximately $455 million of indebtedness of Transwestern Holding Company, LLC.  The transactions contemplated by the CCE Acquisition Agreement closed on November 1, 2006, and the transactions contemplated by the Redemption Agreement are expected to close in the fourth quarter of 2006 pending satisfaction of customary closing conditions.  Effective as of the November 1, 2006 closing date, the limited liability company agreement of CCE Holdings was amended and restated in its entirety to, among other things, eliminate certain put and call options relating to the membership interests of CCE Holdings.

The following table provides a summary of the accounts receivable and payable related party balances included in the Condensed Consolidated Balance Sheet at the dates included.

Related Party	September 30, 2006	December 31, 2005
Accounts receivable - related parties:	(In thousands)
Southern Union (1)	$9,657	$6,837
Other (2)	1,859	2,719
	11,516	9,556
Accounts payable - related parties:
Southern Union (3)	20,421	8,410
Other (4)	1,349	150
	$21,770	$8,560

(1) Primarily related to liabilities for expenditures made on behalf of Southern Union and interest associated with the Note receivable – Southern Union.
(2) Primarily related to administrative and management fees associated with the Management Agreement.
(3) Primarily related to corporate services and payroll funding provided by Southern Union and reimbursable medical and insurance costs paid by Southern Union on behalf of Panhandle.
(4) Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of Panhandle.

6. Accounting for Derivatives and Hedging Activities

On April 29, 2005, existing LNG Holdings’ bank loans due in January 2007 were repaid in full using the proceeds from a Credit Agreement entered into on April 26, 2005 (Credit Agreement) which is due in March 2007. Interest rate swaps previously designated as cash flow hedges of the LNG Holdings’ bank loans were terminated upon repayment of the loans on April 29, 2005. As a result, a gain of $3.5 million ($2.1 million, net of tax), was recorded in Accumulated other comprehensive income in the Condensed Consolidated Balance Sheet and is being amortized to interest expense through the maturity date of the original bank loans in 2007, of which $846,000 ($506,000 net of tax) remains at September 30, 2006.

In March 2004, the Company entered into interest rate swaps to hedge the risk associated with the fair value of its $200 million 2.75 percent Senior Notes. See Note 7 - Debt. These swaps are designated as fair value hedges and qualify for the short cut method under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. As of September 30, 2006 and December 31, 2005 the fair value position of the swaps was a liability of $2.8 million and $5.7 million, respectively, recorded as a reduction to current portion of long-term debt and long-term debt, respectively. Under the swap agreements, the Company will receive fixed interest payments at a rate of 2.75 percent per annum and will make floating interest payments based on the six-month LIBOR. No ineffectiveness is assumed in the hedging relationship between the debt instrument and the interest rate swaps. As of September 30, 2006, these swaps have an average interest rate of 5.71 percent.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Debt

The following table sets forth the long-term debt, including the current portions thereof, of the Company at the dates indicated.

Long-term Debt	Year Due	September 30, 2006	December 31, 2005
		(In thousands)

6.50% Senior Notes	2009	$60,623	$60,623
8.25% Senior Notes	2010	40,500	40,500
7.00% Senior Notes	2029	66,305	66,305
4.80% Senior Notes	2008	300,000	300,000
6.05% Senior Notes	2013	250,000	250,000
2.75% Senior Notes	2007	200,000	200,000
Bank loans (floating rate)	2007	255,626	255,626
Total debt outstanding		1,173,054	1,173,054
Interest rate swaps (2.75% Senior Notes)		(2,841)	(5,725)
Unamortized debt premium, net		10,272	12,205
Less: Current portion of long-term debt (1)		(452,755)	-
Total long-term debt		$727,730	$1,179,534

(1) Includes $2.8 million of fair value swaps related to debt classified as current.

The Company has $1.18 billion of debt recorded at September 30, 2006, of which $452.8 million is due in March 2007 and is thus classified as current. Debt of $727.7 million, including net premiums of $10.3 million, is at fixed rates ranging from 4.80 percent to 8.25 percent, with an average interest rate of 5.51 percent including debt premium, discount and issuance cost amortization and 5.78 percent excluding debt premium, discount and issuance cost amortization. The $455.6 million of floating rate debt had an average interest rate of 5.92 percent for the three and nine month periods ended September 30, 2006.

The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens. At September 30, 2006, the Company, based on the currently most restrictive debt covenant requirements, was subject to a $521.2 million limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $246.9 million of additional secured or subsidiary level indebtedness or other defined liens based on a limitation on liens covenant. The Company is also subject to a limitation of $603.7 million of total additional indebtedness. At September 30, 2006, the Company was in compliance with all covenants.

At September 30, 2006, the Company had no scheduled debt principal payments for the remainder of 2006 and scheduled payments of $455.6 million, $300 million, $60.6 million, $40.5 million and $316.3 million for the years 2007 through 2010 and in total thereafter, respectively.

The Company plans to refinance or retire its current debt with proceeds from one or a combination of (i) new public debt; (ii) bank financings; (iii) operating activities; and (iv) repayment of existing loans due from its parent company.  The Company is in the preliminary stages of planning for the refinancing of debt coming due within the next twelve months.  An inability to repay these obligations would cause a material adverse change to the Company's financial condition.  However, the Company reasonably believes that it has the ability to refinance these obligations within the required timeframes, although there can be no assurances that the anticipated refinancings will occur.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Accumulated Other Comprehensive Income

The table below provides an overview of comprehensive income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other Comprehensive Income (Loss)	2006	2005	2006	2005
	(In thousands)
Net Earnings	$32,836	$21,470	$99,958	$71,610
Realized gain (loss) on cash flow hedging
activities, net of tax of $185, $185, $556 and $1,356, respectively	(276)	(276)	(828)	(2,087)
Unrealized gain (loss) on cash flow hedging
activities, net of tax of $0, $0, $(3) and $1,612, respectively	-	(1)	(5)	2,470
Total other comprehensive income (loss)	(276)	(277)	(833)	383
Total comprehensive income	$32,560	$21,193	$99,125	$71,993

The table below provides an overview of the components in Accumulated other comprehensive income as of the periods indicated:

	September 30,	December 31,
	2006	2005
	(In thousands)
Interest rate hedges, net	$506	$1,339
Accumulated other comprehensive income, net of tax	$506	$1,339

9. Postretirement Benefits

Components of Net Periodic Benefit Cost

Net periodic benefit cost for the three and nine month periods ended September 30, 2006 and 2005 for postretirement benefit plans other than pensions (OPEB) includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
OPEB	2006	2005	2006	2005
	(In thousands)		(In thousands)

Service cost	$440	$619	$1,319	$1,962
Interest cost	544	823	1,632	2,574
Expected return on plan assets	(344)	(266)	(1,032)	(730)
Amortization of prior service cost	(911)	(56)	(2,732)	(167)
Recognized actuarial gain	127	17	381	229

Net periodic benefit cost	$(144)	$1,137	$(432)	$3,868

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

On May 2, 2006 the stockholders of Southern Union Company adopted the Second Amended and Restated 2003 Plan (Second Amended 2003 Plan) which included the following changes to the Amended 2003 Plan:
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

Contingent upon the Second Amended 2003 Plan becoming effective, the Compensation Committee of the Board of Directors approved a grant of 5,000 shares of restricted common stock to each of the non-employee directors. The restricted stock awards contain certain restrictions that expire on January 2, 2007. The Second Amended 2003 Plan was approved by the Massachusetts Department of Telecommunications and Energy (MDTE) on October 13, 2006 and became effective upon the filing of a Form S-8 with the SEC on November 8, 2006.

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

The Company attributes the requisite service period to the vesting period. The adoption of Statement No. 123R reduced Operating income, Earnings before income taxes, and Net earnings by $153,000, $153,000 and $118,000, respectively during the three month period ended September 30, 2006, and by $533,000, $533,000 and $431,000 respectively for the nine month period ended September 30, 2006.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pursuant to the Modified Prospective Application method of transition, the Company has not adjusted results of operations for prior periods. The following table reflects pro forma net earnings that the Company would have realized if it had elected to adopt the fair value approach of Statement No. 123 prior to January 1, 2006:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(In thousands)	(In thousands)

Net earnings, as reported	$21,470	$71,610
Deduct stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related taxes	58	150
Pro forma net earnings	$21,412	$71,460

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. The Company’s expected volatilities are based on historical volatility of the Southern Union Company stock and other factors. To the extent that volatility of Southern Union Company’s stock price increases in the future, the estimates of the fair value of options granted in the future could increase, thereby increasing share-based compensation expense in future periods. The Company’s estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent that the Company revises this estimate in the future, the share-based compensation could be materially impacted in the quarter of revision, as well as in the following quarters. Additionally, the expected dividend yield is considered for each grant on the date of grant. The Company’s expected term of options granted was derived from the average midpoint between vesting and the contractual term. In the future, as information regarding post-vesting termination becomes more accessible, the Company may change the method of deriving the expected term. This change could impact the fair value of options granted in the future. The Company expects to refine the method of deriving the expected term no later than January 1, 2008. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table represents the Black-Scholes estimated ranges under the Company plans as of September 30, 2006:

At September 30, 2006
Expected volatility	36.75% to 37.36%
Weighted average volatility	36.98%
Expected dividend yield	1.67%
Risk-free interest rate	4.06% to 4.95%
Expected life in years	6.00 to 6.25

A summary of the status of the Company’s outstanding stock options as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Life	Value

Outstanding options at January 1, 2006	353,861	$19.88
Granted	-	-
Exercised	(11,951)	$16.83
Forfeited	(6,951)	$16.83
Outstanding options at September 30, 2006	334,959	$20.05	8.27	$2,129,817
Exercisable options at September 30, 2006	60,126	$17.67	7.53	$525,352

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2006, there was $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average contractual period of 1.6 years. The total fair value of options vested as of September 30, 2006 was $464,000. Compensation expense recognized related to stock options totaled $153,000 ($118,000, net of tax) and $533,000 ($431,000, net of tax) for the three- and nine-month periods ended September 30, 2006.

The intrinsic value of options exercised during the nine month period ended September 30, 2006 was approximately $98,000. The Company realized an additional tax benefit of approximately $38,000 for the amount of intrinsic value in excess of compensation cost recognized during the nine month period ended September 30, 2006.

Restricted Stock. The Second Amended 2003 Plan also provides for grants of restricted stock. The restrictions associated with a grant of restricted stock under the Second Amended 2003 Plan generally expire equally over a period of four years. Restrictions on restricted stock expire at the end of the applicable period, which is also the requisite service period. The fair value of restricted stock is the excess of the average market price of common stock on the date of grant over the exercise price, which is zero.

A summary of the status of non-vested restricted stock awards as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

	Number of	Weighted-Average
	Restricted Shares	Grant-Date
Nonvested Restricted Shares	Outstanding	Fair-Value

Nonvested restricted shares at January 1, 2006	43,050	$24.06
Granted	-
Vested	(10,786)	$24.06
Forfeited	-
Nonvested restricted shares at September 30, 2006	32,264	$24.06

As of September 30, 2006, there was $730,000 of total unrecognized compensation cost related to non-expired, share-based compensation arrangements granted under the restricted stock plans. That cost is expected to be recognized over a weighted-average contractual period of 1.5 years. The total fair value of restricted shares that vested during the three and nine month periods ended September 30, 2006 was $260,000 and $260,000, respectively. Compensation expense recognized related to restricted stock totaled $65,000 ($39,000, net of tax) and $194,000 ($118,000, net of tax) during the three- and nine-month periods ended September 30, 2006, respectively.

11. Commitments and Contingencies

Litigation. The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with FASB Statement No. 5, Accounting for Contingencies, in order to provide for such matters. The Company believes the final disposition of these proceedings will not have a material adverse effect on its consolidated results of operations, financial position or cash flows.

Hope Land Mineral Corporation (Hope Land) contends that it owns the storage rights to property that contains a portion of the Company’s Howell storage field. During June 2003, the Michigan Court of Appeals reversed the trial court’s previous order, which had granted summary judgment in favor of the Company and dismissed the case. The Company filed an appeal of the Court of Appeals order with the Michigan Supreme Court, which was denied in December of 2003. In April 2005, Hope Land filed trespass and unjust enrichment complaints against the Company to prevent running of the statute of limitations. The Company then filed an action for condemnation to obtain the storage rights from Hope Land. Pursuant to a pre-filing settlement with Hope Land, the Company

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

obtained legal title to the storage rights upon the filing of the condemnation action. The unjust enrichment claims have been dismissed. As a result, the only issue to be determined at trial is the value of such rights and the amount of trespass damages to which Hope Land is entitled. The trial is presently scheduled to commence November 15, 2006. The Company does not believe the outcome of this case will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position.

Jack Grynberg, an individual, has filed actions against a number of companies, including the Company, now transferred to the U.S. District Court for the District of Wyoming, for damages for mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners. On October 20, 2006, the District Judge adopted in part the earlier recommendations of the Special Master in the case and ordered the dismissal of the case against the Company. A similar action, known as the Will Price litigation, also has been filed against a number of companies, including the Company, in U.S. District Court for the District of Kansas. The Company is currently awaiting the decision of the trial judge on the defendants’ motion to dismiss the Will Price action. The Company believes that its measurement practices conformed to the terms of its FERC Gas Tariff, which was filed with and approved by FERC. As a result, the Company believes that it has meritorious defenses to these lawsuits (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that the Company complied with the terms of its tariff) and will continue to vigorously defend against them, including any appeals which may be taken from the dismissal of the Grynberg case. The Company does not believe the outcome of these cases will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position.

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

Environmental Remediation. The Company is responsible for environmental remediation at certain sites on its gas transmission systems. The contamination resulted from the past use of lubricants containing polychlorinated biphenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. The Company has developed and is implementing a program to remediate such contamination. Remediation and decontamination has been completed at each of the 35 compressor station sites where auxiliary buildings that house the air compressor equipment were impacted by the past use of lubricants containing PCBs. At some locations, PCBs have been identified in paint that was applied many years ago. A program has been implemented to remove and dispose of PCB impacted paint during painting activities. Other remediation typically involves the management of contaminated soils and may involve remediation of groundwater. Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility. The ultimate liability and total costs associated with these sites will depend upon many factors. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Company could potentially be held responsible for contamination caused by other parties. In some instances, such as the Pierce Waste Oil sites described below, the Company may share liability associated with contamination with other potentially responsible parties. The Company may also benefit from contractual indemnities that cover some or all of the cleanup costs. These sites are generally managed in the normal course of business or operations. The Company believes the outcome of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PEPL and Trunkline, together with other non-affiliated parties, have been identified as potentially liable for conditions at three former waste oil disposal sites in Illinois - the Pierce Oil Springfield site, the Dunavan Waste Oil site and the McCook site (collectively, the Pierce Waste Oil sites). PEPL and Trunkline received notices of potential liability from the United States Environmental Protection Agency (U.S. EPA) for the Dunavan site. The notice demanded reimbursement to the U.S. EPA for costs incurred to date in the amount of approximately $1.8 million and encouraged each potentially responsible party (PRP) to voluntarily negotiate an administrative settlement agreement with the U.S. EPA within certain limited time frames providing for the PRPs to conduct or finance the response activities required at the site. The demand was declined in a joint letter dated December 15, 2005 by the major PRPs including PEPL and Trunkline. Although no formal notice has been received for the Pierce Oil Springfield site, special notice letters are anticipated and the process of listing the site on the National Priority List has begun. No formal notice has been received for the McCook site. The Company believes the outcome of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

On June 16, 2005, PEPL experienced a release of liquid hydrocarbons near Pleasant Hill, Illinois. The release occurred in the form of a mist at a valve that was in use to reduce the pressure in the pipeline as part of maintenance activities. The hydrocarbon mist affected several acres of adjacent agricultural land and a nearby marina. Approximately 27 gallons of hydrocarbons reached the Mississippi River. PEPL contacted appropriate federal and state regulatory agencies and the U.S. EPA took the lead role in overseeing the subsequent cleanup activities, which have been completed. PEPL has resolved claims of affected boat owners and the marina operator. PEPL received a violation notice from the Illinois Environmental Protection Agency (Illinois EPA) alleging that PEPL is in apparent violation of several sections of the Illinois Environmental Protection Act by allowing the release. The violation notice did not propose a penalty. Responses to the violation notice were submitted and the responses were discussed with the agency. On December 14, 2005, the Illinois EPA notified PEPL that the matter might be considered for referral to the Office of the Attorney General, the State’s Attorney or the U.S. EPA for formal enforcement action and the imposition of penalties. The Company believes the outcome of this matter will not have a material adverse effect on its financial position, results of operations or cash flows.

On July 10, 2006, PEPL identified the possible subsurface release of approximately 745 gallons of methanol from a tank located at the Howell compressor station. Subsequent testing of the tank and associated piping confirmed that a release had taken place. Impacted soils were excavated in accordance with state specific regulatory requirements. The impacted soils were transported to an authorized disposal facility. The appropriate federal and state environmental agencies were notified of this release. The Michigan Department of Environmental Quality conducted an inspection of the remediation effort on October 17, 2006 and indicated that an appropriate response and remediation action had been implemented. The Company believes that the cost of the response and clean up of the release will not have a material adverse effect on its financial position, results of operations or cash flows.

The Company expects the cleanup programs for all of the above matters to continue for several years and has estimated its share of remaining cleanup costs to range from approximately $4.6 million to $13.6 million as of September, 30, 2006. The table below reflects the amount of accrued liabilities recorded in the Condensed Consolidated Balance Sheet at September 30, 2006 and December 31, 2005 to cover probable environmental response actions:

	September 30,	December 31,
	2006	2005
	(In thousands)

Current	$1,769	$2,337
Noncurrent	7,263	8,385
Total Environmental Liabilities	$9,032	$10,722

During the nine month period ended September 30, 2006, the Company spent $1.7 million related to environmental cleanup programs.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Based on information available at this time, and the reviews undertaken by the Company to identify potential exposure, the Company believes the amount reserved for all of the above environmental matters is adequate to cover the potential exposure for clean-up costs.

Air Quality Control. U.S. EPA issued a final rule on regional ozone control (NOx SIP Call) in April 2004 that impacts the Company in two Midwestern states, Indiana and Illinois. Based on a U.S. EPA guidance document negotiated with gas industry representatives in 2002, the Company is required in states that follow the EPA guidance to reduce nitrogen oxide (NOx) emissions by 82 percent on the identified large internal combustion engines and will be able to trade off engines within the Company in an effort to create a cost effective NOx reduction solution. The final implementation date is May 2007. The rule will affect 20 large internal combustion engines on the Company’s system in Illinois and Indiana with an approximate cost of $21.0 million for capital improvements through 2007, based on current projections. Approximately $20.7 million of the $21.0 million of capital expenditures has been incurred as of September 30, 2006. Indiana has promulgated state regulations to address the requirements of the NOx SIP Call rule that essentially follow the EPA guidance.

The Illinois EPA has distributed several draft versions of a rule to control NOx emissions from reciprocating engines and turbines statewide. The latest draft requires controls on engines regulated under the U.S. EPA NOx SIP Call by May 1, 2007 and the remaining engines by January 1, 2011. The state is requiring the controls to comply with U.S. EPA rules regarding the NOx SIP Call, ozone non-attainment and fine particulate standards. The Illinois EPA has held multiple meetings with industry representatives to discuss the draft rule and is expected to propose the rule in late-2006. The rule is currently being reviewed for potential impact to the Company. As drafted, the rule applies to all PEPL and Trunkline stations in Illinois and significant expenditures in addition to the $21.0 million associated with NOx reductions described above would be required for emission control.

In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline’s Cypress compressor station is affected and requires the installation of emission controls. New regulations also require certain grandfathered facilities in Texas to enter into the new source permit program which may require the installation of emission controls at one additional facility owned by the Company. Management estimates capital improvements of $17.0 million will be needed at the two affected Texas locations. Approximately $13.3 million of the $17.0 million of capital expenditures have been incurred as of September 30, 2006.

The U.S. EPA promulgated various Maximum Achievable Control Technology rules in February 2004. The rules require that PEPL and Trunkline control Hazardous Air Pollutants (HAPs) emitted from certain internal combustion engines at major HAPs sources. Most PEPL and Trunkline compressor stations are major HAPs sources. The HAPs pollutant of concern for PEPL and Trunkline is formaldehyde. As promulgated, the rule seeks to reduce formaldehyde emissions by 76 percent from these engines. Catalytic controls will be required to reduce emissions under these rules with a final implementation date of June 2007. PEPL and Trunkline have approximately 20 internal combustion engines subject to the rules. Management expects that compliance with these regulations will necessitate an estimated expenditure of $2.3 million for capital improvements, based on current projections.

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

Other Commitments and Contingencies.

Kaplan Compressor Station Damage. On April 21, 2006, Trunkline experienced a fire at its Kaplan, Louisiana compressor station which resulted in damages to the facilities. While assessment is currently ongoing, Trunkline initially estimates capital expenditures associated with the fire will be approximately $11.0 million, before consideration of potential insurance recoveries which are subject to a $5.0 million deductible. Management does not expect this incident to have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Hurricane Damage. Late in the third quarter of 2005, after coming through the Gulf of Mexico, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast. These hurricanes caused damage to property and equipment owned by Sea Robin, Trunkline and Trunkline LNG. Based on the latest damage assessments, there are revenue, expense and capital impacts resulting from Hurricanes Katrina and Rita in 2005 and 2006, mostly impacting Sea Robin and Trunkline LNG.  During the nine month period ended September 30, 2006, the Company recorded capital expenditures of $19.7 million to replace or abandon damaged property and equipment.

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

In addition, after the 2005 hurricanes, the Mineral Management Service (MMS) mandated inspections by leaseholders and pipeline operators along the hurricane tracks. The Company has detected exposed pipe and other facilities on Trunkline and Sea Robin that must be re-covered to comply with the regulations. As a result, there was approximately $1.3 million of inspection related expense recorded in 2006. Additional capital expenditures are estimated at $5.0 million. The Company will seek recovery of these expense and capital amounts as part of the hurricane related claim.

Gas Royalty Claims. In 1993, the U.S. Department of the Interior announced its intention to seek, through the MMS, additional royalties from gas producers as a result of payments received by such producers in connection with past take or pay settlements and buyouts and buy downs of gas sales contracts with natural gas pipelines. PEPL and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact, which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, PEPL and Trunkline may file with FERC to recover these costs from pipeline customers. Management believes these commitments and contingencies will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Gauranty. In November 2006, PEPL provided a guaranty to a subsidiary of Energy Transfer for the full performance by Trunkline of a $40 million contribution in aid of construction obligation related to a modification of the Field Zone Expansion Project. The contribution would be made by Trunkline upon movement of Energy Transfer’s delivery point to a location near Buna, Texas, expected to be completed in late 2007.

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

Approximately one-half of the Company’s total operating revenue comes from long-term service agreements with local distribution company customers and their affiliates. The Company also provides firm transportation services under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the Company’s pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis. Demand for gas transmission on the Company’s pipeline systems is seasonal, with the highest throughput and a higher portion of annual total operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters. For the years 2003, 2004 and 2005, the Company’s combined throughput was 1,380 trillion British thermal units (TBtu), 1,284 TBtu and 1,214 TBtu, respectively. For the nine month periods ended September 30, 2006 and September 30, 2005, the Company’s combined throughput was 861 TBtu and 907 TBtu, respectively.

The Company’s regulated transportation and storage businesses periodically file (or can be required to file) for changes in their rates, which are subject to approval by FERC. Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to negatively impact the Company’s results of operations and financial condition.

Results of Operations

	Three Months Ended September 30,
	2006	2005	Change
	(In thousands)

Operating revenue:
Transportation and storage of natural gas	$106,100	$98,799	$7,301
LNG terminalling revenue	32,308	15,046	17,262
Other revenue	4,989	2,100	2,889
Total operating revenue	143,397	115,945	27,452

Operating expenses:
Operation, maintenance and general	51,928	47,378	4,550
Depreciation and amortization	18,425	15,145	3,280
Taxes, other than on income	6,327	7,313	(986)
Total operating expenses	76,680	69,836	6,844
Operating income	66,717	46,109	20,608

Other income (expense):
Interest expense, net	(15,266)	(11,950)	(3,316)
Other, net	2,493	1,142	1,351
Total other expense, net	(12,773)	(10,808)	(1,965)

Earnings before income taxes	53,944	35,301	18,643

Income taxes	21,108	13,831	7,277

Net earnings	$32,836	$21,470	$11,366

Operating Revenue. For the three months ended September 30, 2006, operating revenue increased $27.5 million versus the same period in 2005 primarily due to:
•
A $17.3 million increase in LNG terminalling revenue due to expanded vaporization capacity, a base capacity increase on the BG LNG Services contract and higher volumes resulting from an increase in cargoes;

•
Increased transportation and storage revenue of $7.3 million due to higher reservation revenues of $4.2 million which were primarily driven by higher average rates on contracts, higher parking revenues of $3.1 million and higher storage revenue of $1.7 million due to increased contracted capacity. These increases were partially offset by lower usage revenues of $1.7 million primarily on Sea Robin resulting from the impact of the hurricanes that occurred in the third quarter of 2005; and

•	Increased other revenue of $2.9 million primarily due to non-recurring operational sales of gas in 2006.

Operating Expenses. Operating expenses for the three months ended September 30, 2006 increased $6.8 million versus the same period in 2005 primarily due to:
•
An increase in operation, maintenance and general expenses of $4.6 million primarily due to approximately $1.8 million of higher pipeline assessment costs and approximately $1.8 million of higher maintenance project costs, higher corporate charges of $1.4 million primarily due to higher service costs and $801,000 of higher fuel and electric power tracker costs, partially offset by a $2.1 million decrease in benefit costs primarily related to lower postretirement benefit expenses and lower medical claims accruals; and

•	Increased depreciation and amortization expense of $3.3 million due to an increase in property, plant and equipment placed in service, including the LNG Phase I and Phase II expansions.
Such increases were partially offset by a decrease in taxes, other than on income of $1.0 million primarily due to lower property tax accruals during the period.

Other Expense, Net. Other expense, net for the three months ended September 30, 2006 increased $2.0 million versus the same period in 2005. Interest expense increased $3.3 million primarily due to a decrease in capitalized interest resulting from the LNG Phase I and Phase II in-service dates of April 2006 and July 2006, respectively, and higher LIBOR rates. Other, net increased $1.3 million primarily due to higher related party interest income caused by increases in the underlying LIBOR-based rates and higher balances in 2006.

Income Taxes. Income taxes during the three months ended September 30, 2006, versus the same period in 2005, increased $7.3 million due to higher pretax income.

	Nine Months Ended September 30,
	2006	2005	Change
	(In thousands)

Operating revenue:
Transportation and storage of natural gas	$329,212	$313,561	$15,651
LNG terminalling revenue	78,877	41,815	37,062
Other revenue	14,060	6,390	7,670
Total operating revenue	422,149	361,766	60,383

Operating expenses:
Operation, maintenance and general	149,340	145,693	3,647
Depreciation and amortization	52,823	45,537	7,286
Taxes, other than on income	21,069	21,518	(449)
Total operating expenses	223,232	212,748	10,484
Operating income	198,917	149,018	49,899

Other income (expense):
Interest expense, net	(44,382)	(35,297)	(9,085)
Other, net	9,310	3,888	5,422
Total other expense, net	(35,072)	(31,409)	(3,663)

Earnings before income taxes	163,845	117,609	46,236

Income taxes	63,887	45,999	17,888

Net earnings	$99,958	$71,610	$28,348

Operating Revenue. For the nine months ended September 30, 2006, operating revenue increased $60.4 million versus the same period in 2005 primarily due to:
•
A $37.1 million increase in LNG terminalling revenue due to expanded vaporization capacity, a base capacity increase on the BG LNG Services contract and higher volumes resulting from an increase in cargoes;

•
Increased transportation and storage revenue of $15.7 million due to higher reservation revenues of $12.9 million which were primarily driven by higher average rates on contracts, higher parking revenues of $4.6 million and higher storage revenue of $3.1 million due to increased contracted capacity. These increases were partially offset by lower usage revenues of $4.9 million primarily on Sea Robin resulting from the impact of the hurricanes that occurred in the third quarter of 2005; and

•	Increased other revenue of $7.7 million primarily due to non-recurring operational sales of gas in 2006.

Operating Expenses. Operating expenses for the nine months ended September 30, 2006 increased $10.5 million versus the same period in 2005 primarily due to:
•
An increase in operation, maintenance and general expenses of $3.6 million primarily due to approximately $3.1 million of higher pipeline assessment costs, approximately $2.5 million of higher maintenance project costs, $1.4 million of lower fuel recoveries recorded on Sea Robin, $1.3 million for inspections of facilities due to Hurricane Rita, and $1.4 million of higher fuel and electric power tracker costs associated with higher LNG cargo activity. These increases were partially offset by a $5.8 million decrease in benefit costs primarily related to lower postretirement benefit expenses and lower medical claims accruals; and
•	Increased depreciation and amortization expense of $7.3 million due to an increase in property, plant and equipment placed in service, including the LNG Phase I and Phase II expansions.

Other Expense, Net. Other expense, net for the nine months ended September 30, 2006 increased $3.7 million versus the same period in 2005. Interest expense increased $9.1 million primarily due to a decrease in capitalized interest resulting from the LNG Phase I and Phase II in-service dates of April 2006 and July 2006, respectively, and higher LIBOR rates. Other, net increased $5.4 million primarily due to higher related party interest income of $3.7 million caused by increases in the underlying LIBOR-based rates and higher balances in 2006, and a gain on sale of certain Trunkline assets of $1.7 million.

Income Taxes. Income taxes during the nine months ended September 30, 2006, versus the same period in 2005, increased $17.9 million due to higher pretax income.

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

Debt Refinancing

The Company plans to refinance or retire its current debt with proceeds from one or a combination of (i) new public debt; (ii) bank financings; (iii) operating activities; and (iv) repayment of existing loans due from its parent company.  The Company is in the preliminary stages of planning for the refinancing of debt coming due within the next twelve months.  An inability to repay these obligations would cause a material adverse change to the Company's financial condition.  However, the Company reasonably believes that it has the ability to refinance these obligations within the required timeframes, although there can be no assurances that the anticipated refinancings will occur.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Panhandle has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Operating Officer (COO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, Panhandle’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A. Risk Factors

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: November 9, 2006	By: /s/ ROBERT O. BOND
Robert O. Bond President and Chief Operating Officer (authorized officer) /s/ GARY W. LEFELAR Gary W. Lefelar Senior Vice President and Chief Accounting Officer (principal accounting officer)