Form 10-K
period 2006-12-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2007-03-01
CIK 76063

==============================================================================================================================================================
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

 _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes __ No   ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes __  No   ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ✓  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer   Accelerated filer   Non-accelerated filer  ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes       No   ✓

Panhandle Eastern Pipe Line Company, LP meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 1, 2 and 7 have been reduced and Items 4, 6, 10, 11, 12 and 13 have been omitted in accordance with Instruction I.

(61 total number of pages)

==============================================================================================================================================================

PANHANDLE EASTERN PIPE LINE COMPANY, LP
FORM 10-K
DECEMBER 31, 2006

PART I

ITEM 1. Business.

Our Business

Introduction. Panhandle Eastern Pipe Line Company, LP (PEPL), a Delaware limited partnership (together with its subsidiaries, Panhandle or the Company), is an indirect wholly-owned subsidiary of Southern Union Company (Southern Union Company and, together with its subsidiaries, Southern Union). The Company is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The Company’s entities include the following:

•	PEPL, an indirect wholly-owned subsidiary of Southern Union Company;
•	Trunkline Gas Company, LLC (Trunkline), a direct wholly-owned subsidiary of PEPL;
•	Sea Robin Pipeline Company, LLC (Sea Robin), an indirect wholly-owned subsidiary of PEPL;
•	Trunkline LNG Holdings, LLC (LNG Holdings), an indirect wholly-owned subsidiary of PEPL;
•	Trunkline LNG Company, LLC (Trunkline LNG), a direct wholly-owned subsidiary of LNG Holdings; and
•	Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage), a direct wholly-owned subsidiary of PEPL.

Services. The Company owns and operates a large natural gas open-access interstate pipeline network. The pipeline network, consisting of the PEPL transmission system, the Trunkline transmission system and the Sea Robin transmission system, serves customers in the Midwest and Southwest with a comprehensive array of transportation and storage services. PEPL’s transmission system consists of four large diameter pipelines extending approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through Missouri, Illinois, Indiana and Ohio and terminating in Michigan. Trunkline’s transmission system consists of two large diameter pipelines extending approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through Arkansas, Mississippi, Tennessee, Kentucky, Illinois and Indiana to a point on the Indiana-Michigan border. Sea Robin’s transmission system consists of two offshore Louisiana natural gas supply systems extending approximately 81 miles into the Gulf of Mexico. In connection with its gas transmission and storage systems, the Company has five gas storage fields located in Illinois, Kansas, Louisiana, Michigan and Oklahoma. Southwest Gas Storage operates four of these fields and Trunkline operates one. Through Trunkline LNG, the Company owns and operates a liquefied natural gas (LNG) terminal in Lake Charles, Louisiana, which is one of the largest operating LNG facilities in North America based on its current sustainable send out capacity of approximately 1.8 billion cubic feet per day (Bcf/d).

Panhandle earns the majority of its revenue by entering into firm transportation and storage contracts, providing capacity for customers to transport or store natural gas in its facilities. Approximately 35 percent of the Company’s total operating revenue comes from long-term service agreements with local distribution company customers and their affiliates. The Company also provides firm transportation services under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the Company’s pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis. Demand for gas transmission on the Company’s pipeline systems is seasonal, with the highest throughput and a higher portion of annual total operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters.

The following table provides a summary of transportation volumes (in a trillion British thermal units) associated with the reported results of operations for the periods presented:

	Year Ended December 31,
	2006	2005	2004

PEPL	579	609	573
Trunkline	486	459	527
Sea Robin	115	146	184
Trunkline LNG Usage Volumes	149	108	170

The following table provides a summary of certain statistical information associated with the Company at December 31, 2006:

As of
December 31,
2006
Approximate Miles of Pipelines
PEPL	6,000
Trunkline	3,500
Sea Robin	450
Peak Day Delivery Capacity (Bcf/d)
PEPL	2.8
Trunkline	1.5
Sea Robin	1
Trunkline LNG	2.1
Underground Storage Capacity-Owned (Bcf)	72
Underground Storage Capacity-Leased (Bcf)	16
Trunkline LNG Terminal Storage Capacity (Bcf)	9
Average Number of Transportation Customers	500
Weighted Average Remaining Life in Years of Firm Transportation Contracts
PEPL	4.6
Trunkline	9.9
Sea Robin (1)	N/A
Weighted Average Remaining Life in Years of Firm Storage Contracts
PEPL	6.3
Trunkline	1.7
___________________
(1) Sea Robin contracts are interruptible without any firm contracts in place.

Recent System Enhancements

LNG Expansion Projects. Trunkline LNG’s Phase I expansion project was placed into service on April 5, 2006 with a total project cost of $141 million, plus capitalized interest. The expanded vaporization capacity portion of the project was placed into service on September 18, 2005. Phase II went into service on July 8, 2006. The final cost of Phase II was $79 million, plus capitalized interest. The expansions increased sustainable send-out capacity from .63 Bcf/d to 1.8 Bcf/d, and storage increased from 6.3 Bcf to 9 Bcf. BG LNG Services has contracted for all of the capacity at the facility through 2028 with a rate moratorium through 2015. Approximately $671,000 and $102 million of costs are included in the line item Construction work-in-progress for the expansion projects at December 31, 2006 and December 31, 2005, respectively.

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

For information related to ongoing and potential expansion projects of the Company, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Significant Customers. The following table provides the percentage and related average contract lives of the Company’s significant customers at December 31, 2006:

	Percent of	Weighted
	Revenues	Average Life
	For Year Ended	of Contracts at
Customer	December 31, 2006	December 31, 2006

BG LNG Services (1)	24%	17 years
ProLiance	12	7.8 years
Ameren Corp. (2)	10	7.1 years
Other top 10 customers	19	4.1 years
Remaining customers	35	4.5 years
Total percentage	100%
___________________
(1) BG LNG Services’ contracts were extended with the completion of Phase I and Phase II in the second and third quarters of 2006, respectively. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 3 – Regulatory Matters.

(2) Includes Ameren Corp. subsidiaries such as Union Electric, Central Illinois Light Company, Illinois Power and Central Illinois Public Service.

The Company’s customers are subject to change during the year as a result of capacity release provisions that allow them to release all or part of their capacity, which generally occurs for a limited time period. Under the terms of the Company’s tariff, a temporary capacity release does not relieve the original customer from its payment obligations if the replacement customer fails to pay.

Regulation

The Company is subject to regulation by various federal, state and local governmental agencies, including those specifically described below. See also Item 1. Business - Environmental, Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data, Note 3 - Regulatory Matters.

FERC has comprehensive jurisdiction over PEPL, Southwest Gas Storage, Trunkline, Trunkline LNG and Sea Robin as natural gas companies within the meaning of the Natural Gas Act of 1938. For natural gas companies, FERC’s jurisdiction relates, among other things, to the acquisition, operation and disposal of assets and facilities and to the service provided and rates charged.

FERC has authority to regulate rates and charges for transportation or storage of natural gas in interstate commerce. FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of service using such facilities. PEPL, Trunkline, Sea Robin, Trunkline LNG and Southwest Gas Storage hold certificates of public convenience and necessity issued by FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

The following table summarizes the status of the rate proceedings applicable to the Company:

Date of Last
Company	Rate Filing	Status

PEPL	May 1992	Settlement effective April 1997
Trunkline	January 1996	Settlement effective May 2001
Sea Robin	April 2001	Settlement effective May 2002
Trunkline LNG	June 2001	Settlement effective January 2002
Southwest Gas Storage	April 1989	Settlement effective October 1989 (1)
___________________
(1) For information related to a complaint filed with FERC against Southwest Gas Storage under Section 5 of the Natural Gas Act, see Item 8. Financial Statements and Supplementary Data, Note 3 - Regulatory Matters.

The Company is also subject to the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Improvement Act of 2002, which regulate the safety of gas pipelines.

For a discussion of the effect of certain FERC orders on the Company, see Item 8. Financial Statements and Supplementary Data, Note 3 - Regulatory Matters.

Competition

The interstate pipeline systems of the Company compete with those of other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service, flexibility and reliability of service.

Natural gas competes with other forms of energy available to the Company’s customers and end-users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulation, the capability to convert to alternate fuels and other factors, including weather and natural gas storage levels, affect the demand for natural gas in the areas served by the Company.

Federal and state regulation of natural gas interstate pipelines has changed dramatically in the last two decades and could continue to change over the next several years. These regulatory changes have resulted, and will continue to result, in increased competition in the pipeline business. In order to meet competitive challenges, the Company will need to adapt its marketing strategies, the type of transportation and storage services provided and its pricing and rate responses to competitive forces. The Company also will need to respond to changes in state regulation in its market areas that allow direct sales to all retail end-user customers or, at a minimum, broader customer classes than now allowed.

FERC policy allows the issuance of certificates authorizing the construction of new interstate pipelines that are competitive with existing pipelines. A number of new pipeline and pipeline expansion projects are under development to transport large additional volumes of natural gas to the Midwest from the Rockies. These pipelines, which include Kinder Morgan’s Rockies Express Pipeline project and El Paso Corporation’s Continental Connector project, could potentially compete with the Company.

The Company’s direct competitors include Alliance Pipeline LP, ANR Pipeline Company, Natural Gas Pipeline Company of America, Northern Border Pipeline Company, Texas Gas Transmission Corporation, Northern Natural Gas Company, Vector Pipeline, Columbia Gulf Transmission and Midwestern Gas Transmission.

Environmental

The Company’s operations are subject to federal, state and local laws and regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters. These laws and regulations require the Company to conduct its operations in a specified manner and to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals. Failure to comply with environmental requirements may expose the Company to significant fines, penalties and/or interruptions in operations. The Company’s environmental policies and procedures are designed to achieve compliance with such laws and regulations. These evolving laws and regulations and claims for damages to property, employees, other persons and the environment, resulting from current or past operations, may result in significant expenditures and liabilities in the future. The Company engages in a process of updating and revising its procedures for the ongoing evaluation of its operations to identify potential environmental exposures and enhance compliance with regulatory requirements. For additional information concerning the impact of environmental regulation on the Company, see Item 8. Financial Statements and Supplementary Data, Note 13 - Commitments and Contingencies.

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

Employees

At January 31, 2007, the Company had 996 employees. Of these employees, 218 were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International AFL-CIO, CLC. In May 2006, the Company entered into a new agreement with this union that expires on May 27, 2009.

Available Information

PEPL files annual, quarterly and special reports and other information with the Securities and Exchange Commission (SEC) as required. Any document that PEPL files with the SEC may be read or copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. PEPL’s SEC filings are also available at the SEC’s website at http://www.sec.gov and through its parent Southern Union’s website at http://www.sug.com.

ITEM 1A. Risk Factors.

The risks and uncertainties described below are not the only ones faced by the Company. Additional risks and uncertainties that it is unaware of, or that it currently deems immaterial, also may become important factors that affect it. If any of the following risks occur, the Company’s business, financial condition or results of operations could be materially and adversely affected.

The Company has substantial debt and depends on its ability to access the capital markets.

The Company has a significant amount of debt outstanding. As of December 31, 2006, consolidated debt on the Consolidated Balance sheet totaled $1.65 billion outstanding compared to total capitalization (long and short term debt plus partners’ capital) of $2.69 billion.

Some of the Company’s debt obligations contain financial covenants related to debt-to-capital ratios and interest coverage ratios. The Company’s failure to comply with any of these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations or render it unable to borrow under certain credit agreements. Any such acceleration could cause a material adverse change in the Company’s financial condition.

The Company relies on access to both short-term and long-term credit as a significant source of liquidity for capital requirements not satisfied by the cash flow from its operations. Any worsening of the Company’s financial condition could hamper its ability to access the credit markets. External events could also increase the Company’s cost of borrowing or adversely affect its ability to access the capital markets.

Further, in order for the Company to receive equity contributions or loans from its parent Southern Union, certain state regulatory approvals are required. This may limit the Company’s overall access to sources of capital otherwise available. Restrictions on the Company’s ability to access capital markets could affect its ability to execute its business plan or limit its ability to pursue improvements or acquisitions on which it may otherwise rely for future growth.

The Company plans to refinance its current debt of $462.3 million outstanding at December 31, 2006 with proceeds from bank financings. The Company is in the final stages of planning for the refinancing of debt coming due in March 2007. While an inability to repay these obligations could cause a material adverse change to the Company’s financial condition, the Company reasonably believes that it has the ability to refinance these obligations within the required timeframes, although there can be no assurances that the anticipated refinancings will occur.

Credit ratings downgrades could increase the Company’s financing costs and could limit its ability to access the capital markets.

As of December 31, 2006, the Company’s debt is currently rated Baa3 by Moody's Investor Services, Inc., BBB- by Standard & Poor's and BBB by Fitch Ratings. If its current ratings are downgraded below investment grade or if there are times when it is placed on "credit watch," both borrowing costs and the costs of maintaining certain contractual relationships could increase. The Company’s credit rating can be impacted by the credit rating and activities of its parent company, Southern Union Company. Thus, adverse impacts to Southern Union and its activities, which may include activities unrelated to the Company may have adverse impacts on the Company’s credit rating and financing and operating costs.

The Company is controlled by Southern Union.

The Company is an indirect wholly-owned subsidiary of Southern Union Company. Southern Union executives serve as the board of managers and as executive officers of the Company. Accordingly, Southern Union controls and directs all of the Company’s business affairs and may unilaterally effect changes to its management team and decides all matters submitted for member approval. In circumstances involving a conflict of interest between Southern Union, on the one hand, and the Company’s creditors, on the other hand, the Company can give no assurance that Southern Union would not exercise its power to control the Company in a manner that would benefit Southern Union to the detriment of its creditors.

The Company is subject to operating risks.

The Company’s operations are subject to all operating hazards and risks incident to handling, storing, transporting and providing customers with natural gas, including explosions, pollution, release of toxic substances, fires and other hazards, each of which could result in damage to or destruction of its facilities or damage to persons and property. If any of these events were to occur, the Company could suffer substantial losses. Moreover, as a result, the Company has been, and likely will be, a defendant in legal proceedings and litigation arising in the ordinary course of business. Although the Company maintains insurance coverage, such coverage may not be adequate to protect the Company from all material expenses related to these risks.

The Company is subject to extensive federal, state and local laws and regulations regulating the environmental aspects of its business that may increase its costs of operations, expose it to environmental liabilities and require it to make material unbudgeted expenditures.

The Company is subject to extensive federal, state and local laws and regulations regulating the environmental aspects of its business (including air emissions). These laws and regulations are complex and have tended to become increasingly strict over time. These laws and regulations have necessitated, and in the future may necessitate, increased capital expenditures and operating costs. In addition, certain environmental laws can impose liability without regard to fault concerning contamination at a broad range of properties, including those currently or formerly owned, leased or operated properties and properties where the Company disposed of, or arranged for the disposal of waste.

The Company is currently monitoring or remediating contamination at a number of its facilities and at third party waste disposal sites pursuant to environmental laws and regulations and indemnification agreements. The Company cannot predict with certainty the sites for which it may be responsible, the amount of resulting cleanup obligations that may be imposed on it or the amount and timing of future expenditures related to environmental remediation because of the difficulty of estimating cleanup costs and the uncertainty of payment by other potentially responsible parties.

Costs and obligations can also arise from claims for toxic torts and natural resource damages or from releases of hazardous materials on other properties as a result of ongoing operations or disposal of waste. Compliance with amended, new or more stringently enforced existing environmental requirements, or the future discovery of contamination, may require material unbudgeted expenditures. These costs or expenditures could have a material adverse effect on the Company’s business, financial condition or results of operations, particularly if such costs or expenditures are not fully recoverable from insurance or through the rates charged to customers or if they exceed any amounts that have been reserved.

Terrorist attacks, such as the attacks that occurred on September 11, 2001, have resulted in increased costs, and the consequences of the War on Terror and the Iraq conflict may adversely impact the Company’s results of operations.

The impact that terrorist attacks, such as the attacks of September 11, 2001, may have on the energy industry in general, and on the Company in particular, is not known at this time. Uncertainty surrounding military activity may affect its operations in unpredictable ways, including disruptions of fuel supplies and markets and the possibility that infrastructure facilities, including pipelines, LNG facilities, gathering facilities and processing plants could be direct targets of, or indirect casualties of, an act of terror or a retaliatory strike. The Company may have to incur significant additional costs in the future to safeguard its physical assets.

The Company’s business is highly regulated.

The Company’s transportation and storage business is subject to regulation by federal and state regulatory authorities. FERC, the U.S. Department of Transportation and various state and local regulatory agencies regulate the interstate pipeline business. In particular, FERC regulates services provided and rates charged by the Company. In addition, the U.S. Coast Guard has oversight over certain issues related to the importation of LNG.

The Company’s rates and operations are subject to regulation by federal regulators as well as the actions of the Congress and state legislatures and, in some respects, state regulators. The Company cannot predict or control what effect future actions of regulatory agencies may have on its business or its access to the capital markets. Furthermore, the nature and degree of regulation of natural gas companies has changed significantly during the past 25 years and there is no assurance that further substantial changes will not occur or that existing policies and rules will not be applied in a new or different manner.

Should new regulatory requirements regarding the security of its pipeline system or new accounting requirements for certain entities be imposed, the Company could be subject to additional costs that could adversely affect its business, financial condition and results of operations if these costs are deemed unrecoverable in rates.

See information concerning a complaint filed against Southwest Gas Storage under Section 5 of the Natural Gas Act in Item 8. Financial Statements and Supplementary Data, Note 3 - Regulatory Matters.

The pipeline business of the Company is subject to competition.

The interstate pipeline business of the Company competes with those of other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service and the flexibility and reliability of service. Natural gas competes with other forms of energy available to the Company’s customers and end-users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the capability to convert to alternate fuels, and other factors, including weather and natural gas storage levels, affect the demand for natural gas in the areas served by the Company.

The success of the pipeline business of the Company depends, in part, on factors beyond its control.

Third parties own most of the natural gas transported and stored through the pipeline systems operated by the Company. As a result, the volume of natural gas transported and stored depends on the actions of those third parties and is beyond the Company’s control. Further, other factors beyond the Company’s control may unfavorably impact its ability to maintain or increase current transmission and storage rates, to renegotiate existing contracts as they expire or to remarket unsubscribed capacity.

The success of the Company depends on the continued development of additional natural gas reserves in the vicinity of its facilities and its ability to access additional reserves to offset the natural decline from existing wells connected to its system.

The amount of revenue generated by the Company ultimately depends upon its access to the reserves of available natural gas. As the reserves available through the supply basins connected to the Company’s system naturally decline, a decrease in development or production activity could cause a decrease in the volume of natural gas available for transmission. Investments by third parties in the development of new natural gas reserves connected to the Company’s facilities depend on many factors beyond the Company’s control.

Fluctuations in energy commodity prices could adversely affect the business of the Company.

If natural gas prices in the supply basins connected to the pipeline systems of the Company are higher than prices in other natural gas producing regions, especially Canada, the volume of gas transported by the Company may be negatively impacted.

The pipeline business of the Company is dependent on a small number of customers for a significant percentage of its sales.

The Company’s top three customers accounted for 46 percent of its 2006 revenue. The loss of any one or more of these customers could have a negative adverse effect on the Company’s business, financial condition or results of operations.

The pipeline revenues of the Company are generated under contracts that must be renegotiated periodically.

The pipeline revenues of the Company are generated under natural gas transportation contracts that expire periodically and must be replaced. At December 31, 2006, the weighted-average remaining life of contracts was 7.5 years, with some contracts expiring each year. Although the Company will actively pursue the renegotiation, extension and/or replacement of all of its contracts, it cannot assure that it will be able to extend or replace these contracts when they expire or that the terms of any renegotiated contracts will be as favorable as the existing contracts. If the Company is unable to renew, extend or replace these contracts, or if the Company renews them on less favorable terms, it may suffer a material reduction in revenues and earnings.

The Company is exposed to the credit risk of its customers in the ordinary course of business.

Transportation service contracts obligate customers to pay charges for reservation of capacity, or reservation charges, regardless of whether they transport natural gas on the pipeline system. As a result, the Company’s profitability will depend upon the continued financial performance and creditworthiness of its customers rather than just upon the amount of capacity provided under service contracts.

Generally, customers are rated investment grade or, as permitted by the Company’s tariff, are required to make pre-payments or deposits, or to provide other collateral, if their creditworthiness does not meet certain criteria. Nevertheless, the Company cannot predict to what extent future declines in customers' creditworthiness may negatively impact its business.

Substantial risks are involved in operating a natural gas pipeline system.

Numerous operational risks are associated with the operation of a complex pipeline system. These include adverse weather conditions, accidents, the breakdown or failure of equipment or processes, the performance of pipeline facilities below expected levels of capacity and efficiency, the collision of equipment with pipeline facilities (such as may occur if a third party were to perform excavation or construction work near the facilities), and other catastrophic events beyond the Company’s control. In particular, the Company’s pipeline system, especially those portions that are located offshore, may be subject to adverse weather conditions including hurricanes, earthquakes, tornadoes, extreme temperatures and other natural phenomena, making it more difficult for the Company to realize the historic rates of return associated with these assets and operations. It is also possible that infrastructure facilities could be direct targets or indirect casualties of an act of terror. A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage. Insurance proceeds may not be adequate to cover all liabilities or expenses incurred or revenues lost.

Cautionary Factors That May Affect Future Results

The disclosure and analysis in this Form 10-K contains some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, the Company also provides forward-looking statements in other materials it releases to the public as well as oral forward-looking statements. Such statements give the Company’s current expectations or forecasts of future events; they do not relate strictly to historical or current facts. The Company has tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

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

The Company undertakes no obligation to update publicly forward-looking statements, whether as a result of new information, future events or otherwise. Readers are advised, however, to consult any further disclosures the Company makes on related subjects in its 10-K, 10-Q and 8-K reports to the SEC. Also note that the Company provides the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its businesses. These are factors that, individually or in the aggregate, management believes could cause the Company’s actual results to differ materially from expected and historical results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers should understand that it is not possible to predict or identify all such factors. Consequently, readers should not consider the following to be a complete discussion of all potential risks or uncertainties.

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

•	adverse weather conditions, such as warmer than normal weather in the Company’s service territories, and the operational impact of disasters such as hurricanes;
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

ITEM 1B. Unresolved Staff Comments.

N/A

ITEM 2. Properties.

See Item 1. Business for information concerning the general location and characteristics of the important physical properties and assets of the Company.

ITEM 3. Legal Proceedings.

The Company and certain of its affiliates are occasionally parties to lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing. The Company and certain of its affiliates are also subject to various federal, state and local laws and regulations relating to the environment. Reference is made to Item 1, Business - Regulation, as well as to Item 8. Financial Statements and Supplementary Data, Note 3 - Regulatory Matters and Note 13 - Commitments and Contingencies, for a discussion of the Company’s legal proceedings. Also see Item 1A. Risk Factors - Cautionary Factors That May Affect Future Results.

ITEM 4. Submission of Matters to a Vote of Security Holders.

Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of the partnership interests in the Company are privately held by Southern Union Panhandle, LLC, a wholly-owned subsidiary of Southern Union, and Southern Union. See Item 8. Financial Statements and Supplementary Data, Note 1 - Corporate Structure.

ITEM 6. Selected Financial Data.

Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of the Company’s financial condition, results of operations and changes in financial condition. The following section includes an overview of the Company’s business as well as recent developments that the Company believes are important in understanding its results of operations and in anticipating future trends in those operations. Subsequent sections include an analysis of the Company’s results of operations on a consolidated basis and information relating to the Company’s liquidity and capital resources, quantitative and qualitative disclosures about market risk and other matters. The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. The Notes to Consolidated Financial Statements contain information that is pertinent to the analysis of the Company’s financial condition and its results of operations, including a discussion of the Company’s significant accounting policies.

Overview

The Company’s business purpose is to provide natural gas transportation and storage in a safe, efficient and dependable manner. The Company operates approximately 10,000 miles of interstate pipelines that transport up to 5.3 Bcf/d of natural gas. For additional information related to the Company’s line of business, locations of operations and services provided, see Item 1. Business.

Historically, much of the Company’s business was conducted through long-term contracts with customers. Over the past years some of the Company’s customers have shifted to shorter term transportation services contracts. This shift, which can increase the volatility of revenues, is primarily due to changes in market conditions and competition with other pipelines, new supply sources, changing supply sources and volatility in natural gas prices. However, changes in commodity prices and volumes transported do not generally have a significant short-term impact on revenues because the majority of the Company’s revenues are related to firm capacity reservation charges. For additional information related to the Company’s related risk factors and the weighted average remaining lives of firm transportation and storage contracts, See Item 1A. Risk Factors and Item 1. Business, respectively.

The Company’s regulated transportation and storage businesses periodically file (or can be required to file) for changes in their rates, which are subject to approval by FERC. Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to negatively impact the Company’s results of operations and financial condition. For information related to the status of current rate filings, see Item 1. Business - Regulation.

The following table illustrates the results of operations of the Company for the periods presented:

Results of Operations

			Year Ended
			December 31,
	Year Ended	Year Ended	2006 Versus 2005
	December 31,	December 31,	Favorable/(Unfavorable)
	2006	2005	Variances
	(In thousands)
Operating revenue:
Transportation and storage of natural gas	$451,513	$434,537	$16,976
LNG terminalling revenue	111,821	62,569	49,252
Other revenue	13,848	8,127	5,721
Total operating revenue	577,182	505,233	71,949

Operating expenses:
Operation, maintenance and general	206,181	204,461	(1,720)
Depreciation and amortization	72,724	62,171	(10,553)
Taxes, other than on income	25,405	28,196	2,791
Total operating expenses	304,310	294,828	(9,482)

Operating income	272,872	210,405	62,467

Other income (expense):
Interest expense, net	(61,989)	(48,285)	(13,704)
Other, net	14,911	4,069	10,842
Total other expense, net	(47,078)	(44,216)	(2,862)

Earnings before income taxes	225,794	166,189	59,605

Income taxes	88,039	64,627	(23,412)

Net earnings	$137,755	$101,562	$36,193

Operating Revenue. For the 12 months ended December 31, 2006, operating revenue increased $71.9 million versus the same time period during 2005. The increase was primarily due to:
•
A $49.3 million increase in LNG terminalling revenue due to expanded vaporization capacity, a base capacity increase on the BG LNG Services contract and higher volumes resulting from an increase in LNG cargoes;

•
Increased transportation and storage revenue of $17 million due to higher reservation revenues of $15.6 million, which were primarily driven by higher average rates on contracts, higher parking revenues of $1.6 million and higher storage revenues of $4.7 million due to increased contracted capacity. These increases were partially offset by lower usage revenues of $4.9 million, of which $3.1 million resulted from the impact on Sea Robin in 2006 of the hurricanes that occurred in the third quarter of 2005 and $1.8 million resulted from lower overall capacity utilization at Trunkline; and

•	Increased other revenue of $5.7 million primarily due to $3.7 million of non-recurring operational sales of gas in 2006 and $1.1 million of higher liquids revenue.

Operating Expenses. Operating expenses for the 12 months ended December 31, 2006 increased $9.5 million versus the same time period during 2005 primarily due to:
•	Increased depreciation and amortization expense of $10.6 million due to an increase in property, plant and equipment placed in service, including the Trunkline LNG Phase I and Phase II expansions; and
•
An increase in operation, maintenance and general expenses of $1.7 million primarily due to approximately $3.2 million of higher pipeline integrity assessment costs, approximately $1.6 million of higher maintenance project costs, $1.3 million for inspections of facilities due to Hurricane Rita, a $3.8 million decrease in 2005 due to a change in vacation pay practice and a corresponding accrual reduction and $2.1 million of higher fuel and electric power tracker costs associated with higher LNG cargo activity. These increases were partially offset by a $9.7 million decrease in insurance related costs due to accrued losses recorded in 2005 associated with the hurricanes and lower 2006 premiums and a $4.4 million decrease in benefit costs primarily related to lower postretirement benefit expenses including the impact of enactment of Medicare Part D reimbursements and benefit plan changes.

Such increases were partially offset by a decrease in taxes, other than on income of $2.8 million primarily due to refunds of franchise and sales taxes received during 2006.

Allocated corporate costs are expected to increase in 2007 due to Southern Union’s disposition of certain assets in 2006 resulting in the Company receiving a larger proportionate share of corporate costs.

Other Income (Expense). Other income, net for the 12 months ended December 31, 2006 decreased $2.9 million versus the same time period during 2005. Interest expense increased $13.7 million primarily due to a decrease in capitalized interest resulting from the Trunkline LNG Phase I and Phase II in-service dates of April 2006 and July 2006, respectively, higher debt balances and higher LIBOR rates. Other, net increased $10.8 million primarily due to higher related party interest income caused by increases in the underlying LIBOR-based rates and higher related party receivable balances in 2006.

Income Taxes. Income taxes during the year ended December 31, 2006, versus the same time period during 2005, increased $23.4 million due to higher pretax income. The effective federal and state income tax rate for years ended December 31, 2006 and 2005 was 39 percent and 38.9 percent, respectively.

Liquidity and Capital Resources

Based on the Company’s current level of operations, management believes that cash flow from operations, available existing cash, and other sources, including liquid working capital and new borrowings, will be adequate to meet liquidity needs for the next several years, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations.

Operating Activities. Cash generated from internal operations constitutes the Company’s primary source of liquidity. Additional sources of liquidity include use of available credit facilities, project and bank financings, issuance of long-term debt and proceeds from asset dispositions.

Cash flows from operating activities for the 12 months ended December 31, 2006 were $249.2 million versus $205.4 million for the same time period during 2005. Changes in operating assets and liabilities used cash of $17.6 million and provided $1 million for the years ended December 31, 2006 and 2005, respectively. The $43.8 million increase in cash flows from operating activities for the year ended December 31, 2006 versus 2005 was primarily attributable to the increase in net earnings.

Investing Activities. The Company’s business strategy includes making prudent capital expenditures across its base of interstate transmission assets. Changes in cash flow resulting from investing activities associated with these objectives resulted primarily from ongoing expansion of its existing asset base through additions to property, plant and equipment. Historically, the Company has utilized its operating cash flow to satisfy its general capital requirements and has accessed the capital markets only for extraordinary capital expenditures.

Cash flows used in investing activities for the 12 months ended December 31, 2006 increased by approximately $514.7 million versus the same time period in 2005. Such increase in investing activities is primarily due to an increase in net loans made to related parties of approximately $483.2 million and an increase in capital expenditures of $34 million.

Principal Capital Expenditure Projects

The following is a summary of the Company’s major ongoing and potential expansion projects.

LNG Terminal Enhancement. The Company has received approval from FERC and commenced construction of an additional enhancement at its Trunkline LNG terminal. This infrastructure enhancement project, which is expected to cost approximately $250 million, plus capitalized interest, will increase send out flexibility at the terminal and lower fuel costs. The project is expected to be in operation in 2008. Approximately $40.8 million and $9.4 million of costs are included in the line item Construction work-in-progress at December 31, 2006 and 2005, respectively.

Compression Modernization. The Company has received approval from FERC to modernize and replace various compression facilities on PEPL. Such replacements will be made at 12 different compressor stations and are expected to be installed by the end of 2009. The estimated cost of these replacements is approximately $290 million, which includes the compression component of a PEPL east end enhancement project already under construction. The Company has also filed for FERC approval to replace approximately 32 miles of existing pipeline on the east end of the PEPL system at an estimated cost of approximately $60 million, which would further improve system integrity. The project is planned to be completed in late 2007. Approximately $11.6 million and $46.3 million of costs, related to the compression modernization and east end enhancement projects, respectively, are included in the line item Construction work-in-progress at December 31, 2006.

Trunkline Field Zone Expansion Project. Trunkline has announced a field zone expansion project, which includes adding capacity to its pipeline system in Texas and Louisiana to increase deliveries to Henry Hub. The field zone expansion project includes the previously announced north Texas expansion as well as additional capacity to Henry Hub. Trunkline will increase the capacity along existing right’s of way from Kountze, Texas, to Longville, Louisiana, by approximately 510 million cubic feet per day with the construction of approximately 45 miles of 36-inch diameter pipeline. The project includes horsepower additions and modifications at existing compressor stations. Trunkline also will create additional capacity to Henry Hub with the construction of a 13.5-mile, 36-inch diameter pipeline loop from Kaplan, Louisiana, directly into Henry Hub. The Henry Hub lateral will provide capacity of 475 million cubic feet per day from Kaplan, Louisiana to Henry Hub. Trunkline filed the project with FERC on September 11, 2006 with an anticipated in-service date during the fourth quarter of 2007. The cost estimate has been revised to approximately $200 million, plus capitalized interest, including a $40 million contribution in aid of construction (CIAC) to a subsidiary of Energy Transfer, L.P. (Energy Transfer), a non-affiliated entity, toward construction costs to be incurred by Energy Transfer to move its delivery point to a location near Buna, Texas, increasing the field zone project capacity by up to 330,000 dekatherms per day. The ultimate return and accounting for the CIAC to Energy Transfer depends on completion of construction by Energy Transfer, additional capacity created and sale by Trunkline of the additional capacity. Approximately $12.5 million of costs for this project are included in the line item Construction work-in-progress at December 31, 2006.

Hurricane - Related Expenditures. Late in the third quarter of 2005, after coming through the Gulf of Mexico, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast. These hurricanes caused damage to property and equipment owned by Sea Robin, Trunkline, and Trunkline LNG and construction project delays at the Trunkline LNG terminal. As of December 31, 2006, the Company has incurred capital expenditure outlays of $30.8 million primarily related to replacement or abandonment of damaged property and equipment and incremental Trunkline LNG terminal construction costs. Estimated capital outlays of approximately $9.3 million are expected in early 2007.

The Company anticipates reimbursement from its property insurance carriers for a significant portion of damages from Hurricane Rita in excess of its $5 million deductible. Such reimbursement is currently estimated by the Company’s property insurance carrier ultimately to be limited to 70 percent of the portion of the claimed damages accepted by the insurance carrier, but the amount is subject to the level of total ultimate claims from all companies relative to the carrier’s $1 billion total limit on payout per claim. As of December 31, 2006, the Company has received payments of $1.6 million from the insurance carriers. No receivables due from the insurance carriers have been recorded as of December 31, 2006.

In addition, after the 2005 hurricanes, the Mineral Management Service mandated inspections by leaseholders and pipeline operators along the hurricane tracks. The Company has detected exposed pipe and other facilities on Trunkline and Sea Robin that must be recovered to comply with applicable regulations. Capital expenditures are estimated at $4.8 million, $1.1 million of which is included in the line item Construction work in progress at December 31, 2006. The Company will seek recovery of these capital and other related expense amounts as part of the hurricane related claims.

The following table presents a summary of property, plant and equipment additions related to major projects.

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
Property, Plant and Equipment Additions	2006	2005	2004
	(In thousands)

LNG Terminal Expansions	$26,176	$66,436	$87,709
LNG Terminal Enhancement	30,869	8,827	614
Trunkline LNG Loop	3,173	25,329	21,321
Trunkline LNG Field Zone Expansion	12,314	169	-
Pipeline Integrity	20,223	21,816	18,378
East End Enhancement	52,102	1,012	-
Information Technology	14,142	6,162	6,226
Hurricanes	20,296	900	-
Compression Modernization	11,642	-	-
Air Emmission Compliance	15,346	11,481	7,521
Other	38,538	47,283	41,935
Total (1)	$244,821	$189,415	$183,704
____________________
(1) Includes net capital accruals totaling $15,910, $(5,537) and $10,657 for the years ended December 31, 2006, December 31, 2005 and December 31, 2004, respectively.

Financing Activities. As of December 31, 2006, the Company’s debt was rated BBB by Fitch Ratings, Inc., BBB- by Standard & Poor’s and Baa3 by Moody’s Investor Services, Inc. The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens. At December 31, 2006, the Company, based on the currently most restrictive debt covenant requirements, was subject to a $216.5 million limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $299 million of additional secured or subsidiary level indebtedness or other defined liens based on a limitation on liens covenant. The Company is also subject to a limitation of $286.5 million of total additional indebtedness. If the Company’s debt ratings by Moody’s Investor Services, Inc. were to fall below Baa3, or if its debt ratings by Standard and Poor’s were to fall below BBB-, then the allowable restricted payments would be reduced to $166.4 million. At December 31, 2006, the Company was in compliance with all covenants.

On December 1, 2006, LNG Holdings, as borrower, and PEPL and CrossCountry Citrus (an indirect subsidiary of Southern Union), as guarantors, entered into a $465 million unsecured term loan facility due April 4, 2008 (2006 Term Loan) with various financial institutions. The proceeds of the 2006 Term Loan were used to repay approximately $455 million of existing indebtedness of Transwestern Holding Company, LLC, a wholly-owned subsidiary of CrossCountry Energy. The interest rate under the 2006 Term Loan is a floating rate tied to a LIBOR rate or prime rate at the Company’s option, in addition to a margin tied to the rating of the Company’s unsecured senior funded debt. At December 31, 2006, the interest rate was 6.22 percent, including a credit spread over LIBOR of 87.5 basis points.

Pursuant to the 2006 Term Loan, on December 1, 2006, LNG Holdings loaned the proceeds of the 2006 Term Loan to CrossCountry Citrus in exchange for an interest-bearing promissory note with a principal amount of $465 million. Accrued interest under the promissory note is payable quarterly. The interest rate under the promissory note is based on the interest rate under the 2006 Term Loan, plus a credit spread over LIBOR of 112.5 basis points. At December 31, 2006, the interest rate was 7.35 percent.

Retirement of Debt Obligations

The Company plans to refinance its debt coming due in March 2007 with proceeds from a $455 million multi-year bank term loan to LNG Holdings (2007 Expected TLNG Term Loan). The Company is near the final stages of consummating this refinancing, which is expected to close on or about March 12, 2007. The Company will use Wachovia Capital Markets and UniCredit Markets and Investment Banking as lead arrangers for the 2007 Expected TLNG Term Loan, which will be guaranteed by PEPL and Trunkline LNG. Borrowings based on the current term sheet under the 2007 Expected TLNG Term Loan will bear interest at LIBOR, plus a credit spread based on the senior unsecured credit ratings by Standard & Poor’s and Moody’s Investors Service for PEPL. Should the Company not be successful in the aforementioned refinancing effort, the Company would implement alternative refinancing plans, including a combination of drawing down on its $148.7 million demand note with Southern Union (which has available capacity with its revolving credit facility), obtaining loans or advances from other subsidiaries of Southern Union, utilizing cash from operations and additional commitments from third-party lenders, which are subject to material adverse change clauses and other customary terms and conditions, to repay the March 2007 obligations at maturity in the event the 2007 Expected TLNG Term Loan is not completed in the required timeframe.

The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital markets, current economic and capital market conditions and market expectations regarding the Company’s future earnings and cash flows, that it will be able to refinance these obligations under acceptable terms within the required timeframes. However, there can be no assurance the Company will be successful in its implementation of these refinancing plans and the Company’s inability to do so would cause a material adverse change to the Company’s financial condition.

For additional information related to the Company’s debt, see Item 8. Financial Statements and Supplementary Data, Note 11 - Debt.

Cash flows provided by financing activities for the 12 months ended December 31, 2006 increased by approximately $496.3 million versus the same period in 2005 primarily due to an increase in net debt issuances of approximately $209.4 million, a decrease in net debt retirements of approximately $258.4 million and an increase in bank overdrafts of approximately $28.1 million.

Other Matters

Master Limited Partnership. As part of its Strategic Plan and Outlook, Southern Union announced that it is pursuing the creation of a master limited partnership structure utilizing the assets of Southwest Gas Storage.

Regulation. FERC is responsible under the Natural Gas Act for assuring that rates charged by interstate pipelines are "just and reasonable." To enforce that requirement, FERC applies a ratemaking methodology that determines an allowed rate of return on common equity for the companies it regulates. On October 25, 2006, a group including producers and various trade associations filed a complaint under Section 5 of the Natural Gas Act against Southwest Gas Storage requesting that FERC initiate an investigation into Southwest Gas Storage’s rates, terms and conditions of service and grant immediate interim rate relief. FERC initiated a Section 5 proceeding on December 21, 2006 setting this issue for hearing. Pursuant to FERC order, Southwest Gas Storage filed a cost and revenue study with FERC on February 20, 2007, with a hearing scheduled for August 27, 2007. The ultimate resolution of the Southwest Gas Storage matter has many variables and potential outcomes and it is impossible to predict its timing or materiality at this time. No proceeding has been initiated against PEPL, but any potential rate reductions from such a proceeding would be expected to be mitigated by the impact of significant ongoing capital spending at PEPL for pipeline integrity, safety, environmental (including air emissions), compression modernization and other requirements.

For other regulatory information, see Item 8. Financial Statements and Supplementary Data, Note 3 - Regulatory Matters.

Environmental Matters. The Company is subject to federal, state and local laws and regulations relating to the protection of the environment. These evolving laws and regulations may require expenditures over a long period of time to control environmental impacts. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures. These procedures are designed to achieve compliance with such laws and regulations. For additional information concerning the impact of environmental regulation on the Company, see Item 8. Financial Statements and Supplementary Data, Note 13 - Commitments and Contingencies.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations. PEPL provided a guarantee related to the bridge financing entered into by Southern Union on November 17, 2004 of $407 million to fund a portion of Southern Union’s equity investment in CCE Holdings, LLC (Bridge Loan). The Bridge Loan was subject to standard terms and conditions and was due and payable on May 17, 2005. The Bridge Loan was repaid in February 2005 and PEPL has been released from all related obligations.

Contractual Commitments. The following table summarizes the Company’s expected contractual obligations by payment due date as of December 31, 2006.

	Contractual Obligations (In thousands)
							2012 and
	Total	2007	2008	2009	2010	2011	thereafter

Operating Leases (1)	$53,398	$11,250	$6,997	$6,353	$5,561	$4,979	$18,258

Total long term debt (2)	1,638,054	462,290	758,336	60,623	40,500	-	316,305

Interest payments on debt (3)	310,615	79,564	49,006	27,048	21,437	19,766	113,794

Firm capacity payments (4)	55,436	8,901	7,455	7,186	5,810	5,351	20,733

OPEB funding (5)	39,060	7,812	7,812	7,812	7,812	7,812	-

Total	$2,096,563	$569,817	$829,606	$109,022	$81,120	$37,908	$469,090
___________________
(1) Lease of various assets utilized for operations.
(2) The long-term debt cash obligations exclude $9.6 million of unamortized debt premium as of December 31, 2006.
(3) Interest payments on debt are based upon the applicable stated or variable interest rates as of December 31, 2006.
(4) Charges for third party storage capacity.
(5) Panhandle is committed to the funding levels of $7.8 million per year until modified by future rate proceedings, the timing of which is uncertain.

Postretirement Benefits. Certain changes that were approved in the fourth quarter of 2005 relating to the Company’s postretirement health care plan have reduced the Company’s accumulated postretirement benefit obligation by approximately $24.3 million and future expenses by approximately $1 million per quarter. For additional information on postretirement benefits, see Item 8. Financial Statements and Supplementary Data, Note 14 - Benefits.

Vacation Plan Change. Beginning January 1, 2006, non-union employees earned vacation on a monthly accrual basis versus having their complete vacation entitlement earned at the beginning of the year. At December 31, 2005, the Company reduced the previously accrued obligation by $3.8 million to reflect this vacation plan change.

Inflation. The Company believes that inflation has caused and will continue to cause increases in certain operating expenses and has required and will continue to require it to replace assets at higher costs. The Company continually reviews the adequacy of its rates in relation to the impact of market conditions, the increasing cost of providing services and the inherent regulatory lag in adjusting those rates.

New Accounting Pronouncements

FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48): Issued by the Financial Accounting Standards Board (FASB) in July 2006, the Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated this guidance and does not believe its consolidated financial statements will be materially impacted.

FASB Statement No. 157, “Fair Value Measurements”: Issued by the FASB in September 2006, this Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within generally accepted accounting principles. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of this Interpretation on its consolidated financial statements.

FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”: Issued by the FASB in September 2006, the Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The recognition and disclosure provisions of this Statement, which is effective for fiscal years ending after December 15, 2006, were adopted by the Company effective December 31, 2006.  See Item 8. Financial Statements and Supplementary Data, Note 14 - Benefits for the impact the adoption of Statement No. 158 had on the Company.

FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”: Issued by the FASB in February 2007, this Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108): In September 2006, the SEC provided guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes a dual approach that requires quantification of financial statement errors based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not materially impact the Company’s consolidated financial statements.

See Item 8. Financial Statements and Supplementary Data, Note 2 - Summary of Significant Accounting Policies - New Accounting Principles.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks.

The Company has long-term debt which subjects the Company to the risk of loss associated with movements in market interest rates.

At December 31, 2006, the Company had issued fixed-rate long-term debt aggregating $727.1 million in principal amount (including net premiums on debt of $9.6 million) and having a fair value of $737.5 million. These instruments are fixed-rate and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $23.3 million if interest rates were to decline by ten percent from December 31, 2006 levels. In general, such an increase in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The Company’s floating-rate obligations aggregated $920.6 million at December 31, 2006. The floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating rates were to increase by ten percent from December 31, 2006 levels, the Company’s consolidated interest expense would increase by approximately $470,000 for each month during which such increase continued. This amount has been determined by considering the impact of the hypothetical interest rates on the variable rate borrowings outstanding as of December 31, 2006.

In March 2004, the Company entered into interest rate swaps to hedge the risk associated with the fair value of its $200 million 2.75 percent Senior Notes. These swaps are designated as fair value hedges and qualify for the short cut method under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. As of December 31, 2006 and December 31, 2005 the fair value position of the swaps was a liability of $1.3 million and $5.7 million, respectively, recorded as a reduction to current portion of long-term debt and long-term debt, respectively. Under the swap agreements, the Company will receive fixed interest payments at a rate of 2.75 percent per annum and will make floating interest payments based on the six-month LIBOR. No ineffectiveness is assumed in the hedging relationship between the debt instrument and the interest rate swaps. As of December 31, 2006, these swaps have an average interest rate of 5.89 percent.

See Item 8. Financial Statements and Supplementary Data, Note 11 - Debt.

ITEM 8. Financial Statements and Supplementary Data.

The information required here is included in the report as set forth in the Index to Consolidated Financial Statements on page F-1.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Operating Officer (COO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its legal, internal audit, risk management and financial reporting departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006. Management has also communicated that determination to the Board of Managers and Southern Union’s Audit Committee, which also serves as the Company’s Audit Committee.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. Other Information.

All information required to be reported on Form 8-K for the quarter ended December 31, 2006, was appropriately reported.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Item 10, Directors, Executive Officers and Corporate Governance, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Item 13, Certain Relationships and Related Transactions, and Director Independence, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 14. Principal Accountant Fees and Services.

Below is a summary of fees billed to the Company by its principal audit firm for the years ended December 31, 2006 and 2005.

Fee Category	2006	2005
	(in thousands)
Audit Fees (1)
PricewaterhouseCoopers LLP	$999	$1,184

Audit-Related Fees (2)
PricewaterhouseCoopers LLP	-	-

All Other Fees (3)	-	-

Total Fees	$999	$1,184
___________________
(1) Audit Fees consists of fees billed for professional services rendered in connection with the audit of the annual financial statements, review of the quarterly financial statements and state and federal regulatory audits.

(2) Audit-Related Fees consists of fees billed for accounting research and professional services rendered in connection with debt offerings, registration statements, and review of internal controls.
(3) All Other Fees consists of fees associated with other services provided by the principal audit firm.

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

10(a)
Credit Agreement between Trunkline LNG Holdings, LLC, as borrower, Panhandle Eastern Pipe Line Company, LP and CrossCountry Citrus, LLC, as guarantors, the financial institutions listed therein and Bayerische Hypo- Und Vereinsbank AG, New York Branch, as administrative agent, dated as of December 1, 2006. (Filed as Exhibit 10.1 to Panhandle’s Current Report on Form 8-K filed on December 7, 2006 and incorporated herein by reference.)

10(b)
$465,000,000 Promissory Note made by CrossCountry Citrus, LLC, as borrower, in favor of Trunkline LNG Holdings LLC, as holder, dated as of December 1, 2006. (Filed as Exhibit 10.2 to Panhandle’s Current Report on Form 8-K filed on December 7, 2006 and incorporated herein by reference.)

24	Power of Attorney

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2007.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

By:	/s/ ROBERT O. BOND
Robert O. Bond
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of Panhandle Eastern Pipe Line Company, LP and in the capacities indicated as of March 1, 2007.

SIGNATURE	TITLE
(i) Principle executive officer: /s/ ROBERT O. BOND Robert O. Bond	President and Chief Operating Officer
(ii) Principal financial officer: /s/ RICHARD N. MARSHALL Richard N. Marshall	Senior Vice President and Chief Financial Officer
(iii) Principal accounting officer: /s/ GARY W. LEFELAR Gary W. Lefelar	Senior Vice President and Chief Accounting Officer
(iv)	A majority of the Board of Directors of Southern Union Company, Sole Member of Southern Union Panhandle, LLC, General Partner of Panhandle Eastern Pipe Line Company, L.P.
SIGNATURE	TITLE
/s/ GEORGE L. LINDEMANN George L. Lindemann	Chairman, Southern Union Company
/s/ DAVID BRODSKY David Brodsky	Director, Southern Union Company
/s/ FRANK W. DENIUS Frank W. Denius	Director, Southern Union Company
/s/ KURT A. GITTER, M.D. Kurt A. Gitter, M.D.	Director, Southern Union Company
/s/ HERBERT H. JACOBI Herbert H. Jacobi	Director, Southern Union Company
/s/ ADAM M. LINDEMANN Adam M. Lindemann	Director, Southern Union Company
/s/ THOMAS N. McCARTER, III Thomas N. McCarter, III	Director, Southern Union Company
/s/ GEORGE ROUNTREE, III George Rountree, III	Director, Southern Union Company
/s/ ALAN D. SCHERER Alan D. Scherer	Director, Southern Union Company

*By:	/s/ RICHARD N. MARSHALL	*By:	/s/ ROBERT O. BOND
	Senior Vice President and Chief Financial Officer		President and Chief Operating Officer
	Attorney-in-fact		Attorney-in-fact

PANHANDLE EASTERN PIPE LINE, LP

All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands)
Operating revenue
Transportation and storage of natural gas	$451,513	$434,537	$423,011
LNG terminalling revenue	111,821	62,569	56,537
Other revenue	13,848	8,127	9,616
Total operating revenue	577,182	505,233	489,164

Operating expenses
Operation, maintenance and general	206,181	204,461	212,106
Depreciation and amortization	72,724	62,171	60,182
Taxes, other than on income	25,405	28,196	26,867
Total operating expenses	304,310	294,828	299,155

Operating income	272,872	210,405	190,009

Other income (expense)
Interest expense, net	(61,989)	(48,285)	(48,429)
Other, net	14,911	4,069	2,409
Total other income (expense)	(47,078)	(44,216)	(46,020)

Earnings before income taxes	225,794	166,189	143,989

Income taxes (Note 6)	88,039	64,627	56,056

Net earnings	$137,755	$101,562	$87,933

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEET

	December 31, 2006	December 31, 2005
Assets	(In thousands)

Current assets
Cash and cash equivalents	$531	$585
Accounts receivable, billed and unbilled,
less allowances of $1,176 and $1,168, respectively	61,047	55,786
Accounts receivable - related parties (Note 4)	17,994	9,556
Gas imbalances - receivable	68,013	105,233
System gas and operating supplies	127,303	89,620
Deferred income taxes, net (Note 6)	3,117	2,086
Note receivable - Southern Union (Note 4)	-	110,580
Note receivable - CrossCountry Citrus (Note 4)	6,664	-
Other	10,691	11,501
Total current assets	295,360	384,947

Property, plant and equipment (Note 7)
Plant in service	2,418,917	2,163,474
Construction work-in-progress	166,085	176,370
	2,585,002	2,339,844
Less accumulated depreciation and amortization	207,606	145,550
Net property, plant and equipment	2,377,396	2,194,294

Investment in affiliate (Note 9)	1,457	1,468

Note receivable - Southern Union (Note 4)	148,655	-
Note receivable - CrossCountry Citrus (Note 4)	458,336	-
Intangible customer contract, net (Note 8)	7,618	8,031
Debt issuance cost	2,376	3,634
Non-current system gas	14,850	25,087
Other	2,472	1,853

Total assets	$3,308,520	$2,619,314

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEET (CONTINUED)

	December 31, 2006	December 31, 2005
	(In thousands)
Partners' capital
Partners' capital	$1,041,723	$903,968
Accumulated other comprehensive income	15,477	1,339
Tax sharing note receivable - Southern Union	(16,431)	(50,862)
Total partners' capital	1,040,769	854,445

Long-term debt (Note 11)	1,185,391	1,179,534
Total capitalization	2,226,160	2,033,979

Current liabilities
Current portion of long-term debt (Note 11)	461,011	-
Accounts payable	6,679	3,054
Accounts payable - overdrafts	23,776	7,866
Accounts payable - related parties (Note 4)	15,962	8,560
Gas imbalances - payable	144,137	124,297
Accrued taxes	12,030	15,228
Accrued interest	19,669	19,569
Fuel tracker obligation (Note 2)	12,418	32,863
Labor and benefit accruals	16,868	16,643
Other operating expense accruals	9,832	11,938
Capital accruals	26,929	11,681
Post-retirement benefits - current (Note 14)	-	7,812
Other	20,623	22,365
Total current liabilities	769,934	281,876

Deferred income taxes, net (Note 6)	243,697	205,787
Post-retirement benefits (Note 14)	4,436	26,103
Other	64,293	71,569
Commitments and contingencies (Note 13)

Total partners' capital and liabilities	$3,308,520	$2,619,314

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands)
Cash flows provided by (used in) operating activities
Net earnings	$137,755	$101,562	$87,933
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	72,724	62,171	60,182
Gain on extinguishment of debt	-	-	(231)
Deferred income taxes, net	59,898	42,133	39,574
Gain on sale of assets	(2,267)	-	-
Debt premium and discount amortization, net	(1,333)	(1,293)	(5,033)
Changes in operating assets and liabilities:
Accounts receivable	(13,699)	(9,970)	1,759
Inventory	6,821	(6,683)	(31,693)
Gas imbalances - receivable	-	735	(9,148)
Other assets	614	310	(8,293)
Payables	11,027	4,687	(3,564)
Accrued taxes	3,966	24,587	8,490
Interest accrued	100	450	(1,898)
Gas imbalances - payable	-	(465)	36,518
Other liabilities	(26,384)	(12,851)	8,714
Net cash flows provided by operating activities	249,222	205,373	183,310

Cash flows provided by (used in) investing activities
Net increase in note receivable - Southern Union	(38,075)	(19,835)	(3,395)
Increase in note receivable - related party	(465,000)	-	-
Capital and investment expenditures	(228,911)	(194,952)	(173,047)
Sale of assets	2,450	-	-
Other	(650)	(657)	(209)
Net cash flows used in investing activities	(730,186)	(215,444)	(176,651)

Cash flows provided by (used in) financing activities
Increase (decrease) in bank overdrafts	15,910	(12,237)	13,496
Debt issuance	465,000	255,626	200,000
Debt retirements	-	(258,433)	(209,671)
Premium on debt issuance	-	-	(190)
Debt issuance costs	-	(354)	(1,050)
Net cash flows provided by (used in) financing activities	480,910	(15,398)	2,585

Change in cash and cash equivalents	(54)	(25,469)	9,244

Cash and cash equivalents at beginning of period	585	26,054	16,810
Cash and cash equivalents at end of period	$531	$585	$26,054

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of interest rate swap and amounts capitalized)	$69,570	$63,180	$68,250
Income taxes (net of refunds)	26,674	7	66

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL AND COMPREHENSIVE INCOME

	Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Members' Capital	Retained Earnings (Deficit)	Tax Sharing Note Receivable-Southern Union	Total
	(In thousands)

Balance January 1, 2004	$-	$1,372	$679,465	$51,452	$(85,471)	$646,818

Adjustment to pushdown of purchase price and related costs	-	-	(16,444)	-	-	(16,444)
Tax sharing receivable - Southern Union (see Note 4)	-	-	-	-	(5,467)	(5,467)

Comprehensive income:
Net earnings	-	-	-	47,201	-	47,201
Unrealized gain related to interest rate swaps, net of tax	-	405	-	-	-	405
Comprehensive income prior to change in legal ownership structure	-	405	-	47,201	-	47,606

Change in legal ownership structure (See Note 1)	761,674	-	(663,021)	(98,653)	-	-

Tax sharing receivable - Southern Union (See Note 4)	-	-	-	-	19,967	19,967

Comprehensive income:
Net earnings	40,732	-	-	-	-	40,732
Unrealized loss related to interest rate swaps, net of tax	-	(546)	-	-	-	(546)
Comprehensive income	40,732	(546)	-	-	-	40,186

Balance December 31, 2004	$802,406	$1,231	$-	$-	$(70,971)	$732,666

Tax sharing receivable - Southern Union (See Note 4)	-	-	-	-	20,109	20,109

Comprehensive income:
Net earnings	101,562	-	-	-	-	101,562
Unrealized gain related to interest rate swaps, net of tax	-	108	-	-	-	108
Comprehensive income	101,562	108	-	-	-	101,670

Balance December 31, 2005	$903,968	$1,339	$-	$-	$(50,862)	$854,445

Tax sharing receivable - Southern Union (See Note 4)	-	-	-	-	34,431	34,431
Adjustment to initially apply FASB Statement No. 158, net of tax	-	15,248	-	-	-	15,248

Comprehensive income:
Net earnings	137,755	-	-	-	-	137,755
Realized gain related to interest rate swaps, net of tax	-	(1,110)	-	-	-	(1,110)
Comprehensive income	137,755	(1,110)	-	-	-	136,645

Balance December 31, 2006	$1,041,723	$15,477	$-	$-	$(16,431)	$1,040,769

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Corporate Structure

Panhandle Eastern Pipe Line Company, LP (PEPL and, together with its subsidiaries, the Company) is an indirect wholly-owned subsidiary of Southern Union Company (Southern Union Company and, together with its subsidiaries, Southern Union). The Company is primarily engaged in the interstate transportation and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services. The Company is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The Company’s entities include the following:

•	PEPL, an indirect wholly-owned subsidiary of Southern Union Company;
•	Trunkline Gas Company, LLC (Trunkline), a direct wholly-owned subsidiary of PEPL;
•	Sea Robin Pipeline Company, LLC (Sea Robin), an indirect wholly-owned subsidiary of PEPL;
•	Trunkline LNG Holdings, LLC (LNG Holdings), an indirect wholly-owned subsidiary of PEPL;
•	Trunkline LNG Company, LLC (Trunkline LNG), a direct wholly-owned subsidiary of LNG Holdings; and
•	Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage), a direct wholly-owned subsidiary of PEPL.

The Company’s pipeline assets include approximately 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.3 billion cubic feet per day (Bcf/d) and 72 billion cubic feet (Bcf) of owned underground storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America, based on current send out capacity, and has 9.0 Bcf of above ground LNG storage capacity.

On June 29, 2004, PEPL was converted from a Delaware limited liability company to a Delaware limited partnership. Pursuant to the conversion, all rights and liabilities of Panhandle Eastern Pipe Line Company, LLC vested in PEPL. As a result of the conversion, retained earnings and member’s capital were reclassified as partners’ capital. There was no effect on the Company’s results of operations (including income taxes), cash flows or financial position as a result of this conversion. Southern Union Panhandle, LLC, a wholly-owned subsidiary of Southern Union Company, serves as the general partner of PEPL and owns a one percent general partner interest in PEPL. Southern Union Company owns a 99 percent limited partner interest in PEPL.

2. Summary of Significant Accounting Policies and Other Matters

Basis of Presentation. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The Company does not currently apply Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation (Statement No. 71). In 1999 the Company discontinued application of Statement No. 71 primarily due to the level of discounting from tariff rates and its inability to recover all costs. The accounting required by the statement differs from the accounting required for businesses that do not apply its provisions. Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include, among others, recording of regulatory assets, the capitalization of an equity component on regulated capital projects and depreciation differences.

Principles of Consolidation. The consolidated financial statements include the accounts of all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances. Investments in businesses not controlled by PEPL, but over which it has significant influence, are accounted for using the equity method. Investments that are variable interest entities are consolidated if the Company is allocated a majority of the entity’s gains and/or losses, including fees paid by the entity.

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

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents. All liquid investments with maturities of three months or less at the date of purchase are considered cash equivalents. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these investments.

System Gas and Operating Supplies. System gas and operating supplies consist of gas held for operations and materials and supplies, carried at the lower of weighted average cost or market. The gas held for operations that the Company does not expect to consume in operations in the next 12 months has been reflected in non-current assets. Gas held for operations at December 31, 2006 was $129.4 million, or 20,965,000 million British thermal units (MMBtu), of which $14.9 million was classified as non-current. Gas held for operations at December 31, 2005 was $102.5 million, or 14,145,000 MMBtu, of which $25.1 million was classified as non-current. Materials and supplies inventory was $13.2 million and $12.3 million at December 31, 2006 and 2005, respectively.

Gas Imbalances. Gas imbalances occur as a result of differences in volumes of gas received and delivered. The Company records gas imbalance in-kind receivables and payables at cost or market, based on whether net imbalances have reduced or increased system gas balances, respectively. Net imbalances that have reduced system gas are valued at the cost basis of the system gas, while net imbalances that have increased system gas and are owed back to customers are priced, along with the corresponding system gas, at market.

Fuel Tracker. Liability accounts are maintained for net volumes of fuel gas owed to customers collectively. Whenever fuel is due from customers from prior under-recovery based on contractual and specific tariff provisions, Trunkline and Trunkline LNG record an asset. The Company’s other companies that are subject to fuel tracker provisions record an expense when fuel is underrecovered. The pipelines’ fuel reimbursement is in-kind and non-discountable. At December 31, 2006, the consolidated fuel tracker liability was $12.4 million, or 1,709,400 MMBtu. At December 31, 2005, the consolidated fuel tracker liability was $32.9 million, or 2,949,000 MMBtu.

Property, Plant and Equipment. Ongoing additions of property, plant and equipment (PP&E) are stated at cost. The Company capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. The cost of renewals and betterments that extend the useful life of PP&E is also capitalized. The cost of repairs and replacements of minor items of PP&E is charged to expense as incurred.

When PP&E is retired, the original cost less salvage value is charged to accumulated depreciation and amortization. When entire regulated operating units of property, plant and equipment are retired or sold or non-regulated properties are retired or sold, the property and related accumulated depreciation and amortization accounts are reduced, and any gain or loss is recorded in income.

Depreciation is generally computed using the straight-line method. The composite weighted-average depreciation rates were approximately 3.0 percent, 2.9 percent and 3.1 percent for 2006, 2005 and 2004, respectively.

Computer software, which is a component of PP&E, is stated at cost and is generally amortized on a straight-line basis over its useful life on a product-by-product basis. The amortization period for computer software is between four and ten years.

Asset Impairment. The Company applies the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to account for impairments on long-lived assets. Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount. Certain of the Company’s assets were evaluated in 2006 because indicators of potential impairment resulting from impacts associated with Hurricanes Rita and Katrina were evident. The analysis indicated, based on probability weighted estimated cash flows, that an impairment did not exist.

Related Party Transactions. Related party expenses primarily include payments for services provided by Southern Union. Other income is primarily related to interest income from the Notes receivable from Southern

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Union and CrossCountry Citrus, LLC (CrossCountry Citrus), an indirect wholly-owned subsidiary of Southern Union. See Note 4 - Related Party Transactions.

A portion of the Company’s revenues for the transportation of natural gas includes revenues from Missouri Gas Energy, a division of Southern Union that is a gas utility having a service territory covering Kansas City, Missouri and parts of western Missouri.

PEPL and certain of its subsidiaries are not treated as separate taxpayers for federal and certain state income tax purposes. Instead, the Company’s income is taxable to Southern Union. The Company has entered into a tax sharing agreement with Southern Union pursuant to which the Company will be required to make payments to Southern Union in order to reimburse Southern Union for federal and state taxes that it pays on the Company’s income, or to receive payments from Southern Union to the extent that tax losses generated by the Company are utilized by Southern Union. In addition, the Company’s subsidiaries that are corporations are included in consolidated and combined federal and state income tax returns filed by Southern Union. The Company’s liability generally is equal to the liability which the Company and its subsidiaries would have incurred based upon the Company’s taxable income if the Company was a taxpayer filing separately from Southern Union, except that the Company will receive credit under an intercompany note for any increased liability resulting from its tax basis in its assets having been reduced as a result of the like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (Code). In addition, Southern Union has agreed to pay the Company any indemnification payments that it receives from CMS Energy, the former parent company of Panhandle with respect to its tax liability for periods prior to the acquisition of Panhandle by Southern Union. The tax sharing agreement can be amended from time to time. Depending upon the terms of the tax sharing agreement, the Company’s liability to Southern Union may be greater or less than the tax liability that the Company would have incurred if it were a corporation unaffiliated with Southern Union.

Unamortized Debt Premium, Discount and Expense. The Company amortizes premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective debt instrument.

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

Revenues. The Company’s revenues from transportation and storage of natural gas and LNG terminalling are based on capacity reservation charges and commodity usage charges. Reservation revenues are based on contracted rates and capacity reserved by the customers and are recognized monthly. Revenues from commodity usage charges are also recognized monthly, based on the volumes received from or delivered to the customer, depending on the tariff of that particular entity of the Company, with any differences in received and delivered volumes resulting in an imbalance. Volume imbalances generally are settled in-kind with no impact on revenues, with the exception of Trunkline, which settles imbalances in cash pursuant to its tariff, and records gains and losses on such cashout sales as a component of revenue, to the extent not owed back to customers.

Significant Customers and Credit Risk. The Company manages trade credit risks to minimize exposure to uncollectible trade receivables. Prospective and existing customers are reviewed for creditworthiness based upon pre-established standards. Customers that do not meet minimum standards are required to provide additional credit support. The Company utilizes the allowance method for recording its allowance for uncollectible accounts, which is primarily based on the application of historical bad debt percentages applied against the Company’s aged accounts receivable. Increases in the allowance are recorded as a component of operation expenses. Reductions in the allowance are recorded when receivables are written off. The Company has recorded an allowance for doubtful accounts totaling $1.2 million and $1.2 million at December 31, 2006 and 2005, respectively, relating to its trade receivables.

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance in the allowance for doubtful accounts and activity for the years ended December 31, 2006, 2005 and 2004:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
Allowance for Doubtful Accounts	2006	2005	2004
	(In thousands)

Beginning Balance	$1,168	$1,289	$1,464
Additions: Charged to Cost and Expenses	9	(76)	-
Deductions: Write-off of Uncollectible Accounts	(1)	(45)	(61)
Other	-	-	(114)
Ending Balance	$1,176	$1,168	$1,289

The following table presents the relative contribution to the Company’s total operating revenue of each customer that comprised at least ten percent of its operating revenues for the years ended December 31, 2006, 2005 and 2004.

	Percent of Operating Revenue for
	Years Ended
	December 31,
Customer	2006	2005	2004

BG LNG Services	24%	17%	15%
ProLiance	12	16	17
Ameren Corp	10	11	12
CMS Energy Corporation (1)	2	8	10
Other top 10 customers	17	14	14
Remaining customers	35	34	32
Total percentage	100%	100%	100%
___________________
(1) Primarily Consumers Energy

Interest Cost Capitalized. The Company capitalizes a carrying cost on funds invested in its construction of long-lived assets that includes a return on the investment financed by debt, which is recorded as capitalized interest. The capitalized interest is calculated based on the Company’s average cost of debt. Capitalized interest for the year ended December 31, 2006, 2005 and 2004 was $4.6 million, $8.8 million and $4.8 million, respectively. The capitalized interest amounts are included as a reduction of interest expense. Capitalized carrying cost for debt is reflected as an increase in the cost of the asset on the balance sheet.

Retirement Benefits. Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement No. 158. Statement No. 158 does not amend the expense recognition processes of Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (Statement No. 106), but requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Employers must recognize the change in the funded status of the plan in the year in which the change occurs through Accumulated other comprehensive income in Partners’ capital.

The Company accounted for the measurement of its defined benefit postretirement plans under Statement No. 106 prior to the adoption of the recognition and disclosure provisions of Statement No. 158.

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under Statement No. 106, changes in the funded status were not immediately recognized, rather they were deferred and recognized ratably over future periods. Upon adoption of the recognition provisions of Statement No. 158, the Company recognized the amounts of these prior changes in the funded status of its postretirement benefit plans through Accumulated other comprehensive income.

The Company provides benefits to substantially all employees under a defined contribution 401(k) plan. Under the 401(k) plan, the Company provides a matching contribution of 50 percent of the employee’s contribution to the 401(k) plan that does not exceed 4 percent of the employee’s eligible pay. The Company makes additional contributions to the 401(k) plan with the amount generally varying based on age and years of service.

See Note 14 - Benefits.

Derivatives and Hedging Activities. The Company follows FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, (Statement No. 133) to account for derivative and hedging activities. In accordance with this statement, all derivatives are recognized on the Consolidated Balance Sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge); (ii) a hedge of a forecasted transaction or the variability of cash flows to be received or paid in conjunction with a recognized asset or liability (a cash flow hedge); or (iii) an instrument that is held for trading or non-hedging purposes (a trading or non-hedging instrument). For derivatives treated as a fair value hedge, the effective portion of changes in fair value are recorded as an adjustment to the hedged item. The ineffective portion of a fair value hedge is recognized in earnings if the short cut method of assessing effectiveness is not used. Upon termination of a fair value hedge of a debt instrument, the resulting gain or loss is amortized to earnings through the maturity date of the debt instrument. For derivatives treated as a cash flow hedge, the effective portion of changes in fair value is recorded in Accumulated other comprehensive income until the related hedge items impact earnings. Any ineffective portion of a cash flow hedge is reported in earnings immediately. For derivatives treated as trading or non-hedging instruments, changes in fair value are reported in current-period earnings. Fair value is determined based upon quoted market prices and mathematical models using current and historical data. See Note 5 - Derivative Instruments and Hedging Activities.

Asset Retirement Obligations. The Company follows the provisions of FASB Statement No. 143, Accounting for Asset Retirement Obligations (Statement No. 143) and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN No. 47) to account for its asset retirement obligations (AROs). These ARO assets and liabilities are related to certain offshore lateral lines in the Company’s system.

The Company adopted FIN No. 47 as of December 31, 2005. Upon adoption of FIN No. 47, the Company recorded an increase in net property, plant and equipment and a liability for an ARO of $882,000. This new asset and liability related to obligations associated with the removal and disposal of asbestos and asbestos-containing materials on the Company’s system.

Statement No. 143 requires an ARO to be recorded when a legal obligation to retire the asset exists. FIN No. 47 clarifies that an ARO should be recorded for all assets with legal retirement obligations, even if the enforcement of the obligation is contingent upon the occurrence of events beyond the company’s control (Conditional ARO). The fair values of the AROs were calculated using an expected present value technique. This technique reflects assumptions such as removal and remediation costs, inflation and profit margins that third parties would demand to settle the obligation. The Company did not include a market risk premium for unforeseeable circumstances in its fair value estimates because such a premium could not be reliably estimated.

Although a number of other assets in the Company’s system are subject to agreements or regulations which give rise to an ARO or a Conditional ARO upon the Company’s discontinued use of these assets, AROs were not recorded for most of these assets because the fair values of these AROs were not reliably estimable. The principal reason the fair values of these AROs were not subject to reliable estimation was because the lives of the underlying assets are indeterminate. Management has concluded that the Company’s pipeline system, as a whole, has an indeterminate life. In reaching this conclusion, management considered its intent for operating the pipeline system, the economic life of the underlying assets, its past practices and industry practice.

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company intends to operate the pipeline system indefinitely as a going concern. Individual component assets have been and will continue to be replaced, but the pipeline system will continue in operation as long as supply and demand for natural gas exists. Based on the widespread use of natural gas in industrial and power generation activities and current estimates of recoverable reserves, management expects supply and demand to exist for the foreseeable future.

The Company has in place a rigorous repair and maintenance program that keeps the pipeline system in good working order. Therefore, although some of the individual assets on the pipeline system may be replaced, the pipeline system itself will remain intact indefinitely. AROs generally do not arise unless a pipeline system (or portion thereof) is abandoned. The Company does not intend to make any such abandonments as long as supply and demand for natural gas remains relatively stable.

The following table is a general description of ARO and associated long-lived assets.

December 31, 2006			(In thousands)
In Service
ARO Description	Date	Long-Lived Assets	Amount
Retire offshore lateral lines	Various	Offshore lateral lines	$ 3,962
Remove asbestos	Various	Mainlines and compressors	$ 882

The following table is a reconciliation of the carrying amount of the ARO liability for the periods presented.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands)

Beginning Balance	$8,200	$5,657	$7,479
Incurred	1,189	2,371	-
Settled	(414)	(285)	(2,365)
Accretion Expense	633	457	543
Ending Balance	$9,608	$8,200	$5,657

Income Taxes. Since its conversion to a limited partnership, PEPL has been treated as a disregarded entity for federal income tax purposes. Accordingly, for federal and certain state income tax purposes, PEPL’s subsidiaries are not treated as separate taxpayers; instead, their income is directly taxable to Southern Union Company. Pursuant to a tax sharing agreement with Southern Union Company, the Company will pay its share of taxes based on its taxable income, which will generally equal the liability that the Company would have incurred as a separate taxpayer. The Company will receive credit under an intercompany note from Southern Union Company for differences in tax depreciation resulting from the like-kind exchange over the taxable life of the related assets.

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

Stock Based Compensation. The Company follows FASB Statement No. 123(R), Accounting for Stock-Based Compensation (Statement No. 123R), to account for stock-based employee compensation. The Company adopted Statement No. 123R effective January 1, 2006, using the modified prospective method. The statement requires the Company to measure all employee stock-based compensation using a fair value method and record

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

such expense in its Consolidated Statement of Operations. Prior to the adoption of Statement No. 123R, the Company used the intrinsic value method of accounting for stock-based compensation awards in accourdance with APB Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees which generally resulted in no compensation expense for employee stock options with an exercise price no less than fair value on the date of grant. For more information, see Note 15 - Stock-based Compensation.

Pursuant to the modified prospective application method of transition, the Company has not adjusted results of operations for prior periods. The following table reflects pro forma net earnings that the Company would have realized if it had elected to adopt the fair value approach of Statement No. 123 prior to January 1, 2006:

	Year Ended December 31,
	2005	2004
	(In thousands)

Net earnings, as reported	$101,562	$87,933
Add stock-based compensation expense included in
reported net earnings, net of related taxes	710	-
Deduct stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related taxes	1,001	207
Pro forma net earnings	$101,271	$87,726

New Accounting Principles

Accounting Principles Recently Adopted.

FASB Statement No. 123R, “Share-Based Payment (revised 2004)”:  Issued by the Financial Accounting Standards Board (FASB) in December 2004, the statement revises FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The Company adopted Statement No. 123R, effective January 1, 2006, using the modified prospective method. The statement requires the Company to measure all employee stock-based compensation using a fair value method and record such expense in its Consolidated Statement of Operations. The Company’s additional compensation expense resulting from the implementation of this statement was $705,000 ($568,000 net of tax) in 2006. Based upon unvested stock-based compensation awards outstanding at December 31, 2006, the Company estimates additional compensation expense resulting from the implementation of this statement will be $819,000 for 2007, $821,000 for 2008 and $527,000 for 2009. The Company did not make any amendments to existing stock option arrangements as a result of considering Statement 123R’s adoption. Upon the Company’s adoption of Statement No. 123R, no cumulative effect of a change in accounting principle was required to be recorded since the Company has historically granted all options at their grant date fair value and, accordingly, there is no historical intrinsic value option compensation expense to adjust. See Note 15 - Stock Based Compensation.

FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”: Issued by the FASB in September 2006, the Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The recognition and disclosure provisions of the Statement, which is effective for fiscal years ending after December 15, 2006, were adopted by the Company effective December 31, 2006. See Note 14 - Benefits for the impact the adoption of Statement No. 158 had on the Company.

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108): In September 2006, the SEC provided guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes a dual approach that requires quantification of financial statement errors based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not materially impact the Company’s consolidated financial statements.

Accounting Principles Not Yet Adopted.

FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48): Issued by the FASB in July 2006, the Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated this guidance and does not believe its consolidated financial statements will be materially impacted.

FASB Statement No. 157, “Fair Value Measurements”: Issued by the FASB in September 2006, this Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within generally accepted accounting principles. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of this Interpretation on its consolidated financial statements.

FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”: Issued by the FASB in February 2007, this Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

3. Regulatory Matters

Trunkline LNG’s Phase I expansion project was placed into service on April 5, 2006 with a total project cost of $141 million, plus capitalized interest. The expanded vaporization capacity portion of the expansion was placed into service on September 18, 2005. Phase II went into service on July 8, 2006. The final cost of Phase II was $79 million, plus capitalized interest. The expansions increased sustainable send-out capacity from .63 Bcf/d to 1.8 Bcf/d, and storage increased from 6.3 Bcf to 9.0 Bcf. BG LNG Services has contracted for all of the capacity at the facility through 2028 with a rate moratorium through 2015. Approximately $671,000 and $102 million of costs are included in the line item Construction work-in-progress for the expansion projects at December 31, 2006 and December 31, 2005, respectively.

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

The Company has received approval from FERC and commenced construction of an additional enhancement at its Trunkline LNG terminal. This infrastructure enhancement project, which is expected to cost approximately $250 million, plus capitalized interest, will increase send out flexibility at the terminal and lower fuel costs. The project is scheduled to be in operation in 2008. In addition, Trunkline LNG and BG LNG Services agreed to

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

extend the existing terminal and pipeline services agreements through 2028, representing a five-year extension. Approximately $40.8 million and $9.4 million of costs are included in the line item Construction work-in-progress at December 31, 2006 and 2005, respectively.

The Company has received approval from FERC to modernize and replace various compression facilities on PEPL. Such replacements will be made at 12 different compressor stations and are expected to be installed by the end of 2009. The estimated cost of these replacements is approximately $290 million, which includes the compression component of a PEPL east end project already under construction. The Company has also filed for FERC approval to replace approximately 32 miles of existing pipeline on the east end of the PEPL system at an estimated cost of approximately $60 million, which would further improve system integrity. The project is planned to be completed in late 2007. Approximately $11.6 million and $46.3 million of costs, related to the compression modernization and east end enhancement projects, respectively, are included in the line item Construction work-in-progress at December 31, 2006.

Trunkline has announced a field zone expansion project, which includes adding capacity to its pipeline system in Texas and Louisiana to increase deliveries to Henry Hub. The field zone expansion project includes the previously announced north Texas expansion as well as additional capacity to Henry Hub. Trunkline will increase the capacity along existing right’s of way from Kountze, Texas, to Longville, Louisiana, by approximately 510 million cubic feet per day with the construction of approximately 45 miles of 36-inch diameter pipeline. The project includes horsepower additions and modifications at existing compressor stations. Trunkline also will create additional capacity to Henry Hub with the construction of a 13.5-mile, 36-inch diameter pipeline loop from Kaplan, Louisiana, directly into Henry Hub. The Henry Hub lateral will provide capacity of 475 million cubic feet per day from Kaplan, Louisiana to Henry Hub. Trunkline filed the project with FERC on September 11, 2006 with an anticipated in-service date during the fourth quarter of 2007. The cost estimate has been revised to approximately $200 million, plus capitalized interest including a $40 million contribution in aid of construction (CIAC) to a subsidiary of Energy Transfer, L.P. (Energy Transfer), a non-affiliated entity, to move its delivery point to a location near Buna, Texas, increasing the field zone project capacity by up to 330,000 dekatherms per day. The ultimate return and accounting for the CIAC to Energy Transfer depends on completion of construction by Energy Transfer, additional capacity created and sale by Trunkline of the additional capacity. Approximately $12.5 million of costs for this project are included in the line item Construction work-in-progress at December 31, 2006.

FERC is responsible under the Natural Gas Act for assuring that rates charged by interstate pipelines are "just and reasonable." To enforce that requirement, FERC applies a ratemaking methodology that determines an allowed rate of return on common equity for the companies it regulates. On October 25, 2006, a group including producers and various trade associations filed a complaint under Section 5 of the Natural Gas Act against Southwest Gas Storage requesting that FERC initiate an investigation into Southwest Gas Storage’s rates, terms and conditions of service and grant immediate interim rate relief. FERC initiated a Section 5 proceeding on December 21, 2006 setting this issue for hearing. Pursuant to FERC order, Southwest Gas Storage filed a cost and revenue study with FERC on February 20, 2007, with a hearing scheduled for August 27, 2007. The ultimate resolution of the Southwest Gas Storage matter has many variables and potential outcomes and it is impossible to predict its timing or materiality at this time. No proceeding has been initiated against PEPL, but any potential rate reductions from such a proceeding would be expected to be mitigated by the impact of significant ongoing capital spending at PEPL for pipeline integrity, safety, environmental (including air emissions), compression modernization and other requirements.

On December 15, 2003, the U.S. Department of Transportation issued a Final Rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the regulation defines as “high consequence areas” (HCAs). This rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002. The rule requires operators to have identified HCAs along their pipelines by December 2004, and to have begun baseline integrity assessments, comprised of in-line inspection (smart pigging), hydrostatic testing or direct assessment, by June 2004. Operators must rank the risk of their pipeline segments containing HCAs and must complete assessments on at least 50 percent of the segments using one or more of these methods by December 2007. Assessments will generally be conducted on the higher risk segments first, with the balance being completed by December 2012. The costs of utilizing these methods typically range from a few thousand dollars per mile to well over $15,000 per mile. In addition, some system modifications will be necessary to accommodate the in-line inspections. While identification and location of all the HCAs has been completed, it is impossible to determine the scope of required remediation activities prior to completion of the assessments and inspections. Therefore, the costs of implementing the requirements of this regulation are impossible to determine with certainty at this time. The required modifications and inspections are estimated to range from approximately $21 million to $28 million per year, inclusive of remediation costs.

PEPL received an accounting order from FERC on January 26, 2007 denying certain accounting treatment that had been applied and requiring restatements to its previously filed FERC Form 2s. The changes do not affect PEPL’s Form 10-K reported amounts. The Company is currently working to finalize the restatements within the six month timeframe prescribed by FERC.

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Related Party Transactions

PEPL receives transportation revenues from Missouri Gas Energy, a Southern Union division, which account for less than one percent of annual consolidated revenues. The following table provides a summary of related party transactions for the periods presented.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
Related Party Transactions	2006	2005	2004
	(In thousands)

Transportation and storage
of natural gas	$4,282	$3,962	$3,902
Operation and maintenance:
Management and royalty fees	14,423	12,630	12,215
Other expenses	20,592	19,126	24,607
Other income, net	11,506	3,749	1,779

Pursuant to a demand note with Southern Union Company under a cash management program, the Company has loaned excess cash, net of repayments, totaling $148.7 million to Southern Union since Southern Union acquired the Company. Net loans of $38.1 million were recorded during the year ended December 31, 2006. The Company is credited with interest on the note at a one month LIBOR rate. Included in Other, net in the accompanying Consolidated Statement of Operations is interest income of $8.4 million, $3.5 million and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, related to interest on the Note receivable - Southern Union. The originally forecasted draw down on the Note receivable - Southern Union in 2006 did not occur due to lower capital expenditures and higher operating cash flows than expected. Due to uncertainties regarding the timing of the Company’s cash flows, including financings, capital expenditures, operating cash flows, the Company is reflecting the Note receivable - Southern Union as a non-current asset at December 31, 2006. The Company does have access to the funds via the demand note and does expect repayment to ultimately occur, with a portion or all amounts possibly drawn during 2007.

On December 1, 2006, LNG Holdings, as borrower, and PEPL and CrossCountry Citrus, LLC (CrossCountry Citrus) as guarantors, entered into a $465 million unsecured term loan facility due April 4, 2008 (2006 Term Loan) with various financial institutions. On December 1, 2006, LNG Holdings loaned the proceeds of the 2006 Term Loan to CrossCountry Citrus in exchange for an interest-bearing promissory note with a principal amount of $465 million, the amount of the proceeds of the 2006 Term Loan. Accrued interest under the promissory note is payable quarterly. The interest rate under the promissory note is based on the interest rate under the 2006 Term Loan, which at December 31, 2006 was a floating rate at 6.22 percent, plus a credit spread over LIBOR of 112.5 basis points. Included in Other, net in the accompanying Consolidated Statement of Operations is interest income of $2.9 million for the one month period ended December 31, 2006 related to interest on the Note receivable - related party.

Southern Union structured the acquisition of PEPL (Panhandle Acquisition) in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Code. For tax purposes, the Company’s assets that were part of the exchange were recorded at the tax basis of the Southern Union Company assets for which they were exchanged. The resulting transaction generated an estimated deferred tax liability of approximately $91 million at the acquisition date and a corresponding receivable from Southern Union reflected as a reduction to Partners Capital on the Company’s Consolidated Balance Sheet. Repayment of the receivable from Southern Union is limited to actual tax liabilities otherwise payable by the Company pursuant to the tax sharing agreement with Southern Union Company. For the years ended December 31, 2006 and 2005, the Company recorded $34.4 million and $20.1 million of income tax liability settlements against the tax sharing note receivable, respectively. The 2006 adjustment to the tax sharing note receivable included $27.3 million resulting from a IRS audit of the Southern Union federal income tax return for the period ended June 30, 2003.

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 17, 2004, CCE Holdings, LLC (CCE Holdings), a joint venture in which Southern Union owned a 50 percent interest, acquired 100 percent of the equity interest of CrossCountry Energy, LLC (CrossCountry Energy) from Enron Corp. and certain of its subsidiaries, including Transwestern Pipeline Company, LLC (Transwestern) and Florida Gas Transmission Company (Florida Gas) for approximately $2.45 billion in cash, including the assumption of certain consolidated debt. On November 5, 2004, CCE Holdings entered into an Administrative Services Agreement (Management Agreement) with SU Pipeline Management LP (Manager), a Delaware limited partnership and a wholly-owned subsidiary of Southern Union, and the Company. Under the terms of the Management Agreement, the Company covenants, to the extent permitted by applicable law, to cause Manager to perform the duties and obligations of Manager. Manager assembled an integrated pipeline management team, which included employees of the Company and CCE Holdings, as well as Southern Union Company. Pursuant to the Management Agreement, Manager was responsible for the operations and administrative functions of the enterprise and provided services to CCE Holdings from November 17, 2004 to December 1, 2006. The Management Agreement was terminated following the disposition of Transwestern by CCE Holdings on December 1, 2006 and the redemption of the outstanding 50 percent Class B interest in CCE Holdings resulting in Southern Union owning 100 percent of CCE Holdings. The Company and Southern Union continue to provide services to Florida Gas, which is jointly owned with El Paso Corporation, a non-affiliated entity, using cost allocation methods consistent with prior practices.

The following table provides a summary of the accounts receivable and payable related party balances included in the Consolidated Balance Sheet at the dates indicated.

Related Party	December 31, 2006	December 31, 2005
Accounts receivable - related parties:	(In thousands)
Southern Union (1)	$14,448	$6,837
Other (2)	3,546	2,719
	17,994	9,556
Accounts payable - related parties:
Southern Union (3)	$14,978	$8,410
Other (4)	984	150
	$15,962	$8,560
___________________
(1) Primarily related to expenditures made on behalf of Southern Union and interest associated with the Note receivable – Southern Union.
(2) Primarily related to interest from CrossCountry Citrus in 2006 and CrossCountry Energy transition service costs in 2005.
(3) Primarily related to corporate services and payroll funding provided by Southern Union and reimbursable medical and insurance costs paid by Southern Union on behalf of the Company.
(4) Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of the Company.

5. Derivatives Instruments and Hedging Activities

The company uses interest rate swaps to reduce interest rate risks and to manage interest expense. By entering into these agreements, the Company converts floating-rate debt into fixed-rate debt or converts fixed-rate debt to floating. Interest differentials paid or received under the swap agreements are reflected as an adjustment to interest expense. These interest rate swaps are financial derivative instruments that qualify for hedge treatment.

On April 29, 2005, existing LNG Holdings’ bank loans due in January 2007 were repaid in full using the proceeds from a credit agreement entered into on April 26, 2005 which is due in March 2007. Interest rate swaps previously designated as cash flow hedges of the LNG Holdings’ bank loans were terminated upon repayment of the loans on April 29, 2005. As a result, a gain of $3.5 million ($2.1 million, net of tax), was recorded in Accumulated other comprehensive income in the Consolidated Balance Sheet and is being amortized to interest expense through the maturity date of the original bank loans in 2007, of which $384,000 ($229,000 net of tax) remains at December 31, 2006.

Prior to the termination in April 2005 of the original loans due January 2007, the Company’s subsidiary LNG Holdings was party to interest rate swap agreements that fixed the interest rate applicable to floating rate long-term

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

debt and that qualified for hedge accounting. From January 1, 2005 through the termination date of the swap agreements on April 29, 2005, there was no swap ineffectiveness. For the year ended December 31, 2004, the amount of swap ineffectiveness was not significant. From January 1, 2005 through the termination date, an unrealized gain of $1.4 million ($842,000, net of tax) was recorded in Accumulated other comprehensive income related to these swaps. For the period from the termination date through December 31, 2005, a gain of $1.2 million ($739,000, net of tax) was amortized to interest expense. For the year ended December 31, 2006, a realized gain of $1.9 million ($1.1 million, net of tax) was included in Accumulated other comprehensive income related to these swaps. Current market pricing models were used to estimate fair values of interest rate swap agreements.

In March 2004, the Company entered into interest rate swaps to hedge the risk associated with the fair value of its $200 million 2.75 percent Senior Notes. See Note 11 - Debt. These swaps are designated as fair value hedges and qualify for the short cut method under Statement No. 133. As of December 31, 2006 and December 31, 2005 the fair value position of the swaps was a liability of $1.3 million and $5.7 million, respectively, recorded as a reduction to current portion of long-term debt and long-term debt, respectively. Under the swap agreements, the Company will receive fixed interest payments at a rate of 2.75 percent per annum and will make floating interest payments based on the six-month LIBOR. No ineffectiveness is assumed in the hedging relationship between the debt instrument and the interest rate swaps. As of December 31, 2006, these swaps have an average interest rate of 5.89 percent.

6. Income Taxes

The separate components of income tax expense for the periods presented consist of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
Income Tax Expense	2006	2005	2004
	(In thousands)

Current income taxes
Federal	$21,170	$20,153	$14,756
State	6,971	2,341	1,726
Total current income taxes	28,141	22,494	16,482

Deferred income taxes
Federal	52,574	34,330	32,861
State	7,324	7,803	6,713
Total deferred income taxes	59,898	42,133	39,574

Total income tax expense	$88,039	$64,627	$56,056

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate of 35% to income before income taxes as follows:

	Year Ended	Year Ended	Year Ended
Income Tax Expense --	December 31,	December 31,	December 31,
Reconciliation to Statutory Rate	2006	2005	2004
	(In thousands)

Income tax, computed at the statutory rate	$79,028	$58,166	$50,396
Adjustments:
State income tax, net of federal effect	9,292	6,594	5,485
Permanent differences and other	(281)	(133)	175
Total income tax expense	$88,039	$64,627	$56,056

Effective tax rate	39.0%	38.9%	38.9%

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal components of the Company’s deferred tax assets (liabilities) recognized in the Consolidated Balance Sheets for the years ended December 31, 2006 and 2005 are as follows:

	December 31,	December 31,
Net Deferred Income Tax Asset (Liability) Components	2006	2005
	(In thousands)

Property, plant and equipment	$(242,510)	$(206,859)
Current Assets	(338)	-
Investments	(183)	(196)
Other deferred debits	4,080	-
Other assets	-	5,554
Current liabilities	2,197	-
Deferred credits and other liabilities	17,094	19,174
Long term debt	3,018	-
Other	(102)	-
State deferred income taxes, net of federal tax effect	(23,836)	(21,374)
Net deferred income tax asset (liability)	$(240,580)	$(203,701)

Gross deferred tax liabilities	$(266,969)	$(229,442)
Gross deferred tax assets	26,389	25,741
Net deferred income tax asset (liability)	$(240,580)	$(203,701)

Non current deferred income tax asset (liability)	$(243,697)	$(205,787)
Current tax asset	3,117	2,086
Net deferred income tax asset (liability)	$(240,580)	$(203,701)

7. Property, Plant and Equipment

	Lives	December 31,	December 31,
Property, Plant and Equipment	In Years	2006	2005
		(In thousands)

Transmission	36-46	$1,400,547	$1,285,848
Gathering	26	44,402	45,822
Underground storage	36-46	279,845	275,603
General plant - LNG	20-40	619,018	494,827
General plant - other (1)	1-6	75,105	61,374
Construction work-in-progress		166,085	176,370
Total property, plant and equipment		2,585,002	2,339,844
Less accumulated depreciation and amortization		207,606	145,550
Net property, plant and equipment		$2,377,396	$2,194,294

(1) Includes capitalized computer software costs totaling:

Computer software cost		$56,804	$53,716
Less accumulated amortization		16,734	12,386
Net computer software costs		$40,070	$41,330

Amortization expense of capitalized computer software costs for years 2006, 2005 and 2004 was $6.6 million, $5.9 million and $5.1 million, respectively. The amortization period for computer software is between four and ten years.

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Intangible Customer Contract

The Panhandle Acquisition resulted in the recognition of an intangible asset related to the BG LNG contract with Trunkline LNG. The following table shows the carrying amount and accumulated amortization related to this intangible.

	Useful
	Lives	December 31,	December 31,
Intangible customer contract	In Years	2006	2005
		(In thousands)

Customer contract	25	$9,503	$9,503
Accumulated amortization		1,885	1,472
Intangible customer contract, net		$7,618	$8,031

Amortization expense on the customer contract for 2006, 2005 and 2004 was $413,000, $465,000 and $136,000, respectively. The Company estimates the annual amortization expense for years 2007-2011 and thereafter will be $346,000 per year.

Certain intangibles are included in Property, plant and equipment. See Note 7 - Property, Plant and Equipment.

9. Investment in Affiliates

The Company owns a 29 percent interest in the Lee 8 partnership, which operates a 2.4 Bcf natural gas storage facility in Michigan. The remaining interests in the Lee 8 partnership are currently owned by Proliance Energy (51 percent) and Howard Energy Company (20 percent). The Company accounts for its investment in the Lee 8 partnership using the equity method of accounting.

10. Financial Instruments

The Company’s financial instruments include $1.65 billion of total debt outstanding, including the current portion of long-term debt, at December 31, 2006 and $1.18 billion at December 31, 2005, with an approximate fair value of $1.66 billion and $1.20 billion as of December 31, 2006 and 2005, respectively. Estimated fair value amounts of long-term debt were obtained from independent parties. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2006 and 2005 are not necessarily indicative of the amounts the Company could have realized in current market exchanges.

The $148.7 million and $110.6 million Note Receivable from Southern Union at December 31, 2006 and December 31, 2005, respectively, is at fair value as the interest rate is calculated using an interest rate equal to the one month LIBOR rate. See Note 4 - Related Party Transactions.

The $465 million Note receivable -related party at December 31, 2006 is at fair value as the interest rate is calculated using a floating rate tied to LIBOR or prime interest rates at the Company’s option, in addition to a margin tied to the rating of the Company’s unsecured senior funded debt plus a credit spread over LIBOR of 112.5 basis points. See Note 4 - Related Party Transactions.

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Debt

		December 31, 2006		December 31, 2005
Long-term Debt	Year Due	Book Value	Fair Value	Book Value	Fair Value
		(In thousands)

2.75% Senior Notes	2007	$200,000	$200,000	$200,000	$200,000
4.80% Senior Notes	2008	300,000	300,000	300,000	300,000
6.05% Senior Notes	2013	250,000	251,053	250,000	254,450
6.50% Senior Notes	2009	60,623	61,721	60,623	63,228
8.25% Senior Notes	2010	40,500	43,180	40,500	45,135
7.00% Senior Notes	2029	66,305	71,947	66,305	73,521
Term Loan	2007	255,626	255,626	255,626	255,626
Term Loan	2008	465,000	465,000	-	-
Unamortized debt premium, net		9,613	9,613	12,205	12,205
Total debt outstanding		1,647,667	$1,658,140	1,185,259	$1,204,165
Current portion of long-term debt		(461,011)		-
Interest rate swaps (2.75% Senior Notes)		(1,265)		(5,725)
Total long-term debt		$1,185,391		$1,179,534

The Company has $1.65 billion of debt recorded at December 31, 2006. Debt of $727.1 million, including net premiums of $9.6 million, is at fixed rates ranging from 4.80 percent to 8.25 percent, with an average interest rate for 2006 of 5.51 percent including debt premium, discount and issuance cost amortization and 5.78 percent excluding debt premium, discount and issuance cost amortization. The $920.6 million of floating rate debt had an average interest rate of 6.1 percent for the year ended December 31, 2006.

On December 1, 2006, LNG Holdings, as borrower, and PEPL and CrossCountry Citrus (an indirect subsidiary of Southern Union), as guarantors, entered into the $465 million 2006 Term Loan with various financial institutions. The proceeds of the 2006 Term Loan were used to repay approximately $455 million of existing indebtedness of Transwestern Holding Company, LLC, a wholly-owned subsidiary of CrossCountry Energy. The interest rate under the 2006 Term Loan is a floating rate tied to a LIBOR rate or prime rate at the Company’s option, in addition to a margin tied to the rating of the Company’s unsecured senior funded debt. At December 31, 2006, the interest rate was 6.22 percent, including a credit spread over LIBOR of 87.5 basis points.

Pursuant to the 2006 Term Loan, on December 1, 2006, LNG Holdings loaned the proceeds of the 2006 Term Loan to CrossCountry Citrus in exchange for an interest-bearing promissory note with a principal amount of $465 million. Accrued interest under the promissory note is payable quarterly. The interest rate under the promissory note is based on the interest rate under the 2006 Term Loan, plus a credit spread over LIBOR of 112.5 basis points. At December 31, 2006, the interest rate was 7.35 percent.

The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens. At December 31, 2006, the Company, based on the currently most restrictive debt covenant requirements, was subject to a $216.5 million limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $299 million of additional secured or subsidiary level indebtedness or other defined liens based on a limitation on liens covenant. The Company is also subject to a limitation of $286.5 million of total additional indebtedness. At December 31, 2006, the Company was in compliance with all covenants.

At December 31, 2006, the Company had scheduled payments of $462.3 million, $758.3 million, $60.6 million, $40.5 million, nil and $316.3 million for the years 2007 through 2011 and in total thereafter, respectively.

LNG Holdings, as borrower, and PEPL and Trunkline LNG, as guarantors, entered into a credit agreement dated as of April 26, 2005, with a consortium of banks for a senior term loan financing in the aggregate principal amount of $255.6 million, which matures on March 15, 2007. The senior term loan carries a floating interest rate tied to LIBOR or prime interest rates at the Company’s option, in addition to a margin which is tied to the rating of the

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s unsecured senior funded debt. On April 29, 2005, the proceeds from the credit agreement were used to repay all outstanding indebtedness under LNG Holdings’ floating rate bank loans that were due in 2007.

Retirement of Debt Obligations

The Company plans to refinance its debt coming due in March 2007 with proceeds from a $455 million multi-year bank term loan to LNG Holdings (2007 Expected TLNG Term Loan). The Company is near the final stages of consummating this refinancing, which is expected to close on or about March 12, 2007. The Company will use Wachovia Capital Markets and UniCredit Markets and Investment Banking as lead arrangers for the 2007 Expected TLNG Term Loan, which will be guaranteed by PEPL and Trunkline LNG. Borrowings based on the current term sheet under the 2007 Expected TLNG Term Loan will bear interest at LIBOR, plus a credit spread based on the senior unsecured credit ratings by Standard & Poor’s and Moody’s Investors Service for PEPL. Should the Company not be successful in the aforementioned refinancing effort, the Company would implement alternative refinancing plans, including a combination of drawing down on its $148.7 million demand note with Southern Union (which has available capacity with its revolving credit facility), obtaining loans or advances from other subsidiaries of Southern Union, utilizing cash from operations and additional commitments from third-party lenders, which are subject to material adverse change clauses and other customary terms and conditions, to repay the March 2007 obligations at maturity in the event the 2007 Expected TLNG Term Loan is not completed in the required timeframe.

The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital markets, current economic and capital market conditions and market expectations regarding the Company’s future earnings and cash flows, that it will be able to refinance these obligations under acceptable terms within the required timeframes. However, there can be no assurance the Company will be successful in its implementation of these refinancing plans and the Company’s inability to do so would cause a material adverse change to the Company’s financial condition.

12. Comprehensive Income

The table below provides an overview of comprehensive income for the periods indicated.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands)

Net earnings	$137,755	$101,562	$87,933

Realized (gain) loss on cash flow hedging
activities, net of taxes of $(742), $1,587 and $3,407, respectively	(1,105)	2,495	5,345
Unrealized gain (loss) on cash flow hedging
activities net of taxes of $(3), $(1,515) and $(3,502), respectively	(5)	(2,387)	(5,486)
Total other comprehensive income (loss)	(1,110)	108	(141)

Total comprehensive income (loss)	$136,645	$101,670	$87,792

The table below provides an overview of the components in Accumulated other comprehensive income as of the periods indicated:

	2006	2005
	(In thousands)
Other postretirement plan - net actuarial loss and prior service credit, net of tax	$15,248	$-
Interest rate hedges, net of tax	229	1,339
Accumulated other comprehensive income, net of tax	$15,477	$1,339

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies

Leases.  The Company utilizes assets under operating leases in several areas of operation. Consolidated rental expense amounted to $11.3 million in 2006, $12.9 million in 2005 and $13.4 million in 2004. Future minimum rental payments under the Company’s various operating leases for the years 2007 through 2011 are $11.3 million, $7 million, $6.4 million, $5.6 million and $5 million, respectively, and $18.3 million in total thereafter.

Capital Expenditures. The Company estimates expenditures associated with its Trunkline field zone expansion and LNG terminal enhancement to be approximately $450 million, with approximately $300 million to be incurred in 2007, plus capitalized interest. These estimates were developed for budgeting purposes and are subject to revision.

Litigation. The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with FASB Statement No. 5, Accounting for Contingencies, in order to provide for such matters. The Company believes the final disposition of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Hope Land Mineral Corporation (Hope Land) contends that it owns the storage rights to property that contains a portion of the Company’s Howell storage field. During June 2003, the Michigan Court of Appeals reversed the trial court’s previous order, which had granted summary judgment in favor of the Company and dismissed the case. The Company filed an appeal of the Court of Appeals order with the Michigan Supreme Court, which was denied in December of 2003. In April 2005, Hope Land filed trespass and unjust enrichment complaints against the Company to prevent running of the statute of limitations. The Company then filed an action for condemnation to obtain the storage rights from Hope Land. Pursuant to a pre-filing settlement with Hope Land, the Company obtained legal title to the storage rights upon the filing of the condemnation action. The unjust enrichment claims were dismissed and then reinstated on December 6, 2006. Trial is scheduled for April, 2007. The Company does not believe the outcome of this case will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Jack Grynberg, an individual, has filed actions against a number of companies, including the Company, now transferred to the U.S. District Court for the District of Wyoming, for damages for mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners. On October 20, 2006, the District Judge adopted in part the earlier recommendation of the Special Master in the case and ordered the dismissal of the case against the Company. Grynberg is appealing that action. A similar action, known as the Will Price litigation, also has been filed against a number of companies, including the Company, in U.S. District Court for the District of Kansas. The Company is currently awaiting the decision of the trial judge on the defendants’ motion to dismiss the Will Price action. The Company believes that its measurement practices conformed to the terms of its FERC gas tariff, which was filed with and approved by FERC. As a result, the Company believes that it has meritorious defenses to these lawsuits (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that the Company complied with the terms of its tariff) and will continue to vigorously defend against them, including any appeal from the dismissal of the Grynberg case. The Company does not believe the outcome of these cases will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

In 1993, the U.S. Department of the Interior announced its intention to seek, through the Mineral Management Service (MMS), additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements and buyouts and buy downs of gas sales contracts with natural gas pipelines. PEPL and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact, which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, PEPL and Trunkline may file with FERC to recover these costs from pipeline customers. The Company believes these commitments and contingencies will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental Matters. The Company’s operations are subject to federal, state and local laws and regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters. These laws and regulations require the Company to conduct its operations in a specified manner and to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals. Failure to comply with environmental requirements may expose the Company to significant fines, penalties and/or interruptions in operations. The Company’s environmental policies and procedures are designed to achieve compliance with such laws and regulations. These evolving laws and regulations and claims for damages to property, employees, other persons and the environment resulting from current or past operations may result in significant expenditures and liabilities in the future. The Company engages in a process of updating and revising its procedures for the ongoing evaluation of its operations to identify potential environmental exposures and enhance compliance with regulatory requirements. The Company follows the provisions of AICPA Statement of Position 96-1, Environmental Remediation Liabilities, for recognition, measurement, display and disclosure of environmental remediation liabilities.

Environmental Remediation. The Company is responsible for environmental remediation at certain sites on its gas transmission systems. The contamination resulted from the past use of lubricants containing polychlorinated biphenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. The Company has developed and is implementing a program to remediate such contamination. Remediation and decontamination has been completed at each of the 35 compressor station sites where auxiliary buildings that house the air compressor equipment were impacted by the past use of lubricants containing PCBs. At some locations, PCBs have been identified in paint that was applied many years ago. A program has been implemented to remove and dispose of PCB impacted paint during painting activities. At one location on the Trunkline system, PCBs were recently discovered on the painted surfaces of equipment in a building that is outside of the scope of the compressed air system program and the existing PCB impacted paint program. The estimated cost to remediate the painted surfaces at this location is approximately $300,000. An assessment program is being developed to determine whether this condition exists at any of the other 78 similar buildings on the PEPL and Trunkline systems. Until the results of the assessment program are available, the costs associated with remediation of the painted surfaces cannot be reasonably estimated at this time.

Other remediation typically involves the management of contaminated soils and may involve remediation of groundwater. Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility. The ultimate liability and total costs associated with these sites will depend upon many factors. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Company could potentially be held responsible for contamination caused by other parties. In some instances, such as the Pierce Waste Oil sites described below, the Company may share liability associated with contamination with other potentially responsible parties. The Company may also benefit from contractual indemnities that cover some or all of the cleanup costs. These sites are generally managed in the normal course of business or operations. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

PEPL and Trunkline, together with other non-affiliated parties, have been identified as potentially liable for conditions at three former waste oil disposal sites in Illinois - the Pierce Oil Springfield site, the Dunavan Waste Oil site and the McCook site (collectively, the Pierce Waste Oil sites). PEPL and Trunkline received notices of potential liability from the United States Environmental Protection Agency (U.S. EPA) for the Dunavan site by letters dated September 30, 2005. The notices demanded reimbursement to the U.S. EPA for costs incurred to date in the amount of approximately $1.8 million and encouraged each potentially responsible party (PRP) to voluntarily negotiate an administrative settlement agreement with the U.S. EPA within certain limited time frames providing for the PRPs to conduct or finance the response activities required at the site. The demand was declined in a joint letter dated December 15, 2005 by the major PRPs including PEPL and Trunkline. Although no formal notice has been received for the Pierce Oil Springfield site, special notice letters are anticipated and the process of listing the site on the National Priority List has begun. No formal notice has been received for the McCook site. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 16, 2005, PEPL experienced a release of liquid hydrocarbons near Pleasant Hill, Illinois. The release occurred in the form of a mist at a valve that was in use to reduce the pressure in the pipeline as part of maintenance activities. The hydrocarbon mist affected several acres of adjacent agricultural land and a nearby marina. Approximately 27 gallons of hydrocarbons reached the Mississippi River. PEPL contacted appropriate federal and state regulatory agencies and the U.S. EPA took the lead role in overseeing the subsequent cleanup activities, which have been completed. PEPL has resolved claims of affected boat owners and the marina operator. PEPL received a violation notice from the Illinois Environmental Protection Agency (Illinois EPA) alleging that PEPL was in apparent violation of several sections of the Illinois Environmental Protection Act by allowing the release. The violation notice did not propose a penalty. Responses to the violation notice were submitted and the responses were discussed with the agency. On December 14, 2005, the Illinois EPA notified PEPL that the matter might be considered for referral to the Office of the Attorney General, the State’s Attorney or the U.S. EPA for formal enforcement action and the imposition of penalties. By letter dated November 22, 2006, PEPL received a follow-up information request from the Illinois EPA on the status of certain measures PEPL had agreed to undertake in connection with the original responses to the violation notice. The Company believes the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

On July 10, 2006, PEPL identified the possible subsurface release of approximately 745 gallons of methanol from a tank located at the Howell compressor station. Subsequent testing of the tank and associated piping confirmed that a release had taken place. Impacted soils were excavated in accordance with state specific regulatory requirements. The impacted soils were transported to an authorized disposal facility. The appropriate federal and state environmental agencies were notified of this release. The Michigan Department of Environmental Quality (MDEQ) conducted an inspection of the remediation effort on October 17, 2006 and indicated that an appropriate response and remediation action had been implemented. A final remediation report was submitted to the MDEQ and US EPA on January 25, 2007.

The table below reflects the amount of accrued liabilities recorded in the Consolidated Balance Sheet at December 31, 2006 and December 31, 2005 to cover probable environmental response actions:

	December 31,	December 31,
	2006	2005
	(In thousands)

Current	$1,962	$2,337
Noncurrent	6,760	8,385
Total Environmental Liabilities	$8,722	$10,722

During the year ended December 31, 2006, the Company spent $2.4 million related to environmental cleanup programs.

Air Quality Control. The U.S. EPA issued a final rule on regional ozone control (NOx SIP Call) in April 2004 that impacts the Company in two midwestern states, Indiana and Illinois. Based on a U.S. EPA guidance document negotiated with gas industry representatives in 2002, the Company is required in states that follow the EPA guidance to reduce nitrogen oxide (NOx) emissions by 82 percent on the identified large internal combustion engines and will be able to trade off engines within the Company in an effort to create a cost effective NOx reduction solution. The final implementation date is May 2007. The rule will affect 20 large internal combustion engines on the Company’s system in Illinois and Indiana with an approximate cost of $22.3 million for capital improvements through 2007, based on current projections. Approximately $21.6 million of the $22.3 million of capital expenditures has been incurred as of December 31, 2006. Indiana has promulgated state regulations to address the requirements of the NOx SIP Call rule that essentially follow the EPA guidance.

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

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Illinois EPA has held multiple meetings with industry representatives to discuss the draft rule and is expected to propose the rule in the first quarter of 2007. The rule is currently being reviewed for potential impact to the Company. As currently drafted, the rule applies to all PEPL and Trunkline stations in Illinois and significant expenditures in addition to the $22.3 million associated with NOx reductions described above would be required for emission control.

In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline’s Cypress compressor station is affected and requires the installation of emission controls. New regulations also require certain grandfathered facilities in Texas to enter into the new source permit program which may require the installation of emission controls at one additional facility owned by the Company. Management estimates capital improvements of $16.9 million will be needed at the two affected Texas locations. Approximately $16.1 million of the $16.9 million of capital expenditures have been incurred as of December 31, 2006.

The U.S. EPA promulgated various Maximum Achievable Control Technology rules in February 2004. The rules require that PEPL and Trunkline control Hazardous Air Pollutants (HAPs) emitted from certain internal combustion engines at major HAPs sources. Most PEPL and Trunkline compressor stations are major HAPs sources. The HAPs pollutant of concern for PEPL and Trunkline is formaldehyde. As promulgated, the rule seeks to reduce formaldehyde emissions by 76 percent from these engines. Catalytic controls will be required to reduce emissions under these rules with a final implementation date of June 2007. PEPL and Trunkline could have up to 20 internal combustion engines subject to the rules. Management expects that compliance with these regulations will necessitate an estimated expenditure of $410,000 for capital improvements, based on current projections.

Spill Control. Environmental regulations were recently modified for U.S. EPA’s Spill Prevention, Control and Countermeasures program. The Company is currently reviewing the impact to its operations and expects to expend resources on tank integrity testing and any associated corrective actions as well as potential upgrades to containment structures. Costs associated with tank integrity testing and resulting corrective actions cannot be estimated with certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Commitments and Contingencies.

 Kaplan Compressor Station Damage. On April 21, 2006, Trunkline experienced a fire at its Kaplan, Louisiana compressor station which resulted in damages to the facilities. While assessment is currently ongoing, Trunkline initially estimates capital expenditures associated with the fire will be approximately $11 million, $3.3 million of which is included in the line item Construction work in progress at December 31, 2006, before consideration of potential insurance recoveries which are subject to a $5 million deductible. The Company does not expect this incident to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Hurricane Damage. Late in the third quarter of 2005, after coming through the Gulf of Mexico, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast. These hurricanes caused damage to property and equipment owned by Sea Robin, Trunkline and Trunkline LNG. Based on the latest damage assessments, there are revenue, expense and capital impacts resulting from Hurricanes Katrina and Rita in 2005 and 2006, mostly impacting Sea Robin and Trunkline LNG. During 2006 and 2005, revenue reductions resulting from the hurricanes were approximately $3 million for each year, not including lost opportunity revenues, and expense of approximately $2 million and $7 million was incurred in 2006 and 2005 respectively. As of December 31, 2006 the Company has incurred $30.8 million of capital expenditures related to the hurricanes primarily for replacement or abandonment of damaged property and equipment and construction project delays at the Trunkline LNG terminal.

The Company anticipates reimbursement from its property insurance carriers for a significant portion of damages from Hurricane Rita in excess of its $5 million deductible. Such reimbursement is currently estimated by the Company’s property insurance carrier ultimately to be limited to 70 percent of the portion of the claimed damages accepted by the insurance carrier, but the amount is subject to the level of total ultimate claims from all companies relative to the carrier’s $1 billion total limit on payout per claim. As of December 31, 2006, the

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has received payments of $1.6 million from the insurance carriers. No receivables due from the insurance carriers have been recorded as of December 31, 2006.

In addition, after the 2005 hurricanes, the MMS mandated inspections by leaseholders and pipeline operators along the hurricane tracks. The Company has detected exposed pipe and other facilities on Trunkline and Sea Robin that must be re-covered to comply with regulations. As a result, there was approximately $1.3 million of inspection related expense recorded in 2006. Capital expenditures are estimated at $4.8 million, $1.1 million of which had been incurred as of December 31, 2006. The Company will seek recovery of these expense and capital amounts as part of the hurricane related claims.

Energy Transfer Commitment. In November 2006, PEPL provided a guaranty to a subsidiary of Energy Transfer, a non-affiliate, for the full performance by Trunkline of a $40 million CIAC obligation related to a modification of the field zone expansion project. The CIAC would be made by Trunkline upon movement of Energy Transfer’s delivery point to a location near Buna, Texas, expected to be completed in late 2007. The ultimate return and accounting for the CIAC to Energy Transfer depends on completion of construction by Energy Transfer, additional capacity created and sale by Trunkline of the additional capacity.

Controlled Group Pension Liabilities. Southern Union (including certain of its divisions) sponsors a number of defined benefit pension plans for employees. Under applicable pension and tax laws, upon being acquired by Southern Union, the Company became a member of Southern Union’s “controlled group” with respect to those plans, and, along with Southern Union and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated. In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union’s controlled group, including the Company and each of its subsidiaries. Based on the latest actuarial information available as of December 31, 2006, the aggregate amount of the projected benefit obligations of these pension plans was approximately $163 million and the estimated fair value of all of the assets of these plans was approximately $108.6 million.

14. Benefits

Postretirement Benefit Plans. The Company has postretirement health care and life insurance plans (other postretirement plans) which cover substantially all employees. The health care plans generally provide for cost sharing between the Company and its retirees in the form of retiree contributions, deductibles and coinsurance on the amount the Company pays annually to provide future retiree health care coverage under certain of these plans.

The following tables summarize the impact of adopting Statement No. 158 on the Company’s other postretirement plans reported in the Consolidated Balance Sheet at December 31, 2006:

	Other Postretirement Plans
		SFAS 158
		adoption	Post-SFAS
	Pre-SFAS 158	adjustment	158
	(in thousands)
Postretirement liabilities, noncurrent (included in Post-retirement benefits)	$24,677	$(20,241)	$4,436
Accumulated deferred income taxes	-	4,993	4,993
Accumulated other comprehensive income, net of tax	-	15,248	15,248
Accumulated other comprehensive income, pre-tax	-	20,241	20,241

The adoption of Statement No. 158 had no effect on the Consolidated Statement of Operations for the year ended December 31, 2006, or for any prior period presented, has not negatively impacted any financial covenants, and is not expected to affect the Company’s operating results in future periods.

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement benefit liabilities are accrued on an actuarial basis during the years an employee provides services. The following table represents a reconciliation of the Company’s other postretirement benefit plans at December 31, 2006 and 2005.

	Other Postretirement Benefits
	At December 31,
	2006	2005

Change in Benefit Obligation:
Benefit obligation at beginning of period	$39,594	$62,845
Service cost	1,323	2,264
Interest Cost	1,781	2,926
Actuarial gain	(8,340)	(4,156)
Benefits paid	32	-
Plan amendments	-	(24,285)
Benefit obligation at end of period	$34,390	$39,594

Change in Plan Assets:
Fair value of plan assets at beginning of period	$20,400	$12,196
Return on plan assets	1,707	392
Employer contributions	7,815	7,812
Benefits paid	32	-
Fair value of plan assets at end of period	$29,954	$20,400

Funded Status:
Funded status	$(4,436)	$(19,194)
Unrecognized net actuarial loss		10,101
Unrecognized prior service credit		(24,822)
Net amounts recognized		$(33,915)

Amounts recognized in the Consolidated Balance Sheet (1):
Accrued benefit liability	$(4,436)	$33,915
Net asset (liability) recognized	$(4,436)	$(33,915)
___________________
(1) As of December 31, 2006, the Company's other postretirement benefit plan had non-current liabilities of $4,436.

The amounts in Accumulated other comprehensive income that have not yet been recognized in net periodic benefit cost consist of:

	Other Postretirement Benefits
	December 31,
	2006	2005
	(In thousands)

Net actuarial loss	$924	N/A
Prior service credit	(21,165)	N/A
Total amount recognized	$(20,241)	N/A

The estimated prior service credit for other postretirement plans that will be amortized from Accumulated other comprehensive income during 2007 is $3.6 million. No plan assets are expected to be returned to the Company in 2007.

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average assumptions used to determine benefit obligations for the years ended December 31, 2006, 2005, and 2004 were as follows:

	Other Postretirement Benefits
	Years Ended
	December 31,
	2006	2005	2004

Discount rate	5.91%	5.50%	5.75%
Rate of compensation increase
(average)	N/A	N/A	N/A
Health care cost trend rate	11.00%	12.00%	13.00%

The following summarizes the assumed health care cost trend rates in measuring the accumulated postretirement benefit obligation:

	December 31,
	2006	2005	2004

Health care cost trend rate assumed for next year	11.00%	12.00%	13.00%
Ultimate trend rate	4.85%	4.65%	4.75%
Year that the rate reaches the ultimate trend rate	2013	2012	2012

Net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 includes the components noted in the table below.

	Postretirement Benefits
	Years Ended
	December 31,
	2006	2005	2004
	(in thousands)

Service cost	$1,323	$2,264	$2,327
Interest cost	1,781	2,926	3,004
Expected return on plan assets	(1,378)	(891)	(425)
Prior service cost amortization	(3,643)	(1,077)	-
Recognized actuarial loss	508	231	-
Net periodic benefit cost	$(1,409)	$3,453	$4,906

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 were as noted in the table below.

	Years Ended
	December 31,
	2006	2005	2004

Discount rate	5.50%	5.75%	6.25%
Expected return on assets -
tax exempt accounts	7.00%	7.00%	7.00%
Expected return on assets -
taxable accounts	5.00%	5.00%	5.00%
Rate of compensation increase	N/A	N/A	N/A
Health cost trend rates:
Medical	11.00%	12.00%	13.00%
Dental	N/A	N/A	8.00%

The Company employs a building block approach in determining the expected long-term rate of return on the plans’ assets. Historical markets are studied and long-term historical relationships between equities and fixed-income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term market assumptions are determined. The long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonableness and appropriateness.

The following summarizes the assumed health care cost trend rates used in determining the net periodic benefit cost for the periods presented:

	December 31,
	2006	2005	2004

Health care cost trend rate assumed for next year	11.00%	12.00%	13.00%
Ultimate trend rate	4.65%	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2012	2012	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point	One Percentage Point
	Increase in Health Care	Decrease in Health Care
	Trend Rate	Trend Rate
	(In thousands)

Effect on total service and interest cost components	$641	$(508)
Effect on accumulated post-retirement benefit obligation	$6,106	$(4,905)

Discount Rate Selection. The discount rate for each measurement date has been determined consistent with the discount rate selection guidance in Statement No. 106 (as amended by Statement No. 158) using the Citigroup Pension Discount Curve as published on the Society of Actuaries website as the hypothetical portfolio of high-quality debt instruments that would provide the necessary cash flows to pay the benefits when due.

Postretirement Health Care and Life Insurance Plans’ Asset Information. The assets of the postretirement health care and life insurance plans are invested in accordance with sound investment practices that emphasize long-term investment fundamentals. The investment committee has adopted an

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investment objective of income and growth for the postretirement plans. This investment objective: (i) is a risk-averse balanced approach that emphasizes a stable and substantial source of current income and some capital appreciation over the long-term; (ii) implies a willingness to risk some declines in value over the short-term, so long as the postretirement plans are positioned to generate current income and exhibits some capital appreciation; (iii) is expected to earn long-term returns sufficient to keep pace with the rate of inflation over most market cycles (net of spending and investment and administrative expenses), but may lag inflation in some environments; (iv) diversifies the postretirement plans in order to provide opportunities for long-term growth and to reduce the potential for large losses that could occur from holding concentrated positions; and (iv) recognizes that investment results over the long-term may lag those of a typical balanced portfolio since a typical balanced portfolio tends to be more aggressively invested. Nevertheless, the postretirement plans are expected to earn a long-term return that compares favorably to appropriate market indices.

It is expected that these objectives can be obtained through a well-diversified portfolio structure in a manner consistent with the investment policy.

The Company’s weighted average asset allocation by asset category for the measurement periods presented is as follows:

	Year Ended
	December 31,
Asset Category	2006	2005

Equity securities	25%	0%
Debt securities	70%	0%
Other - cash equivalents	5%	100%
Total	100%	100%

Based on the other postretirement plan objectives, asset allocations are maintained as follows: equity of 25 percent to 35 percent, fixed income of 65 percent to 75 percent, and cash and cash equivalents of 0 percent to 10 percent.

The above referenced asset allocations for other postretirement benefits are based upon guidelines established by the Company’s Investment Policy and is monitored by the Investment Committee of the board of directors in conjunction with an external investment advisor. On occasion, the asset allocations may fluctuate versus these guidelines as a result of administrative oversight by the Investment Committee.

The Company expects to contribute approximately $7.8 million to its postretirement plans in 2007 and approximately $7.8 million annually thereafter until modified by rate case proceedings.

The estimated benefit payments, which reflect expected future service, as appropriate, that are projected to be paid are as follows:

	Expected Benefits
	Before Effect of	Payments
Years	Medicare Part D	Medicare Part D	Net
	(In thousands)

2007	$138,001	$-	$138,001
2008	231,578	-	231,578
2009	387,284	-	387,284
2010	653,621	4,543	649,078
2011	1,052,927	6,959	1,045,968
2012-2016	12,533,744	387,951	12,145,793

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Medicare Prescription Drug Act was signed into law December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy, which is not taxable, to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.

Defined Contribution Plan. The Company sponsors a defined contribution savings plan (Savings Plan) that is available to all employees. The Company contributes 50 percent of the first four percent of the participant’s compensation paid into the Savings Plan. Company contributions are 100 percent vested after five years of continuous service. Company contributions to the Savings Plan during the years ended December 31, 2006, 2005 and 2004 were $1.3 million, $1.2 million and $1.3 million, respectively.

The Company also provides certain retiree benefits through employer contributions to a qualified defined contribution plan, referred to as Retirement Power Accounts, with the amount generally varying based on age and years of service. Company contributions to Retirement Power Accounts during the years ended December 31, 2006, 2005 and 2004 were $4 million, $4 million and $4.3 million respectively

15. Stock-Based Compensation

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

On May 2, 2006 the stockholders of Southern Union Company adopted the Second Amended and Restated 2003 Plan (Second Amended 2003 Plan) which included the following changes to the Amended 2003 Plan:
•	An increase from 7,000,000 to 9,000,000 in the aggregate number of shares of stock that may be issued under the plan;
•	An increase from 725,000 to 1,500,000 in the total number of shares of stock that may be issued pursuant to stock awards, performance units and other equity-based rights; and
•	An increase from 4,000 to 5,000 in the maximum number of shares of restricted common stock that each non-employee director is eligible to receive annually.

Contingent upon the Second Amended 2003 Plan becoming effective, the Compensation Committee of the Board of Directors approved a grant of 5,000 shares of restricted common stock to each of the non-employee directors. The restricted stock awards contain certain restrictions that expired on January 2, 2007. The Second Amended 2003 Plan was approved by the Massachusetts Department of Telecommunications and Energy on October 13, 2006 and became effective upon the filing of a Form S-8 with the SEC on November 8, 2006.

Stock Options. Effective January 1, 2006, the Company adopted Statement No. 123R, using the modified prospective application method of transition, as defined in Statement No. 123R. After adoption of Statement No. 123R, the Company records the grant date fair value of share-based payment arrangements, net of estimated forfeitures, as compensation expense using a straight-line basis over the awards’ requisite service period. Prior to adoption, the Company used the intrinsic value method of accounting for stock-based compensation awards in accordance with APB No. 25, which generally resulted in no compensation expense for employee stock options with an exercise price no less than fair value on the date of grant. Under the modified prospective application method, Statement No. 123R applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005. Compensation cost for the portion of awards for which the requisite service has not been

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rendered that are outstanding as of December 31, 2005 is recognized as the requisite service is rendered on or after January 1, 2006. Additionally, no transition adjustment is generally permitted for the deferred tax assets associated with outstanding equity instruments.

The Company previously disclosed the fair value of stock options granted and the assumptions used in determining fair value, pursuant to Statement No. 123, Accounting for Stock-Based Compensation. The Company historically used a Black-Scholes valuation model to determine the fair value of stock options granted. Stock options (either incentive stock options or non-qualified options) and stock appreciation rights generally vest over a three-, four-or five-year period from the date of grant and expire ten years after the date of grant. As of December 31, 2005, outstanding stock options totaled 353,861 of which 29,739 were vested. The remaining 324,122 stock options vest over future periods and are used to determine compensation expense pursuant to the transition provisions of Statement No. 123R.

The Company attributes the requisite service period to the vesting period. The adoption of Statement No. 123R reduced Operating income, Earnings before income taxes, and Net earnings by $705,000, $705,000 and $568,000, respectively, for the year ended December 31, 2006.

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

The following table represents the Black-Scholes estimated ranges under the Company’s plans as of December 31, 2006:

	Year ended December 31,
	2006	2005	2004
Expected volatility	32.90%	37.04% to 37.36%	36.75%
Expected dividend yield	1.43%	0.00%	0.00%
Risk-free interest rate	4.69%	4.06% to 4.52%	4.95%
Expected life	6.00 years	6.25 years	6.00 years

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s outstanding stock options as of December 31, 2004, 2005 and 2006, and changes during the twelve months ended December 31, 2004, 2005 and 2006 is presented below:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Outstanding January 1, 2004	-	$-
Granted	249,193	16.83
Exercised	-	-
Forfeited	(31,423)	16.83
Outstanding December 31, 2004	217,770	$16.83
Granted	176,337	22.90
Exercised	(31,425)	16.83
Forfeited	(8,821)	16.83
Outstanding December 31, 2005	353,861	$19.88
Granted (1)	-	-
Exercised	(18,280)	17.37
Forfeited	(9,759)	20.13
Outstanding December 31, 2006	325,822	$20.01

Exercisable December 31, 2004	22,050	$16.83
Exercisable December 31, 2005	29,739	$16.83
Exercisable December 31, 2006	92,120	$19.67
___________________
(1) Excludes 37,114 stock appreciation rights (SARs) which vest in equal increments on December 27, 2007 through 2009. Each SAR entitles the holder to shares of Southern Union's common stock equal to the fair market value of Southern Union's common stock in excess of $28.07 for each SAR on the applicable vesting date.

As of December 31, 2006, there was $2.2 million of total unrecognized compensation cost related to non-vested stock option and SAR compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average contractual period of 2.7 years. The total fair value of options vested as of December 31, 2006 was $803,000. Compensation expense recognized related to stock options and SARs totaled $705,000 ($568,000, net of tax) for the year ended December 31, 2006. The aggregate intrinsic value of total options and SARs outstanding and exercisable at December 31, 2006 was $2.6 million and $763,000, respectively.

The intrinsic value of options exercised during the twelve month period ended December 31, 2006 was approximately $155,000. The Company realized an additional tax benefit of approximately $60,000 for the amount of intrinsic value in excess of compensation cost recognized during the year ended December 31, 2006.

Restricted Stock. The Second Amended 2003 Plan also provides for grants of restricted stock and restricted stock units. The restrictions associated with a grant of restricted stock under the Second Amended 2003 Plan generally expire equally over a period of three or four years. Restrictions on restricted stock expire at the end of the applicable period, which is also the requisite service period.

Financial Statement Index
PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of non vested restricted stock awards as of December 31, 2006 and changes during the twelve months ended December 31, 2006, is presented below:

	Number of	Weighted-Average
	Restricted Shares	Grant-Date
Nonvested Restricted Stock	Outstanding (1)	Fair-Value

Nonvested restricted shares at January 1, 2005	-	$-
Granted	43,050	24.08
Vested	-	-
Forfeited	-	-
Nonvested restricted shares at December 31, 2005	43,050	$24.08
Granted (2)	-	-
Vested	(11,036)	24.08
Forfeited	(6,872)	24.06
Nonvested restricted shares at December 31, 2006	25,142	$24.08
___________________
(1) There was no restricted stock activity during the year ended December 31, 2004.
(2) Excludes 52,846 equity-based units (Cash Restricted Units), which vest in equal increments on December 27, 2007 through 2009. Each Cash Restricted Unit entitles the holder to a cash payment equal to the closing price of the Company's common stock on the applicable vesting date.

As of December 31, 2006, there was $2 million of total unrecognized compensation cost related to non-expired, restricted stock and Cash Restricted Unit compensation arrangements granted under the restricted stock plans. That cost is expected to be recognized over a weighted-average contractual period of 2.6 years. The total fair value of restricted shares that vested during the year ended December 31, 2006 was $266,000. Compensation expense recognized related to restricted stock and Cash Restricted Units totaled $236,000 ($144,000, net of tax) during the year ended December 31, 2006.

The intrinsic value of restricted stock vested during the year ended December 31, 2006 was approximately $303,000.

16. Quarterly Financial Information (Unaudited)

The following table provides certain quarterly financial information for the periods presented.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2006	(In thousands)
Operating revenue	$144,643	$134,109	$143,397	$155,033	$577,182
Operating income	73,721	58,479	66,717	73,955	272,872
Net earnings	39,065	28,057	32,836	37,797	137,755

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2005	(In thousands)
Operating revenue	$135,400	$110,421	$115,945	$143,467	$505,233
Operating income	62,514	40,395	46,109	61,387	210,405
Net earnings	31,470	18,670	21,470	29,952	101,562

Financial Statement Index

Report of Independent Registered Public Accounting Firm

To Southern Union Company and the Board of Managers of
Panhandle Eastern Pipe Line Company, LP:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners' capital and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Panhandle Eastern Pipe Line Company, LP and subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with the accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of FASB Statement No. 158, "Employers' Accounting for Defined Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R)", as of December 31, 2006.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 1, 2007