Form 10-Q
period 2007-03-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2007-05-10
CIK 76063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2007

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
FORM 10-Q
March 31, 2007

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(In thousands of dollars)
Operating revenue
Transportation and storage of natural gas	$133,705	$121,332
LNG terminalling revenue	32,902	19,555
Other revenue	2,423	3,756
Total operating revenue	169,030	144,643

Operating expenses
Operation, maintenance and general	56,280	46,098
Depreciation and amortization	20,709	17,474
Taxes, other than on income	7,795	7,350
Total operating expenses	84,784	70,922

Operating income	84,246	73,721

Other income (expense)
Interest expense, net	(22,026)	(12,875)
Other, net	11,057	3,241
Total other income (expense)	(10,969)	(9,634)

Earnings before income taxes	73,277	64,087

Income taxes	28,796	25,022

Net earnings	$44,481	$39,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2007	December 31, 2006
Assets	(In thousands of dollars)

Current assets
Cash and cash equivalents	$427	$531
Accounts receivable, less allowances of $1,176 and $1,176, respectively	62,518	61,047
Accounts receivable - related parties (Note 5)	7,658	17,994
Gas imbalances - receivable	106,294	68,013
System gas and operating supplies (Note 3)	126,024	127,303
Deferred income taxes, net	3,410	3,117
Note receivable - CrossCountry Citrus	11,806	6,664
Other	8,381	10,691
Total current assets	326,518	295,360

Property, plant and equipment
Plant in service	2,465,776	2,418,917
Construction work-in-progress	163,446	166,085
	2,629,222	2,585,002
Less accumulated depreciation and amortization	225,700	207,606
Net property, plant and equipment	2,403,522	2,377,396

Investment in affiliate	1,604	1,457

Note receivable - Southern Union	168,205	148,655
Note receivable - CrossCountry Citrus	446,530	458,336
Intangibles, net	7,532	7,618
Debt issuance cost	3,651	2,376
Non-current system gas (Note 3)	13,222	14,850
Other	2,306	2,472

Total assets	$3,373,090	$3,308,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2007	December 31, 2006
	(In thousands of dollars)
Partners' Capital
Partners' capital	$1,086,204	$1,041,723
Accumulated other comprehensive income (Note 8)	14,570	15,477
Tax sharing note receivable - Southern Union	(16,431)	(16,431)
Total partners' capital	1,084,343	1,040,769

Long-term debt (Note 7)	1,627,905	1,185,391
Total capitalization	2,712,248	2,226,160

Current liabilities
Current portion of long-term debt (Note 7)	11,806	461,011
Accounts payable	3,087	6,679
Accounts payable - overdrafts	6,567	23,776
Accounts payable - related parties (Note 5)	27,584	15,962
Gas imbalances - payable	190,772	144,137
Accrued taxes	37,111	12,030
Accrued interest	8,516	19,669
Retained fuel obligation	6,920	12,418
Labor and benefit accruals	8,110	16,868
Other operating expense accruals	7,030	9,832
Capital accruals	20,121	26,929
Other	17,579	20,623
Total current liabilities	345,203	769,934

Deferred income taxes, net	248,932	243,697
Post-retirement benefits	2,824	4,436
Other	63,883	64,293
Commitments and contingencies (Note 11)

Total partners' capital and liabilities	$3,373,090	$3,308,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(In thousands of dollars)
Cash flows provided by (used in) operating activities:
Net earnings	$44,481	$39,065
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,709	17,474
Deferred income taxes	5,319	12,952
Gain on sale of assets	-	(1,654)
Debt premium and discount amortization, net	(109)	(323)
Changes in operating assets and liabilities	21,531	(4,107)
Net cash flows provided by operating activities	91,931	63,407

Cash flows provided by (used in) investing activities:
Net increase in note receivable - Southern Union	(19,550)	(36,050)
Capital and investment expenditures	(53,527)	(30,469)
Sale of assets	-	2,450
Decrease in note receivable - CrossCountry Citrus	6,664	-
Other	(599)	(229)
Net cash flows used in investing activities	(67,012)	(64,298)

Cash flows provided by (used in) financing activities:
Increase (decrease) in bank overdrafts	(17,209)	442
Debt issuance	455,000	-
Debt retirements	(462,289)	-
Debt issuance costs	(525)	-
Net cash flows provided by (used in) financing activities	(25,023)	442

Change in cash and cash equivalents	(104)	(449)

Cash and cash equivalents at beginning of period	531	585
Cash and cash equivalents at end of period	$427	$136

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

	Partners' Capital	Accumulated Other Comprehensive Income	Tax Sharing Note Receivable-Southern Union	Total
	(In thousands of dollars)

Balance January 1, 2007	$1,041,723	$15,477	$(16,431)	$1,040,769

Comprehensive income:
Net earnings	44,481	-	-	44,481
Recognized prior service credit related to other
postretirement plan, net of tax	-	(678)	-	(678)
Net gain related to interest rate swaps, net of tax	-	(229)	-	(229)
Comprehensive income	44,481	(907)	-	43,574

Balance March 31, 2007	$1,086,204	$14,570	$(16,431)	$1,084,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ITEM 1. Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Panhandle Eastern Pipe Line Company, LP, a Delaware limited partnership (PEPL), and its subsidiaries (collectively, Panhandle, or the Company), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. These statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (GAAP), and should be read in conjunction with Panhandle’s financial statements and notes thereto for the twelve months ended December 31, 2006, included in Panhandle’s Form 10-K filed with the SEC. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Due to seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.

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

The Company’s pipeline assets include approximately 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.3 billion cubic feet per day (Bcf/d) and approximately 66 billion cubic feet (Bcf) of owned underground storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America, based on current send out capacity, and has 9.0 Bcf of above ground LNG storage capacity.

Southern Union Panhandle, LLC, a direct wholly-owned subsidiary of Southern Union Company, serves as the general partner of PEPL and owns a one percent general partner interest. Southern Union Company owns a ninety-nine percent limited partner interest in PEPL.

2. New Accounting Principles

Accounting Principles Recently Adopted.

FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48):  Issued by the Financial Accounting Standards Board (FASB) in June 2006, the Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition and measurement threshold attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company’s condensed consolidated financial statements have not been materially impacted by the adoption of FIN 48 as of January 1, 2007. See Note 10 - Accounting for Uncertainty in Income Taxes.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounting Principles Not Yet Adopted.

FASB Statement No. 157, “Fair Value Measurements”: Issued by the FASB in September 2006, this Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within GAAP. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Interpretation on its condensed consolidated financial statements.

FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”: Issued by the FASB in February 2007, this Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement on its condensed consolidated financial statements.

3. System Gas and Operating Supplies

System gas and operating supplies consist of gas held for operations and materials and supplies, both of which are carried at the lower of weighted average cost or market, while gas received from or owed back to customers is valued at market. The gas held for operations that the Company does not expect to consume in operations in the next 12 months is reflected in non-current assets. Gas held for operations at March 31, 2007 was $125.8 million, or 17,534,944 million British thermal units (MMBtu), of which $13.2 million was classified as non-current. Gas held for operations at December 31, 2006 was $129.4 million, or 20,965,000 MMBtu, of which $14.9 million was classified as non-current. Materials and supplies inventories was $13.4 million and $13.2 million at March 31, 2007 and December 31, 2006, respectively.

4. Regulatory Matters

The Company has commenced construction of an additional enhancement at its Trunkline LNG terminal. This infrastructure enhancement project, which is expected to cost approximately $250 million, plus capitalized interest, will increase send out flexibility at the terminal and lower fuel costs. The project is scheduled to be in operation in 2008. In addition, Trunkline LNG and BG LNG Services agreed to extend the existing terminal and pipeline services agreements through 2028, representing a five-year extension. Approximately $59.3 million and $40.8 million of costs are included in the line item Construction work-in-progress at March 31, 2007 and December 31, 2006, respectively.

The Company has received approval from FERC to modernize and replace various compression facilities on PEPL. Such replacements will be made at twelve different compressor stations and are expected to be installed by the end of 2009. The estimated cost of these replacements is approximately $290 million, which includes the compression component of a PEPL east end project already under construction. The Company has also filed for FERC approval to replace approximately 32 miles of existing pipeline on the east end of the PEPL system with a current estimated cost of approximately $80 million, which would further improve system integrity. The project is planned to be completed in late 2007. Approximately $36.7 million and $57.9 million of costs related to these projects are included in the line item Construction work-in-progress at March 31, 2007 and December 31, 2006, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Trunkline has announced a field zone expansion project, which includes adding capacity to its pipeline system in Texas and Louisiana to increase deliveries to Henry Hub. The field zone expansion project includes the previously announced north Texas expansion as well as additional capacity to Henry Hub. Trunkline will increase the capacity along existing rights of way from Kountze, Texas, to Longville, Louisiana, by approximately 510 million cubic feet per day with the construction of approximately 45 miles of 36-inch diameter pipeline. The project includes horsepower additions and modifications at existing compressor stations. Trunkline also will create additional capacity to Henry Hub with the construction of a 13.5-mile, 36-inch diameter pipeline loop from Kaplan, Louisiana, directly into Henry Hub. The Henry Hub lateral will provide capacity of 475 million cubic feet per day from Kaplan, Louisiana to Henry Hub. Trunkline received FERC approval on April 23, 2007. This project has an anticipated in-service date during the fourth quarter of 2007. The Company estimates the project will cost approximately $200 million, plus capitalized interest including a $40 million contribution in aid of construction (CIAC) to a subsidiary of Energy Transfer, L.P. (Energy Transfer), a non-affiliated entity, to move its delivery point to a location near Buna, Texas, increasing the field zone project capacity by up to 330,000 dekatherms per day. Energy Transfer has recently indicated that the Buna route is problematic and the parties are currently engaged in discussion of alternate delivery points. The ultimate return and accounting for the CIAC to Energy Transfer depends on completion of construction by Energy Transfer, additional capacity created and sale by Trunkline of the additional capacity. Approximately $17.2 million and $12.5 million of costs for this project are included in the line item Construction work-in-progress at March 31, 2007 and December 31, 2006, respectively.

FERC is responsible under the Natural Gas Act for assuring that rates charged by interstate pipelines are "just and reasonable". To enforce that requirement, FERC applies a ratemaking methodology that determines an allowed rate of return on common equity for the companies it regulates. On October 25, 2006, a group including producers and various trade associations filed a complaint under Section 5 of the Natural Gas Act against Southwest Gas Storage requesting that FERC initiate an investigation into Southwest Gas Storage’s rates, terms and conditions of service and grant immediate interim rate relief. FERC initiated a Section 5 proceeding on December 21, 2006, setting this issue for hearing. Pursuant to FERC order, Southwest Gas Storage filed a cost and revenue study with FERC on February 20, 2007, with a hearing scheduled for August 27, 2007. The ultimate resolution of the Southwest Gas Storage matter has many variables and potential outcomes and it is impossible to predict its timing or materiality at this time. No proceeding has been initiated against PEPL, but any potential rate reductions from such a proceeding would be expected to be mitigated by the impact of significant ongoing capital spending at PEPL for pipeline integrity, safety, environmental (including air emissions), compression modernization and other requirements.

On January 26, 2007, Southwest Gas Storage filed an abandonment application to reduce the certificated storage capacity of its North Hopeton field by approximately 6 Bcf. This filing brings the certificated capacity in line with operational performance of the field. Southwest Gas Storage has entered into a third party agreement to replace this storage capability.

On December 15, 2003, the U.S. Department of Transportation issued a final rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the regulation defines as “high consequence areas” (HCAs). This rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002. The rule requires operators to have identified HCAs along their pipelines by December 2004, and to have begun baseline integrity assessments, comprised of in-line inspection (smart pigging), hydrostatic testing or direct assessment, by June 2004. Operators must rank the risk of their pipeline segments containing HCAs and must complete assessments on at least 50 percent of the segments using one or more of these methods by December 2007. Assessments will generally be conducted on the higher risk segments first, with the balance being completed by December 2012. The costs of utilizing these methods typically range from a few thousand dollars per mile to well over $15,000 per mile. In addition, some system modifications will be necessary to accommodate the in-line inspections. All systems operated by the Company will be compliant with the rule; however, while identification and location of all the HCAs has been completed, it is not practicable to determine the total scope of required remediation activities prior to completion of the assessments and inspections. The required modifications and inspections are preliminarily estimated to be in the range of approximately $22.5 million to $30 million per year through 2009, inclusive of remediation costs.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Related Party Transactions

PEPL receives transportation revenues from Missouri Gas Energy, a Southern Union division, which account for less than one percent of annual consolidated revenues. The following table provides a summary of related party transactions for the periods presented.

	Three Months Ended
	March 31,
Related Party Transactions	2007	2006
	(In thousands)

Transportation and storage of natural gas	$1,393	$1,456
Operation and maintenance:
Management and royalty fees	4,225	3,616
Other expenses	7,912	4,565
Other income, net	10,488	1,480

Pursuant to a demand note with Southern Union Company under a cash management program, the Company has loaned excess cash, net of repayments, totaling $168.2 million to Southern Union since Southern Union acquired the Company. Net loans of $19.5 million were recorded during the three-month period ended March 31, 2007. The Company is credited with interest on the note at a one month LIBOR rate. Included in Other, net in the accompanying Condensed Consolidated Statement of Operations is interest income of $1.9 million and $1.4 million for the three-month periods ended March 31, 2007 and 2006, respectively, related to interest on the Note receivable - Southern Union. Due to uncertainties regarding the timing of the Company’s cash flows, including financings, capital expenditures, operating cash flows, the Company is reflecting the Note receivable - Southern Union as a non-current asset at March 31, 2007. The Company does have access to the funds via the demand note and does expect repayment to ultimately occur, with a portion or all amounts possibly drawn during 2007.

On December 1, 2006, LNG Holdings, as borrower, and PEPL and CrossCountry Citrus, LLC (CrossCountry Citrus) as guarantors, entered into a $465 million unsecured term loan facility due April 4, 2008 (2006 Term Loan) with various financial institutions. On December 1, 2006, LNG Holdings loaned the proceeds of the 2006 Term Loan to CrossCountry Citrus in exchange for an interest-bearing promissory note with a principal amount of $465 million, the amount of the proceeds of the 2006 Term Loan. Accrued interest under the promissory note is payable quarterly. The interest rate under the promissory note is based on the interest rate under the 2006 Term Loan, which at March 31, 2007 was a floating rate at 6.20 percent, plus a credit spread over LIBOR of 112.5 basis points. Included in Other, net in the accompanying Condensed Consolidated Statement of Operations is interest income of $8.4 million for the three-month period ended March 31, 2007 related to interest on the Note receivable - CrossCountry Citrus.

Southern Union structured the acquisition of PEPL in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986. For tax purposes, the Company’s assets that were part of the exchange were recorded at the tax basis of the Southern Union Company assets for which they were exchanged. The resulting transaction generated an estimated deferred tax liability of approximately $91 million at the acquisition date and a corresponding receivable from Southern Union reflected as a reduction to Partners Capital on the Company’s Condensed Consolidated Balance Sheet. Repayment of the receivable from Southern Union is limited to actual tax liabilities otherwise payable by the Company pursuant to the tax sharing agreement with Southern Union Company. The Company recorded a reduction of $27.3 million in 2006 to the tax sharing note receivable resulting from an Internal Revenue Service (IRS) audit of the Southern Union federal income tax return for the period ended June 30, 2003.

Accrued taxes at March 31, 2007 included $23.5 million which was settled in the second quarter of 2007 per the tax-sharing agreement with Southern Union.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a summary of the accounts receivable and payable related party balances included in the Condensed Consolidated Balance Sheet at the dates indicated.

Related Party	March 31, 2007	December 31, 2006
	(In thousands)
Accounts receivable - related parties:
Southern Union (1)	$-	$14,448
Other (2)	7,658	3,546
	7,658	17,994
Accounts payable - related parties:
Southern Union (3)	$24,198	$14,978
Other (4)	3,386	984
	$27,584	$15,962

______________________________
(1)	Primarily related to expenditures made on behalf of Southern Union and interest associated with the Note receivable - Southern Union.
(2)	Primarily related to interest from CrossCountry Citrus in 2007 and CrossCountry Energy transition service costs in 2006.
(3)	Primarily related to corporate services and payroll funding provided by Southern Union and reimbursable medical and insurance costs paid by Southern Union on behalf of the Company.
(4)	Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of the Company.

6. Derivatives Instruments and Hedging Activities

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

On April 29, 2005, existing LNG Holdings’ bank loans due in January 2007 were repaid in full using the proceeds from a credit agreement entered into on April 26, 2005 which was due in March 2007. Interest rate swaps previously designated as cash flow hedges of the LNG Holdings’ bank loans were terminated upon repayment of the loans on April 29, 2005. As a result, a gain of $3.5 million ($2.1 million, net of tax), was recorded in Accumulated other comprehensive income in the Condensed Consolidated Balance Sheet and was amortized to interest expense through the maturity date of the original bank loans in 2007. For the three month periods ended March 31, 2007 and 2006, a realized gain of $384,000 ($229,000, net of tax) and $463,000 ($278,000, net of tax), respectively was included in Accumulated other comprehensive income related to these swaps. Current market pricing models were used to estimate fair values of interest rate swap agreements.

In March 2004, the Company entered into interest rate swaps to hedge the risk associated with the fair value of its $200 million 2.75 percent Senior Notes. These swaps were terminated in March 2007 upon repayment of the related debt. See related information in Note 7 - Debt.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Debt

Long-term Debt Obligations	March 31, 2007	December 31, 2006
	(In thousands)

2.75% Senior Notes due 2007	$-	$200,000
4.80% Senior Notes due 2008	300,000	300,000
6.05% Senior Notes due 2013	250,000	250,000
6.50% Senior Notes due 2009	60,623	60,623
8.25% Senior Notes due 2010	40,500	40,500
7.00% Senior Notes due 2029	66,305	66,305
Term Loan due 2007	-	255,626
Term Loan due 2008	458,336	465,000
Term Loan due 2012	455,000	-
Net premiums on long-term debt	8,947	9,613
Total debt outstanding	1,639,711	1,647,667
Current portion of long-term debt	(11,806)	(461,011)
Interest rate swaps (2.75% Senior Notes)	-	(1,265)
Total long-term debt	$1,627,905	$1,185,391

The Company has $1.64 billion of debt recorded at March 31, 2007. Debt of $726.4 million, including net premiums of $8.9 million, is at fixed rates ranging from 4.80 percent to 8.25 percent, with an average interest rate for 2007 of 5.50 percent including debt premium, discount and issuance cost amortization and 5.78 percent excluding debt premium, discount and issuance cost amortization. The $913.3 million of floating rate debt had an average interest rate of 6.13 percent for the three-month period ended March 31, 2007.

On March 13, 2007, LNG Holdings, as borrower, and PEPL and Trunkline LNG, as guarantors, entered into a $455 million unsecured term loan facility due March 13, 2012 (2012 Term Loan).  The interest rate under the 2012 Term Loan is a floating rate tied to a LIBOR rate or prime rate at the Company’s option, in addition to a margin tied to the rating of PEPL’s unsecured senior funded debt.  At March 31, 2007, the interest rate was 5.98 percent, including a credit spread of 62.5 basis points over LIBOR.  The proceeds of the 2012 Term Loan were used to repay approximately $455 million in existing indebtedness that matured in March 2007, including the $200 million 2.75 percent Senior Notes and the LNG Holdings $255.6 million term loan.

The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens. At March 31, 2007, the Company, based on the currently most restrictive debt covenant requirements, was subject to a $274.1 million limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $302.9 million of additional secured or subsidiary level indebtedness or other defined liens based on a limitation on liens covenant. The Company is also subject to a limitation of $374.1 million of total additional indebtedness. At March 31, 2007, the Company was in compliance with all covenants.

At March 31, 2007, the Company had scheduled payments of $11.8 million, $746.6 million, $60.6 million, $40.5 million, nil and $771.3 million for remainder of 2007, the years 2008 through 2011 and in total thereafter, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Retirement of Debt Obligations

The Company plans to refinance or retire its $746.6 million of debt maturing in 2008 with proceeds from one or a combination of (i) new public debt or equity offering(s); (ii) bank financings; (iii) operating activities; and (iv) existing credit facilities. The Company is in the preliminary stages of planning for the refinancing of debt coming due in 2008. While an inability to repay these obligations would cause a material adverse change to the Company’s financial condition, the Company reasonably believes that it has the ability to refinance these obligations within the required timeframes, although there can be no assurances that the anticipated refinancings will occur.

8. Accumulated Other Comprehensive Income

The table below provides an overview of comprehensive income for the periods indicated.

	Three Months
	Ended March 31,
	2007	2006
	(In thousands)

Net earnings	$44,481	$39,065

Realized (gain) loss on cash flow hedging
activities, net of taxes of $(155) and $(185), respectively	(229)	(276)
Reclassification of prior service credit relating to other postretirement
benefits into earnings, net of taxes of $(222) and $0, respectively	(678)	-
Unrealized gain (loss) on cash flow hedging
activities net of taxes of $0 and $0, respectively	-	(2)
Total other comprehensive income (loss)	(907)	(278)

Total comprehensive income	$43,574	$38,787

The table below provides an overview of the components in Accumulated other comprehensive income (loss) as of the periods indicated:

	March 31,	December 31,
Components in Accumulated Other Comprehensive Income (loss)	2007	2006
	(In thousands)

Other postretirement plan - net actuarial loss and prior service credit, net of tax	$14,570	$15,248
Interest rate hedges, net of tax	-	229
Total Accumulated other comprehensive income, net of tax	$14,570	$15,477

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Postretirement Benefits

Net periodic benefit cost for the three-month periods ended March 31, 2007 and 2006 includes the components noted in the table below.

	Postretirement Benefits
	Three Months Ended
	March 31,
	2007	2006
	(In thousands)

Service cost	$336	$440
Interest cost	511	544
Expected return on plan assets	(483)	(344)
Prior service credit amortization	(900)	(911)
Recognized actuarial loss	-	127
Net periodic benefit cost	$(536)	$(144)

10. Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 prescribes a recognition and measurement threshold attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The Company adopted FIN 48, on January 1, 2007. As a result of the implementation of FIN 48 there was no material impact on the condensed consolidated financial statements and no adjustment to Partners’ capital. The Company had no unrecognized tax benefits at January 1, 2007 or March 31, 2007.

The Company’s policy is to classify and accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense in its Condensed Consolidated Statement of Operations, which is consistent with the recognition of these items in prior reporting periods.

The Company is no longer subject to U.S. federal, state or local examinations, for the tax year ended June 30, 2002 and prior years. Although the Company’s parent, Southern Union Company has settled the IRS examination of the year ended June 30, 2003, the statute remains open with the IRS until December 31, 2007. The state impact of the federal change remains subject to state and local examination, for a period of up to one year after formal notification to the state and local jurisdictions.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Hope Land Mineral Corporation (Hope Land) contends that it owns the storage rights to property that contains a portion of the Company’s Howell storage field. During June 2003, the Michigan Court of Appeals reversed the trial court’s previous order, which had granted summary judgment in favor of the Company and dismissed the case. The Company filed an appeal of the Court of Appeals order with the Michigan Supreme Court, which was denied in December of 2003. In April 2005, Hope Land filed trespass and unjust enrichment complaints against the Company to prevent running of the statute of limitations. The Company then filed an action for condemnation to obtain the storage rights from Hope Land. Pursuant to a pre-filing settlement with Hope Land, the Company obtained legal title to the storage rights upon the filing of the condemnation action. The unjust enrichment claims were dismissed and then reinstated on December 6, 2006. The trial commenced in April 2007, and on May 2, 2007, the jury awarded Hope Land total compensation of approximately $91,000 in respect of condemnation and trespass.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Environmental Remediation. The Company is responsible for environmental remediation at certain sites on its gas transmission systems. The contamination resulted from the past use of lubricants containing polychlorinated biphenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. The Company has developed and is implementing a program to remediate such contamination. Remediation and decontamination has been completed at each of the 35 compressor station sites where auxiliary buildings that house the air compressor equipment were impacted by the past use of lubricants containing PCBs. At some locations, PCBs have been identified in paint that was applied many years ago. A program has been implemented to remove and dispose of PCB impacted paint during painting activities. At one location on the Trunkline system, PCBs were recently discovered on the painted surfaces of equipment in a building that is outside of the scope of the compressed air system program and the existing PCB impacted paint program. The estimated cost to remediate the painted surfaces at this location is approximately $300,000. An assessment program is being developed to determine whether this condition exists at any of the other 78 similar buildings on the PEPL and Trunkline systems. Until the results of the assessment program are available, the costs associated with remediation of the painted surfaces cannot be reasonably estimated.

Other remediation typically involves the management of contaminated soils and may involve remediation of groundwater. Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility. The ultimate liability and total costs associated with these sites will depend upon many factors. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Company could potentially be held responsible for contamination caused by other parties. In some instances, such as the Pierce waste oil sites described below, the Company may share liability associated with contamination with other potentially responsible parties (PRP). The Company may also benefit from contractual indemnities that cover some or all of the cleanup costs. These sites are generally managed in the normal course of business or operations. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

PEPL and Trunkline, together with other non-affiliated parties, have been identified as potentially liable for conditions at three former waste oil disposal sites in Illinois - the Pierce Oil Springfield site, the Dunavan Waste Oil site and the McCook site. PEPL and Trunkline received notices of potential liability from the United States Environmental Protection Agency (U.S. EPA) for the Dunavan site by letters dated September 30, 2005. The notices demanded reimbursement to the U.S. EPA for costs incurred to date in the amount of approximately $1.8 million and encouraged each PRP to voluntarily negotiate an administrative settlement agreement with the U.S. EPA within certain limited time frames providing for the PRPs to conduct or finance the response activities required at the site. The demand was declined in a joint letter dated December 15, 2005 by the major PRPs, including PEPL and Trunkline. Although no formal notice has been received for the Pierce Oil Springfield site, special notice letters are anticipated and the process of listing the site on the National Priority List has begun. No formal notice has been received for the McCook site. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

On June 16, 2005, PEPL experienced a release of liquid hydrocarbons near Pleasant Hill, Illinois. The release occurred in the form of a mist at a valve that was in use to reduce the pressure in the pipeline as part of maintenance activities. The hydrocarbon mist affected several acres of adjacent agricultural land and a nearby marina. Approximately 27 gallons of hydrocarbons reached the Mississippi River. PEPL contacted appropriate federal and state regulatory agencies and the U.S. EPA took the lead role in overseeing the subsequent cleanup activities, which have been completed. PEPL has resolved claims of affected boat owners and the marina operator. PEPL received a violation notice from the Illinois Environmental Protection Agency (IEPA) alleging that PEPL was in apparent violation of several sections of the Illinois Environmental Protection Act by allowing the release. The violation notice did not propose a penalty. Responses to the violation notice were submitted and the responses were discussed with the agency. On December 14, 2005, the IEPA notified PEPL that the matter might be considered for referral to the Office of the Attorney General, the State’s Attorney or the U.S. EPA for formal enforcement action and the imposition of penalties. By letter dated November 22, 2006, PEPL received a follow-up information request from the IEPA on the status of certain measures PEPL had agreed to undertake in connection with the original responses to the violation notice. The Company believes the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On July 10, 2006, PEPL identified the possible subsurface release of approximately 745 gallons of methanol from a tank located at the Howell compressor station. Subsequent testing of the tank and associated piping confirmed that a release had taken place. Impacted soils were excavated in accordance with state specific regulatory requirements. The impacted soils were transported to an authorized disposal facility. The appropriate federal and state environmental agencies were notified of this release. The Michigan Department of Environmental Quality (MDEQ) conducted an inspection of the remediation effort on October 17, 2006 and indicated that an appropriate response and remediation action had been implemented. A final remediation report was submitted to the MDEQ and U.S. EPA on January 25, 2007. The Company believes the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

The table below reflects the amount of accrued liabilities recorded in the Condensed Consolidated Balance Sheet at March 31, 2007 and December 31, 2006 to cover probable environmental response actions:

	March 31,	December 31,
	2007	2006
	(In thousands)

Current	$1,962	$1,962
Noncurrent	6,845	6,760
Total Environmental Liabilities	$8,807	$8,722

Air Quality Control. The U.S. EPA issued a final rule on regional ozone control (NOx SIP Call) in April 2004 that impacts the Company in two midwestern states, Indiana and Illinois. Based on a U.S. EPA guidance document negotiated with gas industry representatives in 2002, the Company is required in states that follow the U.S. EPA guidance to reduce nitrogen oxide (NOx) emissions by 82 percent on the identified large internal combustion engines and will be able to trade off engines within the Company in an effort to create a cost effective NOx reduction solution. The final implementation date is May 2007. The rule will affect 20 large internal combustion engines on the Company’s system in Illinois and Indiana with an approximate cost of $22.3 million for capital improvements through 2007, based on current projections. Approximately $21.7 million of the $22.3 million of capital expenditures has been incurred as of March 31, 2007. Indiana has promulgated state regulations to address the requirements of the NOx SIP Call rule that essentially follow the U.S. EPA guidance.

In early April, 2007 the IEPA proposed a rule to the Illinois Pollution Control Board (IPCB) for adoption to control NOx emissions from reciprocating engines and turbines, including a provision applying the rule beyond issues addressed by federal provisions, pursuant to a blanket statewide application.  The proposed Illinois rule requires controls on engines regulated under the U.S. EPA NOx SIP Call by May 1,  2007 and the remaining engines by January 1, 2011.  The state is requiring the controls to comply with U.S. EPA rules regarding the NOx SIP Call, ozone non-attainment and fine particulate standards. However, the statewide applicability provision proposed by the IEPA reaches beyond federal requirements without apparent justification. A pipeline consortium including PEPL and Trunkline filed an objection to the rule on April 16, 2007 requesting the IPCB to bifurcate and address separately the statewide applicability provision. The pipeline consortium specifically objected to treatment of the statewide applicability issue under an Illinois “Fast Track” rulemaking process. The Fast Track rulemaking process was developed and premised on meeting federally driven requirements.  In an order dated April 19, 2007, the IPCB set in motion a schedule of hearings based on the Fast Track process pending the IPCB’s ruling on the objections.  The IEPA filed a response to the objections on May 1, 2007.  The first hearing is scheduled to start on May 21, 2007. The statewide applicability portion of the proposed Illinois rule serves as the primary driver of costs for PEPL and Trunkline. As currently proposed, the rule applies to all PEPL and Trunkline stations in Illinois. Preliminary estimates indicate compliance with the proposed rule would require minimum capital expenditures of approximately $45 million for emission controls in addition to the $22.3 million associated with federally based NOx reductions described above.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline’s Cypress compressor station is affected and requires the installation of emission controls. New regulations also require certain grandfathered facilities in Texas to enter into the new source permit program which may require the installation of emission controls at one additional facility owned by the Company. Management estimates capital improvements of $17.6 million will be needed at the two affected Texas locations. Approximately $16.4 million of the $17.6 million of capital expenditures have been incurred as of March 31, 2007. Permit limits were placed on grandfathered engines at two facilities in West Texas that are owned by PEPL. An estimated $3 million in capital expenditures will be required to comply with permit limitations.

The U.S. EPA promulgated various Maximum Achievable Control Technology (MACT) rules in February 2004. The rules require that PEPL and Trunkline control Hazardous Air Pollutants (HAPs) emitted from certain internal combustion engines at major HAPs sources. Most PEPL and Trunkline compressor stations are major HAPs sources. The HAPs pollutant of concern for PEPL and Trunkline is formaldehyde. As promulgated, the rule seeks to reduce formaldehyde emissions by 76 percent from these engines. Catalytic controls will be required to reduce emissions under these rules with a final implementation date of June 2007. PEPL and Trunkline could have up to 20 internal combustion engines subject to the rules. Management expects that compliance with these regulations will necessitate an estimated expenditure of $1.1 million for capital improvements, based on current projections. Most of the expenditures are required to lower facility emissions below thresholds of the EPA MACT applicability.

Spill Control. Environmental regulations were recently modified for the U.S. EPA’s Spill Prevention, Control and Countermeasures program. The Company is currently reviewing the impact of the modifications on its operations and expects to expend resources on tank integrity testing and any associated corrective actions as well as potential upgrades to containment structures. Costs associated with tank integrity testing and resulting corrective actions cannot be estimated with certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Commitments and Contingencies.

Kaplan Compressor Station Damage. On April 21, 2006, Trunkline experienced a fire at its Kaplan, Louisiana compressor station which resulted in damages to the facilities. Trunkline estimates capital expenditures associated with the fire will be approximately $11 million, $7.3 million of which is included in the line item Construction work in progress at March 31, 2007, before consideration of potential insurance recoveries which are subject to a $5 million deductible. The Company does not expect this incident to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Hurricane Damage. Late in the third quarter of 2005, after coming through the Gulf of Mexico, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast. These hurricanes caused damage to property and equipment owned by Sea Robin, Trunkline and Trunkline LNG. As of March 31, 2007, the Company has incurred approximately $32 million of capital expenditures related to the hurricanes, primarily for replacement or abandonment of damaged property and equipment at Sea Robin and construction project delays at the Trunkline LNG terminal.

The Company anticipates reimbursement from its property insurance carriers for a significant portion of damages from Hurricane Rita in excess of its $5 million deductible. Such reimbursement is currently estimated by the Company’s property insurance carrier ultimately to be limited to 70 percent of the portion of the claimed damages accepted by the insurance carrier, but the amount is subject to the level of total ultimate claims from all companies relative to the carrier’s $1 billion total limit on payout per event. An estimated $10 million of the costs incurred related to the Trunkline LNG terminal expansion delays are not eligible for insurance recovery. As of March 31, 2007, the Company has received payments of $1.6 million from its insurance carriers. No receivables due from the insurance carriers have been recorded as of March 31, 2007.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In addition, after the 2005 hurricanes, the MMS mandated inspections by leaseholders and pipeline operators along the hurricane tracks. The Company has detected exposed pipe and other facilities on Trunkline and Sea Robin that must be re-covered to comply with applicable regulations. Capital expenditures are estimated at $4.8 million, $1.2 million of which had been incurred as of March 31, 2007. The Company will seek recovery of these expense and capital amounts as part of the hurricane-related claims.

Energy Transfer Commitment. In November 2006, PEPL provided a guaranty to a subsidiary of Energy Transfer, a non-affiliate, for the full performance by Trunkline of a $40 million CIAC obligation related to a modification of the field zone expansion project expected to be completed in late 2007. The CIAC would be made by Trunkline upon movement of Energy Transfer’s delivery point to a location near Buna, Texas.  Energy Transfer has recently indicated that the Buna route is problematic and the parties are currently engaged in discussion of alternate delivery points. The ultimate return and accounting for the CIAC to Energy Transfer depends on completion of construction by Energy Transfer, additional capacity created and sale by Trunkline of the additional capacity.

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

Overview

The Company is primarily engaged in the interstate transportation and storage of natural gas and also provides LNG terminalling and regasification services, with rates and services regulated by FERC. The Company’s entities include PEPL, Trunkline, Sea Robin, Trunkline LNG and Southwest Gas Storage. Collectively, the pipeline assets include approximately 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.3 billion cubic feet per day (Bcf/d) and approximately 66 billion cubic feet (Bcf) of owned underground storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America, based on current send out capacity, and has 9.0 Bcf of above ground LNG storage capacity.

The Company earns the majority of its revenue by entering into firm transportation and storage contracts, providing capacity for customers to transport or store natural gas in its facilities. Approximately 24 percent of the Company’s total operating revenue comes from long-term service agreements with local distribution company customers and their affiliates. The Company also provides firm transportation services under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the Company’s pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis. Demand for gas transmission on the Company’s pipeline systems is seasonal, with the highest throughput and a higher portion of annual total operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters. Average reservation revenue rates realized by the Company are dependent on certain factors, including but not limited to rate regulation, customer demand for reserved capacity, capacity sold levels for a given period and, in some cases, utilization of capacity. Commodity revenues are also dependent upon a number of variable factors including weather, storage levels, and customer demand for firm interruptible and parking services.  For the years 2004, 2005 and 2006, the Company’s combined throughput was 1,284 trillion British thermal units (TBtu), 1,214 TBtu and 1,180 TBtu, respectively. For the three-month periods ended March 31, 2007 and 2006, the Company’s combined throughput was 371 TBtu and 302 TBtu, respectively.

The Company’s regulated transportation and storage businesses periodically file (or can be required to file) for changes in their rates, which are subject to approval by FERC. Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to negatively impact the Company’s results of operations and financial condition.

Results of Operations

	Three Months Ended March 31,
	2007	2006	Change
	(In thousands)

Operating revenue:
Transportation and storage of natural gas	$133,705	$121,332	$12,373
LNG terminalling revenue	32,902	19,555	13,347
Other revenue	2,423	3,756	(1,333)
Total operating revenue	169,030	144,643	24,387

Operating expenses:
Operation, maintenance and general	56,280	46,098	10,182
Depreciation and amortization	20,709	17,474	3,235
Taxes, other than on income	7,795	7,350	445
Total operating expenses	84,784	70,922	13,862
Operating income	84,246	73,721	10,525

Other income (expense):
Interest expense, net	(22,026)	(12,875)	(9,151)
Other, net	11,057	3,241	7,816
Total other expense, net	(10,969)	(9,634)	(1,335)

Earnings before income taxes	73,277	64,087	9,190

Income taxes	28,796	25,022	3,774

Net earnings	$44,481	$39,065	$5,416

Operating Revenue. For the three-month period ended March 31, 2007, operating revenue increased $24.4 million versus the same period in 2006 primarily due to:
•
A $13.3 million increase in LNG terminalling revenue due to a capacity increase on the BG LNG Services contract as a result of the Trunkline LNG Phase I and Phase II expansions, which were placed in service in April, 2006 and July, 2006, respectively, as well as higher volumes resulting from an increase in LNG cargoes; and

•
Increased transportation and storage revenue of $12.4 million due to higher parking revenues of $4.7 million, higher reservation revenues of $4.3 million, which were primarily driven by higher average rates on contracts, higher storage revenues of $2.3 million due to increased contracted capacity and higher commodity revenues of $1.1 million due to higher volumes.

Operating Expenses. Operating expenses for the three-month period ended March 31, 2007 increased $13.9 million versus the same period in 2006 primarily due to:
•	Increased depreciation and amortization expense of $3.2 million due to an increase in property, plant and equipment placed in service, including the Trunkline LNG Phase I and Phase II expansions;
•	An increase in operation, maintenance and general expenses of $10.2 million primarily due to:
o	a $3.8 million increase in corporate costs due to Southern Union’s disposition of certain assets during 2006 resulting in a larger allocation of corporate costs to the remaining business units;
o	a $2.1 million increase in LNG power costs resulting from increased cargoes;
o	a $1.2 million increase in Sea Robin fuel tracker costs due to an under recovery in the first quarter of 2007;
o	a $1 million increase in labor and benefits;
o	a $500,000 increase in legal costs;

o	a $600,000 increase in insurance expense due to higher premiums and higher workers’ compensation losses; and
o	a $500,000 increase in contract storage costs primarily due to an increase in leased capacity and overrun charges.

The Company expects contract storage expense to increase beginning in the second quarter of 2007 due to the replacement of certain owned storage capacity, which has been filed for abandonment, with leased capacity, as well as other incremental storage leased in support of contracted storage and transportation services being provided to third party shippers.

Other Expense, Net. Other expense, net for the three-month period ended March 31, 2007 increased $1.3 million versus the same period in 2006. Interest expense increased $9.2 million primarily due to higher debt balances and higher LIBOR rates. Other, net increased $7.8 million primarily due to higher related party interest income caused by higher related party note receivable balances in 2007 (which offsets against a corresponding amount of the increased debt balance) and increases in the underlying LIBOR-based rates.

Income Taxes. The Company’s estimated annual consolidated federal and state effective income tax rate was 39 percent for the three-month periods ended March 31, 2007 and 2006, respectively. Income taxes during the three-month period ended March 31, 2007, versus the same period in 2006, increased $3.8 million due to higher pretax income.

OTHER MATTERS

Contingencies

See PART I, ITEM 1. Financial Statements (Unaudited), Note 11 - Commitments and Contingencies and Note 4 - Regulatory Matters, in this Quarterly Report on Form 10-Q.

Regulatory

See PART I, ITEM 1. Financial Statements (Unaudited), Note 4 - Regulatory Matters, in this Quarterly Report on Form 10-Q.

Insurance

The Company maintains insurance coverage provided under its policies similar to other comparable companies in the same lines of business. The insurance policies are subject to terms, conditions, limitations and exclusions that do not fully compensate the Company for all losses. Insurance deductibles range from $100,000 to $5 million for the various policies utilized by the Company. Effective June 1, 2007, insurance deductibles for the Company’s policies will range from $100,000 to $10 million. Furthermore, as the Company renews its policies, it is possible that full insurance coverage may not be obtainable on commercially reasonable terms due to the recent more restrictive insurance markets.

Debt Refinancing

The Company plans to refinance or retire its $746.6 million of debt maturing in 2008 with proceeds from one or a combination of (i) new public debt or equity offering(s); (ii) bank financings; (iii) operating activities; and (iv) existing credit facilities. The Company is in the preliminary stages of planning for the refinancing of debt coming due in 2008. While an inability to repay these obligations would cause a material adverse change to the Company’s financial condition the Company reasonably believes that it has the ability to refinance these obligations within the required timeframes, although there can be no assurances that the anticipated refinancings will occur.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Panhandle has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Operating Officer (COO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, Panhandle’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

10 (a)
Credit Agreement between Trunkline LNG Holdings, LLC, as borrower, Panhandle Eastern Pipe Line Company, LP and Trunkline LNG Company, LLC, as guarantors, the financial institutions listed therein and Bayerische Hypo- Und Vereinsbank AG, New York Branch, as administrative agent, dated as of March 15, 2007. (Filed as Exhibit 10.1 to Panhandle’s Current Report on Form 8-K filed on March 21, 2007 and incorporated herein by reference.)

10(b)
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

10(c)
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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: May 10, 2007	By: /s/ ROBERT O. BOND
Robert O. Bond President and Chief Operating Officer (authorized officer) /s/ GARY W. LEFELAR Gary W. Lefelar Senior Vice President and Chief Accounting Officer (principal accounting officer)