Form 10-Q
period 2007-06-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2007-08-09
CIK 76063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
_______________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2007

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
FORM 10-Q
June 30, 2007

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2007	2006
	(In thousands of dollars)
Operating revenue
Transportation and storage of natural gas	$120,707	$101,780
LNG terminalling revenue	37,219	27,014
Other revenue	3,780	5,315
Total operating revenue	161,706	134,109

Operating expenses
Operation, maintenance and general	64,574	51,314
Depreciation and amortization	21,062	16,924
Taxes, other than on income	7,301	7,392
Total operating expenses	92,937	75,630

Operating income	68,769	58,479

Other income (expense)
Interest expense, net	(21,461)	(16,241)
Other, net	10,740	3,576
Total other income (expense)	(10,721)	(12,665)

Earnings before income taxes	58,048	45,814

Income taxes	22,429	17,757

Net earnings	$35,619	$28,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
	(In thousands of dollars)
Operating revenue
Transportation and storage of natural gas	$254,412	$223,112
LNG terminalling revenue	70,121	46,569
Other revenue	6,203	9,071
Total operating revenue	330,736	278,752

Operating expenses
Operation, maintenance and general	120,854	97,412
Depreciation and amortization	41,771	34,398
Taxes, other than on income	15,096	14,742
Total operating expenses	177,721	146,552

Operating income	153,015	132,200

Other income (expense)
Interest expense, net	(43,487)	(29,116)
Other, net	21,797	6,817
Total other income (expense)	(21,690)	(22,299)

Earnings before income taxes	131,325	109,901

Income taxes	51,225	42,779

Net earnings	$80,100	$67,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2007	December 31, 2006
Assets	(In thousands of dollars)

Current assets
Cash and cash equivalents	$288	$531
Accounts receivable, less allowances of $1,176 and $1,176, respectively	65,722	61,047
Accounts receivable - related parties (Note 5)	7,541	17,994
Gas imbalances - receivable	91,143	68,013
System gas and operating supplies (Note 3)	155,022	127,303
Deferred income taxes, net	4,091	3,117
Note receivable - CrossCountry Citrus	15,384	6,664
Other	8,435	10,691
Total current assets	347,626	295,360

Property, plant and equipment
Plant in service	2,490,818	2,418,917
Construction work-in-progress	290,941	166,085
	2,781,759	2,585,002
Less accumulated depreciation and amortization	247,906	207,606
Net property, plant and equipment	2,533,853	2,377,396

Unconsolidated investment	1,603	1,457

Note receivable - Southern Union	133,405	148,655
Note receivable - CrossCountry Citrus	427,464	458,336
Intangibles, net	7,445	7,618
Debt issuance cost	3,779	2,376
Non-current system gas (Note 3)	14,344	14,850
Other	9,813	2,472

Total assets	$3,479,332	$3,308,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2007	December 31, 2006
	(In thousands of dollars)
Partners' Capital
Partners' capital	$1,121,823	$1,041,723
Accumulated other comprehensive income (Note 8)	18,287	15,477
Tax sharing note receivable - Southern Union	(15,500)	(16,431)
Total partners' capital	1,124,610	1,040,769

Long-term debt (Note 7)	1,608,150	1,185,391

Total capitalization	2,732,760	2,226,160

Current liabilities
Current portion of long-term debt (Note 7)	15,384	461,011
Accounts payable	3,730	6,679
Accounts payable - overdrafts	17,506	23,776
Accounts payable - related parties (Note 5)	9,330	15,962
Gas imbalances - payable	215,704	144,137
Accrued taxes	29,520	12,030
Accrued interest	17,047	19,669
Retained fuel obligation	1,430	12,418
Labor and benefit accruals	11,508	16,868
Other operating expense accruals	11,151	9,832
Capital accruals	70,166	26,929
Other	17,550	20,623
Total current liabilities	420,026	769,934

Deferred income taxes, net	259,206	243,697
Post-retirement benefits	1,234	4,436
Other	66,106	64,293

Commitments and contingencies (Note 11)

Total partners' capital and liabilities	$3,479,332	$3,308,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
	(In thousands of dollars)
Cash flows provided by (used in) operating activities:
Net earnings	$80,100	$67,122
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41,771	34,398
Deferred income taxes	12,179	26,128
Gain on sale of assets	-	(2,264)
Other	(2,727)	(652)
Changes in operating assets and liabilities	21,002	7,734
Net cash flows provided by operating activities	152,325	132,466

Cash flows provided by (used in) investing activities:
Net increase in note receivable - Southern Union	15,250	(72,250)
Capital and investment expenditures	(159,432)	(61,881)
Sale of assets	-	2,450
Decrease in note receivable - CrossCountry Citrus	22,152	-
Other	871	(1,126)
Net cash flows used in investing activities	(121,159)	(132,807)

Cash flows provided by (used in) financing activities:
Increase (decrease) in bank overdrafts	(6,270)	(62)
Debt issuance	455,000	-
Debt retirements	(477,776)	-
Debt issuance costs	(2,363)	-
Net cash flows provided by (used in) financing activities	(31,409)	(62)

Change in cash and cash equivalents	(243)	(403)

Cash and cash equivalents at beginning of period	531	585
Cash and cash equivalents at end of period	$288	$182

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

	Partners' Capital	Accumulated Other Comprehensive Income	Tax Sharing Note Receivable-Southern Union	Total
	(In thousands of dollars)

Balance January 1, 2007	$1,041,723	$15,477	$(16,431)	$1,040,769

Comprehensive income (loss):
Net earnings	80,100	-	-	80,100
Recognized prior service credit related to other
postretirement plan, net of tax	-	(1,356)	-	(1,356)
Change in fair value of interest rate swaps, net of tax	-	4,395	-	4,395
Net gain related to interest rate swaps, net of tax	-	(229)	-	(229)
Comprehensive income	80,100	2,810	-	82,910

Settlement against tax sharing receivable - Southern Union	-	-	931	931
Balance June 30, 2007	$1,121,823	$18,287	$(15,500)	$1,124,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ITEM 1.  Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Panhandle Eastern Pipe Line Company, LP, a Delaware limited partnership (PEPL), and its subsidiaries (collectively, Panhandle, or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q.  These statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (GAAP), and should be read in conjunction with Panhandle’s financial statements and notes thereto for the twelve months ended December 31, 2006, included in Panhandle’s Form 10-K filed with the SEC.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Due to the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.

The Company does not currently apply Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation (Statement No. 71).  In 1999, the Company discontinued application of Statement No. 71 primarily due to the level of discounting from tariff rates and its inability to pass through and recover all costs.  The accounting required by the statement differs from the accounting required for businesses that do not apply its provisions.  Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include, among others, recording of regulatory assets, the capitalization of an equity component on regulated capital projects and depreciation differences.

1.  Description of Business

Panhandle is primarily engaged in the interstate transportation and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services.  The Company is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).  The Company’s entities include the following:

•	PEPL, an indirect wholly-owned subsidiary of Southern Union Company (Southern Union Company and, together with its subsidiaries, Southern Union);
•	Trunkline Gas Company, LLC (Trunkline), a direct wholly-owned subsidiary of PEPL;
•	Sea Robin Pipeline Company, LLC (Sea Robin), an indirect wholly-owned subsidiary of PEPL;
•	Trunkline LNG Holdings, LLC (LNG Holdings), an indirect wholly-owned subsidiary of PEPL;
•	Trunkline LNG Company, LLC (Trunkline LNG), a direct wholly-owned subsidiary of LNG Holdings; and
•	Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage), a direct wholly-owned subsidiary of PEPL.

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

Southern Union Panhandle, LLC, a direct wholly-owned subsidiary of Southern Union Company, serves as the general partner of PEPL and owns a one percent general partner interest in PEPL.  Southern Union Company owns a ninety-nine percent limited partner interest in PEPL.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  New Accounting Principles

Accounting Principles Recently Adopted.

FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48):  Issued by the FASB in June 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition and measurement threshold attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  FIN 48 was effective for fiscal years beginning after December 15, 2006.  The Company’s consolidated financial statements have not been materially impacted by the adoption of FIN 48 as of January 1, 2007.  See Note 10 – Accounting for Uncertainty in Income Taxes.

FSP No. FIN 48-1, “Definition of ‘Settlement’ in FASB Interpretation No. 48” (FIN 48-1):  Issued by the FASB in May 2007, FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The Company’s adoption of FIN 48, effective January 1, 2007, was consistent with FIN 48-1.

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

FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”:  Issued by the FASB in February 2007, this Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  The Statement is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

3.  System Gas and Operating Supplies

System gas and operating supplies consist of gas held for operations and materials and supplies, both of which are carried at the lower of weighted average cost or market, while gas received from or owed back to customers is valued at market.  The gas held for operations that the Company does not expect to consume in its operations in the next twelve months is reflected in non-current assets.  Gas held for operations at June 30, 2007 was $155.7 million, or 21,334,466 million British thermal units (MMBtu), of which $14.3 million was classified as non-current.  Gas held for operations at December 31, 2006 was $129.4 million, or 20,965,000 MMBtu, of which $14.9 million was classified as non-current.  Materials and supplies inventories was $13.7 million and $13.2 million at June 30, 2007 and December 31, 2006, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  Regulatory Matters

The Company has commenced construction of an additional enhancement at its Trunkline LNG terminal.  This infrastructure enhancement project, which was originally estimated to cost approximately $250 million, plus capitalized interest, will increase send out flexibility at the terminal and lower fuel costs.  Recent cost projections indicate the construction costs will likely be higher, currently estimated at approximately $280 million, plus capitalized interest.  The negotiated rate with the project’s customer, BG LNG Services, will be adjusted based on final capital costs.  The project is scheduled to be in operation in late 2008.  In addition, Trunkline LNG and BG LNG Services agreed to extend the existing terminal and pipeline services agreements through 2028, representing a five-year extension.  Approximately $92.4 million and $40.8 million of costs are included in the line item Construction work-in-progress at June 30, 2007 and December 31, 2006, respectively.

The Company has received approval from FERC to modernize and replace various compression facilities on PEPL.  Such replacements will be made at eleven different compressor stations and are expected to be installed by the end of 2009.  The estimated cost of these replacements is approximately $290 million.  The Company has also filed for FERC approval to replace approximately 32 miles of existing pipeline on the east end of the PEPL system at a current estimated cost of approximately $80 million, which would further improve system integrity.  The project is planned to be completed in late 2007.  Approximately $60.1 million and $57.9 million of costs related to these projects are included in the line item Construction work-in-progress at June 30, 2007 and December 31, 2006, respectively.

Trunkline has commenced construction on a field zone expansion project, which was approved by FERC in April of 2007.  The expansion project includes adding capacity to its pipeline system in Texas and Louisiana to increase deliveries to Henry Hub.  The field zone expansion project includes the previously announced north Texas expansion as well as additional capacity to Henry Hub.  Trunkline will increase the capacity along existing rights-of-way from Kountze, Texas to Longville, Louisiana by approximately 625 million cubic feet per day with the construction of approximately 45 miles of 36-inch diameter pipeline.  The project includes horsepower additions and modifications at existing compressor stations.  Trunkline also will create additional capacity to Henry Hub with the construction of a 13.5-mile, 36-inch diameter pipeline loop from Kaplan, Louisiana directly into Henry Hub.  The Henry Hub lateral will provide capacity of 1 billion cubic feet per day from Kaplan, Louisiana to Henry Hub.  This project has an anticipated in-service date during the fourth quarter of 2007.  Recent extremely rainy conditions in the expansion project area have adversely impacted construction activities and will likely increase project costs.  The magnitude of potential cost increases is highly dependent on weather conditions going forward through the project’s ultimate completion.  The Company currently estimates the project will cost approximately $230 million, plus capitalized interest.  Estimated costs include a $40 million contribution in aid of construction (CIAC) to a subsidiary of Energy Transfer, L.P. (Energy Transfer), a non-affiliated entity, upon movement of Energy Transfer’s delivery point to a location originally anticipated to be near Buna, Texas. Subsequently, Energy Transfer indicated that the Buna route was problematic and, as a result, the parties reached agreement on revised terms for the field zone expansion project, including additional contracted volumes and a delivery point near Silsbee, Texas.  The ultimate return and accounting for the CIAC to Energy Transfer depends on completion of construction by Energy Transfer and the eventual commercial impact on the field zone expansion project.  Approximately $87.9 million and $12.5 million of costs for this project are included in the line item Construction work-in-progress at June 30, 2007 and December 31, 2006, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FERC is responsible under the Natural Gas Act for assuring that rates charged by interstate pipelines are "just and reasonable".  To enforce that requirement, FERC applies a ratemaking methodology that determines an allowed rate of return on common equity for the companies it regulates.  On October 25, 2006, a group including producers and various trade associations filed a complaint under Section 5 of the Natural Gas Act against Southwest Gas Storage requesting that FERC initiate an investigation into Southwest Gas Storage’s rates, terms and conditions of service and grant immediate interim rate relief.  FERC initiated a Section 5 proceeding on December 21, 2006, setting this issue for hearing.  Pursuant to FERC order, Southwest Gas Storage filed a cost and revenue study with FERC on February 20, 2007, with a hearing originally scheduled for August 27, 2007.  On August 1, 2007, Southwest Gas Storage filed a Section 4 rate case requesting an increase in rates.  In order to accommodate initial action by FERC on this filing, which is due within 30 days (by September 1, 2007), the procedural schedule for the Section 5 complaint case has been delayed approximately 40 days by the presiding administrative law judge, with a hearing now scheduled for October 15, 2007.  FERC staff has filed a motion suggesting that the Section 4 case would moot the Section 5 complaint.  The ultimate resolution of the Southwest Gas Storage rate matters have many variables and potential outcomes and it is impossible to predict the timing or materiality of these matters at this time.  No proceeding has been initiated against PEPL, but any potential rate reductions from such a proceeding would be expected to be mitigated by the impact of significant ongoing capital spending at PEPL for pipeline integrity, safety, environmental (including air emissions), compression modernization and other requirements.

On January 26, 2007, Southwest Gas Storage filed an abandonment application to reduce the certificated storage capacity of its North Hopeton field by approximately 6 Bcf.  This filing brings the certificated capacity in line with operational performance of the field.  Southwest Gas Storage has entered into a third-party agreement to replace this storage capacity effective April 1, 2007 with an initial term of two years.

Sea Robin filed a rate case with FERC in June 2007, requesting an increase in its maximum rates.  Several parties have submitted protests to the rate increase filing with FERC.   On July 30, 2007, FERC suspended the effectiveness of the filed rate case increase until January 1, 2008.  The final outcome of the rate case has many variables and potential outcomes and it is impossible to predict its materiality at this time.

On December 15, 2003, the U.S. Department of Transportation issued a final rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule defines as “high consequence areas” (HCAs).  This rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002.  The rule requires operators to have identified HCAs along their pipelines by December 2004, and to have begun baseline integrity assessments, comprised of in-line inspection (smart pigging), hydrostatic testing or direct assessment, by June 2004.  Operators must rank the risk of their pipeline segments containing HCAs and must complete assessments on at least 50 percent of the segments using one or more of these methods by December 2007.  Assessments will generally be conducted on the higher risk segments first, with the balance being completed by December 2012.  In addition, some system modifications will be necessary to accommodate the in-line inspections.  All systems operated by the Company will be compliant with the rule; however, while identification and location of all the HCAs has been completed, it is not practicable to determine the total scope of required remediation activities prior to completion of the assessments and inspections.  The costs associated with pipeline integrity management, including activity associated with HCAs, are estimated to be in the range of approximately $23 million to $30 million per year through 2012, inclusive of remediation costs.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related Party Transactions	2007	2006	2007	2006
	(In thousands)		(In thousands)

Transportation and storage of natural gas	$913	$901	$2,306	$2,357
Operation and maintenance:
Management and royalty fees	4,028	3,351	8,253	6,968
Other expenses	7,381	4,983	15,293	9,548
Other income, net	10,263	2,158	20,751	3,638

Pursuant to a demand note with Southern Union Company under a cash management program, the Company has loaned excess cash, net of repayments, totaling $133.4 million to Southern Union since Southern Union acquired the Company.  Net receipts of $15.3 million were recorded during the six-month period ended June 30, 2007.  The Company is credited with interest on the note at a one month LIBOR rate.  Included in Other, net in the accompanying Condensed Consolidated Statement of Operations is interest income of $2 million and $3.9 million for the three- and six-month periods ended June 30, 2007, respectively, with $2.1 million and $3.5 million for the three- and six-month periods ended June 30, 2006, respectively, related to interest on the Note receivable – Southern Union.  Due to uncertainties regarding the timing of the Company’s cash flows, including financings, capital expenditures and operating cash flows, the Company is reflecting the Note receivable – Southern Union as a non-current asset at June 30, 2007.  The Company does have access to the funds via the demand note and does expect repayment to ultimately occur, with a portion or all amounts possibly drawn during 2007.

On December 1, 2006, LNG Holdings, as borrower, and PEPL and CrossCountry Citrus, LLC (CrossCountry Citrus), as guarantors, entered into a $465 million unsecured term loan facility due April 4, 2008 (2006 Term Loan) with various financial institutions.  On December 1, 2006, LNG Holdings loaned the proceeds of the 2006 Term Loan to CrossCountry Citrus in exchange for an interest-bearing promissory note with a principal amount of $465 million, the amount of the proceeds of the 2006 Term Loan.  Accrued interest under the promissory note is payable quarterly.  The interest rate under the promissory note is based on the interest rate under the 2006 Term Loan, which at June 30, 2007 was a floating rate at 6.2 percent, plus a credit spread over LIBOR of 112.5 basis points.  Included in Other, net in the accompanying Condensed Consolidated Statement of Operations is interest income of $8.3 million and $16.7 million for the three- and six-month periods ended June 30, 2007, respectively related to interest on the Note receivable – CrossCountry Citrus.

Southern Union structured the acquisition of PEPL in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986.  For tax purposes, the Company’s assets that were part of the exchange were recorded at the tax basis of the Southern Union Company assets for which they were exchanged.  The resulting transaction generated an estimated deferred tax liability at the acquisition date and a corresponding receivable from Southern Union reflected as a reduction to Partners Capital on the Company’s Condensed Consolidated Balance Sheet.  Repayment of the receivable from Southern Union is limited to actual tax liabilities otherwise payable by the Company pursuant to the tax sharing agreement with Southern Union Company.

Accrued taxes at June 30, 2007 included $13.9 million owed per the tax-sharing agreement with Southern Union.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a summary of the accounts receivable and payable related party balances included in the Condensed Consolidated Balance Sheet at the dates indicated.

Related Party	June 30, 2007	December 31, 2006
	(In thousands)
Accounts receivable - related parties:
Southern Union (1)	$583	$14,448
Other (2)	6,958	3,546
	7,541	17,994
Accounts payable - related parties:
Southern Union (3)	$8,068	$14,978
Other (4)	1,262	984
	$9,330	$15,962

______________________________
(1)	Primarily related to expenditures made on behalf of Southern Union and interest associated with the Note receivable – Southern Union.
(2)	Primarily related to interest from CrossCountry Citrus in 2007 and 2006.
(3)	Primarily related to corporate services and payroll funding provided by Southern Union and reimbursable medical and insurance costs paid by Southern Union on behalf of the Company.
(4)	Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of the Company.

6.  Derivative Instruments and Hedging Activities

The Company uses interest rate swaps to reduce interest rate risks and to manage interest expense.  By entering into these agreements, the Company converts floating-rate debt into fixed-rate debt or converts fixed-rate debt to floating-rate debt.  Interest differentials paid or received under the swap agreements are reflected as an adjustment to interest expense.  These interest rate swaps are financial derivative instruments that qualify for hedge treatment.

Panhandle’s subsidiary LNG Holdings has entered into interest rate swap agreements with an aggregate notional amount of $455 million that effectively fix the interest rate applicable to the floating rate of the $455 million Term Loan due in 2012, from June 15, 2007 through March 13, 2012, and qualify for hedge accounting.  For the period from June 15, 2007 through June 30, 2007, there was no swap ineffectiveness.  As of June 30, 2007, floating rate LIBOR-based interest payments were exchanged for weighted average fixed rate interest payments of 4.98 percent plus a credit spread of 0.625 percent, based upon PEPL’s credit rating for its senior unsecured debt.  As of June 30, 2007, the fair value asset position of the swaps was $7.4 million and is included in Other non-current assets in the Condensed Consolidated Balance Sheet.  For the three-month period ended June 30, 2007, an unrealized gain of $7.4 million ($4.4 million, net of tax) was included in Accumulated other comprehensive income related to the change in fair value of these swaps.  Current market pricing models were used to estimate fair values of interest rate swap agreements.

On April 29, 2005, existing LNG Holdings’ bank loans due in January 2007 were repaid in full using the proceeds from a credit agreement entered into on April 26, 2005 which was due in March 2007.  Interest rate swaps previously designated as cash flow hedges of the LNG Holdings’ bank loans were terminated upon repayment of the loans on April 29, 2005.  As a result, a gain of $3.5 million ($2.1 million, net of tax), was recorded in Accumulated other comprehensive income in the Condensed Consolidated Balance Sheet and was amortized to interest expense through the maturity date of the original bank loans in January 2007.  For the three-month period ended June 30, 2006, a realized gain of $466,000 ($280,000 net of tax) was included in Accumulated other comprehensive income related to these swaps.  For the six-month periods ended June 30, 2007 and 2006, a realized gain of $384,000 ($229,000, net of tax)  and $927,000 ($556,000, net of tax), respectively was included in Accumulated other comprehensive income related to these swaps.  Current market pricing models were used to estimate fair values of interest rate swap agreements.

In March 2004, the Company entered into interest rate swaps to hedge the risk associated with the fair value of its $200 million 2.75 % Senior Notes.  These swaps were terminated in March 2007 upon their maturity.  See related information in Note 7 – Debt.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.  Debt

Long-term Debt Obligations	June 30, 2007	December 31, 2006
	(In thousands)

2.75% Senior Notes due 2007	$-	$200,000
4.80% Senior Notes due 2008	300,000	300,000
6.05% Senior Notes due 2013	250,000	250,000
6.50% Senior Notes due 2009	60,623	60,623
8.25% Senior Notes due 2010	40,500	40,500
7.00% Senior Notes due 2029	66,305	66,305
Term Loan due 2007	-	255,626
Term Loan due 2012 (1)	442,848	465,000
Term Loan due 2012	455,000	-
Net premiums on long-term debt	8,258	9,613
Total debt outstanding	1,623,534	1,647,667
Current portion of long-term debt	(15,384)	(461,011)
Interest rate swaps (2.75% Senior Notes)	-	(1,265)
Total long-term debt	$1,608,150	$1,185,391

______________________________
(1)
At December 31, 2006 the Term Loan was due in 2008.  See the following LNG Holdings Term Loans discussion for information related to the extension of the maturity date from April 4, 2008 to June 29, 2012.

The Company has $1.62 billion of debt, including net premiums of $8.3 million, recorded at June 30, 2007.  Debt of $1.18 billion is at fixed rates ranging from 4.80 percent to 8.25 percent.  The Company also has floating-rate debt totaling $442.8 million bearing an interest rate of 5.87 percent as of June 30, 2007.  The variable rate bank loan is unsecured.

LNG Holdings Term Loans.  On June 29, 2007, LNG Holdings, as borrower, and PEPL and CrossCountry Citrus, as guarantors, entered into an amended and restated term loan facility (Amended Credit Agreement).  The Amended Credit Agreement amends the $465 million term loan facility, dated as of December 1, 2006, by and among LNG Holdings, as the borrower, and PEPL and CrossCountry Citrus, as guarantors.  The Amended Credit Agreement extended the maturity from April 4, 2008 to June 29, 2012, and decreased the interest rate from LIBOR plus 87.5 basis points to LIBOR plus 55 basis points, based upon the current credit rating of PEPL's senior unsecured debt.  The balance of the term loan facility at June 30, 2007 is $442.8 million.

On March 13, 2007, LNG Holdings, as borrower, and PEPL and Trunkline LNG, as guarantors, entered into a $455 million unsecured term loan facility due March 13, 2012 (2012 Term Loan).  The interest rate under the 2012 Term Loan is a floating rate tied to a LIBOR rate or prime rate at the Company’s option, in addition to a margin tied to the rating of PEPL’s senior unsecured debt.  The proceeds of the 2012 Term Loan were used to repay approximately $455 million in existing indebtedness that matured in March 2007, including the $200 million 2.75% Senior Notes and the LNG Holdings $255.6 million term loan.  See Note 6 – Derivatives Instruments and Hedging Activities for information regarding interest rate swaps on the 2012 Term Loan.

The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens.  At June 30, 2007, the Company, based on the currently most restrictive debt covenant requirements, was subject to a $383.7 million limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $306.3 million of additional secured or subsidiary level indebtedness or other defined liens based on a limitation on liens covenant.  The Company is also subject to a limitation of $465 million of total additional indebtedness. At June 30, 2007, the Company was in compliance with all covenants.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At June 30, 2007, the Company had scheduled payments of $15.4 million, $300 million, $60.6 million, $40.5 million, nil and $1.20 billion for the remainder of 2007, the years 2008 through 2011 and in total thereafter, respectively.

Capital Expenditure Cash Requirements and Retirement of Debt Obligations

The Company plans to meet its 2007 cash requirements and refinance its $300 million of debt maturing in 2008 with proceeds from one or a combination of the following sources: (i) new public debt; (ii) investments, loans or advances from Southern Union affiliates; (iii) bank financings; and (iv) operating activities.  If the Company were unable to refinance these obligations, it would cause a material adverse change to the Company’s financial condition.  However, the Company reasonably believes that it has the ability to refinance these obligations within the required timeframes, although there can be no assurances that the anticipated refinancing will be completed on terms satisfactory to the Company.

8.  Accumulated Other Comprehensive Income

The table below provides an overview of comprehensive income for the periods indicated.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Net earnings	$35,619	$28,057	$80,100	$67,122

Realized gain on cash flow hedging
activities, net of taxes of $0, $(186),
$(155) and $(371), respectively	-	(280)	(229)	(556)
Reclassification of prior service credit relating to
other postretirement benefits into earnings, net
of taxes of $(222), $0, $(444) and $0, respectively	(678)	-	(1,356)	-
Unrealized gain (loss) on cash flow hedging
activities net of taxes of $2,955, $0, $2,955
and $0, respectively	4,395	-	4,395	(2)
Total other comprehensive income (loss)	3,717	(280)	2,810	(558)

Total comprehensive income	$39,336	$27,777	$82,910	$66,564

The table below provides an overview of the components in Accumulated other comprehensive income as of the periods indicated:

	June 30,	December 31,
Components in Accumulated Other Comprehensive Income	2007	2006
	(In thousands)

Other postretirement plan - net actuarial loss and prior service credit, net of tax	$13,892	$15,248
Interest rate hedges, net of tax	4,395	229
Total Accumulated other comprehensive income, net of tax	$18,287	$15,477

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  Postretirement Benefits

Net periodic benefit cost for the three- and six-month periods ended June 30, 2007 and 2006 includes the components noted in the table below.

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Service cost	$336	$440	$672	$880
Interest cost	512	544	1,023	1,088
Expected return on plan assets	(484)	(344)	(967)	(688)
Prior service credit amortization	(901)	(911)	(1,801)	(1,822)
Recognized actuarial loss	-	127	-	254
Net periodic benefit credit	$(537)	$(144)	$(1,073)	$(288)

10. Accounting for Uncertainty in Income Taxes

The Company adopted FIN 48 on January 1, 2007.   The implementation of FIN 48 did not have a material impact on the condensed consolidated financial statements and did not require an adjustment to Partners’ capital. The Company had no unrecognized tax benefits at January 1, 2007 or June 30, 2007.

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

Hope Land Mineral Corporation (Hope Land) claimed trespass and unjust enrichment in respect of the storage rights to property that contains a portion of the Company’s Howell storage field.  The Company filed an action for condemnation to obtain the storage rights from Hope Land.  Trial before the Michigan Circuit Court commenced in April 2007, and on May 2, 2007, the jury awarded Hope Land total compensation of approximately $91,000 in respect of condemnation and trespass and no recovery in respect of unjust enrichment.  Following the verdict, the matter was settled and an Order of Dismissal was entered in the Court on July 3, 2007.  The settlement of this matter had no material impact on the Company’s financial position, results of operations or cash flows.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Jack Grynberg, an individual, filed actions for damages against a number of companies, including the Company, now transferred to the U.S. District Court for the District of Wyoming, alleging mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  On October 20, 2006, the District Judge adopted in part the earlier recommendation of the Special Master in the case and ordered the dismissal of the case against the Company.  Grynberg is appealing that action to the Tenth Circuit Court of Appeals.  Grynberg’s opening brief was filed on July 31, 2007.  A similar action, known as the Will Price litigation, also has been filed against a number of companies, including the Company, in U.S. District Court for the District of Kansas.  The Company is currently awaiting the decision of the trial judge on the defendants’ motion to dismiss the Will Price action.  The Company believes that its measurement practices conformed to the terms of its FERC gas tariff, which was filed with and approved by FERC.  As a result, the Company believes that it has meritorious defenses to these lawsuits (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that the Company complied with the terms of its tariff) and will continue to vigorously defend against them, including any appeal from the dismissal of the Grynberg case.  The Company does not believe the outcome of these cases will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Environmental Remediation.  The Company is responsible for environmental remediation at certain sites on its gas transmission systems.  The contamination resulted from the past use of lubricants containing polychlorinated biphenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas.  The Company has developed and is implementing a program to remediate such contamination.  Remediation and decontamination has been completed at each of the 35 compressor station sites where auxiliary buildings that house the air compressor equipment were impacted by the past use of lubricants containing PCBs.  At some locations, PCBs have been identified in paint that was applied many years ago.  A program has been implemented to remove and dispose of PCB impacted paint during painting activities.  At one location on the Trunkline system, PCBs were discovered on the painted surfaces of equipment in a building that is outside of the scope of the compressed air system program and the existing PCB impacted paint program.  The estimated cost to remediate the painted surfaces at this location is approximately $300,000.  An assessment program is underway to determine whether this condition exists at any of the other 78 similar buildings on the PEPL and Trunkline systems.  Until the results of the assessment program are available, the costs associated with remediation of the painted surfaces cannot be reasonably estimated.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other remediation typically involves the management of contaminated soils and may involve remediation of groundwater.  Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility.  The ultimate liability and total costs associated with these sites will depend upon many factors.  If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Company could potentially be held responsible for contamination caused by other parties.  In some instances, such as the Pierce waste oil sites described below, the Company may share liability associated with contamination with other potentially responsible parties (PRPs).  The Company may also benefit from contractual indemnities that cover some or all of the cleanup costs. These sites are generally managed in the normal course of business or operations.  The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

PEPL and Trunkline, together with other non-affiliated parties, have been identified as potentially liable for conditions at three former waste oil disposal sites in Illinois – the Pierce Oil Springfield site, the Dunavan Waste Oil site and the McCook site.  PEPL and Trunkline received notices of potential liability from the United States Environmental Protection Agency (U.S. EPA) for the Dunavan site by letters dated September 30, 2005.  The notices demanded reimbursement to the U.S. EPA for costs incurred as of that date in the amount of approximately $1.8 million and encouraged each PRP to voluntarily negotiate an administrative settlement agreement with the U.S. EPA within certain limited time frames providing for the PRPs to conduct or finance the response activities required at the site.  The demand was declined in a joint letter dated December 15, 2005 by the major PRPs, including PEPL and Trunkline.  Although no formal notice has been received for the Pierce Oil Springfield site, special notice letters are anticipated and the process of listing the site on the National Priority List has begun.  No formal notice has been received for the McCook site.  The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

The table below reflects the amount of accrued liabilities recorded in the Condensed Consolidated Balance Sheet at June 30, 2007 and December 31, 2006 to cover probable environmental response actions:

	June 30,	December 31,
	2007	2006
	(In thousands)

Current	$1,362	$1,962
Noncurrent	7,151	6,760
Total Environmental Liabilities	$8,513	$8,722

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Air Quality Control. The U.S. EPA issued a final rule on regional ozone control (NOx SIP Call) in April 2004 that impacts the Company in two midwestern states: Indiana and Illinois.  Based on a U.S. EPA guidance document negotiated with gas industry representatives in 2002, the Company is required in states that follow the U.S. EPA guidance to reduce nitrogen oxide (NOx) emissions by 82 percent on the identified large internal combustion engines.  The rule, which had a final implementation date of May 2007, affected 20 large internal combustion engines on the Company’s system in Illinois and Indiana with an approximate cost of $22 million for capital improvements which has been incurred as of June 30, 2007.  Indiana has promulgated state regulations to address the requirements of the NOx SIP Call rule that essentially follow the U.S. EPA guidance.

In early April, 2007 the IEPA proposed a rule to the Illinois Pollution Control Board (IPCB) for adoption to control NOx emissions from reciprocating engines and turbines, including a provision applying the rule beyond issues addressed by federal provisions, pursuant to a blanket statewide application.  The proposed Illinois rule requires controls on engines regulated under the U.S. EPA NOx SIP Call by May 1, 2007 and the remaining engines by January 1, 2011.  The state is requiring the controls to comply with U.S. EPA rules regarding the NOx SIP Call, ozone non-attainment and fine particulate standards. However, the statewide applicability provision proposed by the IEPA reaches beyond federal requirements without apparent justification and serves as the primary driver of costs for PEPL and Trunkline. As proposed, the rule applies to all PEPL and Trunkline stations in Illinois. Preliminary estimates indicate compliance with the proposed rule would require minimum capital expenditures of approximately $45 million for emission controls in addition to the $22 million associated with the federally based NOx reductions described above. A pipeline consortium including PEPL and Trunkline filed an objection to the rule on April 16, 2007 requesting the IPCB to bifurcate and address separately the statewide applicability provision. The pipeline consortium specifically objected to treatment of the statewide applicability issue under an Illinois “Fast Track” rulemaking process.  In early May, the pipeline consortium filed for a preliminary injunction in state court challenging the application of the Fast Track process.  On May 17, 2007, the IPCB ruled in favor of the pipeline consortium by bifurcating the statewide applicability provision from the rest of the proposed rule.  The first hearing for the bifurcated statewide applicability portion of the rule is set for September 18, 2007.  On June 18, 2007, the IEPA filed a Motion for Reconsideration of the IPCB ruling bifurcating the proposed rule.  The pipeline consortium Response and Reply Brief to the IEPA Motion for Reconsideration was filed on July 6, 2007.

In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston.  Trunkline’s Cypress compressor station is affected and required the installation of emission controls.  Regulations also require certain grandfathered facilities in Texas to enter into the new source permit program, which may require the installation of emission controls at one additional facility owned by the Company.  Management estimates capital improvements of $17.6 million will be needed at the two affected East Texas locations.  Approximately $16.6 million of the $17.6 million of capital expenditures have been incurred as of June 30, 2007.  Permit limits were placed on grandfathered engines at two facilities in West Texas that are owned by PEPL.  An estimated $3 million in capital expenditures will be required to comply with permit limitations for the West Texas facilities.

The U.S. EPA promulgated various Maximum Achievable Control Technology (MACT) rules in February 2004.  The rules require that PEPL and Trunkline control Hazardous Air Pollutants (HAPs) emitted from certain internal combustion engines at major HAPs sources.  Most PEPL and Trunkline compressor stations are major HAPs sources.  The HAPs pollutant of concern for PEPL and Trunkline is formaldehyde.  The rule, which has a final implementation date of June 2007, seeks to reduce formaldehyde emissions by 76 percent from these engines, by requiring use of catalytic controls.  PEPL has one engine fully regulated under this rule.  For the other PEPL and Trunkline engines potentially subject to the engine MACT rule, emission controls and operating restrictions have been used to lower emissions below MACT thresholds.  Management expects that compliance with these regulations will necessitate an estimated expenditure of $1.2 million for capital improvements, based on current projections.

Spill Control.  Environmental regulations were recently modified for the U.S. EPA’s Spill Prevention, Control and Countermeasures program.  The Company is currently reviewing the impact of the modified regulations on its operations and expects to expend resources on tank integrity testing and any associated corrective actions as well as potential upgrades to containment structures.  Costs associated with tank integrity testing and resulting corrective actions cannot be estimated with certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Commitments and Contingencies.

Hurricane Damage.  Late in the third quarter of 2005, after coming through the Gulf of Mexico, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast.  These hurricanes caused damage to property and equipment owned by Sea Robin, Trunkline and Trunkline LNG.  As of June 30, 2007, the Company has incurred approximately $33.6 million of capital expenditures related to the hurricanes, primarily for replacement or abandonment of damaged property and equipment at Sea Robin and construction project delays at the Trunkline LNG terminal.

The Company anticipates reimbursement from its property insurance carriers for a significant portion of damages from Hurricane Rita in excess of its $5 million deductible.  Such reimbursement is currently estimated by the Company’s property insurance carrier ultimately to be limited to 70 percent of the portion of the claimed damages accepted by the insurance carrier, but the amount is subject to the level of total ultimate claims from all companies relative to the carrier’s $1 billion total limit on payout per event.  An estimated $10 million of the costs incurred related to the Trunkline LNG terminal expansion delays are not eligible for insurance recovery.  As of June 30, 2007, the Company has received payments of $1.6 million from its insurance carriers.  Receivables due from the insurance carriers of an additional $6 million were recorded as of June 30, 2007 and subsequently received in July 2007.

In addition, after the 2005 hurricanes, the MMS mandated inspections by leaseholders and pipeline operators along the hurricane tracks.  The Company has detected exposed pipe and other facilities on Trunkline and Sea Robin that must be re-covered to comply with applicable regulations.  Capital expenditures are estimated at $4.8 million, $1.3 million of which had been incurred as of June 30, 2007.  The Company will seek recovery of these expense and capital amounts as part of the hurricane-related claims.

Energy Transfer Commitment.  In November 2006, PEPL provided a guaranty to a subsidiary of Energy Transfer, a non-affiliate, for the full performance by Trunkline of a $40 million CIAC obligation related to a modification of the field zone expansion project expected to be completed in late 2007.  The ultimate return and accounting for the CIAC to Energy Transfer depends on completion of construction by Energy Transfer and the eventual commercial impact on the field zone expansion project.

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

ITEM 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition is provided as a supplement to the accompanying unaudited interim condensed consolidated financial statements and notes to help provide an understanding of the Company’s financial condition, results of operations and changes in financial condition.  The following section includes an overview of the Company’s business as well as recent developments that the Company believes are important in understanding its results of operations and in anticipating future trends in those operations.  Subsequent sections include an analysis of the Company’s results of operations on a consolidated basis and information relating to the Company’s liquidity and capital resources and other matters.  The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q.

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

The Company earns the majority of its revenue by entering into firm transportation and storage contracts, providing capacity for customers to transport or store natural gas in its facilities.  Approximately 21 percent of the Company’s total operating revenue comes from long-term service agreements with local distribution company customers and their affiliates.  The Company also provides firm transportation services under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users.  In addition, the Company’s pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis.  Demand for gas transmission on the Company’s pipeline systems is seasonal, with the highest throughput and a higher portion of annual total operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters.  Average reservation revenue rates realized by the Company are dependent on certain factors, including but not limited to rate regulation, customer demand for reserved capacity, capacity sold levels for a given period and, in some cases, utilization of capacity.  Commodity revenues are also dependent upon a number of variable factors including weather, storage levels, and customer demand for firm interruptible and parking services.  The majority of Panhandle’s revenues are related to firm capacity reservation charges.  For the years 2004, 2005 and 2006, the Company’s combined throughput was 1,284 trillion British thermal units (TBtu), 1,214 TBtu and 1,180 TBtu, respectively.  For the six-month periods ended June 30, 2007 and 2006, the Company’s combined throughput was 775 TBtu and 590 TBtu, respectively.

The Company’s regulated transportation and storage businesses periodically file (or can be required to file) for changes in their rates, which are subject to approval by FERC.  Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to negatively impact the Company’s results of operations and financial condition.

Results of Operations

	Three Months Ended June 30,
	2007	2006	Change
	(In thousands)

Operating revenue:
Transportation and storage of natural gas	$120,707	$101,780	$18,927
LNG terminalling revenue	37,219	27,014	10,205
Other revenue	3,780	5,315	(1,535)
Total operating revenue	161,706	134,109	27,597

Operating expenses:
Operation, maintenance and general	64,574	51,314	13,260
Depreciation and amortization	21,062	16,924	4,138
Taxes, other than on income	7,301	7,392	(91)
Total operating expenses	92,937	75,630	17,307
Operating income	68,769	58,479	10,290

Other income (expense):
Interest expense, net	(21,461)	(16,241)	(5,220)
Other, net	10,740	3,576	7,164
Total other expense, net	(10,721)	(12,665)	1,944

Earnings before income taxes	58,048	45,814	12,234

Income taxes	22,429	17,757	4,672

Net earnings	$35,619	$28,057	$7,562

Operating Revenue.  For the three-month period ended June 30, 2007, operating revenue increased $27.6 million versus the same period in 2006 primarily due to:
•	Increased transportation and storage revenue of $18.9 million due to:
•
Higher transportation reservation revenues of $10.6 million primarily due to reduced discounting resulting in higher average rates realized on contracts driven by higher customer demand and utilization of contract capacity;

•	Higher parking revenues of $3.5 million due to customer demand for parking services and market conditions;
•
Higher commodity revenues of $3 million due to higher throughput volumes including transportation of higher LNG volumes on Trunkline, higher volumes on Sea Robin due to adverse hurricane impacts on 2006 throughput, and higher throughput on Panhandle due to storage refill activity; and

•	Higher storage revenues of $1.8 million due to increased contracted capacity.
•
A $10.2 million increase in LNG terminalling revenue due to a capacity increase on the BG LNG Services contract as a result of the Trunkline LNG Phase II expansion, which was placed in service in July 2006, as well as higher volumes resulting from an increase in LNG cargoes; and

•	A decrease in other revenue of $1.5 million primarily due to higher operational sales of gas in 2006.

Operating Expenses.  Operating expenses for the three-month period ended June 30, 2007 increased $17.3 million versus the same period in 2006 primarily due to:
•	An increase in operation, maintenance and general expenses of $13.3 million primarily due to:
•	A $4.4 million increase in LNG power costs resulting from increased cargoes;
•	A $4.1 million increase in contract storage costs primarily due to an increase in leased capacity;

•
A $3.4 million increase in corporate services costs due to Southern Union’s disposition of certain assets during 2006, resulting in a larger allocation of corporate services costs to the remaining business units; and

•	A $1.1 million increase in fuel tracker costs due to a net under-recovery in the second quarter of 2007.
•
Increased depreciation and amortization expense of $4.1 million due to an increase in property, plant and equipment placed in service, including the Trunkline LNG Phase II expansion.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, including compression modernization and other expenditures.

Other Expense, Net.  Other expense, net for the three-month period ended June 30, 2007 decreased $1.9 million versus the same period in 2006.  Interest expense increased $5.2 million primarily due to higher debt balances and higher LIBOR rates.  Other, net increased $7.2 million primarily due to higher related party interest income caused by higher related party note receivable balances in 2007 (which offsets against a corresponding amount of the increased debt balance) and increases in the underlying LIBOR-based rates.

Income Taxes.  The Company’s estimated annual consolidated federal and state effective income tax rate was 39 percent and 39 percent for the three-month periods ended June 30, 2007 and 2006, respectively.  Income taxes during the three-month period ended June 30, 2007, versus the same period in 2006, increased $4.7 million due to higher pretax income.

	Six Months Ended June 30,
	2007	2006	Change
	(In thousands)

Operating revenue:
Transportation and storage of natural gas	$254,412	$223,112	$31,300
LNG terminalling revenue	70,121	46,569	23,552
Other revenue	6,203	9,071	(2,868)
Total operating revenue	330,736	278,752	51,984

Operating expenses:
Operation, maintenance and general	120,854	97,412	23,442
Depreciation and amortization	41,771	34,398	7,373
Taxes, other than on income	15,096	14,742	354
Total operating expenses	177,721	146,552	31,169
Operating income	153,015	132,200	20,815

Other income (expense):
Interest expense, net	(43,487)	(29,116)	(14,371)
Other, net	21,797	6,817	14,980
Total other expense, net	(21,690)	(22,299)	609

Earnings before income taxes	131,325	109,901	21,424

Income taxes	51,225	42,779	8,446

Net earnings	$80,100	$67,122	$12,978

Operating Revenue.  For the six-month period ended June 30, 2007, operating revenue increased $52 million versus the same period in 2006 primarily due to:
•	Increased transportation and storage revenue of $31.3 million due to:
•
Higher transportation reservation revenues of $15 million primarily due to reduced discounting resulting in higher average rates realized on contracts driven by higher customer demand and utilization of contract capacity;

•	Higher parking revenues of $8.2 million due to customer demand for parking services and market conditions;

•
Higher commodity revenues of $4.1 million due to higher throughput volumes including transportation of higher LNG volumes on Trunkline, higher volumes on Sea Robin due to adverse hurricane impacts on 2006 throughput, and higher throughput on Panhandle due to higher utilization driven by weather and storage refill activity; and

•	Higher storage revenues of $4 million due to increased contracted capacity.
•
A $23.6 million increase in LNG terminalling revenue due to a capacity increase on the BG LNG Services contract as a result of the Trunkline LNG Phase I and Phase II expansions, which were placed in service in April 2006 and July 2006, respectively, as well as higher volumes resulting from an increase in LNG cargoes; and

•	A decrease in other revenue of $2.9 million primarily due to higher operational sales of gas in 2006.

Operating Expenses.  Operating expenses for the six-month period ended June 30, 2007 increased $31.2 million versus the same period in 2006 primarily due to:
•	An increase in operation, maintenance and general expenses of $23.4 million primarily due to:
•
A $7.2 million increase in corporate services costs due to Southern Union’s disposition of certain assets during 2006, resulting in a larger allocation of corporate services costs to the remaining business units and an increase in management and royalty fees due to higher revenues;

•	A $6.5 million increase in LNG power costs resulting from increased cargoes;
•	A $4.6 million increase in contract storage costs primarily due to an increase in leased capacity;
•	A $2.3 million increase in fuel tracker costs due to a net under-recovery in 2007;
•	A $1.4 million increase in labor and benefits;
•	An $800,000 increase in legal costs; and
•	A $700,000 increase in insurance expense due to higher premiums.
•	Increased depreciation and amortization expense of $7.4 million due to an increase in property, plant and equipment placed in service, including the Trunkline LNG Phase I and Phase II expansions.

Other Expense, Net.  Other expense, net for the six-month period ended June 30, 2007 decreased $609,000 versus the same period in 2006.  Interest expense increased $14.4 million primarily due to higher debt balances and higher LIBOR rates.  Other, net increased $15 million primarily due to higher related party interest income caused by higher related party note receivable balances in 2007 (which offsets against a corresponding amount of the increased debt balance) and increases in the underlying LIBOR-based rates.

Income Taxes.  The Company’s estimated annual consolidated federal and state effective income tax rate was 39 percent and 39 percent for the six-month periods ended June 30, 2007 and 2006, respectively.  Income taxes during the six-month period ended June 30, 2007, versus the same period in 2006, increased $8.4 million due to higher pretax income.

OTHER MATTERS

Contingencies

See PART I, ITEM 1.  Financial Statements (Unaudited), Note 11 – Commitments and Contingencies and Note 4 – Regulatory Matters, in this Quarterly Report on Form 10-Q.

Regulatory

See PART I, ITEM 1.  Financial Statements (Unaudited), Note 4 – Regulatory Matters, in this Quarterly Report on Form 10-Q.

Insurance

The Company maintains insurance coverage provided under its policies similar to other comparable companies in the same lines of business.  The insurance policies are subject to terms, conditions, limitations and exclusions that do not fully compensate the Company for all losses.  Insurance deductibles range from $100,000 to $10 million for the various policies utilized by the Company.  Furthermore, as the Company renews its policies, it is possible that full insurance coverage may not be obtainable on commercially reasonable terms due to the recent more restrictive insurance markets.

Liquidity and Capital Resources

2007 Capital Expenditure Funding Sources.  The Company intends to cover its 2007 cash requirements, resulting from planned capital expenditures, from various sources including cash flows from operations, repayments of intercompany loans made to Southern Union, loans or advances from other affiliates, or other borrowings, although no assurances can be given as to the sufficiency of cash flows, the availability of funds from Southern Union or other affiliates, or the ability to obtain financing.

Debt Refinancing.  The Company plans to refinance its $300 million of debt maturing in 2008 with proceeds from one or a combination of the following sources: (i) new public debt; (ii) investments, loans or advances from Southern Union affiliates; (iii) bank financings; and (iv) operating activities.  If the Company were unable to refinance these obligations, it would cause a material adverse change to the Company’s financial condition.  However, the Company reasonably believes that it has the ability to refinance these obligations within the required timeframes, although there can be no assurances that the anticipated refinancing will be completed on terms satisfactory to the Company.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Operating Officer (COO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Panhandle’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company and certain of its affiliates are occasionally parties to lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing.  The Company and its affiliates are also subject to various federal, state and local laws and regulations relating to the environment.  Several of these companies have been named parties to various actions involving environmental issues.  Based on our present knowledge and subject to future legal and factual developments, the Company’s management believes that it is unlikely that these actions, individually or in the aggregate, will have a material adverse effect on its financial condition.  For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other legal matters, reference is made to ITEM 1. Financial Statements (Unaudited), Note 11 – Commitments and Contingencies, as well as to ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I. Financial Information.

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

10(a)
Amended and Restated Credit Agreement between Trunkline LNG Holdings, LLC, as borrower, Panhandle Eastern Pipe Line Company, LP and CrossCountry Citrus, LLC, as guarantors, the financial institutions listed therein and Bayerische Hypo-Und Vereinsbank AG, New York Branch, as administrative agent, dated as of June 29, 2007 (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on July 6, 2007 and incorporated herein by reference.)

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

31.1
Certificate by President and Chief Operating Officer pursuant to Rule 13a – 14(a) or 15d – 14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certificate by Senior Vice President and Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certificate by President and Chief Operating Officer pursuant to Rule 13a – 14(b) or 15d – 14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2
Certificate by Senior Vice President and Chief Financial Officer pursuant to Rule 13a – 14(b) or 15d – 14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: August 9, 2007	By: /s/ ROBERT O. BOND
Robert O. Bond President and Chief Operating Officer (authorized officer) /s/ GARY W. LEFELAR Gary W. Lefelar Senior Vice President and Chief Accounting Officer (principal accounting officer)