Form 10-Q
period 2007-09-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2007-11-09
CIK 76063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
_______________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2007

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
FORM 10-Q
September 30, 2007

PANHANDLE EASTERN PIPE LINE, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2007	2006
	(In thousands of dollars)
Operating revenue
Transportation and storage of natural gas	$122,340	$106,100
LNG terminalling revenue	34,034	32,308
Other revenue	2,589	4,989
Total operating revenue	158,963	143,397

Operating expenses
Operation, maintenance and general	65,905	51,928
Depreciation and amortization	21,863	18,425
Taxes, other than on income	7,340	6,327
Total operating expenses	95,108	76,680

Operating income	63,855	66,717

Other income (expense)
Interest expense, net	(19,492)	(15,266)
Other, net	9,258	2,493
Total other income (expense)	(10,234)	(12,773)

Earnings before income taxes	53,621	53,944

Income taxes	20,961	21,108

Net earnings	$32,660	$32,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(In thousands of dollars)
Operating revenue
Transportation and storage of natural gas	$376,752	$329,212
LNG terminalling revenue	104,155	78,877
Other revenue	8,792	14,060
Total operating revenue	489,699	422,149

Operating expenses
Operation, maintenance and general	186,759	149,340
Depreciation and amortization	63,634	52,823
Taxes, other than on income	22,436	21,069
Total operating expenses	272,829	223,232

Operating income	216,870	198,917

Other income (expense)
Interest expense, net	(62,979)	(44,382)
Other, net	31,055	9,310
Total other income (expense)	(31,924)	(35,072)

Earnings before income taxes	184,946	163,845

Income taxes	72,186	63,887

Net earnings	$112,760	$99,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2007	December 31, 2006
Assets	(In thousands of dollars)

Current assets
Cash and cash equivalents	$684	$531
Accounts receivable, less allowances of $1,176 and $1,176, respectively	57,654	61,047
Accounts receivable - related parties (Note 5)	8,526	17,994
Gas imbalances - receivable	78,854	68,013
System gas and operating supplies (Note 3)	155,272	127,303
Deferred income taxes, net	245	3,117
Note receivable - CrossCountry Citrus	15,117	6,664
Other	17,665	10,691
Total current assets	334,017	295,360

Property, plant and equipment
Plant in service	2,515,769	2,418,917
Construction work-in-progress	447,879	166,085
	2,963,648	2,585,002
Less accumulated depreciation and amortization	266,645	207,606
Net property, plant and equipment	2,697,003	2,377,396

Unconsolidated investment	1,680	1,457

Note receivable - Southern Union	63,505	148,655
Note receivable - CrossCountry Citrus	412,192	458,336
Intangibles, net	7,358	7,618
Debt issuance cost	3,569	2,376
Non-current system gas (Note 3)	12,011	14,850
Other	2,808	2,472

Total assets	$3,534,143	$3,308,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2007	December 31, 2006
	(In thousands of dollars)
Partners' Capital
Partners' capital	$1,154,483	$1,041,723
Accumulated other comprehensive income (Note 8)	9,332	15,477
Tax sharing note receivable - Southern Union	(13,636)	(16,431)
Total partners' capital	1,150,179	1,040,769

Long-term debt (Note 7)	1,292,182	1,185,391

Total capitalization	2,442,361	2,226,160

Current liabilities
Current portion of long-term debt (Note 7)	315,117	461,011
Accounts payable	13,764	6,679
Accounts payable - overdrafts	16,786	23,776
Accounts payable - related parties (Note 5)	42,790	15,962
Gas imbalances - payable	208,109	144,137
Accrued taxes	20,469	12,030
Accrued interest	8,272	19,669
Capital accruals	90,417	26,929
Other	47,788	59,741
Total current liabilities	763,512	769,934

Deferred income taxes, net	255,008	243,697
Post-retirement benefits	4,118	4,436
Other	69,144	64,293

Commitments and contingencies (Note 11)

Total partners' capital and liabilities	$3,534,143	$3,308,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNADITED)

	Nine Months Ended September 30,
	2007	2006
	(In thousands of dollars)
Cash flows provided by (used in) operating activities:
Net earnings	$112,760	$99,958
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	63,634	52,823
Deferred income taxes	17,559	50,131
Gain on sale of assets	-	(2,267)
Other	(4,255)	(989)
Changes in operating assets and liabilities	48,881	9,790
Net cash flows provided by operating activities	238,579	209,446

Cash flows provided by (used in) investing activities:
Net decrease (increase) in note receivable - Southern Union	85,150	(82,725)
Capital and investment expenditures	(315,134)	(132,287)
Sale of assets	-	2,450
Proceeds from note receivable - CrossCountry Citrus	37,691	-
Other	1,536	(925)
Net cash flows used in investing activities	(190,757)	(213,487)

Cash flows provided by (used in) financing activities:
Increase (decrease) in book overdrafts	(6,990)	4,915
Issuance of long-term debt	455,000	-
Repayment of debt obligations	(493,316)	-
Issuance costs of debt	(2,363)	-
Net cash flows provided by (used in) financing activities	(47,669)	4,915

Change in cash and cash equivalents	153	874

Cash and cash equivalents at beginning of period	531	585
Cash and cash equivalents at end of period	$684	$1,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

	Partners' Capital	Accumulated Other Comprehensive Income	Tax Sharing Note Receivable-Southern Union	Total
	(In thousands of dollars)

Balance December 31, 2006	$1,041,723	$15,477	$(16,431)	$1,040,769

Comprehensive income (loss):
Net earnings	112,760	-	-	112,760
Net recognized prior service credit related to other
postretirement benefits, net of tax	-	(3,608)	-	(3,608)
Change in fair value of interest rate hedges, net of tax	-	(1,923)	-	(1,923)
Net gain related to interest rate swaps, net of tax	-	(614)	-	(614)
Comprehensive income	112,760	(6,145)	-	106,615

Settlement against tax sharing receivable - Southern Union	-	-	2,795	2,795
Balance September 30, 2007	$1,154,483	$9,332	$(13,636)	$1,150,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying unaudited interim condensed consolidated financial statements of Panhandle Eastern Pipe Line Company, LP, a Delaware limited partnership (PEPL), and its subsidiaries (collectively, Panhandle, or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q.  These statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (GAAP), and should be read in conjunction with Panhandle’s financial statements and notes thereto for the twelve months ended December 31, 2006, which are included in Panhandle’s Form 10-K filed with the SEC.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Due to the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.

The Company does not currently apply Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation (Statement No. 71).  In 1999, the Company discontinued application of Statement No. 71 primarily due to the level of discounting from tariff rates and its inability to pass through and recover all costs.  The accounting required by the statement differs from the accounting required for businesses that do not apply its provisions.  Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include, among others, recognition of regulatory assets, capitalization of an equity component on regulated capital projects and depreciation on assets.

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

3.  System Gas and Operating Supplies

System gas and operating supplies consist of gas held for operations and materials and supplies, both of which are carried at the lower of weighted average cost or market, while gas received from or owed back to customers is valued at market.  The gas held for operations that the Company does not expect to consume in its operations in the next twelve months is reflected in non-current assets.  Gas held for operations at September 30, 2007 was $153.3 million, or 21,617,000 million British thermal units (MMBtu), of which $12 million was classified as non-current.  Gas held for operations at December 31, 2006 was $129.4 million, or 20,965,000 MMBtu, of which $14.9 million was classified as non-current.  Materials and supplies inventories were $14 million and $13.2 million at September 30, 2007 and December 31, 2006, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  Regulatory Matters

The Company has commenced construction of an additional enhancement at its Trunkline LNG terminal.  This infrastructure enhancement project, which was originally expected to cost approximately $250 million, plus capitalized interest, will increase send out flexibility at the terminal and lower fuel costs.  Recent cost projections indicate the construction costs will likely be higher, currently estimated at approximately $335 million, plus capitalized interest.  The negotiated rate with the project’s customer, BG LNG Services, will be adjusted based on final capital costs pursuant to a contractually-based formula.  The project is scheduled to be in operation in late 2008.  In addition, Trunkline LNG and BG LNG Services agreed to extend the existing terminal and pipeline services agreements through 2028, representing a five-year extension.  Approximately $128.3 million and $40.8 million of costs are included in the line item Construction work-in-progress at September 30, 2007 and December 31, 2006, respectively.

The Company has received approval from FERC to modernize and replace various compression facilities on PEPL.  Such replacements are being made at eleven different compressor stations and are expected to be installed by the end of 2011.  The estimated remaining cost of these replacements is approximately $240 million, plus capitalized interest.  The Company is also replacing approximately 32 miles of existing pipeline on the east end of the PEPL system at a current estimated cost of approximately $80 million, which will further improve system integrity and reliability.  The project is planned to be completed in late 2007.  Approximately $111.7 million and $57.9 million of costs related to these projects are included in the line item Construction work-in-progress at September 30, 2007 and December 31, 2006, respectively.

Trunkline has commenced construction on a field zone expansion project, which was approved by FERC in April 2007.  The expansion project includes the previously announced north Texas expansion and adding capacity to Trunkline’s pipeline system in Texas and Louisiana to increase deliveries to Henry Hub.  Trunkline will increase the capacity along existing rights-of-way from Kountze, Texas to Longville, Louisiana by approximately 625 million cubic feet per day with the construction of approximately 45 miles of 36-inch diameter pipeline.  The project includes horsepower additions and modifications at existing compressor stations.  Trunkline also will create additional capacity to Henry Hub with the construction of a 13.5-mile, 36-inch diameter pipeline loop from Kaplan, Louisiana directly into Henry Hub.  The Henry Hub lateral will provide capacity of 1 billion cubic feet per day from Kaplan, Louisiana to Henry Hub.  This project has an anticipated in-service date during December 2007.  Recent extremely rainy conditions in the expansion project area have adversely impacted construction activities and will likely increase project costs.  The magnitude of potential cost increases is highly dependent on weather conditions going forward through the project’s ultimate completion.  The Company currently estimates the project will cost approximately $250 million, plus capitalized interest.  Estimated costs include a $40 million contribution in aid of construction (CIAC) to a subsidiary of Energy Transfer Partners, L.P. (Energy Transfer), a non-affiliated entity, upon movement of Energy Transfer’s delivery point to a location originally anticipated to be near Buna, Texas. Subsequently, Energy Transfer indicated that the Buna route was problematic and, as a result, the parties reached agreement on revised terms for the field zone expansion project, including additional contracted volumes and a delivery point near Silsbee, Texas.  An amended filing was made with FERC on October 2, 2007, reflecting the new delivery point location.  The ultimate return and accounting for the CIAC to Energy Transfer depends on completion of construction by Energy Transfer and the eventual commercial impact on the field zone expansion project.  Approximately $147 million and $12.5 million of costs for this project are included in the line item Construction work-in-progress at September 30, 2007 and December 31, 2006, respectively.

The Company intends to cover its 2007 cash requirements, associated with its planned capital expenditures discussed above, from various sources including cash flows from operations, repayments of intercompany loans made to Southern Union, loans or advances from other affiliates, or other borrowings, although no assurances can be given as to the sufficiency of cash flows, the availability of funds from Southern Union or other affiliates, or the ability to obtain financing.  Additionally, see Note 12 – Subsequent Event for information related to funding sources for the Company’s ongoing capital growth programs.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FERC is responsible under the Natural Gas Act for assuring that rates charged by interstate pipelines are "just and reasonable".  To enforce that requirement, FERC applies a ratemaking methodology that determines an allowed rate of return on common equity for the companies it regulates.  On October 25, 2006, a group including producers and various trade associations filed a complaint under Section 5 of the Natural Gas Act against Southwest Gas Storage requesting that FERC initiate an investigation into Southwest Gas Storage’s rates, terms and conditions of service and grant immediate interim rate relief.  FERC initiated a Section 5 proceeding on December 21, 2006, setting this issue for hearing.  Pursuant to FERC order, Southwest Gas Storage filed a cost and revenue study with FERC on February 20, 2007.  On August 1, 2007, Southwest Gas Storage filed a Section 4 rate case requesting an increase in rates.  On August 31, 2007, the FERC accepted Southwest Gas Storage’s rate increase to become effective on February 1, 2008, subject to refund.  This order also consolidated the Section 5 proceeding with the Section 4 rate case.  On October 26, 2007, the Staff of the FERC filed a Motion to Suspend the Procedural Schedule in the pending Southwest Gas Storage rate cases.  The Staff represented that the parties had reached a settlement in principle that would resolve all the issues in the cases.  On October 29, 2007, the Motion was granted.  The parties are now finalizing the settlement documents.  Southwest Gas Storage anticipates filing the settlement with FERC by the end of 2007.  In the event that the terms of the settlement in principle are finalized and approved by FERC, the agreement is not expected to have a material adverse impact on the financial position, results of operations or cash flows of the Company.  No proceeding has been initiated against PEPL or any of its other subsidiaries, but any potential rate reductions from such a proceeding would be expected to be mitigated by the impact of significant ongoing capital spending for pipeline integrity, safety, environmental (including air emissions), compression modernization and other investments.

On January 26, 2007, Southwest Gas Storage filed an abandonment application to reduce the certificated storage capacity of its North Hopeton field by approximately 6 Bcf and to acquire 3 Bcf of additional base gas to maintain storage field operations.  This filing brings the certificated capacity in line with operational performance of the field.  On September 7, 2007, the FERC approved Southwest Gas Storage’s North Hopeton field modifications.  Southwest Gas Storage has entered into a third-party agreement to replace this storage capacity effective April 1, 2007 with an initial term of two years.

Sea Robin filed a rate case with FERC in June 2007, requesting an increase in its maximum rates.  Several parties have submitted protests to the rate increase filing with FERC.  On July 30, 2007, FERC suspended the effectiveness of the filed rate increase until January 1, 2008.  The final outcome of the rate case has many variables and potential outcomes and it is impossible to predict its timing or materiality at this time.

On December 15, 2003, the U.S. Department of Transportation issued a final rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule defines as “high consequence areas” (HCAs).  This rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002.  The rule requires operators to have identified HCAs along their pipelines by December 2004, and to have begun baseline integrity assessments, comprised of in-line inspection (smart pigging), hydrostatic testing or direct assessment, by June 2004.  Operators must rank the risk of their pipeline segments containing HCAs and must complete assessments on at least 50 percent of the segments using one or more of these methods by December 2007.  Assessments will generally be conducted on the higher risk segments first, with the balance being completed by December 2012.  In addition, some system modifications will be necessary to accommodate the in-line inspections.  All systems operated by the Company will be compliant with the rule; however, while identification and location of all the HCAs has been completed, it is not practicable to determine with certainty the total scope of required remediation activities prior to completion of the assessments and inspections.  The costs associated with pipeline integrity management, including activity associated with HCAs, are preliminarily estimated to be in the range of approximately $23 million to $30 million per year through 2017.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related Party Transactions	2007	2006	2007	2006
	(In thousands)		(In thousands)

Transportation and storage of natural gas	$788	$769	$3,094	$3,126
Operation and maintenance:
Management and royalty fees	3,966	3,581	12,219	10,549
Other expenses	7,375	5,070	22,668	14,618
Other income, net	9,195	2,556	29,946	6,194

Pursuant to a demand note with Southern Union Company under a cash management program, as of September 30, 2007, the Company has loaned excess cash, net of repayments, totaling $63.5 million to Southern Union since Southern Union acquired the Company.  Net receipts of $85.2 million were recorded during the nine-month period ended September 30, 2007.  The Company is credited with interest on the note at a one month LIBOR rate.  Included in Other, net in the accompanying Condensed Consolidated Statement of Operations is interest income of $1.3 million and $5.2 million for the three- and nine-month periods ended September 30, 2007, respectively, with $2.5 million and $6.1 million for the three- and nine-month periods ended September 30, 2006, respectively, related to interest on the Note receivable – Southern Union.  Due to uncertainties regarding the timing of the Company’s cash flows, including financings, capital expenditures and operating cash flows, the Company is reflecting the Note receivable – Southern Union as a non-current asset at September 30, 2007.  The Company does have access to the funds via the demand note and does expect repayment to ultimately occur to fund capital expenditures.  See Note 12 – Subsequent Event for information related to $300 million of fixed rate debt issued by the Company in October 2007, the proceeds of which were initially loaned to Southern Union under the demand note.

On December 1, 2006, LNG Holdings, as borrower, and PEPL and CrossCountry Citrus, LLC (CrossCountry Citrus), as guarantors, entered into a $465 million unsecured term loan facility due April 4, 2008 (2006 Term Loan) with various financial institutions.  On December 1, 2006, LNG Holdings loaned the proceeds of the 2006 Term Loan to CrossCountry Citrus in exchange for an interest-bearing promissory note with a principal amount of $465 million, the amount of the proceeds of the 2006 Term Loan.  Accrued interest under the promissory note is payable quarterly.  The interest rate under the promissory note is based on the interest rate under the 2006 Term Loan, which at September 30, 2007 was a floating rate at 6.1 percent, plus a credit spread over LIBOR of 112.5 basis points.  Included in Other, net in the accompanying Condensed Consolidated Statement of Operations is interest income of $7.8 million and $24.5 million for the three- and nine-month periods ended September 30, 2007, respectively related to interest on the Note receivable – CrossCountry Citrus.

Southern Union structured the acquisition of PEPL in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986.  For tax purposes, the Company’s assets that were part of the exchange were recorded at the tax basis of the Southern Union Company assets for which they were exchanged.  The resulting transaction generated an estimated deferred tax liability at the acquisition date and a corresponding receivable from Southern Union reflected as a reduction to Partners' Capital on the Company’s Condensed Consolidated Balance Sheet.  Repayment of the receivable from Southern Union is limited to actual tax liabilities otherwise payable by the Company pursuant to the tax sharing agreement with Southern Union Company.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a summary of the accounts receivable and payable related party balances included in the Condensed Consolidated Balance Sheet at the dates indicated.

Related Party	September 30, 2007	December 31, 2006
	(In thousands)
Accounts receivable - related parties:
Southern Union (1)	$366	$14,448
Other (2)	8,160	3,546
	8,526	17,994
Accounts payable - related parties:
Southern Union (3)	$42,306	$14,978
Other (4)	484	984
	$42,790	$15,962

______________________________
(1)	Primarily related to expenditures made on behalf of Southern Union and interest associated with the Note receivable – Southern Union.
(2)	Primarily related to interest from CrossCountry Citrus in 2007 and 2006.
(3)
Primarily related to corporate services and payroll funding provided by Southern Union, reimbursable medical and insurance costs paid by Southern Union on behalf of the Company, and income taxes payable to Southern Union per the tax-sharing agreement.

(4)	Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of the Company.

6.  Derivative Instruments and Hedging Activities

The Company uses interest rate swaps to reduce interest rate risks and to manage interest expense.  By entering into these agreements, the Company converts floating-rate debt into fixed-rate debt, or alternatively converts fixed-rate debt to floating-rate debt.  Interest differentials paid or received under the swap agreements are reflected as an adjustment to interest expense.  These interest rate swaps are financial derivative instruments that qualify for hedge treatment.  The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss.  In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

In August and September 2007, the Company entered into a series of treasury rate locks with an aggregate notional amount of $300 million to manage its exposure against changes in future interest payments attributable to changes in the 10-year US treasury rate prior to the anticipated issuance of fixed-rate debt.  The weighted-average interest rate of these treasury rate locks is 4.57 percent.  The Company entered into treasury rate locks that fixed the benchmark component of the interest rate to be established for the forecasted October 2007 issuance of $300 million fixed-rate debt.  The treasury rate locks are accounted for as cash flow hedges, and the Company recorded a $338,000 gain, ($207,000, net of tax), in Accumulated other comprehensive income with respect to the treasury rate locks as of September 30, 2007. The treasury rate locks were settled on October 23, 2007 with the Company paying approximately $3.9 million. The $3.9 million pre-tax loss will be included in Accumulated other comprehensive income during the fourth quarter of 2007 and will be recognized in earnings as an adjustment to interest expense over the ten-year term of the $300 million 6.20 percent senior notes due November 1, 2017. See Note 12 – Subsequent Event.

Panhandle’s subsidiary LNG Holdings has entered into interest rate swap agreements with an aggregate notional amount of $455 million that effectively fix the interest rate applicable to the floating rate of the $455 million Term Loan due in 2012, from June 15, 2007 through March 13, 2012, and qualify for hedge accounting.  For the period from June 15, 2007 through September 30, 2007, there was no swap ineffectiveness.  As of September 30, 2007, floating rate LIBOR-based interest payments were exchanged for weighted average fixed rate interest payments of 4.98 percent plus a credit spread of 0.625 percent, based upon PEPL’s credit rating for its senior unsecured debt.  As of September 30, 2007, the fair value position of the swaps was a liability of $4.2 million and is included in Other non-current liabilities in the Condensed Consolidated Balance Sheet.  For the three- and nine-month periods ended September 30, 2007, an unrealized loss of $11.5 million ($6.9 million, net of tax) and $4.2 million ($2.5 million, net of tax), respectively, was included in Accumulated other comprehensive income related to the change in fair value of these swaps.  Current market pricing models were used to estimate fair values of interest rate swap agreements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On April 29, 2005, existing LNG Holdings’ bank loans due in January 2007 were repaid in full using the proceeds from a credit agreement entered into on April 26, 2005 which was due in March 2007.  Interest rate swaps previously designated as cash flow hedges of the LNG Holdings’ bank loans were terminated upon repayment of the loans on April 29, 2005.  As a result, a gain of $3.5 million ($2.1 million, net of tax), was recorded in Accumulated other comprehensive income in the Condensed Consolidated Balance Sheet and was amortized to interest expense through the maturity date of the original bank loans in January 2007.  For the three-month period ended September 30, 2006, a realized gain of $461,000 ($276,000 net of tax) was included in Accumulated other comprehensive income related to these swaps.  For the nine-month periods ended September 30, 2007 and 2006, a realized gain of $384,000 ($229,000, net of tax) and $1.4 million ($828,000, net of tax), respectively was included in Accumulated other comprehensive income related to these swaps.  Current market pricing models were used to estimate fair values of interest rate swap agreements.

In March 2004, the Company entered into interest rate swaps to hedge the risk associated with the fair value of its $200 million principal amount of 2.75% Senior Notes.  These swaps terminated in March 2007 upon their maturity.  See related information in Note 7 – Debt.

7.  Debt

Long-term Debt Obligations	September 30, 2007	December 31, 2006
	(In thousands)

2.75% Senior Notes due 2007	$-	$200,000
4.80% Senior Notes due 2008	300,000	300,000
6.05% Senior Notes due 2013	250,000	250,000
6.50% Senior Notes due 2009	60,623	60,623
8.25% Senior Notes due 2010	40,500	40,500
7.00% Senior Notes due 2029	66,305	66,305
Term Loan due 2007	-	255,626
Term Loan due 2012 (1)	427,309	465,000
Term Loan due 2012	455,000	-
Net premiums on long-term debt	7,562	9,613
Total debt outstanding	1,607,299	1,647,667
Current portion of long-term debt	(315,117)	(461,011)
Interest rate swaps (2.75% Senior Notes)	-	(1,265)
Total long-term debt	$1,292,182	$1,185,391

______________________________
(1)
At December 31, 2006, this Term Loan was due in 2008.  See the following LNG Holdings Term Loans discussion for information related to the extension of the maturity date from April 4, 2008 to June 29, 2012.

The Company has $1.61 billion of debt, including net premiums of $7.6 million, recorded at September 30, 2007.  Debt of $1.18 billion is at fixed rates ranging from 4.80 percent to 8.25 percent.  The Company also has floating-rate debt totaling $427.3 million bearing an interest rate of 5.68 percent as of September 30, 2007.  The variable rate bank loan is unsecured.

LNG Holdings Term Loans.  On June 29, 2007, LNG Holdings, as borrower, and PEPL and CrossCountry Citrus, as guarantors, entered into an amended and restated term loan facility (Amended Credit Agreement).  The Amended Credit Agreement amends the $465 million term loan facility, dated as of December 1, 2006, by and among LNG Holdings, as the borrower, and PEPL and CrossCountry Citrus, as guarantors.  The Amended Credit Agreement extended the maturity of the term loan from April 4, 2008 to June 29, 2012, and decreased the interest rate from LIBOR plus 87.5 basis points to LIBOR plus 55 basis points, based upon the current credit rating of PEPL's senior unsecured debt.  The balance of the term loan facility at September 30, 2007 is $427.3 million.

On March 13, 2007, LNG Holdings, as borrower, and PEPL and Trunkline LNG, as guarantors, entered into a $455 million unsecured term loan facility due March 13, 2012 (2012 Term Loan).  The interest rate under the 2012 Term Loan is a floating rate tied to a LIBOR rate or prime rate at the Company’s option, in addition to a margin

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

tied to the rating of PEPL’s senior unsecured debt.  The proceeds of the 2012 Term Loan were used to repay approximately $455 million in existing indebtedness that matured in March 2007, including the $200 million 2.75% Senior Notes and the LNG Holdings $255.6 million Term Loan.  See Note 6 – Derivative Instruments and Hedging Activities for information regarding interest rate swaps on the 2012 Term Loan.

The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens.  At September 30, 2007, the Company, based on the currently most restrictive debt covenant requirements, was subject to a $525.8 million limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $307.5 million of additional secured or subsidiary level indebtedness or other defined liens based on a limitation on liens covenant.  The Company is also subject to a limitation of $528.7 million of total additional indebtedness. At September 30, 2007, the Company was in compliance with all covenants.  See Note 12 – Subsequent Event for information related to $300 million of fixed rate debt issued in October 2007.

At September 30, 2007, the Company had scheduled payments of $15.1 million, $300 million, $60.6 million, $40.5 million, nil and $1.18 billion for the remainder of 2007, the years 2008 through 2011 and in total thereafter, respectively.

Retirement of Debt Obligations

The Company plans to refinance with new debt or bank financings its $300 million of debt maturing in 2008.  Alternatively, the Company may retire such debt with proceeds from one or a combination of the following sources:  (i) investments, loans or advances from Southern Union affiliates; (ii) cash flows from operating activities; and (iii) borrowings under existing credit facilities.  The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital markets, current economic and capital market conditions and market expectations regarding the Company’s future earnings and cash flows, that it will be able to refinance and/or retire these obligations under acceptable terms within the next year.  There can be no assurance, however, that the Company will be able to achieve acceptable terms in any negotiation of new debt or bank financings.  Moreover, there can be no assurance the Company will be successful in its implementation of these refinancing and/or retirement plans and the Company’s inability to do so would cause a material adverse effect on the Company’s financial condition and liquidity.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  Accumulated Other Comprehensive Income

The table below provides an overview of comprehensive income for the periods indicated.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Net earnings	$32,660	$32,836	$112,760	$99,958

Realized gain on cash flow hedging
activities, net of taxes of $(186), $(185),
$(341) and $(556), respectively	(385)	(276)	(614)	(828)
Net recognized prior service credit related to
other postretirement benefits, net
of taxes of $(1,218), $0, $(1,662) and $0, respectively	(2,252)	-	(3,608)	-
Change in fair value of interest rate hedges, net of
taxes of $(4,329), $0, $(1,374) and $(3), respectively	(6,318)	-	(1,923)	(5)
Total other comprehensive income (loss)	(8,955)	(276)	(6,145)	(833)

Total comprehensive income	$23,705	$32,560	$106,615	$99,125

The table below provides an overview of the components in Accumulated other comprehensive income as of the periods indicated:

	September 30,	December 31,
Components in Accumulated Other Comprehensive Income	2007	2006
	(In thousands)

Other postretirement plan - net actuarial loss and prior service credit, net of tax	$11,640	$15,248
Interest rate hedges, net of tax	(2,308)	229
Total Accumulated other comprehensive income, net of tax	$9,332	$15,477

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  Postretirement Benefits

Net periodic benefit cost for the three- and nine-month periods ended September 30, 2007 and 2006 includes the components noted in the table below.

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Service cost	$336	$440	$1,008	$1,319
Interest cost	511	544	1,534	1,632
Expected return on plan assets	(484)	(344)	(1,451)	(1,032)
Prior service credit amortization	(900)	(911)	(2,701)	(2,732)
Recognized actuarial loss	-	127	-	381
Transfer of net obligation from affiliate	1,912	-	1,912	-
Net periodic benefit cost (credit)	$(537)	$(144)	$(1,610)	$(432)

A charge of approximately $1.9 million was recorded in the third quarter of 2007 for postretirement benefit costs applicable to employees transferred from a Southern Union affiliate.

10.  Accounting for Uncertainty in Income Taxes

The Company adopted FIN 48 on January 1, 2007.   The implementation of FIN 48 did not have a material impact on the condensed consolidated financial statements and did not require an adjustment to Partners’ capital. The Company had no unrecognized tax benefits at January 1, 2007 or September 30, 2007.

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

Hope Land Mineral Corporation (Hope Land) claimed trespass and unjust enrichment in respect of the storage rights to property that contains a portion of the Company’s Howell storage field.  The Company filed an action for condemnation to obtain the storage rights from Hope Land.  Trial before the Michigan Circuit Court commenced in April 2007, and on May 2, 2007, the jury awarded Hope Land total compensation of approximately $91,000 in respect of condemnation and trespass and no recovery in respect of unjust enrichment.  Following the verdict, the matter was settled and an Order of Dismissal was entered in the Court on July 3, 2007.  The settlement of this matter had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Environmental Remediation.  Panhandle is responsible for environmental remediation at certain sites on its gas transmission systems for contamination resulting from the past use of lubricants containing polychlorinated biphenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas.  The Company has developed and is implementing a program to remediate such contamination.  Remediation and decontamination has been completed at each of the 35 compressor station sites where auxiliary buildings that house the air compressor equipment were impacted by the past use of lubricants containing PCBs.  At some locations, PCBs have been identified in paint that was applied many years ago.  A program has been implemented to remove and dispose of PCB impacted paint during painting activities.  At one location on the Trunkline system, PCBs were discovered on the painted surfaces of equipment in a building that is outside of the scope of the compressed air system program and the existing PCB impacted paint program.  The estimated cost to remediate the painted surfaces at this location is approximately $300,000.  An initial assessment program was undertaken to determine whether this condition exists at any of the other 78 similar buildings on the PEPL and Trunkline systems.  At the seven locations assessed, which comprised a total of 15 buildings, preliminary analysis identified PCBs at regulated levels in a small number of the samples at two locations.  An expanded assessment program is being developed.  Until the results of the expanded assessment program are available, the costs associated with remediation of the painted surfaces cannot be reasonably estimated.

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

The table below reflects the amount of accrued liabilities recorded in the Condensed Consolidated Balance Sheet at September 30, 2007 and December 31, 2006 to cover probable environmental response actions:

	September 30,	December 31,
	2007	2006
	(In thousands)

Current	$985	$1,962
Noncurrent	7,384	6,760
Total Environmental Liabilities	$8,369	$8,722

Air Quality Control. The U.S. EPA issued a final rule on regional ozone control (NOx SIP Call) in April 2004 that impacts the Company in two midwestern states: Indiana and Illinois.  Based on a U.S. EPA guidance document

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

negotiated with gas industry representatives in 2002, the Company is required in states that follow the U.S. EPA guidance to reduce nitrogen oxide (NOx) emissions by 82 percent on the identified large internal combustion engines.  The rule, with which PEPL is in compliance and which had a final implementation date of May 2007, affected 20 large internal combustion engines on the Company’s system in Illinois and Indiana with an approximate cost of $23 million for capital improvements which has been incurred as of September 30, 2007.  Indiana has promulgated state regulations to address the requirements of the NOx SIP Call rule that essentially follow the U.S. EPA guidance.

In early April 2007, the IEPA proposed a rule to the Illinois Pollution Control Board (IPCB) for adoption to control NOx emissions from reciprocating engines and turbines, including a provision applying the rule beyond issues addressed by federal provisions, pursuant to a blanket statewide application.  As originally proposed, the Illinois rule required controls on engines regulated under the U.S. EPA NOx SIP Call by May 1, 2007 and the remaining engines by January 1, 2011.  A pipeline consortium including PEPL and Trunkline filed an objection to the rule on April 16, 2007 requesting the IPCB to bifurcate and address separately the statewide applicability provision, which was the primary driver of costs to PEPL and Trunkline.  The pipeline consortium specifically objected to treatment of the statewide applicability issue under an Illinois “Fast Track” rulemaking process.  In early May, the pipeline consortium filed for a preliminary injunction in state court challenging the application of the Fast Track process.  On May 17, 2007, the IPCB ruled in favor of the pipeline consortium by bifurcating the statewide applicability provision from the rest of the proposed rule.  On September 20, 2007 the IPCB approved the rule that applies to the engines regulated under the NOx SIP Call rule, which the pipeline consortium was not contesting. Due to delayed approval of the rule, the compliance deadline was changed from May 1, 2007 to January 1, 2008.  On August 23, 2007, the IEPA filed a motion to cancel hearings and pre-filing deadlines for the bifurcated statewide portion of the proposed Illinois engine rule, which was later granted. The IEPA conducted an industry meeting on October 4, 2007 and introduced a new proposal to withdraw the statewide applicability provisions of the current proposed rule and apply the rule requirements to non-attainment areas. No controls on PEPL and Trunkline stations would be required under the most recent proposal. However, the IEPA indicated it was reserving the right to make future proposals for statewide controls.  In the event the IEPA moves forward with the rule as originally proposed, preliminary estimates indicate the cost of compliance would require minimum capital expenditures of approximately $45 million for emission controls.

In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston.  Trunkline’s Cypress compressor station is affected and required the installation of emission controls.  Regulations also require certain grandfathered facilities in East Texas to enter into the new source permit program, which may require the installation of emission controls at one additional facility owned by the Company.  Management estimates capital improvements of $17.6 million will be needed at the two affected East Texas locations.  Approximately $16.7 million of the $17.6 million of capital expenditures have been incurred as of September 30, 2007.  Permit limits were placed on grandfathered engines at two facilities in West Texas that are owned by PEPL.  An estimated $1.5 million in capital expenditures will be required to comply with permit limitations for the West Texas facilities.

The U.S. EPA promulgated various Maximum Achievable Control Technology (MACT) rules in February 2004.  The rules require that PEPL and Trunkline control Hazardous Air Pollutants (HAPs) emitted from certain internal combustion engines at major HAPs sources.  Most PEPL and Trunkline compressor stations are major HAPs sources.  The HAPs pollutant of concern for PEPL and Trunkline is formaldehyde.  The rule, with which PEPL and Trunkline are in compliance and which had a final implementation date of June 2007, seeks to reduce formaldehyde emissions by 76 percent from these engines by requiring use of catalytic controls.  PEPL has one engine fully regulated under this rule.  For the other PEPL and Trunkline engines potentially subject to the engine MACT rule, emission controls and operating restrictions have been used to lower emissions below MACT thresholds.  Compliance with these regulations necessitated an estimated expenditure of $1.2 million for capital improvements.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Commitments and Contingencies.

Hurricane Damage.  Late in the third quarter of 2005, after coming through the Gulf of Mexico, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast.  These hurricanes caused damage to property and equipment owned by Sea Robin, Trunkline and Trunkline LNG.  As of September 30, 2007, the Company has incurred approximately $34.9 million of capital expenditures related to the hurricanes, primarily for replacement or abandonment of damaged property and equipment at Sea Robin and construction project delays at the Trunkline LNG terminal.

The Company anticipates reimbursement from its property insurance carriers for a significant portion of damages from Hurricane Rita in excess of its $5 million deductible.  Such reimbursement is currently estimated by the Company’s property insurance carrier ultimately to be limited to 70 percent of the portion of the claimed damages accepted by the insurance carrier, but the amount is subject to the level of total ultimate claims from all companies relative to the carrier’s $1 billion total limit on payout per event.  An estimated $10 million of the costs incurred related to the Trunkline LNG terminal expansion delays are not eligible for insurance recovery.  As of September 30, 2007, the Company has received payments of $7.6 million from its insurance carriers.  No receivables due from the insurance carriers have been recorded as of September 30, 2007.

In addition, after the 2005 hurricanes, the MMS mandated inspections by leaseholders and pipeline operators along the hurricane tracks.  The Company has detected exposed pipe and other facilities on Trunkline and Sea Robin that must be re-covered to comply with applicable regulations.  Capital expenditures are estimated at $4 million, $2.8 million of which had been incurred as of September 30, 2007.  The Company will seek recovery of these expense and capital amounts as part of the hurricane-related claims.

Energy Transfer Commitment.  In November 2006, PEPL provided a guaranty to a subsidiary of Energy Transfer, a non-affiliate, for the full performance by Trunkline of a $40 million CIAC obligation related to a modification of the field zone expansion project expected to be completed in late 2007.

Controlled Group Pension Liabilities.  Southern Union (including certain of its divisions) sponsors a number of defined benefit pension plans for employees.  Under applicable pension and tax laws, upon being acquired by Southern Union, the Company became a member of Southern Union’s “controlled group” with respect to those plans, and, along with Southern Union and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated.  In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union’s controlled group, including the Company and each of its subsidiaries.  Based on the latest actuarial information available as of December 31, 2006, the aggregate amount of the projected benefit obligations of these pension plans was approximately $163 million and the estimated fair value of all of the assets of these plans was approximately $108.6 million.  The Company has not reflected any liabilities for Southern Union’s funding shortfall as the Company believes the likelihood of Southern Union not being able to fund their defined benefit pension plans is remote.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.  Subsequent Event

On October 26, 2007, the Company issued $300 million in senior notes due November 1, 2017 with an interest rate of 6.20 percent (6.20% Senior Notes).  In connection with the issuance of the 6.20% Senior Notes, the Company incurred underwriting and discount costs of approximately $2.7 million.  The debt was priced to the public at 99.741 percent, resulting in $297.3 million in proceeds to the Company.  The proceeds were initially loaned to Southern Union under a demand note between the Company and Southern Union, and were used to repay approximately $246 million outstanding under Southern Union’s credit facilities.  The remaining proceeds of $51.3 million were initially invested by Southern Union and subsequently utilized to fund working capital obligations.  Such advanced amounts will be subsequently repaid by Southern Union to the Company and will be used to fund ongoing capital projects and for general corporate purposes.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying unaudited interim condensed consolidated financial statements and notes to help provide an understanding of the Company’s financial condition, results of operations and changes in financial condition.  The following section includes an overview of the Company’s business as well as recent developments that the Company believes are important in understanding its results of operations and in anticipating future trends in those operations.  Subsequent sections include an analysis of the Company’s results of operations on a consolidated basis and information relating to the Company’s liquidity and capital resources and other matters.  The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q.

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

The Company earns the majority of its revenue by entering into firm transportation and storage contracts, providing capacity for customers to transport or store natural gas in its facilities.  Approximately 20 percent of the Company’s total operating revenue comes from long-term service agreements with local distribution company customers and their affiliates.  The Company also provides firm transportation services under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users.  In addition, the Company’s pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis.  Demand for gas transmission on the Company’s pipeline systems is seasonal, with the highest throughput and a higher portion of annual total operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters.  Average reservation revenue rates realized by the Company are dependent on certain factors, including but not limited to rate regulation, customer demand for reserved capacity, capacity sold levels for a given period and, in some cases, utilization of capacity.  Commodity revenues are also dependent upon a number of variable factors including weather, storage levels, and customer demand for firm interruptible and parking services.  The majority of Panhandle’s revenues are related to firm capacity reservation charges.  For the nine-month periods ended September 30, 2007 and 2006, the Company’s combined throughput was 1,116 trillion British thermal units (TBtu) and 861 TBtu, respectively.  For the years 2006, 2005 and 2004, the Company’s combined throughput, including supply area and market area deliveries, was 1,180 TBtu, 1,214 TBtu and 1,284 TBtu, respectively.

The Company’s regulated transportation and storage businesses periodically file (or can be required to file) for changes in their rates, which are subject to approval by FERC.  Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to negatively impact the Company’s results of operations and financial condition.

Results of Operations

	Three Months Ended September 30,
	2007	2006	Change
	(In thousands)

Operating revenue:
Transportation and storage of natural gas	$122,340	$106,100	$16,240
LNG terminalling revenue	34,034	32,308	1,726
Other revenue	2,589	4,989	(2,400)
Total operating revenue	158,963	143,397	15,566

Operating expenses:
Operation, maintenance and general	65,905	51,928	13,977
Depreciation and amortization	21,863	18,425	3,438
Taxes, other than on income	7,340	6,327	1,013
Total operating expenses	95,108	76,680	18,428
Operating income	63,855	66,717	(2,862)

Other income (expense):
Interest expense, net	(19,492)	(15,266)	(4,226)
Other, net	9,258	2,493	6,765
Total other expense, net	(10,234)	(12,773)	2,539

Earnings before income taxes	53,621	53,944	(323)

Income taxes	20,961	21,108	(147)

Net earnings	$32,660	$32,836	$(176)

Operating Revenue.  For the three-month period ended September 30, 2007, operating revenue increased $15.6 million versus the same period in 2006 as the result of:
•	Increased transportation and storage revenue of $16.2 million attributable to:
•
Higher transportation reservation revenues of $7.1 million primarily due to reduced discounting resulting in higher average rates realized on contracts driven by higher customer demand and utilization of contract capacity;

•	Higher parking revenues of $5.8 million resulting from customer demand for parking services and market conditions;
•	Higher storage revenues of $1.7 million due to increased contracted capacity; and
•
Higher commodity revenues of $1.6 million due to higher throughput volumes including transportation of higher LNG volumes on Trunkline, higher volumes on Sea Robin due to adverse hurricane impacts on 2006 throughput, and higher throughput on Panhandle due to storage refill activity.

•	A $1.7 million increase in LNG terminalling revenue based on higher volumes resulting from an increase in LNG cargoes; and
•	A decrease in other revenue of $2.4 million primarily due to higher operational sales of gas in 2006.

Operating Expenses.  Operating expenses for the three-month period ended September 30, 2007 increased $18.4 million versus the same period in 2006 as the result of:
•	An increase in operation, maintenance and general expenses of $14 million as the result of:
•	A $4.2 million increase in contract storage costs attributable to an increase in leased capacity;
•
A $2.9 million increase in corporate services costs relating to Southern Union’s disposition of certain assets during 2006, resulting in a larger allocation of corporate services costs to the remaining business units;

•	A $1.3 million increase in fuel tracker costs based on a net under-recovery in 2007;
•	A $1.3 million increase in LNG power costs resulting from increased cargoes; and
•	A $3 million net increase in labor and benefits, including a $1.9 million charge associated with other post-retirement benefit costs for transferred employees.
•
Increased depreciation and amortization expense of $3.4 million due to an increase in property, plant and equipment placed in service.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, including compression modernization and other expenditures.

Other Expense, Net.  Other expense, net for the three-month period ended September 30, 2007 decreased $2.5 million versus the same period in 2006.  Interest expense increased $4.2 million primarily due to higher debt balances.  Other, net increased $6.7 million primarily due to higher related party interest income caused by higher related party note receivable balances in 2007 (which offsets, in part, against a corresponding amount of the increased debt balance) and increases in the underlying LIBOR-based rates.

Income Taxes.  The Company’s estimated annual consolidated federal and state effective income tax rate was 39 percent and 39 percent for the three-month periods ended September 30, 2007 and 2006, respectively.  Income taxes during the three-month period ended September 30, 2007, versus the same period in 2006, decreased $147,000 due to lower pretax income.

	Nine Months Ended September 30,
	2007	2006	Change
	(In thousands)

Operating revenue:
Transportation and storage of natural gas	$376,752	$329,212	$47,540
LNG terminalling revenue	104,155	78,877	25,278
Other revenue	8,792	14,060	(5,268)
Total operating revenue	489,699	422,149	67,550

Operating expenses:
Operation, maintenance and general	186,759	149,340	37,419
Depreciation and amortization	63,634	52,823	10,811
Taxes, other than on income	22,436	21,069	1,367
Total operating expenses	272,829	223,232	49,597
Operating income	216,870	198,917	17,953

Other income (expense):
Interest expense, net	(62,979)	(44,382)	(18,597)
Other, net	31,055	9,310	21,745
Total other expense, net	(31,924)	(35,072)	3,148

Earnings before income taxes	184,946	163,845	21,101

Income taxes	72,186	63,887	8,299

Net earnings	$112,760	$99,958	$12,802

Operating Revenue.  For the nine-month period ended September 30, 2007, operating revenue increased $67.6 million versus the same period in 2006 as the result of:
•	Increased transportation and storage revenue of $47.5 million primarily attributable to:
•
Higher transportation reservation revenues of $22.1 million primarily due to reduced discounting resulting in higher average rates realized on contracts driven by higher customer demand and utilization of contract capacity and increased capacity sold;

•	Higher parking revenues of $14 million resulting from customer demand for parking services and market conditions;
•
Higher commodity revenues of $5.7 million due to higher throughput volumes including transportation of higher LNG volumes on Trunkline, higher volumes on Sea Robin due to adverse hurricane impacts on 2006 throughput, and higher throughput on Panhandle due to higher utilization driven by weather and storage refill activity; and

•	Higher storage revenues of $5.7 million due to increased contracted capacity.
•
A $25.3 million increase in LNG terminalling revenue based on a capacity increase on the BG LNG Services contract as a result of the Trunkline LNG Phase I and Phase II expansions, which were placed in service in April 2006 and July 2006, respectively, as well as higher volumes resulting from an increase in LNG cargoes; and

•	A decrease in other revenue of $5.3 million primarily due to higher operational sales of gas in 2006.

Operating Expenses.  Operating expenses for the nine-month period ended September 30, 2007 increased $49.6 million versus the same period in 2006 as the result of:
•	An increase in operation, maintenance and general expenses of $37.4 million as the result of:
•
A $10.1 million increase in corporate services costs relating to Southern Union’s disposition of certain assets during 2006, resulting in a larger allocation of corporate services costs to the remaining business units and an increase in management and royalty fees due to higher revenues;

•	An $8.9 million increase in contract storage costs primarily due to an increase in leased capacity;
•	A $7.7 million increase in LNG power costs resulting from increased cargoes;
•	A $4.4 million increase in labor and benefits, including a $1.9 million charge associated with other post-retirement benefit costs for transferred employees;
•	A $3.7 million increase in fuel tracker costs based on a net under-recovery in 2007;
•	A $1.1 million increase in insurance expense due to higher premiums; and
•	A $1 million increase in legal costs.
•	Increased depreciation and amortization expense of $10.8 million due to an increase in property, plant and equipment placed in service, including the Trunkline LNG Phase I and Phase II expansions.

Other Expense, Net.  Other expense, net for the nine-month period ended September 30, 2007 decreased $3.1 million versus the same period in 2006.  Interest expense increased $18.6 million primarily due to higher debt balances.  Other, net increased $21.7 million primarily due to higher related party interest income caused by higher related party note receivable balances in 2007 (which offsets, in part, against a corresponding amount of the increased debt balance) and increases in the underlying LIBOR-based rates.

Income Taxes.  The Company’s estimated annual consolidated federal and state effective income tax rate was 39 percent and 39 percent for the nine-month periods ended September 30, 2007 and 2006, respectively.  Income taxes during the nine-month period ended September 30, 2007, versus the same period in 2006, increased $8.3 million due to higher pretax income.

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

Debt Refinancing.  The Company plans to refinance with new debt or bank financings its $300 million of debt maturing in 2008.  Alternatively, the Company may retire such debt with proceeds from one or a combination of the following sources:  (i) investments, loans or advances from Southern Union affiliates; (ii) cash flows from operating activities; and (iii) borrowings under existing credit facilities.  The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital markets, current economic and capital market conditions and market expectations regarding the Company’s future earnings and cash flows, that it will be able to refinance and/or retire these obligations under acceptable terms within the next year.  There can be no assurance, however, that the Company will be able to achieve acceptable terms in any negotiation of new debt or bank financings.  Moreover, there can be no assurance the Company will be successful in its implementation of these refinancing and/or retirement plans and the Company’s inability to do so would cause a material adverse effect on the Company’s financial condition and liquidity.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Operating Officer (COO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Panhandle’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company and certain of its affiliates are occasionally parties to lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing.  The Company and its affiliates are also subject to various federal, state and local laws and regulations relating to the environment.  Several of these companies have been named parties to various actions involving environmental issues.  Based on our present knowledge and subject to future legal and factual developments, the Company’s management believes that it is unlikely that these actions, individually or in the aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows.  For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other legal matters, reference is made to ITEM 1. Financial Statements (Unaudited), Note 11 – Commitments and Contingencies, as well as to ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I. Financial Information.

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

4(b)
First Supplemental Indenture dated as of March 29, 1999, among CMS Panhandle Holding Company, Panhandle Eastern Pipe Line Company and NBD Bank, as Trustee, including a form of Guarantee by Panhandle Eastern Pipe Line Company of the obligations of CMS Panhandle Holding Company. (Filed as Exhibit 4(b) to the Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.)

4(c)
Second Supplemental Indenture dated as of March 27, 2000, between Panhandle, as Issuer and Bank One Trust Company, National Association, as Trustee. (Filed as Exhibit 4(e) to the Form S-4 filed on June 22, 2000, and incorporated herein by reference.)

4(d)
Third Supplemental Indenture dated as of August 18, 2003, between Panhandle, as Issuer and Bank One Trust Company, National Association, as Trustee (Filed as Exhibit 4(d) to the Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.)

4(e)
Fourth Supplemental Indenture dated as of March 12, 2004, between Panhandle, as Issuer and J.P. Morgan Trust Company, National Association, as Trustee.  (Filed as Exhibit 4.E to the Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

4(f)
Fifth Supplemental Indenture dated as of October 26, 2007, between Panhandle and The Bank of New York Trust Company, N.A., as Trustee (Filed as Exhibit 4.1 to Panhandle’s Current Report on Form 8-K filed on October 29, 2007 and incorporated herein by reference.)

4(g)
Indenture dated as of February 1, 1993, between Panhandle and Morgan Guaranty Trust Company effective January 1, 1982, as amended December 3, 1999.  (Filed as Exhibit 4 to the Form S-3 filed February 19, 1993, and incorporated herein by reference.)

10(a)
Amended and Restated Credit Agreement between Trunkline LNG Holdings, LLC, as borrower, Panhandle Eastern Pipe Line Company, LP and CrossCountry Citrus, LLC, as guarantors, the financial institutions listed therein and Bayerische Hypo-Und Vereinsbank AG, New York Branch, as administrative agent, dated as of June 29, 2007 (Filed as Exhibit 10.1 to Panhandle’s Current Report on Form 8-K filed on July 6, 2007 and incorporated herein by reference.)

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: November 9, 2007	By: /s/ ROBERT O. BOND
Robert O. Bond President and Chief Operating Officer (authorized officer) /s/ GARY W. LEFELAR Gary W. Lefelar Senior Vice President and Chief Accounting Officer (principal accounting officer)