Form 10-K
period 2007-12-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2008-02-29
CIK 76063

==========================================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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
Yes         No   ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.
Yes   ✓     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer          Accelerated filer         Non-accelerated filer  ✓   Smaller reporting company ___

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

===========================================================================================================

PANHANDLE EASTERN PIPE LINE COMPANY, LP
FORM 10-K
DECEMBER 31, 2007

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

Panhandle earns most of its revenue by entering into firm transportation and storage contracts, providing capacity for customers to transport or store natural gas, or LNG, in its facilities.  Approximately 34 percent of the Company’s total operating revenue comes from long-term service agreements with local distribution company customers and their affiliates.  The Company also provides firm transportation services under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users.  The Company’s pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis.  Demand for gas transmission on the Company’s pipeline systems is seasonal, with the highest throughput and a higher portion of annual total operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters.  Average reservation revenue rates realized by the Company are dependent on certain factors, including but not limited to rate regulation, customer demand for reserved capacity, capacity sold levels for a given period and, in some cases, utilization of capacity.  Commodity revenues, which are more short-term sensitive in nature, are dependent upon a number of variable factors including weather, storage levels, and customer demand for firm, interruptible and parking services.  The majority of Panhandle’s revenues are related to firm capacity reservation charges.

The following table provides a summary of transportation volumes (in trillion British thermal units) associated with the reported results of operations for the periods presented:

	Year Ended December 31,
	2007	2006	2005

PEPL	662	579	609
Trunkline	648	486	459
Sea Robin	144	115	146
Trunkline LNG Usage Volumes	261	149	108

The following table provides a summary of certain statistical information associated with the Company at December 31, 2007:

As of
December 31,
2007
Approximate Miles of Pipelines
PEPL	6,000
Trunkline	3,500
Sea Robin	400
Peak Day Delivery Capacity (Bcf/d)
PEPL	2.8
Trunkline	1.7
Sea Robin	1.0
Trunkline LNG	2.1
Trunkline LNG Sustainable Send Out Capacity (Bcf/d)	1.8
Underground Storage Capacity-Owned (Bcf)	74.4
Underground Storage Capacity-Leased (Bcf)	19.9
Trunkline LNG Terminal Storage Capacity (Bcf)	9.0
Average Number of Transportation Customers	500
Weighted Average Remaining Life in Years of Firm Transportation Contracts
PEPL	4.6
Trunkline	9.0
Sea Robin (1)	N/A
Weighted Average Remaining Life in Years of Firm Storage Contracts
PEPL	5.9
Trunkline	3.1

___________________
(1)	Sea Robin’s contracts are primarily interruptible, with only one firm contract in place.

Recent System Enhancements

LNG Terminal Enhancement.  The Company has commenced construction of an enhancement at its Trunkline LNG terminal.  This infrastructure enhancement project, which was originally expected to cost approximately $250 million, plus capitalized interest, will increase send out flexibility at the terminal and lower fuel costs.  Recent cost projections indicate the construction costs will likely be approximately $365 million, plus capitalized interest.  The revised costs reflect increases in the quantities and cost of materials required, higher contract labor costs and an allowance for additional contingency funds, if needed.  The negotiated rate with the project’s customer, BG LNG Services, will be adjusted based on final capital costs pursuant to a contract-based formula.  The project is now expected to be in operation in the second quarter of 2009.  In addition, Trunkline LNG and BG LNG Services agreed to extend the existing terminal and pipeline services agreements through 2028, representing a five-year extension.  Approximately $178.3 million and $40.8 million of costs are included in the line item Construction work-in-progress at December 31, 2007 and December 31, 2006, respectively.

Compression Modernization.  The Company has received approval from FERC to modernize and replace various compression facilities on PEPL.  Such replacements are ultimately expected to be made at eleven compressor stations, with three stations completed as of December 31, 2007.  Three additional stations are in progress and planned to be completed by the end of 2009, with the remaining cost for these stations estimated at approximately $100 million, plus capitalized interest.  Planning for the other five compressor stations on which construction has not yet begun is continuing, with the timing and scope of the work on these stations being evaluated on an individual station basis.  The Company is also replacing approximately 32 miles of existing pipeline on the east end of the PEPL system at a current estimated cost of approximately $125 million, plus capitalized interest, which will further improve system integrity and reliability.  The revised higher cost relates to various construction issues and delays which have resulted in current estimated in-service dates for the related facilities around the end of the first quarter of 2008 or in the second quarter of 2008.  Approximately $124.7 million and $57.9 million of costs related to these projects are included in the line item Construction work-in-progress at December 31, 2007 and 2006, respectively.

Trunkline Field Zone Expansion.  Trunkline has completed construction on its field zone expansion project.  The expansion project included the north Texas expansion and creation of additional capacity on Trunkline’s pipeline system in Texas and Louisiana to increase deliveries to Henry Hub.  Trunkline has increased the capacity along existing rights-of-way from Kountze, Texas to Longville, Louisiana by approximately 625 million cubic feet per day (MMcf/d) with the construction of approximately 45 miles of 36-inch diameter pipeline.  The project included horsepower additions and modifications at existing compressor stations.  Trunkline has also created additional capacity to Henry Hub with the construction of a 13.5 mile, 36-inch diameter pipeline loop from Kaplan, Louisiana directly into Henry Hub.  The Henry Hub lateral provides capacity of 1 Bcf/d from Kaplan, Louisiana to Henry Hub.  The majority of the project was put into service in late December 2007 with the remainder placed in-service in February 2008.  The Company currently estimates the final project costs will total approximately $250 million, plus capitalized interest.  The estimated costs include a $40 million contribution in aid of construction (CIAC) to a subsidiary of Energy Transfer Partners, L.P. (Energy Transfer), a non-affiliated entity, which was paid in January 2008 and is expected to be amortized over the life of the facilities.  Approximately $26.4 million and $12.5 million of costs for this project are included in the line item Construction work-in-progress at December 31, 2007 and December 31, 2006, respectively, with $178.3 million closed to Plant in service in December 2007.

For information related to ongoing and potential expansion projects of the Company, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Significant Customers.  The following table provides the percentage and related average contract lives of the Company’s significant customers at December 31, 2007:

	Percent of	Weighted
	Revenues	Average Life
	For Year Ended	of Firm Contracts at
Customer	December 31, 2007	December 31, 2007

BG LNG Services	28%	16 years (LNG, transportation)
ProLiance	11	5.2 years (transportation), 6.9 years (storage)
Other top 10 customers	26	N/A
Remaining customers	35	N/A
Total percentage	100%

The Company’s customers are subject to change during the year as a result of capacity release provisions that allow current customers to release all or part of their capacity, which generally occurs for a limited time period.  Under the terms of the Company’s tariffs, a temporary capacity release does not relieve the original customer from its payment obligations if the replacement customer fails to pay.

Regulation

The Company is subject to regulation by various federal, state and local governmental agencies, including those specifically described below.  See also Item 1. Business – Environmental, Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data, Note 3 – Regulatory Matters.

FERC has comprehensive jurisdiction over PEPL, Trunkline, Sea Robin, Trunkline LNG and Southwest Gas Storage as natural gas companies within the meaning of the Natural Gas Act of 1938.  For natural gas companies, FERC’s jurisdiction relates, among other things, to the acquisition, operation and disposition of assets and facilities and to the service provided and rates charged.

FERC has authority to regulate rates and charges for transportation and storage of natural gas in interstate commerce.  FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of service using such facilities.  PEPL, Trunkline, Sea Robin, Trunkline LNG and Southwest Gas Storage hold certificates of public convenience and necessity issued by FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

The following table summarizes the status of the rate proceedings applicable to the Company:

Date of Last
Company	Rate Filing	Status

PEPL	May 1992	Settlement effective April 1997
Trunkline	January 1996	Settlement effective May 2001
Sea Robin	June 2007	Ongoing; procedural schedule currently suspended (1)
Trunkline LNG	June 2001	Settlement effective January 2002 (2)
Southwest Gas Storage	August 2007	Settlement approved February 2008
_______________
(1)       Filed rates put into effect January 1, 2008, subject to refund.
(2)	Settlement provided for a rate moratorium through 2015.

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

Natural gas competes with other forms of energy available to the Company’s customers and end-users, including electricity, coal and fuel oils.  The primary competitive factor is price.  Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulation, the capability to convert to alternate fuels and other factors, including weather and natural gas storage levels, affect the ongoing demand for natural gas in the areas served by the Company.

Federal and state regulation of natural gas interstate pipelines has changed dramatically in the last two decades and could continue to change over the next several years.  These regulatory changes have resulted, and will likely continue to result, in increased competition in the pipeline business.  In order to meet competitive challenges, the Company will need to adapt its marketing strategies, the type of transportation and storage services provided and its pricing and rate responses to competitive forces.  The Company also will need to respond to changes in state regulation in its market areas that allow direct sales to all retail end-user customers or, at a minimum, broader customer classes than now allowed.

FERC may authorize the construction of new interstate pipelines that are competitive with existing pipelines.  A number of new pipeline and pipeline expansion projects are under development to transport large additional volumes of natural gas to the Midwest from the Rockies.  These pipelines, which include Kinder Morgan’s Rockies Express Pipeline project, could potentially compete with the Company.

The Company’s direct competitors include Alliance Pipeline LP, ANR Pipeline Company, Natural Gas Pipeline Company of America, ONEOK Partners, Texas Gas Transmission Corporation, Northern Natural Gas Company, Vector Pipeline, Columbia Gulf Transmission and Midwestern Gas Transmission.

Environmental

The Company’s operations are subject to federal, state and local laws and regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters.  These laws and regulations require the Company to conduct its operations in a specified manner and to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Failure to comply with environmental requirements may expose the Company to significant fines, penalties and/or interruptions in operations.  The Company’s environmental policies and procedures are designed to achieve compliance with such laws and regulations.  These evolving laws and regulations and claims for damages to property, employees, other persons and the environment resulting from current or past operations may result in significant expenditures and liabilities in the future.  The Company engages in a process of updating and revising its procedures for the ongoing evaluation of its operations to identify potential environmental exposures and enhance compliance with regulatory requirements.  For additional information concerning the impact of environmental regulation on the Company, see Item 8. Financial Statements and Supplementary Data, Note 13 – Commitments and Contingencies.

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

Employees

At December 31, 2007, the Company had 1,121 employees.  Of these employees, 215 were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International AFL-CIO, CLC.  In May 2006, the Company entered into a new agreement with this union that expires on May 27, 2009.

Available Information

PEPL files annual, quarterly and special reports and other information with the Securities and Exchange Commission (SEC) as required.  Any document that PEPL files with the SEC may be read or copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for information on the public reference room.  PEPL’s SEC filings are also available at the SEC’s website at http://www.sec.gov and through its parent Southern Union’s website at http://www.sug.com.  The information on Southern Union’s website is not incorporated by reference into, and is not made a part of, this report.

ITEM 1A. Risk Factors.

The risks and uncertainties described below are not the only ones faced by the Company.  Additional risks and uncertainties that it is unaware of, or that it currently deems immaterial, may become important factors that affect it.  If any of the following risks occur, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

The Company has substantial debt and depends on its ability to access the capital markets.

The Company has a significant amount of debt outstanding.  As of December 31, 2007, consolidated debt on the Consolidated Balance Sheet totaled $1.89 billion outstanding, compared to total capitalization (long and short term debt plus partners’ capital) of $3.07 billion.

Some of the Company’s debt obligations contain financial covenants concerning debt-to-capital ratios and interest coverage ratios.  The Company’s failure to comply with any of these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations or render it unable to borrow under certain credit agreements.  Any such acceleration or inability to borrow could cause a material adverse change in the Company’s financial condition.

The Company relies on access to both short-term and long-term credit as a significant source of liquidity for capital requirements not satisfied by the cash flow from its operations.  Any worsening of the Company’s financial condition could hamper its ability to access the capital markets.  External events could also increase the Company’s cost of borrowing or adversely affect its ability to access the capital markets.

Further, in order for the Company to receive equity contributions or loans from its parent, Southern Union Company, certain state regulatory approvals are required.  This may limit the Company’s overall access to sources of capital otherwise available.  Restrictions on the Company’s ability to access capital markets could affect its ability to execute its business plan or limit its ability to pursue improvements or acquisitions on which it may otherwise rely for future growth.

The Company plans to refinance its $300 million of debt maturing in August 2008 with new capital market debt or bank financings.  Alternatively, should the Company not be successful in its refinancing efforts, the Company may choose to retire such debt upon maturity by utilizing some combination of cash flows from operations, draw downs under existing credit facilities, and altering the timing of controllable expenditures, among other things.  The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets, current economic and capital market conditions and market expectations regarding the Company's future earnings and cash flows, that it will be able to refinance and/or retire these obligations under acceptable terms prior to their maturity.  There can be no assurance, however, that the Company will be able to achieve acceptable refinancing terms in any negotiation of new capital market debt or bank financings.  Moreover, there can be no assurance the Company will be successful in its implementation of these refinancing and/or retirement plans and the Company's inability to do so would cause a material adverse effect on the Company's financial condition and liquidity.

Credit ratings downgrades could increase the Company’s financing costs and limit its ability to access the capital markets.

As of December 31, 2007, the Company’s debt is rated Baa3 by Moody's Investor Services, Inc., BBB- by Standard & Poor's and BBB by Fitch Ratings.  If the Company’s credit ratings are downgraded below investment grade or if there are times when it is placed on "credit watch," both borrowing costs and the costs of maintaining certain contractual relationships could increase.  The Company’s credit rating can be impacted by the credit rating and activities of its parent company, Southern Union Company.  Thus, adverse impacts to Southern Union and its activities, which may include activities unrelated to the Company may have adverse impacts on the Company’s credit rating and financing and operating costs.

The Company is controlled by Southern Union.

The Company is an indirect wholly-owned subsidiary of Southern Union Company.  Southern Union Company executives serve as the board of managers and as executive officers of the Company.  Accordingly, Southern Union Company controls and directs all of the Company’s business affairs and may unilaterally effect changes to its management team and decides all matters submitted for member approval.  In circumstances involving a conflict of interest between Southern Union, on the one hand, and the Company’s creditors, on the other hand, the Company can give no assurance that Southern Union Company would not exercise its power to control the Company in a manner that would benefit Southern Union to the detriment of its creditors.

Federal, state and local jurisdictions may challenge the Company’s tax return positions.

The positions taken by the Company and Southern Union in their tax return filings require significant judgment, use of estimates, and the interpretation and application of complex tax laws.  Significant judgment is also required in assessing the timing and amounts of deductible and taxable items.  Despite management’s belief that the Company’s tax return positions are fully supportable, certain positions may be successfully challenged by federal, state and local jurisdictions.

The Company is subject to operating risks.

The Company’s operations are subject to all operating hazards and risks incident to handling, storing, transporting and providing customers with natural gas, including explosions, pollution, release of toxic substances, fires and other hazards, each of which could result in damage to or destruction of its facilities or damage to persons and property.  If any of these events were to occur, the Company could suffer substantial losses.  Moreover, as a result, the Company has been, and likely will be, a defendant in legal proceedings and litigation arising in the ordinary course of business.  Although the Company maintains insurance coverage, such coverage may not be adequate to protect the Company from all expenses related to these risks.

The Company is subject to extensive federal, state and local laws and regulations regulating the environmental aspects of its business that may increase its costs of operations, expose it to environmental liabilities and require it to make material unbudgeted expenditures.

The Company is subject to extensive federal, state and local laws and regulations regulating the environmental aspects of its business (including air emissions), which are complex and have tended to become increasingly strict over time.  These laws and regulations have necessitated, and in the future may necessitate, increased capital expenditures and operating costs.  In addition, certain environmental laws may result in liability without regard to fault concerning contamination at a broad range of properties, including those currently or formerly owned, leased or operated properties and properties where the Company disposed of, or arranged for the disposal of, waste.

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

Costs and obligations can also arise from claims for toxic torts and natural resource damages or from releases of hazardous materials on other properties as a result of ongoing operations or disposal of waste.  Compliance with amended, new or more stringently enforced existing environmental requirements, or the future discovery of contamination, may require material unbudgeted expenditures.  These costs or expenditures could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows, particularly if such costs or expenditures are not fully recoverable from insurance or through the rates charged to customers or if they exceed any amounts that have been reserved.

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

The Company’s transportation and storage business is subject to regulation by federal, state and local regulatory authorities.  FERC, the U.S. Department of Transportation and various state and local regulatory agencies regulate the interstate pipeline business.  In particular, FERC regulates services provided and rates charged by the Company.  In addition, the U.S. Coast Guard has oversight over certain issues related to the importation of LNG.

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

The interstate pipeline business of the Company competes with those of other interstate and intrastate pipeline companies in the transportation and storage of natural gas.  The principal elements of competition among pipelines are rates, terms of service and the flexibility and reliability of service.  Natural gas competes with other forms of energy available to the Company’s customers and end-users, including electricity, coal and fuel oils.  The primary competitive factor is price.  Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the capability to convert to alternate fuels and other factors, including weather and natural gas storage levels, affect the demand for natural gas in the areas served by the Company.

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

The Company’s top three customers accounted for 48 percent of its 2007 revenue.  The loss of any one or more of these customers could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The pipeline revenues of the Company are generated under contracts that must be renegotiated periodically.

The pipeline revenues of the Company are generated under natural gas transportation contracts that expire periodically and must be replaced.  At December 31, 2007, the weighted-average remaining life of transportation and storage contracts was approximately 7 years and 5.6 years, respectively, with some contracts expiring each year.  Although the Company will actively pursue the renegotiation, extension and/or replacement of all of its contracts, it cannot assure that it will be able to extend or replace these contracts when they expire or that the terms of any renegotiated contracts will be as favorable as the existing contracts.  If the Company is unable to renew, extend or replace these contracts, or if the Company renews them on less favorable terms, it may suffer a material reduction in revenues and earnings.

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

Generally, customers are rated investment grade or, as permitted by the Company’s tariff, are required to make pre-payments or deposits, or to provide collateral, if their creditworthiness does not meet certain criteria.  Nevertheless, the Company cannot predict to what extent future declines in customers' creditworthiness may negatively impact its business.

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

The expansion of the Company’s pipeline systems by constructing new facilities subjects the Company to construction and other risks that may adversely affect the financial results of the pipeline businesses.

During 2007, the domestic energy industry experienced an unprecedented level of expansion activity, including new natural gas and LNG pipelines and compression infrastructure projects.  This level of activity is expected to continue for a period of three to four years.  As a result, requirements for material, equipment and construction resources are straining supply and causing significant industry-wide cost increases.  While the Company’s project cost estimates include provisions for cost escalation, future costs are uncertain.  Further, the Company’s construction productivity was adversely affected in 2007 by contractor employee turnover and shortages of experienced contractor staff, as well as other factors beyond the Company’s control, such as weather conditions.  These factors may continue to affect ultimate cost and timing of the Company’s expansion projects through the current construction boom-cycle.

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

•	adverse weather conditions, such as warmer than normal weather in the Company’s service territories, and the operational impact of natural disasters;
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

ITEM 3. Legal Proceedings.

The Company and certain of its affiliates are occasionally parties to lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing.  The Company and its affiliates are also subject to various federal, state and local laws and regulations relating to the environment, as described in Item 1, Business – Regulation.  See also Item 8. Financial Statements and Supplementary Data, Note 3 – Regulatory Matters and Note 13 – Commitments and Contingencies for a discussion of the Company’s legal proceedings.  Also see Item 1A. Risk Factors – Cautionary Factors That May Affect Future Results.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of the partnership interests in the Company are privately held by Southern Union Panhandle, LLC, a wholly-owned subsidiary of Southern Union Company, and Southern Union Company.  See Item 8. Financial Statements and Supplementary Data, Note 1 - Corporate Structure.

ITEM 6.  Selected Financial Data.

Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations.  The following section includes an overview of the Company’s business as well as recent developments that the Company believes are important in understanding its results of operations, and to anticipate future trends in those operations.  Subsequent sections include an analysis of the Company’s results of operations on a consolidated basis and information relating to the Company’s liquidity and capital resources, quantitative and qualitative disclosures about market risk and other matters.  The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K.  The Notes to Consolidated Financial Statements contain information that is pertinent to the analysis of the Company’s financial condition and its results of operations, including a discussion of the Company’s significant accounting policies.

Overview

The Company’s business purpose is to provide natural gas transportation and storage in a safe, efficient and dependable manner.  The Company operates approximately 10,000 miles of interstate pipelines that transport up to 5.5 Bcf/d of natural gas.  For additional information related to the Company’s line of business, locations of operations and services provided, see Item 1. Business.

Historically, much of the Company’s business was conducted through long-term contracts with customers.  Over the past decade, some of the Company’s customers have shifted to shorter term transportation services contracts.  This overall shift, which can increase the volatility of revenues, is primarily due to changes in market conditions and competition with other pipelines, changing supply sources and volatility in natural gas prices.  However, since the majority of the Company’s revenues are related to firm capacity reservation charges, changes in commodity prices and volumes transported do not have as significant of an impact on revenues over the short-term.  However, longer-term demand for capacity may be affected by changes in commodity prices and volumes transported.  Over the past several years, the weighted average life of contracts has actually trended somewhat higher as some longer-term contracts have been entered into.  For additional information concerning the Company’s related risk factors and the weighted average remaining lives of firm transportation and storage contracts, see Item 1A. Risk Factors and Item 1. Business, respectively.

The Company’s regulated transportation and storage businesses periodically file (or can be required to file) for changes in their rates, which are subject to approval by FERC.  Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to negatively impact the Company’s results of operations and financial condition.  For information related to the status of current rate filings, see Item 1.  Business – Regulation.

Results of Operations

The following table illustrates the results of operations of the Company for the periods presented:

	Years Ended December 31,
	2007	2006
	(In thousands)
Operating revenue:
Transportation and storage of natural gas	$511,340	$451,513
LNG terminalling revenue	135,447	111,821
Other revenue	11,659	13,848
Total operating revenue	658,446	577,182

Operating expenses:
Operation, maintenance and general	254,986	206,181
Depreciation and amortization	85,641	72,724
Taxes, other than on income	29,698	25,405
Total operating expenses	370,325	304,310

Operating income	288,121	272,872

Other income (expense):
Interest expense	(82,551)	(61,989)
Other, net	41,172	14,911
Total other expense, net	(41,379)	(47,078)

Earnings before income taxes	246,742	225,794

Income taxes	96,318	88,039

Net earnings	$150,424	$137,755

Operating Revenue.  For the year ended December 31, 2007, operating revenue increased $81.3 million versus the same time period in 2006 as the result of:
•	Increased transportation and storage revenue of $59.8 million attributable to:
•
Higher transportation reservation revenues of $27.4 million primarily due to reduced discounting resulting in higher average rates realized on contracts driven by higher customer demand and utilization of contract capacity;

•	Higher parking revenues of $18 million resulting from customer demand for parking services and market conditions;
•	Higher storage revenues of $7.8 million due to increased contracted capacity; and
•
Higher other commodity revenues of $6.5 million due to higher throughput volumes including transportation of higher LNG volumes on Trunkline, higher volumes on Sea Robin due to adverse hurricane impacts on 2006 throughput, and higher throughput on Panhandle due to storage refill activity.

•
A $23.6 million increase in LNG terminalling revenue based on a capacity increase on the BG LNG Services contract as a result of the Trunkline LNG Phase I and Phase II expansions, which were placed in service in April 2006 and July 2006, respectively, as well as higher volumes resulting from an increase in LNG cargoes; and

•	A decrease in other revenue of $2.2 million primarily due to higher operational sales of gas in 2006.

Operating Expenses.  Operating expenses for the year ended December 31, 2007 increased $66 million versus the same time period in 2006 as the result of:
•	An increase in operation, maintenance and general expenses of $48.8 million as the result of:

•
A $15.6 million increase in corporate services costs relating to Southern Union’s disposition of certain assets during 2006, resulting in a larger allocation of corporate services costs to the remaining business units;

•	A $13.1 million increase in contract storage costs attributable to an increase in leased capacity;
•	A $6.2 million increase in LNG power costs resulting from increased cargoes;
•	A $4.5 million net increase in labor and benefits primarily due to incentive and merit increases and a $1.9 million charge associated with other postretirement benefit costs for transferred employees;
•	A $3.4 million increase in fuel tracker costs primarily due to a net under-recovery in 2007; and
•	A $1.8 million increase in insurance due to higher premiums.
•
Increased depreciation and amortization expense of $12.9 million due to a $411.2 million increase in property, plant and equipment placed in service in 2007.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, including compression modernization and other expenditures; and

•	Higher taxes other than on income of $4.3 million primarily due to a $2.8 million refund received in 2006 for franchise and sales taxes and higher property and compressor fuel taxes in 2007.

Other Income (Expense).  Other income, net for the year ended December 31, 2007 increased $5.7 million versus the same time period in 2006.  Interest expense increased $20.6 million primarily due to higher debt balances, partially offset by higher capitalized interest due to increased capital expenditures.  Other, net increased $26.3 million primarily due to higher related party interest income caused by higher related party note receivable balances in 2007 (which offsets, in part, a corresponding amount of the increased debt balance) and increases in the underlying LIBOR-based rates.

Income Taxes.  Income taxes during the year ended December 31, 2007, versus the same time period during 2006, increased $8.3 million due to higher pretax income.  The effective federal and state income tax rate for the years ended December 31, 2007 and 2006 was 39 percent and 39 percent, respectively.

Liquidity and Capital Resources

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The $450.2 million working capital deficit at December 31, 2007 is expected to be funded by cash flows from operations and refinancings to be negotiated as more fully described in the Financing Activities discussion.  Based on the Company’s current level of operations, management believes that cash flow from operations, available existing cash, and other sources, including liquid working capital and new borrowings, will be adequate to meet liquidity needs for the next several years, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations.

Operating Activities.  Cash generated from internal operations constitutes the Company’s primary source of liquidity.  Additional sources of liquidity include use of affiliate note receivables, project and bank financings, issuance of long-term debt and proceeds from asset dispositions.

Cash flows provided by operating activities were $263.1 million for the year ended December 31, 2007 compared with cash flows provided by operating activities of $249.2 million for the same period in 2006, resulting in an increase in cash of $13.9 million in 2007 compared to 2006.  The $13.9 million increase in cash is primarily attributable to the increase in net earnings.

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

Cash flows used in investing activities for the year ended December 31, 2007 decreased by $231.9 million versus the same time period in 2006.  Such decrease in investing activities is primarily due to the $465 million loan to CrossCountry Citrus, LLC (CrossCountry Citrus) in 2006 and $39 million of lower remitted taxes to Southern Union, pursuant to the tax sharing agreement, partially offset by increases in capital expenditures of $291.1 million due to the ongoing expansion of the Company’s existing asset base through additions to property, plant and equipment in 2007.  See Note 4 – Related Party Transactions for additional information related to an amendment to the tax-sharing agreement, the result of which Panhandle remits tax payments to Southern Union when the return is filed, versus quarterly.

Principal Capital Expenditure Projects

The following is a summary of the Company’s major ongoing and potential expansion projects.

LNG Terminal  Enhancement. The Company has commenced construction of an additional enhancement at its Trunkline LNG terminal.  This infrastructure enhancement project, which was originally expected to cost approximately $250 million, plus capitalized interest, will increase send out flexibility at the terminal and lower fuel costs.  Recent cost projections indicate the construction costs will likely be higher.  The costs are currently estimated at approximately $365 million, plus capitalized interest.  The revised costs reflect increases in the quantities and cost of materials required, higher contract labor costs and an allowance for additional contingency funds, if needed.  The negotiated rate with the project’s customer, BG LNG Services, will be adjusted based on final capital costs pursuant to a contract-based formula.  The project is now expected to be in operation in the second quarter of 2009.  In addition, Trunkline LNG and BG LNG Services agreed to extend the existing terminal and pipeline services agreements through 2028, representing a five-year extension.  Approximately $178.3 million and $40.8 million of costs are included in the line item Construction work-in-progress at December 31, 2007 and December 31, 2006, respectively.

Compression Modernization. The Company has received approval from FERC to modernize and replace various compression facilities on PEPL.  Such replacements are ultimately expected to be made at eleven compressor stations, with three stations completed as of December 31, 2007.  Three additional stations are in progress and planned to be completed by the end of 2009, with the remaining cost for these stations estimated at approximately $100 million, plus capitalized interest.  Planning for the other five compressor stations on which construction has not yet begun is continuing, with the timing and scope of the work on these stations being evaluated on an individual station basis.  The Company is also replacing approximately 32 miles of existing pipeline on the east end of the PEPL system at a current estimated cost of approximately $125 million, plus capitalized interest, which will further improve system integrity and reliability.  The revised higher cost relates to various construction issues and delays which have resulted in current estimated in-service dates for the related facilities around the end of the first quarter of 2008 or in the second quarter of 2008.  Approximately $124.7 million and $57.9 million of costs related to these projects are included in the line item Construction work-in-progress at December 31, 2007 and 2006, respectively.

Trunkline Field Zone Expansion Project. Trunkline has completed construction on its field zone expansion project.  The expansion project included the north Texas expansion and creation of additional capacity on Trunkline’s pipeline system in Texas and Louisiana to increase deliveries to Henry Hub.  Trunkline has increased the capacity along existing rights-of-way from Kountze, Texas to Longville, Louisiana by approximately 625 MMcf/d with the construction of approximately 45 miles of 36-inch diameter pipeline.  The project included horsepower additions and modifications at existing compressor stations.  Trunkline has also created additional capacity to Henry Hub with the construction of a 13.5 mile, 36-inch diameter pipeline loop from Kaplan, Louisiana directly into Henry Hub.  The Henry Hub lateral provides capacity of 1 Bcf/d from Kaplan, Louisiana to Henry Hub.  The majority of the project was put into service in late December 2007 with the remainder placed in-service in February 2008.  The Company currently estimates the final project costs will total approximately $250 million, plus capitalized interest.  The estimated costs include a $40 million CIAC to a subsidiary of Energy Transfer Partners, L.P. (Energy Transfer), a non-affiliated entity, which was paid in January 2008 and is expected to be amortized over the life of the facilities.  Approximately $26.4 million and $12.5 million of costs for this project are included in the line item Construction work-in-progress at December 31, 2007 and December 31, 2006, respectively, with $178.3 million closed to Plant in service in December 2007.

Hurricane Damage.  Late in the third quarter of 2005, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast.  These hurricanes caused damage to property and equipment owned by Sea Robin, Trunkline, and Trunkline LNG.  As of December 31, 2007, the Company has incurred approximately $35 million of capital expenditures related to the hurricanes, primarily for replacement or abandonment of damaged property and equipment at Sea Robin and construction project delays at the Trunkline LNG terminal.

The Company anticipates reimbursement from its property insurance carriers for a significant portion of damages from the hurricanes in excess of its $5 million deductible.  Such reimbursement is currently estimated by the Company’s property insurance carrier ultimately to be limited to 70 percent of the portion of the claimed damages accepted by the insurance carrier, but the amount is subject to the level of total ultimate claims from all companies relative to the carrier’s $1 billion total limit on payout per event.  As of December 31, 2007, the Company has received payments of $7.6 million of the $19.5 million total estimated eligible recoveries from its insurance carriers.  No receivables due from the insurance carriers have been recorded as of December 31, 2007.

In addition, after the 2005 hurricanes, the U.S. Mineral Management Service mandated inspections by leaseholders and pipeline operators along the hurricane tracks.  The Company has detected exposed pipe and other facilities on Trunkline and Sea Robin that must be re-covered to comply with applicable regulations.  Capital expenditures of approximately $3.7 million have been incurred as of December 31, 2007 to address these issues.  The Company will seek recovery of these expense and capital amounts as part of the hurricane-related claims.

The following table presents a summary of property, plant and equipment additions related to major projects.

	Years Ended December 31,
Property, Plant and Equipment Additions	2007	2006	2005
	(In thousands)

LNG Terminal Expansions/Enhancements	$133,469	$57,045	$75,263
Trunkline Field Zone Expansion	185,180	12,314	169
East End Enhancement	80,249	52,102	1,012
Compression Modernization	81,687	11,642	-
Other, primarily pipeline integrity, system
reliability, information technology, air
emission compliance	110,568	111,718	112,971
Total (1)	$591,153	$244,821	$189,415

(1)	Includes net capital accruals totaling $71,181, $15,910 and $(5,537) for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

Financing Activities. As of December 31, 2007, the Company’s debt was rated Baa3 by Moody’s Investor Services, Inc., BBB- by Standard & Poor’s and BBB by Fitch Ratings.  The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens.  At December 31, 2007, the Company, based on the currently most restrictive debt covenant requirements, was subject to a $445.5 million limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $340.1 million of additional secured or subsidiary level indebtedness or other defined liens based on a limitation on liens covenant.  The Company is also subject to a limitation of $302.7 million of total additional indebtedness.  If the Company’s debt ratings by Moody’s Investor Services, Inc. were to fall below Baa3, or if its debt ratings by Standard & Poor’s were to fall below BBB-, then the allowable restricted payments would be reduced to $395.5 million.  At December 31, 2007, the Company was in compliance with all covenants.

6.20% Senior Notes.  On October 26, 2007, the Company issued $300 million in senior notes due November 1, 2017 with an interest rate of 6.20 percent (6.20% Senior Notes).  In connection with the issuance of the 6.20% Senior Notes, the Company incurred underwriting and discount costs of approximately $2.7 million.  The debt was priced to the public at 99.741 percent, resulting in $297.3 million in proceeds to the Company.  The proceeds were initially loaned to Southern Union under a demand note between the Company and Southern Union, and were used to repay approximately $246 million outstanding under Southern Union’s credit facilities.  The remaining proceeds of $51.3 million were initially invested by Southern Union and subsequently utilized to fund working capital obligations.  Such advanced amounts will be subsequently repaid by Southern Union to the Company and will be used to fund ongoing capital projects and for general corporate purposes.

LNG Holdings Term Loans.  On March 15, 2007, LNG Holdings, as borrower, and PEPL and Trunkline LNG, as guarantors, entered into a $455 million unsecured term loan facility due March 13, 2012 (2012 Term Loan).  The interest rate under the 2012 Term Loan is a floating rate tied to a LIBOR rate or prime rate at the Company’s option, in addition to a margin tied to the rating of PEPL’s senior unsecured debt.  The proceeds of the 2012 Term Loan were used to repay approximately $455 million in existing indebtedness that matured in March 2007, including the $200 million 2.75% Senior Notes and the LNG Holdings $255.6 million Term Loan.  LNG Holdings has entered into interest rate swap agreements that effectively fixed the interest rate applicable to the 2012 Term Loan at 4.98 percent plus a credit spread of 0.625, based upon PEPL’s credit rating for its senior unsecured debt.  See Note 11 – Derivative Instruments and Hedging Activities – Interest Rate Swaps for information regarding interest rate swaps.

On December 1, 2006, LNG Holdings, as borrower, and PEPL and CrossCountry Citrus, as guarantors, entered into a $465 million unsecured term loan facility due April 4, 2008 (2006 Term Loan).  On December 1, 2006, LNG Holdings loaned the proceeds of the 2006 Term Loan to CrossCountry Citrus in exchange for an interest-bearing promissory note with a principal amount of $465 million, the amount of the proceeds of the 2006 Term Loan.  On June 29, 2007, the parties entered into an amended and restated term loan facility (Amended Credit Agreement).  The Amended Credit Agreement extended the maturity of the term loan from April 4, 2008 to June 29, 2012, and decreased the interest rate from LIBOR plus 87.5 basis points to LIBOR plus 55 basis points, based upon the current credit rating of PEPL's senior unsecured debt.  The balance of the term loan facility at December 31, 2007 was $412.2 million.  On June 29, 2007, the promissory note by CrossCountry Citrus to LNG Holdings was amended and restated.  Accrued interest under the promissory note is payable quarterly.  The interest rate under the promissory note is based on the interest rate under the Amended Credit Agreement, which at December 31, 2007 was a floating rate at 5.37 percent, plus a credit spread over LIBOR of 112.5 basis points.  Included in Other, net in the accompanying Consolidated Statement of Operations is interest income of $31.5 million and $2.9 million for the years ended December 31, 2007 and 2006, respectively related to interest on the Note receivable – CrossCountry Citrus.

Retirement of Debt Obligations

The Company plans to refinance its $300 million of debt maturing in August 2008 with new capital market debt or bank financings.  Alternatively, should the Company not be successful in its refinancing efforts, the Company may choose to retire such debt upon maturity by utilizing some combination of cash flows from operations, draw downs under existing credit facilities, and altering the timing of controllable expenditures, among other things.  The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets, current economic and capital market conditions and market expectations regarding the Company's future earnings and cash flows, that it will be able to refinance and/or retire these obligations under acceptable terms prior to their maturity.  There can be no assurance, however, that the Company will be able to achieve acceptable refinancing terms in any negotiation of new capital market debt or bank financings.  Moreover, there can be no assurance the Company will be successful in its implementation of these refinancing and/or retirement plans and the Company's inability to do so would cause a material adverse effect on the Company's financial condition and liquidity.

For additional information related to the Company’s debt, see Item 8. Financial Statements and Supplementary Data, Note 11 – Debt.

Cash flows provided by financing activities for the year ended December 31, 2007 decreased by $245.9 million versus the same period in 2006 primarily due to net debt issuances of $240.9 million in 2007 versus $465 million in 2006 and lower book overdrafts of $21.8 million in the 2007 period versus the 2006 period.

Other Matters

Regulation. FERC is responsible under the Natural Gas Act for assuring that rates charged by interstate pipelines are "just and reasonable."  To enforce that requirement, FERC applies a ratemaking methodology that determines an allowed rate of return on common equity for the companies it regulates.  On October 25, 2006, a group including producers and various trade associations filed a complaint under Section 5 of the Natural Gas Act against Southwest Gas Storage requesting that FERC initiate an investigation into Southwest Gas Storage’s rates, terms and conditions of service and grant immediate interim rate relief.  FERC initiated a Section 5 proceeding on December 21, 2006 setting this issue for hearing.  Pursuant to FERC order, Southwest Gas Storage filed a cost and revenue study with FERC on February 20, 2007. On August 1, 2007, Southwest Gas Storage filed a Section 4 rate case requesting an increase in rates.  On August 31, 2007, the FERC accepted Southwest Gas Storage’s rate increase to become effective on February 1, 2008, subject to refund.  This order also consolidated the Section 5 proceeding with the Section 4 rate case.  On November 28, 2007, Southwest Gas Storage filed a settlement with FERC.  The settlement was approved by FERC on February 12, 2008, which settlement resulted in Southwest Gas Storage’s rates remaining substantially similar to its rates that were in effect prior to the Section 4 and Section 5 proceedings.

For other regulatory information, see Item 8.  Financial Statements and Supplementary Data, Note 3 – Regulatory Matters.

Environmental Matters.  The Company is subject to federal, state and local laws and regulations relating to the protection of the environment.  These evolving laws and regulations may require expenditures over a long period of time to control environmental impacts.  The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures.  These procedures are designed to achieve compliance with such laws and regulations.  For additional information concerning the impact of environmental regulation on the Company, see Item 8.  Financial Statements and Supplementary Data, Note 13 – Commitments and Contingencies.

Contractual Commitments.  The following table summarizes the Company’s expected contractual obligations by payment due date as of December 31, 2007.

	Contractual Obligations (In thousands)
							2013 and
	Total	2008	2009	2010	2011	2012	thereafter

Operating Leases (1)	$106,376	$10,017	$13,028	$12,192	$11,624	$11,287	$48,228

Total long term debt (2)	1,884,648	309,831	60,623	40,500	-	857,389	616,305

Interest payments on debt (3)	616,456	107,743	93,343	87,732	86,061	54,549	187,028

Firm capacity payments (4)	155,382	27,533	19,540	14,104	13,645	13,645	66,915

OPEB funding (5)	38,215	7,643	7,643	7,643	7,643	7,643	-

Total	$2,801,077	$462,767	$194,177	$162,171	$118,973	$944,513	$918,476

___________________
(1)	Lease of various assets utilized for operations.
(2)	The long-term debt cash obligations exclude $6.1 million of unamortized debt premium as of December 31, 2007.
(3)	Interest payments on debt are based upon the applicable stated or variable interest rates as of December 31, 2007.
(4)	Charges for third party storage capacity.
(5)	Panhandle is committed to the funding levels of $7.6 million per year until modified by future rate proceedings, the timing of which is uncertain.

Inflation.  The Company believes that inflation has caused, and will continue to cause, increases in certain operating expenses and has required, and will continue to require, it to replace assets at higher costs.  The Company continually reviews the adequacy of its rates in relation to the impact of market conditions, the increasing cost of providing services and the inherent regulatory lag in adjusting those rates.

New Accounting Pronouncements

See Item 8.  Financial Statements and Supplementary Data, Note 2 – Summary of Significant Accounting Policies and Other Matters – New Accounting Principles.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risks.

Interest Rate Risk

The Company is subject to the risk of loss associated with movements in market interest rates.  The Company manages this risk through the use of fixed-rate debt, floating-rate debt and interest rate swaps.  Fixed-rate swaps are used to reduce the risk of increased interest costs during periods of rising interest rates.  Floating-rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates.  At December 31, 2007, the interest rate on 78 percent of the Company’s long-term debt was fixed after considering the impact of interest rate swaps.  At December 31, 2007, $17.1 million is included in Other Non-current Liabilities in the Consolidated Balance Sheet related to the fixed-rate interest rate swaps on the $455 million Term Loan due 2012.

At December 31, 2007, a 100 basis point move in the annual interest rate on all outstanding floating rate long-term debt would increase the Company’s interest payments by approximately $344,000 for each month during which such increase continued.  If interest rates changed significantly, the Company would take actions to manage its exposure to the change.  No change has been assumed, as a specific action and the possible effects are uncertain.

The Company also enters into treasury rate locks to manage its exposure against changes in future interest payments attributable to changes in the US treasury rates.  By entering into these agreements, the Company locks in an agreed upon interest rate until the settlement of the contract.  The Company accounts for the treasury rate locks as cash flow hedges.  At December 31, 2007, $1.7 million is included in Other Current Assets in the Consolidated Balance Sheet related to the treasury rate locks.  The Company has treasury rate locks with an aggregate notional amount of $275 million, outstanding as of December 31, 2007, to hedge the changes in cash flows of anticipated interest payments from changes in treasury rates prior to the issuance of new debt instruments.

The change in exposure to loss in earnings and cash flow related to interest rate risk for the year ended December 31, 2007 is not material to the Company.

See Item 8.  Financial Statements and Supplementary Data, Note 11 - Debt.

Commodity Price Risk

The Company is exposed to commodity price risk as its interstate pipelines collect natural gas from its customers for operations or as part of their fee for services provided.  When the amount of natural gas utilized in operations by these pipelines differs from the amount provided by their customers, the pipelines may use natural gas from inventory or could have to buy or sell natural gas to cover these operational needs, and thus have some exposure to commodity price risk.  At December 31, 2007, there were no hedges in place in respect to natural gas price risk from its interstate pipeline operations.

ITEM 8.  Financial Statements and Supplementary Data.

The information required here is included in the report as set forth in the Index to Consolidated Financial Statements on page F-1.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Operating Officer (COO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its legal, internal audit, risk management and financial reporting departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, the Company’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.  Management has also communicated that determination to the Board of Managers and Southern Union’s Audit Committee, which also serves as the Company’s Audit Committee.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rule 13a-15(f) as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company;

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; and
•
Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Exchange Act Rules 13a-15(c) and 15d-15(c) and Section 404 of the Sarbanes-Oxley Act of 2002 require management of the Company to conduct an annual evaluation of the Company’s internal control over financial reporting and to provide a report on management’s assessment, including a statement as to whether or not internal control over financial reporting is effective.  Pursuant to the temporary rules of the SEC, Management’s attestation report regarding internal control over financial reporting was not subject to attestation by the Company’s independent registered public accountant.  As such, this Form 10-K does not contain an attestation report of the Company’s independent registered public accountant regarding internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting was based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework and applicable SEC rules, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Panhandle Eastern Pipe Line Company, LP
February 29, 2008

Changes in Internal Controls Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.  Other Information.

All information required to be reported on Form 8-K for the quarter ended December 31, 2007 was appropriately reported.

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

ITEM 14.  Principal Accountant Fees and Services.
Below is a summary of fees billed to the Company by its principal audit firm for the years ended December 31, 2007 and 2006.

	Years Ended December 31,
Fee Category	2007	2006
	(In thousands)
Audit Fees (1)
PricewaterhouseCoopers LLP	$990	$999

Audit-Related Fees (2)
PricewaterhouseCoopers LLP	186	-

All Other Fees (3)	-	-

Total Fees	$1,176	$999

___________________
(1)	Audit Fees represents fees billed for professional services rendered for the Company’s integrated annual audit.
(2)	Audit-Related Fees represents fees billed for the issuance of debt and audit of the Company’s centralized data center’s procedures.
(3)	All Other Fees consists of fees associated with other services provided by the principal audit firm.

The audit committee has adopted a policy requiring pre-approval of all audit and non-audit services (including the fees and terms thereof) to be provided to the Company by its independent auditor, other than non-audit services not recognized to be non-audit services at the time of the engagement that meet the de minimis exceptions described in Section 10A(i)(1)(B)(i) of the Securities Exchange Act of 1934; provided that they are approved by the audit committee prior to the completion of the audit.

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

4(a)
Indenture dated as of March 29, 1999, among CMS Panhandle Holding Company,
Panhandle Eastern Pipe Line Company and The Bank of New York Trust Company, N.A., successor to NBD Bank, as Trustee. (Filed as Exhibit 4(a) to the Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.)

4(b)
1st Supplemental Indenture dated as of March 29, 1999, among CMS Panhandle Holding Company, Panhandle Eastern Pipe Line Company and The Bank of New York Trust Company, N.A., successor to NBD Bank, as Trustee, including a form of Guarantee by Panhandle Eastern Pipe Line Company of the obligations of CMS Panhandle Holding Company. (Filed as Exhibit 4(b) to the Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.)

4(c)
2nd Supplemental Indenture dated as of March 27, 2000, between Panhandle, as Issuer and The Bank of New York Trust Company, N.A., successor to Bank One Trust Company, National Association, as Trustee. (Filed as Exhibit 4(e) to the Form S-4 filed on June 22, 2000, and incorporated herein by reference.)

4(d)
3rd Supplemental Indenture dated as of August 18, 2003, between Panhandle, as Issuer and The Bank of New York Trust Company, N.A., successor to Bank One Trust Company, National Association, as Trustee. (Filed as Exhibit 4(d) to the Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.)

4(e)
4th Supplemental Indenture dated as of March 12, 2004, between Panhandle, as Issuer and The Bank of New York Trust Company, N.A., successor to J.P. Morgan Trust Company, National Association, as Trustee.  (Filed as Exhibit 4.E to the Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

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

10(c)	Amended and Restated Promissory Note made by CrossCountry Citrus, LLC, as borrower, in favor of Trunkline LNG Holdings LLC, as holder, dated as of June 29, 2007.
12	Ratio of Earnings to Fixed Charges.

23.1	Consent of Independent Registered Public Accounting Firm for Panhandle Eastern Pipe Line Company, LP

24	Power of Attorney.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2008.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

By: /s/ ROBERT O. BOND
Robert O. Bond
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of Panhandle Eastern Pipe Line Company, LP and in the capacities indicated as of February 29, 2008.

SIGNATURE	TITLE
(i) Principle executive officer: /s/ ROBERT O. BOND Robert O. Bond	President and Chief Operating Officer
(ii) Principal financial officer: /s/ RICHARD N. MARSHALL Richard N. Marshall	Senior Vice President and Chief Financial Officer
(iii) Principal accounting officer: /s/ GARY W. LEFELAR Gary W. Lefelar	Senior Vice President and Chief Accounting Officer
(iv)	A majority of the Board of Directors of Southern Union Company, Sole Member of Southern Union Panhandle, LLC, General Partner of Panhandle Eastern Pipe Line Company, L.P.
SIGNATURE	TITLE
/s/ GEORGE L. LINDEMANN George L. Lindemann	Chairman, Southern Union Company
/s/ DAVID BRODSKY David Brodsky	Director, Southern Union Company
/s/ FRANK W. DENIUS Frank W. Denius	Director, Southern Union Company
/s/ KURT A. GITTER, M.D. Kurt A. Gitter, M.D.	Director, Southern Union Company
/s/ HERBERT H. JACOBI Herbert H. Jacobi	Director, Southern Union Company
/s/ ADAM M. LINDEMANN Adam M. Lindemann	Director, Southern Union Company
/s/ THOMAS N. McCARTER, III Thomas N. McCarter, III	Director, Southern Union Company
/s/ GEORGE ROUNTREE, III George Rountree, III	Director, Southern Union Company
/s/ ALLAN D. SCHERER Allan D. Scherer	Director, Southern Union Company

*By: /s/ RICHARD N. MARSHALL	*By: /s/ ROBERT O. BOND
Senior Vice President and Chief Financial Officer	President and Chief Operating Officer
Attorney-in-fact	Attorney-in-fact

PANHANDLE EASTERN PIPE LINE, LP

All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Operating revenue
Transportation and storage of natural gas	$511,340	$451,513	$434,537
LNG terminalling revenue	135,447	111,821	62,569
Other revenue	11,659	13,848	8,127
Total operating revenue	658,446	577,182	505,233

Operating expenses
Operation, maintenance and general	207,125	171,166	172,705
Operation, maintenance and general - affiliate (Note 4)	47,861	35,015	31,756
Depreciation and amortization	85,641	72,724	62,171
Taxes, other than on income	29,698	25,405	28,196
Total operating expenses	370,325	304,310	294,828

Operating income	288,121	272,872	210,405

Other income (expense)
Interest expense	(82,551)	(61,989)	(48,285)
Interest income - affiliates (Note 4)	39,405	11,334	3,523
Other, net	1,767	3,577	546
Total other income (expense)	(41,379)	(47,078)	(44,216)

Earnings before income taxes	246,742	225,794	166,189

Income taxes (Note 6)	96,318	88,039	64,627

Net earnings	$150,424	$137,755	$101,562

The accompanying notes are an integral part of these consolidated financial statements.

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               CONSOLIDATED BALANCE SHEET

	December 31, 2007	December 31, 2006
Assets	(In thousands)

Current assets
Cash and cash equivalents	$320	$531
Accounts receivable, billed and unbilled,
less allowances of $1,163 and $1,176, respectively	68,219	61,047
Accounts receivable - related parties (Note 4)	12,067	17,994
Gas imbalances - receivable	104,124	68,013
System gas and operating supplies	180,801	127,303
Deferred income taxes, net (Note 6)	320	3,117
Note receivable - CrossCountry Citrus (Note 4)	9,831	6,664
Other	19,545	10,691
Total current assets	395,227	295,360

Property, plant and equipment (Note 7)
Plant in service	2,830,068	2,418,917
Construction work-in-progress	355,695	166,085
	3,185,763	2,585,002
Less accumulated depreciation and amortization	290,465	207,606
Net property, plant and equipment	2,895,298	2,377,396

Investment in unconsolidated subsidiary (Note 9)	1,757	1,457

Note receivable - Southern Union (Note 4)	221,655	148,655
Note receivable - CrossCountry Citrus (Note 4)	402,389	458,336
Intangible customer contract, net (Note 8)	7,272	7,618
Debt issuance cost	5,791	2,376
Non-current system gas	18,947	14,850
Other	1,866	2,472

Total assets	$3,950,202	$3,308,520

The accompanying notes are an integral part of these consolidated financial statements.

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               CONSOLIDATED BALANCE SHEET (CONTINUED)

	December 31, 2007	December 31, 2006
	(In thousands)
Partners' capital
Partners' capital	$1,192,147	$1,041,723
Accumulated other comprehensive income	1,636	15,477
Tax sharing note receivable - Southern Union	(12,704)	(16,431)
Total partners' capital	1,181,079	1,040,769

Long-term debt (Note 11)	1,581,061	1,185,391
Total capitalization	2,762,140	2,226,160

Current liabilities
Current portion of long-term debt (Note 11)	309,680	461,011
Accounts payable	3,180	6,679
Accounts payable - overdrafts	17,934	23,776
Accounts payable - related parties (Note 4)	56,706	15,962
Gas imbalances - payable	271,450	144,137
Accrued taxes	14,501	12,030
Accrued interest	20,304	19,669
Capital accruals	97,662	26,929
Other	54,043	59,741
Total current liabilities	845,460	769,934

Deferred income taxes, net (Note 6)	256,448	243,697
Post-retirement benefits (Note 14)	763	4,436
Other	85,391	64,293
Commitments and contingencies (Note 13)

Total partners' capital and liabilities	$3,950,202	$3,308,520

The accompanying notes are an integral part of these consolidated financial statements.

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows provided by (used in) operating activities
Net earnings	$150,424	$137,755	$101,562
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	85,641	72,724	62,171
Deferred income taxes, net	25,770	59,898	42,133
Other	3,360	(3,600)	(1,293)
Changes in operating assets and liabilities:
Accounts receivable	(1,245)	(13,699)	(9,970)
Inventory	7,309	6,821	(6,683)
Other assets	4,464	614	1,045
Accounts Payable	(8,197)	11,027	4,687
Accrued taxes	6,200	3,966	24,587
Interest accrued	635	100	450
Other liabilities	(11,249)	(26,384)	(13,316)
Net cash flows provided by operating activities	263,112	249,222	205,373

Cash flows provided by (used in) investing activities
Net increase in note receivable - Southern Union	(73,000)	(38,075)	(19,835)
Net increase in income taxes payable - related parties (Note 4)	38,998	-	-
Decrease (increase) in note receivable - CrossCountry Citrus	52,780	(465,000)	-
Additions to property, plant and equipment	(519,972)	(228,911)	(194,952)
Other	2,858	1,800	(657)
Net cash flows used in investing activities	(498,336)	(730,186)	(215,444)

Cash flows provided by (used in) financing activities
Increase (decrease) in book overdraft	(5,842)	15,910	(12,237)
Issuance of long-term debt	755,000	465,000	255,626
Repayment of debt	(508,406)	-	(258,433)
Issuance costs of debt	(5,739)	-	(354)
Net cash flows provided by (used in) financing activities	235,013	480,910	(15,398)

Change in cash and cash equivalents	(211)	(54)	(25,469)

Cash and cash equivalents at beginning of period	531	585	26,054
Cash and cash equivalents at end of period	$320	$531	$585

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of interest rate swap and amounts capitalized)	$83,214	$69,570	$63,180
Income taxes (net of refunds)	25,400	26,674	7

The accompanying notes are an integral part of these consolidated financial statements.

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME

	Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Tax Sharing Note Receivable-Southern Union	Total
	(In thousands)

Balance December 31, 2004	$802,406	$1,231	$(70,971)	$732,666

Tax sharing receivable - Southern Union (See Note 4)	-	-	20,109	20,109

Comprehensive income:
Net earnings	101,562	-	-	101,562
Unrealized gain related to interest rate swaps, net of tax	-	108	-	108
Comprehensive income	101,562	108	-	101,670

Balance December 31, 2005	$903,968	$1,339	$(50,862)	$854,445

Tax sharing receivable - Southern Union (See Note 4)	-	-	34,431	34,431
Adjustment to initially apply FASB Statement No. 158, net of tax	-	15,248	-	15,248

Comprehensive income:
Net earnings	137,755	-	-	137,755
Realized gain related to interest rate swaps, net of tax	-	(1,110)	-	(1,110)
Comprehensive income	137,755	(1,110)	-	136,645

Balance December 31, 2006	$1,041,723	$15,477	$(16,431)	$1,040,769

Tax sharing receivable - Southern Union (See Note 4)	-	-	3,727	3,727

Comprehensive income:
Net earnings	150,424	-	-	150,424
Net recognized prior service credit related to other
postretirement benefits, net of tax	-	(2,113)	-	(2,113)
Change in fair value of interest rate hedges, net of tax	-	(8,392)	-	(8,392)
Net gain related to interest rate swaps, net of tax	-	(970)	-	(970)
Realized loss on interest rate hedge	-	(2,366)	-	(2,366)
Comprehensive income	150,424	(13,841)	-	136,583

Balance December 31, 2007	$1,192,147	$1,636	$(12,704)	$1,181,079

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

The Company’s pipeline assets include approximately 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region.  The pipelines have a combined peak day delivery capacity of 5.5 billion cubic feet per day (Bcf/d) and 74.4 billion cubic feet (Bcf) of owned underground storage capacity.  Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America based on current send out capacity, and has 9.0 Bcf of above ground LNG storage capacity.

Southern Union Panhandle, LLC, a wholly-owned subsidiary of Southern Union Company, serves as the general partner of PEPL and owns a one percent general partnership interest in PEPL.  Southern Union Company owns a 99 percent limited partnership interest in PEPL.

2.  Summary of Significant Accounting Policies and Other Matters

Basis of Presentation.  The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The Company does not currently apply Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation (Statement No. 71).  In 1999, the Company discontinued application of Statement No. 71 for its units which had been applying Statement No. 71, primarily due to the level of discounting from tariff rates and its inability to recover all costs.  The accounting required by the statement differs from the accounting required for businesses that do not apply its provisions.  Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include, among others, recording of regulatory assets, the capitalization of an equity component of invested funds on regulated capital projects and depreciation differences.  The Company periodically reviews its level of discounting and negotiated rate contracts, the length of rate moratoriums and other related factors to determine if Statement No. 71 should be applied.

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

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents.  All liquid investments with maturities of three months or less at the date of purchase are considered cash equivalents.  The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these investments.

System Gas and Operating Supplies.  System gas and operating supplies consist of gas held for operations and materials and supplies, both of which are carried at the lower of weighted average cost or market, while gas received from or owed back to customers is valued at market.  The gas held for operations that the Company does not expect to consume in operations in the next 12 months is reflected in non-current assets.  Gas held for operations at December 31, 2007 was $187 million, or 26,001,000 million British thermal units (MMBtu), of which $19 million was classified as non-current.  Gas held for operations at December 31, 2006 was $129 million, or 20,965,000 MMBtu, of which $14.9 million was classified as non-current.  Materials and supplies include spare parts which are critical to the pipeline system operations and are valued at the lower of cost or market.  Materials and supplies inventory was $12.8 million and $13.2 million at December 31, 2007 and 2006, respectively.

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

Fuel Tracker. Liability accounts are maintained for net volumes of fuel gas owed to customers collectively.  Whenever fuel is due from customers from prior under-recovery based on contractual and specific tariff provisions, Trunkline and Trunkline LNG record an asset.  The Company’s other companies that are subject to fuel tracker provisions record an expense when fuel is under-recovered.  The pipelines’ fuel reimbursement is in-kind and non-discountable.  At December 31, 2007, the consolidated fuel tracker net asset was $9.9 million, or 1,877,900 MMBtu.  At December 31, 2006, the consolidated fuel tracker liability was $10.7 million, or 1,678,100 MMBtu.

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

When PP&E is retired, the original cost less salvage value is charged to accumulated depreciation and amortization.  When entire regulated operating units of PP&E are retired or sold or non-regulated properties are retired or sold, the property and related accumulated depreciation and amortization accounts are reduced, and any gain or loss is recorded in earnings.

The Company computes depreciation expense using the straight-line method.  Computer software, which is a component of PP&E, is stated at cost and is generally amortized on a straight-line basis over its useful life on a product-by-product basis.

Asset Impairment.  The Company applies the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to account for impairments on long-lived assets. Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying value.  The amount of impairment is measured by comparing the fair value of the asset to its carrying amount.  Certain of the Company’s assets have been evaluated because indicators of potential impairment primarily resulting from impacts associated with Hurricanes Rita and Katrina were evident.  The analysis has indicated, based on probability weighted estimated cash flows, that an impairment does not exist.

Related Party Transactions. Related party expenses primarily include payments for services provided by Southern Union.  Other income is primarily related to interest income from the Notes receivable from Southern Union and CrossCountry Citrus, LLC (CrossCountry Citrus), an indirect wholly-owned subsidiary of Southern Union.  See Note 4 – Related Party Transactions.

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable and Allowance for Doubtful Accounts.  The Company manages trade credit risks to minimize exposure to uncollectible trade receivables.  Prospective and existing customers are reviewed for creditworthiness based upon pre-established standards.  Customers that do not meet minimum standards are required to provide additional credit support.  The Company utilizes the allowance method for recording its allowance for uncollectible accounts, which is primarily based on the application of historical bad debt percentages applied against the Company’s aged accounts receivable.  Increases in the allowance are recorded as a component of operating expenses.  Reductions in the allowance are recorded when receivables are written off or subsequently collected.

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance in the allowance for doubtful accounts and activity for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
Allowance for Doubtful Accounts	2007	2006	2005
	(In thousands)

Beginning balance	$1,176	$1,168	$1,289
Additions: charged to cost and expenses	-	9	(76)
Deductions: write-off of uncollectible accounts	(13)	(1)	(45)
Ending balance	$1,163	$1,176	$1,168

The following table presents the relative contribution to the Company’s total operating revenue of each customer that comprised at least ten percent of its operating revenues for the years ended December 31, 2007, 2006 and 2005.

	Percent of Operating Revenue for
	Years Ended December 31,
Customer	2007	2006	2005

BG LNG Services	28%	24%	17%
ProLiance	11	12	16
Ameren Corp	9	10	11
Other top 10 customers	17	19	22
Remaining customers	35	35	34
Total percentage	100%	100%	100%

Interest Cost Capitalized. The Company capitalizes a carrying cost on funds invested in its construction of long-lived assets that includes a return on the investment financed by debt, which is recorded as capitalized interest.  The capitalized interest is calculated based on the Company’s average cost of debt.  Capitalized interest for the years ended December 31, 2007, 2006 and 2005 was $14.2 million, $4.6 million and $8.8 million, respectively.  The capitalized interest amounts are included as a reduction of interest expense.  Capitalized carrying cost for debt is reflected as an increase in the cost of the asset on the balance sheet.

Retirement Benefits.  Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (Statement No. 158).  Statement No. 158 does not amend the expense recognition processes of Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (Statement No. 106), but requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation.  Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.   Employers must recognize the change in the funded status of the plan in the year in which the change occurs through Accumulated other comprehensive income in Partners’ capital.

The Company accounted for the measurement of its defined benefit postretirement plans under Statement No. 106 prior to the adoption of the recognition and disclosure provisions of Statement No. 158.  Under Statement No. 106, changes in the funded status were not immediately recognized; rather they were deferred and recognized ratably over future periods.  Upon adoption of the recognition provisions of Statement No. 158, the Company recognized the amounts of these prior changes in the funded status of its postretirement benefit plans through Accumulated other comprehensive income.

See Note 14 – Benefits.

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives and Hedging Activities.  The Company follows FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, (Statement No. 133), to account for derivative and hedging activities.  In accordance with this statement, all derivatives are recognized on the Consolidated Balance Sheet at their fair value.  On the date the derivative contract is entered into, the Company designates the derivative as (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge);  (ii) a hedge of a forecasted transaction or the variability of cash flows to be received or paid in conjunction with a recognized asset or liability (a cash flow hedge); or (iii) an instrument that is held for trading or non-hedging purposes (a trading or economic hedging instrument).  For derivatives treated as a fair value hedge, the effective portion of changes in fair value are recorded as an adjustment to the hedged item.  The ineffective portion of a fair value hedge is recognized in earnings if the short cut method of assessing effectiveness is not used.  Upon termination of a fair value hedge of a debt instrument, the resulting gain or loss is amortized to earnings through the maturity date of the debt instrument.  For derivatives treated as a cash flow hedge, the effective portion of changes in fair value is recorded in Accumulated other comprehensive income until the related hedge items impact earnings.  Any ineffective portion of a cash flow hedge is reported in current-period earnings.  For derivatives treated as trading or economic hedging instruments, changes in fair value are reported in current-period earnings.  Fair value is determined based upon quoted market prices and mathematical models using current and historical data.  See Note 5 – Derivative Instruments and Hedging Activities.

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

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a general description of ARO and associated long-lived assets.

December 31, 2007			(In thousands)
	In Service
ARO Description	Date	Long-Lived Assets	Amount
Retire offshore lateral lines	Various	Offshore lateral lines	$5,539
Remove asbestos	Various	Mainlines and compressors	882

The following table is a reconciliation of the carrying amount of the ARO liability for the periods presented.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Beginning Balance	$9,608	$8,200	$5,657
Incurred	2,250	1,189	2,371
Settled	(799)	(414)	(285)
Accretion Expense	767	633	457
Ending Balance	$11,826	$9,608	$8,200

Income Taxes.  Income taxes are accounted for under the asset and liability method in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

The determination of the Company’s provision for income taxes requires significant judgment, use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. Reserves are established when, despite management’s belief that the Company’s tax return positions are fully supportable, management believes that certain positions may be successfully challenged. When facts and circumstances change, these reserves are adjusted through the provision for income taxes. Effective January, 1 2007, with the adoption of FIN 48,  Accounting for Uncertainty in Income Taxes (FIN 48), the Company began evaluating its tax reserves under the recognition, measurement and derecognition thresholds as prescribed by FIN 48.

Since its conversion to a limited partnership, PEPL has been treated as a disregarded entity for federal income tax purposes.  Accordingly, for federal and certain state income tax purposes, PEPL and its subsidiaries are not treated as separate taxpayers; instead, their income is directly taxable to Southern Union Company.  Pursuant to a tax sharing agreement with Southern Union Company, the Company will pay its share of taxes based on its taxable income, which will generally equal the liability that the Company would have incurred as a separate taxpayer.  The Company will receive credit under an intercompany note from Southern Union Company for differences in tax depreciation resulting from the like-kind exchange over the taxable life of the related assets.  See Note 6 – Income Taxes.

Stock Based Compensation.  The Company follows FASB Statement No. 123(R), Accounting for Stock-Based Compensation (Statement No. 123R), to account for stock-based employee compensation.  The Company adopted Statement No. 123R effective January 1, 2006, using the modified prospective method.  The statement requires the Company to measure all employee stock-based compensation using a fair value method and record such expense in its Consolidated Statement of Operations.  Prior to the adoption of Statement No. 123R, the

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company used the intrinsic value method of accounting for stock-based compensation awards in accordance with APB Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees which generally resulted in no compensation expense for employee stock options with an exercise price no less than fair value on the date of grant.  For more information, see Note 15 – Stock-Based Compensation.

Pursuant to the modified prospective application method of transition, the Company has not adjusted results of operations for prior periods.  The following table reflects pro forma net earnings that the Company would have realized if it had elected to adopt the fair value approach of Statement No. 123 prior to January 1, 2006:

Year Ended
December 31, 2005
(In thousands)

Net earnings, as reported	$101,562
Add stock-based compensation expense included in
reported net earnings, net of related taxes	710
Deduct stock-based employee compensation expense
determined under fair value based method for all
awards, net of related taxes	1,001
Pro forma net earnings	$101,271

New Accounting Principles

Accounting Principles Recently Adopted.

FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48):  Issued by the FASB in June 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition and measurement threshold attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  FIN 48 became effective for fiscal years beginning after December 15, 2006.  The Company’s consolidated financial statements have not been materially impacted by the adoption of FIN 48 as of January 1, 2007.  See Note 6 –Income Taxes.

FSP No. FIN 48-1, “Definition of ‘Settlement’ in FASB Interpretation No. 48” (FIN 48-1):  Issued by the FASB in May 2007, FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The Company’s adoption of FIN 48, effective January 1, 2007, was consistent with FIN 48-1.

Accounting Principles Not Yet Adopted.

FASB Statement No. 157, “Fair Value Measurements”:  Issued by the FASB in September 2006, this Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Where applicable, this Statement simplifies and codifies related guidance within GAAP.  Except for certain non financial assets and liabilities more fully discussed in FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP No. FAS 157-2), which was issued by the FASB in February 2008, this Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  For those non financial assets and liabilities deferred pursuant to FSP No. FAS 157-2, this Statement is effective for financial statements for fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of this statement on its consolidated financial statements.

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”:  Issued by the FASB in February 2007, this Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  The Statement is effective for fiscal years beginning after November 15, 2007.  At January 1, 2008, the Company did not elect the fair value option under the Statement and, therefore, there was no impact to the Company’s consolidated financial statements.

FASB Statement No. 141 (revised), “Business Combinations”.  Issued by the FASB in December 2007, this Statement changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development costs, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The Statement is effective for transactions occurring in fiscal years beginning after December 15, 2008, with early adoption prohibited.

FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  Issued by the FASB in December 2007, this Statement changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of minority interest accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, the Statement revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The Statement is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The Company is currently evaluating the impact of this statement on its consolidated financial statements.

Staff Accounting Bulletin No. 110 (SAB 110):  Issued by the Securities and Exchange Commission (SEC) in December 2007, SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with FAS 123R.  The SEC staff indicated in SAB No. 107 that it would accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term, for options granted prior to December 31, 2007.  In SAB 110, the SEC staff states that it will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  The Company is currently evaluating the impact of SAB 110 on its consolidated financial statements.

3.  Regulatory Matters

The Company has commenced construction of an enhancement at its Trunkline LNG terminal.  This infrastructure enhancement project, which was originally expected to cost approximately $250 million, plus capitalized interest, will increase send out flexibility at the terminal and lower fuel costs.  Recent cost projections indicate the construction costs will likely be approximately $365 million, plus capitalized interest.  The revised costs reflect increases in the quantities and cost of materials required, higher contract labor costs and an allowance for additional contingency funds, if needed.  The negotiated rate with the project’s customer, BG LNG Services, will be adjusted based on final capital costs pursuant to a contract-based formula.  The project is now expected to be in operation in the second quarter of 2009.  In addition, Trunkline LNG and BG LNG Services agreed to extend the existing terminal and pipeline services agreements through 2028, representing a five-year extension.  Approximately $178.3 million and $40.8 million of costs are included in the line item Construction work-in-progress at December 31, 2007 and 2006, respectively.

The Company has received approval from FERC to modernize and replace various compression facilities on PEPL.  Such replacements are ultimately expected to be made at eleven compressor stations, with three stations completed as of December 31, 2007.  Three additional stations are in progress and planned to be completed by the end of 2009, with the remaining cost for these stations estimated at approximately $100 million, plus capitalized interest.  Planning for the other five compressor stations on which construction has not yet begun is continuing, with the timing and scope of the work on these stations being evaluated on an individual station

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

basis.  The Company is also replacing approximately 32 miles of existing pipeline on the east end of the PEPL system at a current estimated cost of approximately $125 million, plus capitalized interest, which will further improve system integrity and reliability.  The revised higher cost relates to various construction issues and delays which have resulted in current estimated in-service dates for the related facilities around the end of the first quarter of 2008 or in the second quarter of 2008.  Approximately $124.7 million and $57.9 million of costs related to these projects are included in the line item Construction work-in-progress at December 31, 2007 and 2006, respectively.

Trunkline has completed construction on its field zone expansion project.  The expansion project included the north Texas expansion and creation of additional capacity on Trunkline’s pipeline system in Texas and Louisiana to increase deliveries to Henry Hub.  Trunkline has increased the capacity along existing rights-of-way from Kountze, Texas to Longville, Louisiana by approximately 625 million cubic feet per day with the construction of approximately 45 miles of 36-inch diameter pipeline.  The project included horsepower additions and modifications at existing compressor stations.  Trunkline has also created additional capacity to Henry Hub with the construction of a 13.5-mile, 36-inch diameter pipeline loop from Kaplan, Louisiana directly into Henry Hub.  The Henry Hub lateral provides capacity of 1 Bcf/d from Kaplan, Louisiana to Henry Hub.  The majority of the project was put into service in late December 2007 with the remainder placed in-service in February 2008.  The Company currently estimates the final project costs will total approximately $250 million, plus capitalized interest.  The estimated costs include a $40 million contribution in aid of construction (CIAC) to a subsidiary of Energy Transfer Partners, L.P. (Energy Transfer), a non-affiliated entity, which was paid in January 2008 and is expected to be amortized over the life of the facilities.  Approximately $26.4 million and $12.5 million of costs for this project are included in the line item Construction work-in-progress at December 31, 2007 and December 31, 2006, respectively, with $178.3 million closed to Plant in service in December 2007.

The Company intends to cover its 2008 cash requirements, associated with its planned capital expenditures discussed above, from various sources including cash flows from operations, repayments of intercompany loans made to Southern Union Company, loans or advances from other affiliates, or other borrowings, although no assurances can be given as to the sufficiency of cash flows, the availability of funds from Southern Union Company or other affiliates, or the ability to obtain financing.  Additionally, see Note 11 – Debt for information related to funding sources for the Company’s ongoing capital growth programs.

FERC is responsible under the Natural Gas Act for assuring that rates charged by interstate pipelines are "just and reasonable."  To enforce that requirement, FERC applies a ratemaking methodology that determines an allowed rate of return on common equity for the companies it regulates.  On October 25, 2006, a group including producers and various trade associations filed a complaint under Section 5 of the Natural Gas Act against Southwest Gas Storage requesting that FERC initiate an investigation into Southwest Gas Storage’s rates, terms and conditions of service and grant immediate interim rate relief.  FERC initiated a Section 5 proceeding on December 21, 2006 setting this issue for hearing.  Pursuant to FERC order, Southwest Gas Storage filed a cost and revenue study with FERC on February 20, 2007.  On August 1, 2007, Southwest Gas Storage filed a Section 4 rate case requesting an increase in rates.  On August 31, 2007, the FERC accepted Southwest Gas Storage’s rate increase to become effective on February 1, 2008, subject to refund.  This order also consolidated the Section 5 proceeding with the Section 4 rate case.  On November 28, 2007, Southwest Gas Storage filed a settlement with FERC.  The settlement was approved by FERC on February 12, 2008, which settlement resulted in Southwest Gas Storage’s rates remaining substantially similar to its rates that were in effect prior to the Section 4 and Section 5 proceedings.

On January 26, 2007, Southwest Gas Storage filed an abandonment application to reduce the certificated storage capacity of its North Hopeton field by approximately 6 Bcf and to acquire 3 Bcf of additional base gas to maintain storage field operations.  This filing brings the certificated capacity in line with operational performance of the field.  On September 7, 2007, the FERC approved Southwest Gas Storage’s North Hopeton field modifications.  Southwest Gas Storage has entered into a third-party agreement to replace this storage capacity, effective April 1, 2007, with an initial term of two years.

Sea Robin filed a rate case with FERC in June 2007, requesting an increase in its maximum rates.  Several parties have submitted protests to the rate increase filing with FERC.  On July 30, 2007, FERC suspended the effectiveness of the filed rate increase until January 1, 2008.  The filed rates were put into effect January 1, 2008, subject to refund.  The final outcome of the rate case has many variables and potential outcomes and it is impossible to predict its timing or materiality at this time.

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 15, 2003, the U.S. Department of Transportation issued a Final Rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule defines as “high consequence areas” (HCAs).  This rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002.  The rule requires operators to have identified HCAs along their pipelines by December 2004, and to have begun baseline integrity assessments, comprised of in-line inspection (smart pigging), hydrostatic testing or direct assessment, by June 2004.  Operators were required to rank the risk of their pipeline segments containing HCAs and to complete assessments on at least 50 percent of the segments using one or more of these methods by December 2007.  Assessments will generally be conducted on the higher risk segments first, with the balance being completed by December 2012.  In addition, some system modifications will be necessary to accommodate the in-line inspections.  As of December 31, 2007, the Company had completed 80 percent of the required risk assessments.  All systems operated by the Company will be compliant with the rule; however, while identification and location of all the HCAs has been completed, it is not practicable to determine with certainty the total scope of required remediation activities prior to completion of the assessments and inspections.  The required modifications and inspections are currently estimated to be in the range of approximately $20 million to $28 million per year through 2012.

4.  Related Party Transactions

PEPL receives transportation revenues from Missouri Gas Energy, a Southern Union division, which account for less than one percent of the Company’s annual consolidated revenues.  The following table provides a summary of related party transactions for the periods presented.

	Years Ended December 31,
Related Party Transactions	2007	2006	2005
	(In thousands)

Transportation and storage
of natural gas	$4,175	$4,282	$3,962
Operation and maintenance:
Management and royalty fees	16,430	14,423	12,630
Other expenses	31,431	20,592	19,126
Other income, net	39,704	11,506	3,749

Pursuant to a demand note with Southern Union Company under a cash management program, as of December 31, 2007, the Company has loaned excess cash, net of repayments, totaling $221.7 million to Southern Union since Southern Union acquired the Company.  Net loans of $73 million were recorded during the year ended December 31, 2007.  The Company is credited with interest on the note at a one month LIBOR rate.  Included in Other, net in the accompanying Consolidated Statement of Operations is interest income of $7.9 million, $8.4 million and $3.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, related to interest on the Note receivable – Southern Union.  Due to uncertainties regarding the timing of the Company’s cash flows, including financings, capital expenditures and operating cash flows, the Company reports the Note receivable – Southern Union as a non-current asset.  The Company does have access to the funds via the demand note and does expect repayment to ultimately occur to fund capital expenditures.  See Note 11 – Debt for information related to $300 million of fixed rate debt issued by the Company in October 2007, the proceeds of which were initially loaned to Southern Union under the demand note.

On December 1, 2006, LNG Holdings, as borrower, and PEPL and CrossCountry Citrus, as guarantors, entered into a $465 million unsecured term loan facility due April 4, 2008 (2006 Term Loan), which was later amended and restated to extend the maturity to June 29, 2012.  On December 1, 2006, LNG Holdings loaned the proceeds of the 2006 Term Loan to CrossCountry Citrus in exchange for an interest-bearing promissory note with a principal amount of $465 million, the amount of the proceeds of the 2006 Term Loan.  The promissory note was amended and restated when the 2006 Term Loan was amended and restated.  Accrued interest under the promissory note is payable quarterly.  The interest rate under the promissory note is based on the interest rate

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under the amended and restated term loan facility, which at December 31, 2007 was a floating rate at 5.37 percent, plus a credit spread over LIBOR of 112.5 basis points.  Included in Other, net in the accompanying Consolidated Statement of Operations is interest income of $31.5 million and $2.9 million for the years ended December 31, 2007 and 2006, respectively related to interest on the Note receivable – CrossCountry Citrus.

Southern Union structured the acquisition of PEPL (Panhandle Acquisition) in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Code.  For tax purposes, the Company’s assets that were part of the exchange were recorded at the tax basis of the Southern Union Company assets for which they were exchanged.  The resulting transaction generated an estimated deferred tax liability at the acquisition date and a corresponding receivable from Southern Union Company reflected as a reduction to Partners’ Capital on the Company’s Consolidated Balance Sheet.  Repayment of the receivable from Southern Union Company is limited to actual tax liabilities otherwise payable by the Company pursuant to the tax sharing agreement with Southern Union Company.  For the years ended December 31, 2007 and 2006, the Company recorded $3.7 million and $34.4 million of income tax liability settlements against the tax sharing note receivable, respectively.  The 2006 adjustment to the tax sharing note receivable included $27.3 million resulting from a IRS audit of the Southern Union Company federal income tax return for the period ended June 30, 2003.

On November 17, 2004, CCE Holdings, LLC (CCE Holdings), a joint venture in which Southern Union owned a 50 percent interest, acquired 100 percent of the equity interest of CrossCountry Energy, LLC from Enron Corp. and certain of its subsidiaries, including interests in Transwestern Pipeline Company, LLC (Transwestern) and Florida Gas Transmission Company (Florida Gas) for approximately $2.45 billion in cash, including the assumption of certain consolidated debt.  On November 5, 2004, CCE Holdings entered into an Administrative Services Agreement (Management Agreement) with SU Pipeline Management LP (Manager), a Delaware limited partnership and a wholly-owned subsidiary of Southern Union, and the Company.  Under the terms of the Management Agreement, the Company covenants, to the extent permitted by applicable law, to cause Manager to perform the duties and obligations of Manager.  Manager assembled an integrated pipeline management team, which included employees of the Company and CCE Holdings, as well as Southern Union Company.  Pursuant to the Management Agreement, Manager was responsible for the operations and administrative functions of the enterprise and provided services to CCE Holdings from November 17, 2004 to December 1, 2006.  The Management Agreement was terminated following the disposition of Transwestern by CCE Holdings on December 1, 2006 and the redemption of the outstanding 50 percent Class B interest in CCE Holdings, resulting in Southern Union owning 100 percent of CCE Holdings.  The Company and Southern Union continue to provide services to Florida Gas, which is jointly owned with El Paso Corporation, a non-affiliated entity, using cost allocation methods consistent with prior practices.

The following table provides a summary of the accounts receivable and payable related party balances included in the Consolidated Balance Sheet at the dates indicated.

	Years Ended December 31,
Related Party	2007	2006
Accounts receivable - related parties:	(In thousands)
Southern Union (1)	$1,174	$14,448
Other (2)	10,893	3,546
	12,067	17,994
Accounts payable - related parties:
Southern Union - income taxes (3)	$41,420	$2,422
Southern Union - other (4)	14,945	11,442
Other (5)	341	2,098
	$56,706	$15,962

______________________________
(1)	Primarily related to expenditures made on behalf of Southern Union and interest associated with the Note receivable – Southern Union.
(2)	Primarily related to interest from CrossCountry Citrus in 2007 and 2006.
(3)	Related to income taxes payable to Southern Union per the tax sharing agreement, which was amended in September 2007, to provide for taxes to be remitted upon the filing of the tax return.
(4)	Primarily related to payroll funding provided by Southern Union, reimbursable medical and insurance costs paid by Southern Union on behalf of the Company.
(5)	Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of the Company.

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Derivative Instruments and Hedging Activities

Interest Rate Swaps.  The Company uses interest rate swaps to reduce interest rate risks and to manage interest expense.  By entering into these agreements, the Company converts floating-rate debt into fixed-rate debt, or alternatively converts fixed-rate debt to floating-rate debt.  Interest differentials paid or received under the swap agreements are reflected as an adjustment to interest expense.  These interest rate swaps are financial derivative instruments that qualify for hedge treatment.  The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss.  In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.  For the years ended December 31, 2007, 2006 and 2005, there was no swap ineffectiveness.  At December 31, 2007, $17.1 million is included in Other Non-current Liabilities in the Consolidated Balance Sheet related to the fixed-rate interest rate swaps on the $455 million Term Loan due 2012. As of December 31, 2007, approximately $3.2 million of net after-tax losses in Accumulated other comprehensive income will be amortized into interest expense during the next twelve months related to the swap agreements.  Current market pricing models were used to estimate fair values of interest rate swap agreements.

Treasury Rate Locks.  The Company enters into treasury rate locks to hedge the changes in cash flows of anticipated interest payments from changes in treasury rates prior to the issuance of new debt instruments.  The Company accounts for the treasury rate locks as cash flow hedges.  At December 31, 2007, $1.7 million is included in Other Current Assets in the Consolidated Balance Sheet related to the treasury rate locks entered into during 2007.  As of December 31, 2007, approximately $236,000 of net after-tax losses in Accumulated other comprehensive income will be amortized into interest expense during the next twelve months related to these treasury rate locks.

6.  Income Taxes

The separate components of income tax expense for the periods presented consist of the following:

	Years Ended December 31,
Income Tax Expense	2007	2006	2005
	(In thousands)
Current income taxes
Federal	$61,445	$21,170	$20,153
State	9,103	6,971	2,341
Total current income taxes	70,548	28,141	22,494

Deferred income taxes
Federal	19,249	52,574	34,330
State	6,521	7,324	7,803
Total deferred income taxes	25,770	59,898	42,133

Total income tax expense	$96,318	$88,039	$64,627

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate of 35% to income before income taxes as follows:

Income Tax Expense --	Years Ended December 31,
Reconciliation to Statutory Rate	2007	2006	2005
	(In thousands)

Income tax, computed at the statutory rate	$86,360	$79,028	$58,166
Adjustments:
State income tax, net of federal effect	10,156	9,292	6,594
Permanent differences and other	(198)	(281)	(133)
Total income tax expense	$96,318	$88,039	$64,627

Effective tax rate	39.0%	39.0%	38.9%

The principal components of the Company’s deferred tax assets (liabilities) recognized in the Consolidated Balance Sheet for the years ended December 31, 2007 and 2006 are as follows:

	Years Ended December 31,
Net Deferred Income Tax Asset (Liability) Components	2007	2006
	(In thousands)

Property, plant and equipment	$(254,078)	$(242,510)
Current assets	259	(338)
Investments	(186)	(183)
Other deferred debits	(2,557)	4,080
Other assets	(741)	-
Current liabilities	1,375	2,197
Deferred credits and other liabilities	18,716	17,094
Long term debt	8,041	3,018
Other	(100)	(102)
State deferred income taxes, net of federal tax effect	(26,857)	(23,836)
Net deferred income tax asset (liability)	$(256,128)	$(240,580)

Gross deferred tax liabilities	$(284,260)	$(266,969)
Gross deferred tax assets	28,132	26,389
Net deferred income tax asset (liability)	$(256,128)	$(240,580)

Non current deferred income tax asset (liability)	$(256,448)	$(243,697)
Current tax asset	320	3,117
Net deferred income tax asset (liability)	$(256,128)	$(240,580)

The Company adopted FIN 48 on January 1, 2007.   The implementation of FIN 48 did not have a material impact on the consolidated financial statements and did not require an adjustment to Partners’ capital.  The Company had no unrecognized tax benefits at January 1, 2007 or December 31, 2007.

The Company’s policy is to classify and accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense in its Consolidated Statement of Operations, which is consistent with the recognition of these items in prior reporting periods.

The Company is no longer subject to U.S. federal, state or local examinations for the tax year ended June 30, 2002 and prior years.  Although the Company’s parent, Southern Union Company, has settled the IRS examination of the year ended June 30, 2003 in 2006, the statute did not expire until December 31, 2007. The state impact of the federal change remains subject to state and local examination for a period of up to one year after formal notification to the state and local jurisdictions.  Southern Union Company filed all required amended

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

state tax returns in 2007 as a result of the federal change.  Therefore, the state and local statutes will expire with respect to the tax year ended June 30, 2003 in 2008.

7.  Property, Plant and Equipment

	Lives	Years Ended December 31,
Property, Plant and Equipment	In Years	2007	2006
		(In thousands)

Transmission	36-46	$1,770,742	$1,400,547
Gathering	26	52,221	44,402
Underground storage	36-46	290,753	279,845
General plant - LNG	20-40	624,250	619,018
General plant - other (1)	1-10	92,102	75,105
Plant in service (2)		2,830,068	2,418,917
Construction work-in-progress		355,695	166,085
Total property, plant and equipment		3,185,763	2,585,002
Less accumulated depreciation and amortization (1)		290,465	207,606
Net property, plant and equipment		$2,895,298	$2,377,396

(1) Includes capitalized computer software costs totaling:

Computer software cost		$67,457	$56,804
Less accumulated amortization		24,567	16,734
Net computer software costs		$42,890	$40,070

(2) The composite weighted-average depreciation rates for the years ended December 31, 2007, 2006 and 2005 were 3.0 percent, 3.0 percent and 2.9 percent, respectively.

Amortization expense of capitalized computer software costs for years 2007, 2006 and 2005 was $8.2 million, $6.6 million and $5.9 million, respectively.  The amortization period for computer software is between four and ten years.

8.  Intangible Customer Contract

The Panhandle Acquisition resulted in the recognition of an intangible asset related to the BG LNG contract with Trunkline LNG.  The following table shows the carrying amount and accumulated amortization recorded in Intangible customer contract, net on the Consolidated Balance Sheet related to this intangible.

	Useful
	Lives	Years Ended December 31,
Intangible customer contract	In Years	2007	2006
		(In thousands)

Customer contract	25	$9,503	$9,503
Less accumulated amortization		2,231	1,885
Intangible customer contract, net		$7,272	$7,618

Amortization expense on the customer contract for 2007, 2006 and 2005 was $346,000, $413,000 and $465,000, respectively.  The Company estimates the annual amortization expense for years 2008 through 2012 and thereafter will be $346,000 per year.

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain other intangibles are included in Property, plant and equipment.  See Note 7 – Property, Plant and Equipment.

9.  Investment in Unconsolidated Subsidiary

The Company owns a 29 percent interest in the Lee 8 partnership, which operates a 3.0 Bcf natural gas storage facility in Michigan.  The remaining interests in the Lee 8 partnership are currently owned by Proliance Energy (51 percent) and Howard Energy Company (20 percent).  The Company accounts for its investment in the Lee 8 partnership using the equity method of accounting.

10.  Financial Instruments

The Company’s financial instruments include $1.89 billion of total debt outstanding, including the current portion of long-term debt, at December 31, 2007 and $1.65 billion at December 31, 2006, with an approximate fair value of $1.89 billion and $1.66 billion as of December 31, 2007 and 2006, respectively.  Estimated fair value amounts of long-term debt were obtained from independent parties.  Judgment is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates determined as of December 31, 2007 and 2006 are not necessarily indicative of the amounts the Company could have realized in current market exchanges.

The $221.7 million and $148.7 million Note Receivable – Southern Union at December 31, 2007 and December 31, 2006, respectively, is at fair value as the interest rate is calculated using an interest rate equal to the one month LIBOR rate.  See Note 4 – Related Party Transactions.

The $412.2 million and $465 million Note receivable – CrossCountry Citrus at December 31, 2007 and December 31, 2006 is at fair value as the interest rate is calculated using a floating rate tied to LIBOR or prime interest rates at the Company’s option, in addition to a margin tied to the rating of the Company’s unsecured senior funded debt plus a credit spread over LIBOR of 112.5 basis points.  See Note 4 – Related Party Transactions.

11.  Debt

		December 31, 2007		December 31, 2006
Long-term Debt	Year Due	Book Value	Fair Value	Book Value	Fair Value
		(In thousands)

2.75% Senior Notes	2007	$-	$-	$200,000	$200,000
4.80% Senior Notes	2008	300,000	298,140	300,000	300,000
6.05% Senior Notes	2013	250,000	252,650	250,000	251,053
6.20% Senior Notes	2017	300,000	297,240	-	-
6.50% Senior Notes	2009	60,623	62,132	60,623	61,721
8.25% Senior Notes	2010	40,500	43,396	40,500	43,180
7.00% Senior Notes	2029	66,305	65,198	66,305	71,947
Term Loan	2007	-	-	255,626	255,626
Term Loan	2012 (1)	412,220	412,220	465,000	465,000
Term Loan	2012	455,000	455,000	-	-
Unamortized debt premium, net		6,093	6,093	9,613	9,613
Total debt outstanding		1,890,741	$1,892,069	1,647,667	$1,658,140
Current portion of long-term debt		(309,680)		(461,011)
Interest rate swaps (2.75% Senior Notes)		-		(1,265)
Total long-term debt		$1,581,061		$1,185,391

_____________
(1)  At December 31, 2006, this Term Loan was due in 2008.  See the following LNG Holdings Term Loans discussion for information related to the extension of the maturity date from April 4, 2008 to June 29, 2012.

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has approximately $1.89 billion of debt recorded at December 31, 2007.  Debt of $1.48 billion, including net premiums of $6.1 million, is at fixed rates ranging from 4.80 percent to 8.25 percent.  The $412.2 million of floating rate debt had an average interest rate of 5.37 percent for the year ended December 31, 2007.

6.20% Senior Notes.  On October 26, 2007, the Company issued $300 million in senior notes due November 1, 2017 with an interest rate of 6.20 percent (6.20% Senior Notes).  In connection with the issuance of the 6.20% Senior Notes, the Company incurred underwriting and discount costs of approximately $2.7 million.  The debt was priced to the public at 99.741 percent, resulting in $297.3 million in proceeds to the Company.  The proceeds were initially loaned to Southern Union Company under a demand note between the Company and Southern Union Company, and were used to repay approximately $246 million outstanding under Southern Union Company’s credit facilities.  The remaining proceeds of $51.3 million were initially invested by Southern Union Company and subsequently utilized to fund working capital obligations.  Such advanced amounts will be subsequently repaid by Southern Union to the Company and will be used to fund ongoing capital projects and for general corporate purposes.

LNG Holdings Term Loans.  On March 15, 2007, LNG Holdings, as borrower, and PEPL and Trunkline LNG, as guarantors, entered into a $455 million unsecured term loan facility due March 13, 2012 (2012 Term Loan).  The interest rate under the 2012 Term Loan is a floating rate tied to a LIBOR rate or prime rate, at the Company’s option, in addition to a margin tied to the rating of PEPL’s senior unsecured debt.  The proceeds of the 2012 Term Loan were used to repay approximately $455 million in existing indebtedness that matured in March 2007, including the $200 million 2.75% Senior Notes and the LNG Holdings $255.6 million Term Loan.  LNG Holdings has entered into interest rate swap agreements that effectively fixed the interest rate applicable to the 2012 Term Loan at 4.98 percent plus a credit spread of 0.625, based upon PEPL’s credit rating for its senior unsecured debt.

On December 1, 2006, LNG Holdings, as borrower, and PEPL and CrossCountry Citrus, as guarantors, entered into a $465 million unsecured term loan facility due April 4, 2008 (2006 Term Loan).  On December 1, 2006, LNG Holdings loaned the proceeds of the 2006 Term Loan to CrossCountry Citrus in exchange for an interest-bearing promissory note with a principal amount of $465 million, the amount of the proceeds of the 2006 Term Loan.  On June 29, 2007, the parties entered into an amended and restated term loan facility (Amended Credit Agreement).  The Amended Credit Agreement extended the maturity of the term loan from April 4, 2008 to June 29, 2012, and decreased the interest rate from LIBOR plus 87.5 basis points to LIBOR plus 55 basis points, based upon the current credit rating of PEPL's senior unsecured debt.  The balance of the term loan facility at December 31, 2007 was $412.2 million.

Other.  The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens.  At December 31, 2007, the Company, based on the currently most restrictive debt covenant requirements, was subject to a $445.5 million limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $340.1 million of additional secured or subsidiary level indebtedness or other defined liens based on a limitation on liens covenant.  The Company is also subject to a limitation of $302.7 million of total additional indebtedness.

At December 31, 2007, the Company had scheduled payments of $309.8 million, $60.6 million, $40.5 million, nil, $857.4 million and $616.3 million for the years 2008 through 2012 and in total thereafter, respectively.

Retirement of Debt Obligations

The Company plans to refinance its $300 million of debt maturing in August 2008 with new capital market debt or bank financings.  Alternatively, should the Company not be successful in its refinancing efforts, the Company may choose to retire such debt upon maturity by utilizing some combination of cash flows from operations, draw downs under existing credit facilities, and altering the timing of controllable expenditures, among other things.  The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets, current economic and capital market conditions and market expectations regarding the Company's future earnings and cash flows, that it will be able to refinance and/or retire these obligations under acceptable terms prior to their maturity.  There can be no assurance, however, that the Company will be able to achieve acceptable refinancing terms in any negotiation of new capital market debt or bank financings.  Moreover, there can be no assurance the Company will be successful in its implementation of

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these refinancing and/or retirement plans and the Company's inability to do so would cause a material adverse effect on the Company's financial condition and liquidity.

12.  Comprehensive Income

The table below provides an overview of comprehensive income for the periods indicated.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Net earnings	$150,424	$137,755	$101,562

Reclassification of unrealized (gain) loss on interest rate hedges into earnings, net of tax of $(621), $(742) and
$1,587, respectively	(970)	(1,105)	2,495
Actuarial gain and prior service credit relating to other postretirement benefits, net of tax of $(1,066), $0 and
$0, respectively	88	-	-
Change in fair value of interest rate hedges, net of tax of
$(5,722), $(3) and $(1,515), respectively	(8,392)	(5)	(2,387)
Realized loss on interest rate hedges, net of tax of
$(1,488), $0 and $0, respectively	(2,366)	-	-
Reclassification of actuarial gain and prior service
credit (cost) relating to other postretirement benefits
into earnings, net of tax of $(1,326), $0 and $0,
respectively	(2,201)	-	-
Total other comprehensive income (loss)	(13,841)	(1,110)	108

Total comprehensive income	$136,583	$136,645	$101,670

The table below provides an overview of the components in Accumulated other comprehensive income as of the periods indicated:

	Years Ended December 31,
Components in Accumulated Other Comprehensive Income	2007	2006
	(In thousands)
Other postretirement plan - net actuarial gain and prior service credit, net of tax	$13,135	$15,248
Interest rate hedges, net of tax	(11,499)	229
Total Accumulated other comprehensive income, net of tax	$1,636	$15,477

13.  Commitments and Contingencies

Leases.  The Company utilizes assets under operating leases in several areas of operation.  Consolidated rental expense amounted to $10.7 million in 2007, $11.3 million in 2006 and $12.9 million in 2005.  Future minimum rental payments under the Company’s various operating leases for the years 2008 through 2012 are $10 million, $13 million, $12.2 million, $11.6 million and $11.3 million, respectively, and $48.2 million in total thereafter.

Capital Expenditures.  The Company estimates remaining expenditures associated with its Trunkline field zone expansion and LNG terminal enhancement will be approximately $245 million, with approximately $200 million to be incurred in 2008, plus capitalized interest.  These estimates were developed for budgeting purposes and are subject to revision.

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Jack Grynberg, an individual, filed actions for damages against a number of companies, including the Company, now transferred to the U.S. District Court for the District of Wyoming, alleging mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  On October 20, 2006, the District Judge adopted in part the earlier recommendation of the Special Master in the case and ordered the dismissal of the case against the Company.  Grynberg is appealing that action to the Tenth Circuit Court of appeals.  Grynberg’s opening brief was filed on July 31, 2007.  Respondents filed their brief rebutting Grynberg’s arguments on November 21, 2007.  A similar action, known as the Will Price litigation, also has been filed against a number of companies, including the Company, in U.S. District Court for the District of Kansas.  The Company is currently awaiting the decision of the trial judge on the defendants’ motion to dismiss the Will Price action.  The Company believes that its measurement practices conformed to the terms of its FERC gas tariff, which was filed with and approved by FERC.  As a result, the Company believes that it has meritorious defenses to these lawsuits (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that the Company complied with the terms of its tariff) and will continue to vigorously defend against them, including any appeal from the dismissal of the Grynberg case.  The Company does not believe the outcome of these cases will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Environmental Remediation.  The Company is responsible for environmental remediation at certain sites on its gas transmission systems for contamination resulting from the past use of lubricants containing polychlorinated biphenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas.  The Company has developed and is implementing a program to remediate such contamination.  Remediation and decontamination has been completed at each of the 35 compressor station sites where auxiliary buildings that house the air compressor equipment were impacted by the past use of lubricants containing PCBs.  At some locations, PCBs have been identified in paint that was applied many years ago.  A program has been implemented to remove and dispose of PCB impacted paint during painting activities.  At one location on the Trunkline system, PCBs were discovered on the painted surfaces of equipment in a building that is outside of the scope of the compressed air system program

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and the existing PCB impacted paint program.  The estimated cost to remediate the painted surfaces at this location is approximately $300,000.  An initial assessment program was undertaken at seven locations to determine whether this condition exists at any of the other 78 similar buildings on the PEPL, Trunkline and Southwest Gas systems.  At the seven locations assessed, which comprised a total of 15 buildings, preliminary analysis identified PCBs at regulated levels in a small number of the samples at two locations.  An expanded assessment program has been developed and is currently underway.  As of December 31, 2007, 19 of 37 total locations have been assessed indicating PCBs at regulated levels in a small number of samples at a total of five locations.  Until the results of the expanded assessment program are available, the costs associated with remediation of the painted surfaces cannot be reasonably estimated.

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

PEPL and Trunkline, together with other non-affiliated parties, have been identified as potentially liable for conditions at three former waste oil disposal sites in Illinois – the Pierce Oil Springfield site, the Dunavan Waste Oil site and the McCook site (collectively, the Pierce Waste Oil sites).  PEPL and Trunkline received notices of potential liability from the United States Environmental Protection Agency (U.S. EPA) for the Dunavan site by letters dated September 30, 2005.  The notices demanded reimbursement to the U.S. EPA for costs incurred as of that date in the amount of approximately $1.8 million and encouraged each potentially responsible party (PRP) to voluntarily negotiate an administrative settlement agreement with the U.S. EPA within certain limited time frames providing for the PRPs to conduct or finance the response activities required at the site.  The demand was declined in a joint letter dated December 15, 2005 by the major PRPs, including PEPL and Trunkline.  Although no formal notice has been received for the Pierce Oil Springfield site, special notice letters are anticipated and the process of listing the site on the National Priority List has begun.  No formal notice has been received for the McCook site.  The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

On June 16, 2005, PEPL experienced a release of liquid hydrocarbons near Pleasant Hill, Illinois.  The release occurred in the form of a mist at a valve that was in use to reduce the pressure in the pipeline as part of maintenance activities.  The hydrocarbon mist affected several acres of adjacent agricultural land and a nearby marina.  Approximately 27 gallons of hydrocarbons reached the Mississippi River.  PEPL contacted appropriate federal and state regulatory agencies and the U.S. EPA took the lead role in overseeing the subsequent cleanup activities, which have been completed.  PEPL has resolved claims of affected boat owners and the marina operator.  PEPL received a violation notice from the Illinois Environmental Protection Agency (IEPA) alleging that PEPL was in apparent violation of several sections of the Illinois Environmental Protection Act by allowing the release.  The violation notice did not propose a penalty.  Responses to the violation notice were submitted and the responses were discussed with the agency.  On December 14, 2005, the IEPA notified PEPL that the matter might be considered for referral to the Office of the Attorney General, the State’s Attorney or the U.S. EPA for formal enforcement action and the imposition of penalties.  By letter dated November 22, 2006, PEPL received a follow-up information request from the IEPA on the status of certain measures PEPL had agreed to undertake in connection with the original responses to the violation notice.  On January 5, 2007, PEPL submitted a response.  There has been no further contact from the IEPA on this matter.  The Company believes the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below reflects the amount of accrued liabilities recorded in the Consolidated Balance Sheet at December 31, 2007 and December 31, 2006 to cover probable environmental response actions:

	Years Ended December 31,
	2007	2006
	(In thousands)

Current	$996	$1,962
Noncurrent	6,901	6,760
Total Environmental Liabilities	$7,897	$8,722

During the year ended December 31, 2007, the Company spent $824,000 related to environmental cleanup programs.

Air Quality Control. The U.S. EPA issued a final rule on regional ozone control (NOx SIP Call) in April 2004 that affected 20 large internal combustion engines on the Company’s system in Illinois and Indiana.  Panhandle has substantially completed the required capital improvements of approximately $23 million as of December 31, 2007.  Indiana has promulgated state regulations to address the requirements of the NOx SIP Call rule that essentially follow the U.S. EPA guidance.

In early April 2007, the IEPA proposed a rule to the Illinois Pollution Control Board (IPCB) for adoption to control NOx emissions from reciprocating engines and turbines, including a provision applying the rule beyond issues addressed by federal provisions, pursuant to a blanket statewide application.  As originally proposed, the Illinois rule required controls on engines regulated under the U.S. EPA NOx SIP Call by May 1, 2007 and the remaining engines by January 1, 2011.  A pipeline consortium including PEPL and Trunkline filed an objection to the rule requesting the IPCB to bifurcate and address separately the statewide applicability provision, which was the primary driver of costs to PEPL and Trunkline.  On May 17, 2007, the IPCB ruled in favor of the pipeline consortium by bifurcating the statewide applicability provision from the rest of the proposed rule.  On September 20, 2007 the IPCB approved the rule that applies to the engines regulated under the NOx SIP Call rule, which the pipeline consortium was not contesting. Due to delayed approval of the rule, the compliance deadline was changed from May 1, 2007 to January 1, 2008.  On August 23, 2007, the IEPA filed a motion to cancel hearings and pre-filing deadlines for the bifurcated statewide portion of the proposed Illinois engine rule, which was later granted.  On December 20, 2007, the IEPA filed an amended proposal withdrawing the statewide applicability provisions of the current proposed rule and apply the rule requirements to non-attainment areas. The amended proposal was approved on January 10, 2008.  No controls on PEPL and Trunkline stations are required under the most recent proposal. However, the IEPA indicated in earlier industry discussions that it was reserving the right to make future proposals for statewide controls.  In the event the IEPA proposes a statewide rule again, preliminary estimates indicate the cost of compliance would require minimum capital expenditures of approximately $45 million for emission controls.

In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston.  Trunkline’s Cypress compressor station is affected and required the installation of emission controls.  Regulations also require certain grandfathered facilities in East Texas to enter into the new source permit program which may require the installation of emission controls at one additional facility owned by the Company.  Management estimates capital improvements of $17.1 million will be needed at the two affected East Texas locations.  Approximately $17 million of the required capital expenditures for the two affected East Texas locations have been substantially completed as of December 31, 2007.  Permit limits were placed on grandfathered engines at two facilities in West Texas that are owned by PEPL.  An estimated $1.9 million in capital expenditures will be required to comply with permit limitations for the West Texas facilities.

The U.S. EPA promulgated various Maximum Achievable Control Technology (MACT) rules in February 2004.  The rules require that PEPL and Trunkline control Hazardous Air Pollutants (HAPs) emitted from certain internal combustion engines at major HAPs sources.  Most PEPL and Trunkline compressor stations are major HAPs

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sources.  The HAPs pollutant of concern for PEPL and Trunkline is formaldehyde.   The rule, with which PEPL and Trunkline are in compliance and which had a final implementation date of June 2007, seeks to reduce formaldehyde emissions by 76 percent from these engines by requiring use of catalytic controls.  PEPL has one engine fully regulated under this rule.  For the other PEPL and Trunkline engines potentially subject to the engine MACT rule, emission controls and operating restrictions have been used to lower emissions below MACT thresholds.  Compliance with these regulations necessitated an estimated expenditure of $1.4 million for capital improvements.

Spill Prevention, Control and Countermeasure Rules (SPCC).  In May 2007, the U.S. EPA extended the SPCC rule compliance dates until July 1, 2009 permitting owners and operators of facilities to prepare or amend and implement SPCC Plans in accordance with previously enacted modifications to the regulations.  In October 2007, the U.S. EPA proposed amendments to the SPCC rules with the stated intention of providing greater clarity, tailoring requirements, and streamlining requirements.  The Company is currently reviewing the impact of the modified regulations on its operations and may incur costs for tank integrity testing, alarms and other associated corrective actions as well as potential upgrades to containment structures.  Costs associated with such activities cannot be estimated with certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Commitments and Contingencies.

Kaplan Compressor Station Damage.  On April 21, 2006, Trunkline experienced a fire at its Kaplan, Louisiana compressor station which resulted in damages to the facilities resulting in an estimated loss of $13.4 million.  Insurance recoveries related to this incident are expected to be $8.4 million.  The Company does not expect this incident to have a material adverse effect on its consolidated financial position, results of operations or cash flows.  No receivables due from the insurance carriers have been recorded as of December 31, 2007.

Hurricane Damage.  Late in the third quarter of 2005, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast.  These hurricanes caused damage to property and equipment owned by Sea Robin, Trunkline and Trunkline LNG.  As of December 31, 2007, the Company has incurred approximately $35 million of capital expenditures related to the hurricanes, primarily for replacement or abandonment of damaged property and equipment at Sea Robin and construction project delays at the Trunkline LNG terminal.

The Company anticipates reimbursement from its property insurance carriers for a significant portion of damages from the hurricanes in excess of its $5 million deductible.  Such reimbursement is currently estimated by the Company’s property insurance carrier ultimately to be limited to 70 percent of the portion of the claimed damages accepted by the insurance carrier, but the amount is subject to the level of total ultimate claims from all companies relative to the carrier’s $1 billion total limit on payout per event.  As of December 31, 2007, the Company has received payments of $7.6 million from its insurance carriers.  No receivables due from the insurance carriers have been recorded as of December 31, 2007.

In addition, after the 2005 hurricanes, the U.S. MMS mandated inspections by leaseholders and pipeline operators along the hurricane tracks.  The Company has detected exposed pipe and other facilities on Trunkline and Sea Robin that must be re-covered to comply with applicable regulations.  Capital expenditures of approximately $3.7 million have been incurred as of December 31, 2007 to address these issues.  The Company will seek recovery of these expense and capital amounts as part of the hurricane-related claims.

Controlled Group Pension Liabilities.  Southern Union (including certain of its divisions) sponsors a number of defined benefit pension plans for employees.  Under applicable pension and tax laws, upon being acquired by Southern Union Company, the Company became a member of Southern Union Company’s “controlled group” with respect to those plans, and, along with Southern Union Company and any other members of that group, is jointly and severally liable for any failure by Southern Union Company (along with any other persons that may be or become a sponsor of any such plan) to fund any of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated.  In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union Company’s controlled group, including PEPL and each of its subsidiaries.  Based on the latest actuarial information available as of December 31, 2007, the aggregate amount of the projected benefit obligations of these pension plans was approximately $162.8 million

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and the estimated fair value of all of the assets of these plans was approximately $128.3 million.  The Company has not reflected any liabilities for Southern Union Company’s funding shortfall as the Company believes the likelihood of Southern Union not being able to fund their defined benefit pension plans is remote.

14.  Benefits

Postretirement Benefit Plans.  The Company has postretirement health care and life insurance plans (other postretirement plans) that cover substantially all employees.  The health care plans generally provide for cost sharing between the Company and its retirees in the form of retiree contributions, deductibles and coinsurance on the amount the Company pays annually to provide future retiree health care coverage under certain of these plans.

The following tables summarize the impact of adopting Statement No. 158 on the Company’s other postretirement plans reported in the Consolidated Balance Sheet at December 31, 2006:

	Other Postretirement Plans
		SFAS 158
		adoption	Post-SFAS
	Pre-SFAS 158	adjustment	158
	(In thousands)
Postretirement liabilities, noncurrent (included in Post-retirement benefits)	$24,677	$ (20,241)	$ 4,436
Accumulated deferred income taxes	-	4,993	4,993
Accumulated other comprehensive income, net of tax	-	15,248	15,248
Accumulated other comprehensive income, pre-tax	-	20,241	20,241

The adoption of Statement No. 158 had no effect on the Consolidated Statement of Operations for the year ended December 31, 2006, or for any prior period presented and has not negatively impacted any financial covenants.

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and Funded Status.

Postretirement benefit liabilities are accrued on an actuarial basis during the years an employee provides services.  The following tables contain information about the obligations and funded status of the Company’s other postretirement plans:

	Other Postretirement Benefits
	At December 31,
	2007	2006
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$34,390	$39,594
Service cost	1,155	1,323
Interest cost	1,922	1,781
Actuarial gain and other	(539)	(8,340)
Benefits paid, net	(20)	32
Plan amendments	2,509	-
Benefit obligation at end of period	$39,417	$34,390

Change in plan assets:
Fair value of plan assets at beginning of period	$29,954	$20,400
Return on plan assets and other	994	1,707
Employer contributions	7,726	7,815
Benefits paid, net	(20)	32
Fair value of plan assets at end of period	$38,654	$29,954

Funded status:
Funded status	$(763)	$(4,436)

Amounts recognized in the Consolidated Balance Sheet consist of:
Noncurrent liabilities	$(763)	$(4,436)

Amounts recognized in Accumulated other comprehensive income
(pre-tax basis) consist of:
Net actuarial loss (gain)	$(566)	$924
Prior service cost (credit)	(15,170)	(21,165)
	$(15,736)	$(20,241)

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Periodic Benefit Cost.

Net periodic benefit cost includes the components noted in the table below:

	Postretirement Benefits
	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Net Periodic Benefit Cost:
Service cost	$1,155	$1,323	$2,264
Interest cost	1,922	1,781	2,926
Expected return on plan assets	(1,918)	(1,378)	(891)
Prior service credit amortization	(3,487)	(3,643)	(1,077)
Actuarial (gain) loss amortization	(40)	508	231
Transfer of net obligation from affiliate	1,915	-	-
Net periodic benefit cost (credit)	$(453)	$(1,409)	$3,453

The estimated prior service credit for other postretirement plans that will be amortized from Accumulated other comprehensive income into net periodic benefit cost (credit) during 2008 is $3.3 million.

Assumptions.

The weighted-average discount rate used in determining benefit obligations was 6.51 percent, 5.91 percent and 5.50 percent for the years ended December 31, 2007, 2006 and 2005, respectively.

The weighted-average assumptions used in determining net periodic benefit cost are shown in the table below:

	Years Ended December 31,
	2007	2006	2005

Discount rate	6.06%	5.50%	5.75%
Expected return on assets:
Tax exempt accounts	7.00%	7.00%	7.00%
Taxable accounts	5.00%	5.00%	5.00%

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

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumed health care cost trend rates used for measurement purposes are shown in the table below:

	December 31,
	2007	2006

Health care cost trend rate assumed for next year	10.00%	11.00%
Ultimate trend rate	5.20%	4.85%
Year that the rate reaches the ultimate trend rate	2017	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost	$669	$(537)
Effect on accumulated postretirement benefit obligation	6,421	(5,227)

Plan Assets.

The assets of the postretirement health care and life insurance plans are invested in accordance with sound investment practices that emphasize long-term investment fundamentals.  The Investment Committee of Southern Union’s Board of Directors has adopted an investment objective of income and growth for the postretirement plans.  This investment objective: (i) is a risk-averse balanced approach that emphasizes a stable and substantial source of current income and some capital appreciation over the long-term; (ii) implies a willingness to risk some declines in value over the short-term, so long as the postretirement plans are positioned to generate current income and exhibit some capital appreciation; (iii) is expected to earn long-term returns sufficient to keep pace with the rate of inflation over most market cycles (net of spending and investment and administrative expenses), but may lag inflation in some environments; (iv) diversifies the postretirement plans in order to provide opportunities for long-term growth and to reduce the potential for large losses that could occur from holding concentrated positions; and (iv) recognizes that investment results over the long-term may lag those of a typical balanced portfolio since a typical balanced portfolio tends to be more aggressively invested.  Nevertheless, the postretirement plans are expected to earn a long-term return that compares favorably to appropriate market indices.

It is expected that these objectives can be obtained through a well-diversified portfolio structured in a manner consistent with the investment policy.

The Company’s weighted average asset allocation by asset category for the measurement periods presented is as follows:

	December 31,
Asset Category	2007	2006

Equity securities	31%	25%
Debt securities	67%	70%
Other - cash equivalents	2%	5%
Total	100%	100%

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contributions.

The Company expects to contribute approximately $7.6 million to its postretirement plans in 2008 and approximately $7.6 million annually thereafter until modified by rate case proceedings.

Benefit Payments.

The Company’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the five succeeding years and in the aggregate for the five years thereafter is shown in the table below:

	Expected Benefits	Payments
	Before Effect of	Medicare Part D
Years	Medicare Part D	Subsidy Receipts	Net
	(In thousands)

2008	$323	$7	$316
2009	480	9	471
2010	739	17	722
2011	1,136	24	1,112
2012	1,660	30	1,630
2013-2017	16,870	911	15,959

The Medicare Prescription Drug Act was signed into law December 8, 2003.  The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy, which is not taxable, to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.

Defined Contribution Plan.  The Company sponsors a defined contribution savings plan (Savings Plan) that is available to all employees.  The Company contributed 50 percent of the first four percent of the participant’s compensation paid into the Savings Plan through December 31, 2007.  The matching was increased effective January 1, 2008 to 100 percent of the first two percent and 50 percent of the next three percent of the participant’s compensation paid into the Savings Plan.  Company contributions are 100 percent vested after five years of continuous service.  Company contributions to the Savings Plan during the years ended December 31, 2007, 2006 and 2005 were $1.4 million, $1.3 million and $1.2 million, respectively.

The Company provides certain retiree benefits through employer contributions to a qualified defined contribution plan, referred to as Retirement Power Accounts, with the amount generally varying based on age and years of service.  Company contributions to Retirement Power Accounts during the years ended December 31, 2007, 2006 and 2005 were $4.4 million, $4 million and $4 million respectively.

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

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 2, 2006 the stockholders of Southern Union Company adopted the Second Amended and Restated 2003 Plan (Second Amended 2003 Plan), which included the following changes to the Amended 2003 Plan:

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

The Company previously disclosed the fair value of stock options granted and the assumptions used in determining fair value, pursuant to Statement No. 123, Accounting for Stock-Based Compensation.  The Company historically used a Black-Scholes valuation model to determine the fair value of stock options granted.  Stock options (either incentive stock options or non-qualified options) and stock appreciation rights generally vest over a three-, four- or five-year period from the date of grant and expire ten years after the date of grant.  The adoption of Statement No. 123R reduced Operating income, Earnings before income taxes, and Net earnings by $705,000, $705,000 and $568,000, respectively, for the year ended December 31, 2006.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model.  The Company’s expected volatilities are based on historical volatility of Southern Union Company’s stock.  To the extent that volatility of Southern Union Company’s stock price increases in the future, the estimates of the fair value of options granted in the future could increase, thereby increasing share-based compensation expense in future periods.  Additionally, the expected dividend yield is considered for each grant on the date of grant.  The Company’s expected term of options granted was derived from the average midpoint between vesting and the contractual term.  In the future, as information regarding post-vesting termination becomes more accessible, the Company may change the method of deriving the expected term.  This change could impact the fair value of options granted in the future.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the Black-Scholes estimated ranges under the Company’s plans for grants issued in the periods presented:

	Years Ended December 31,
	2007	2006	2005
Expected volatility	30.11%	32.90%	37.04% to 37.36%
Expected dividend yield	2.10%	1.43%	0.00%
Risk-free interest rate	3.70%	4.69%	4.06% to 4.52%
Expected life	6.00 years	6.00 years	6.25 years

A summary of the status of the Company’s outstanding stock options as of December 31, 2005, 2006 and 2007, and changes during the twelve months ended December 31, 2005, 2006 and 2007 is presented below:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Outstanding January 1, 2005	217,770	$16.83
Granted	176,337	22.90
Exercised	(31,425)	16.83
Forfeited	(8,821)	16.83
Outstanding December 31, 2005	353,861	$19.88
Granted (1)	-	-
Exercised	(18,280)	17.37
Forfeited	(9,759)	20.13
Outstanding December 31, 2006	325,822	$20.01
Granted (2)	-	-
Exercised	(46,170)	18.76
Forfeited	(2,995)	17.66
Outstanding December 31, 2007	276,657	$20.25

Exercisable December 31, 2005	29,739	$16.83
Exercisable December 31, 2006	92,120	$19.67
Exercisable December 31, 2007	122,826	$20.32
___________________
(1)
Excludes 37,114 stock appreciation rights (SARs) which vest in equal increments on December 27, 2007 through 2009.  Each SAR entitles the holder to shares of Southern Union Company's common stock equal to the fair market value of Southern Union Company's common stock in excess of $28.07 for each SAR on the applicable vesting date.

(2)
Excludes 108,078 SARS which vest in equal increments on December 17, 2008 through 2010.  Each SAR entitles the holder to shares of Southern Union Company's common stock equal to the fair market value of Southern Union Company's common stock in excess of $28.48 for each SAR on the applicable vesting date.

As of December 31, 2007, there was $2.2 million of total unrecognized compensation cost related to non-vested stock option and SAR compensation arrangements granted under the stock option plans.  That cost is expected to be recognized over a weighted-average contractual period of 2.2 years.  The total fair value of options vested as of December 31, 2007 was $1.2 million.  Compensation expense recognized related to stock options and SARs totaled $826,000 ($645,000, net of tax) for the year ended December 31, 2007 and $705,000 ($568,000, net of tax) for the year ended December 31, 2006.  The aggregate intrinsic value of total options and SARs outstanding and exercisable at December 31, 2007 was $2.7 million and $1.2 million, respectively.

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The intrinsic value of options exercised during the twelve month period ended December 31, 2007 was approximately $445,000.  The Company realized an additional tax benefit of approximately $133,000 for the amount of intrinsic value in excess of compensation cost recognized during the year ended December 31, 2007.

Restricted Stock.  The Second Amended 2003 Plan also provides for grants of restricted stock equity units and restricted stock liability units.  The Company settles restricted stock equity units with shares of common stock, and restricted stock liability units with cash. The restrictions associated with a grant of restricted stock equity units under the Second Amended 2003 Plan generally expire equally over a period of three or four years.  Restrictions on restricted stock liability units expire at the end of the applicable period, which is also the requisite service period.

A summary of the activity of non-vested restricted stock equity awards as of December 31, 2007 is presented below:

	Number of	Weighted-Average
	Restricted Shares	Grant-Date
Nonvested Restricted Stock	Outstanding	Fair-Value

Nonvested restricted shares at January 1, 2005	-	$-
Granted	43,050	24.08
Vested	-	-
Forfeited	-	-
Nonvested restricted shares at December 31, 2005	43,050	$24.08
Granted	-	-
Vested	(11,036)	24.08
Forfeited	(6,872)	24.06
Nonvested restricted shares at December 31, 2006	25,142	$24.08
Granted	-	-
Vested	(8,381)	24.08
Forfeited	-	-
Nonvested restricted shares at December 31, 2007	16,761	$24.08

A summary of the activity of nonvested restricted stock unit liability awards as of December 31, 2007 is presented below:

	Number of	Weighted-Average
	Cash Restricted Units	Grant-Date
Nonvested Cash Restricted Units	Outstanding	Fair-Value

Nonvested restricted shares at December 31, 2005	-	$-
Granted	52,846	28.07
Vested	-	-
Forfeited	-	-
Nonvested restricted shares at December 31, 2006	52,846	$28.07
Granted	74,883	28.48
Vested	(17,611)	28.07
Forfeited	-	-
Nonvested restricted shares at December 31, 2007	110,118	$28.35

As of December 31, 2007, there was $3.5 million of total unrecognized compensation cost related to non-expired, restricted stock equity units and restricted stock liability units compensation arrangements granted under the restricted stock plans.  That cost is expected to be recognized over a weighted-average contractual period of 2.6

        PANHANDLE EASTERN PIPE LINE COMPANY, LP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

years.  The total fair value of restricted stock equity and liability units that vested during the year ended December 31, 2007 was $722,000.  Compensation expense recognized related to restricted stock equity and liability units totaled $752,000 ($472,000, net of tax) for the year ended December 31, 2007, and $236,000 ($144,000, net of tax) for the year ended December 31, 2006.  The Company settled the restricted stock liability unit awards vesting in 2007 with cash payments of $520,000.

16.  Quarterly Financial Information (Unaudited)

The following table provides certain quarterly financial information for the periods presented.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2007	(In thousands)
Operating revenue	$169,030	$161,706	$158,963	$168,747	$658,446
Operating income	84,246	68,769	63,855	71,251	288,121
Net earnings	44,481	35,619	32,660	37,664	150,424

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2006	(In thousands)
Operating revenue	$144,643	$134,109	$143,397	$155,033	$577,182
Operating income	73,721	58,479	66,717	73,955	272,872
Net earnings	39,065	28,057	32,836	37,797	137,755

Report of Independent Registered Public Accounting Firm

To Southern Union Company and the Board of Managers of
Panhandle Eastern Pipe Line Company, LP:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of partners' capital and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Panhandle Eastern Pipe Line Company, LP and subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with the accounting principles generally accepted in the United States of America.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 14 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of FASB Statement No. 158 "Employers' Accounting for Defined Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132", as of December 31, 2006.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 29, 2008