Form 10-Q
period 2008-03-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2008-05-09
CIK 76063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
_______________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2008

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
Yes   ✓     No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer          Accelerated filer ___   Non-accelerated filer  ✓  Smaller reporting company ___

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
FORM 10-Q
March 31, 2008

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Operating revenue
Transportation and storage of natural gas	$153,382	$133,705
LNG terminalling revenue	30,890	32,902
Other revenue	2,779	2,423
Total operating revenue	187,051	169,030

Operating expenses
Operation, maintenance and general	60,692	56,280
Depreciation and amortization	25,061	20,709
Taxes, other than on income	8,649	7,795
Total operating expenses	94,402	84,784

Operating income	92,649	84,246

Other income (expense)
Interest expense, net	(21,065)	(22,026)
Other, net	7,511	11,057
Total other income (expense)	(13,554)	(10,969)

Earnings before income taxes	79,095	73,277

Income taxes	30,856	28,796

Net earnings	$48,239	$44,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2008	December 31, 2007
Assets	(In thousands)

Current assets
Cash and cash equivalents	$308	$320
Accounts receivable, billed and unbilled, less allowances of
$1,163 and $1,163 respectively	83,131	68,219
Accounts receivable - related parties (Note 4)	5,492	12,067
Gas imbalances - receivable	227,304	104,124
System gas and operating supplies (Note 3)	151,944	180,801
Deferred income taxes, net	6,071	320
Note receivable - CrossCountry Citrus	19,638	9,831
Other	23,703	19,545
Total current assets	517,591	395,227

Property, plant and equipment
Plant in service	3,002,262	2,830,068
Construction work-in-progress	354,589	355,695
	3,356,851	3,185,763
Less accumulated depreciation and amortization	311,326	290,465
Net property, plant and equipment	3,045,525	2,895,298

Investment in unconsolidated subsidiary	1,831	1,757

Note receivable - Southern Union	111,355	221,655
Note receivable - CrossCountry Citrus	392,582	402,389
Non-current system gas (Note 3)	10,001	18,947
Other	18,088	14,929

Total assets	$4,096,973	$3,950,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2008	December 31, 2007
	(In thousands)
Partners' Capital
Partners' capital	$1,240,386	$1,192,147
Accumulated other comprehensive income (loss)	(24,261)	1,636
Tax sharing note receivable - Southern Union	(11,820)	(12,704)
Total partners' capital	1,204,305	1,181,079

Long-term debt (Note 5)	1,570,493	1,581,061
Total capitalization	2,774,798	2,762,140

Current liabilities
Current portion of long-term debt (Note 5)	319,552	309,680
Accounts payable	9,183	21,114
Accounts payable - related parties (Note 4)	88,611	56,706
Gas imbalances - payable	369,185	271,450
Accrued taxes	18,864	14,501
Accrued interest	16,238	20,304
Capital accruals	75,473	97,662
Other	59,739	54,043
Total current liabilities	956,845	845,460

Deferred income taxes, net	253,287	256,448
Other	112,043	86,154

Commitments and contingencies (Note 8)

Total partners' capital and liabilities	$4,096,973	$3,950,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash flows provided by (used in) operating activities:
Net earnings	$48,239	$44,481
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,061	20,709
Deferred income taxes	6,846	5,319
Other	349	(109)
Changes in operating assets and liabilities	3,748	21,531
Net cash flows provided by operating activities	84,243	91,931

Cash flows provided by (used in) investing activities:
Net decrease (increase) in note receivable - Southern Union	110,300	(19,550)
Net increase in income taxes payable - related parties	23,126	-
Decrease in note receivable - CrossCountry Citrus	-	6,664
Additions to property, plant and equipment	(204,355)	(53,527)
Other	(2,760)	(599)
Net cash flows used in investing activities	(73,689)	(67,012)

Cash flows provided by (used in) financing activities:
Decrease in book overdraft	(10,566)	(17,209)
Issuance of long-term debt	-	455,000
Repayment of debt	-	(462,289)
Issuance costs of debt	-	(525)
Net cash flows used in financing activities	(10,566)	(25,023)

Change in cash and cash equivalents	(12)	(104)

Cash and cash equivalents at beginning of period	320	531
Cash and cash equivalents at end of period	$308	$427

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

	Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Tax Sharing Note Receivable-Southern Union	Total
	(In thousands)

Balance December 31, 2007	$1,192,147	$1,636	$(12,704)	$1,181,079

Tax sharing receivable - Southern Union	-	-	884	884

Comprehensive loss:
Net earnings	48,239	-	-	48,239
Net change in other comprehensive loss (Note 6)		(25,897)		(25,897)
Comprehensive income				22,342

Balance March 31, 2008	$1,240,386	$(24,261)	$(11,820)	$1,204,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying unaudited interim condensed consolidated financial statements of Panhandle Eastern Pipe Line Company, LP, a Delaware limited partnership (PEPL), and its subsidiaries (collectively, Panhandle, or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q.  These statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (GAAP), and should be read in conjunction with Panhandle’s financial statements and notes thereto for the year ended December 31, 2007, which are included in Panhandle’s Form 10-K filed with the SEC.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Due to the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.

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

The Company’s pipeline assets include approximately 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region.  The pipelines have a combined peak day delivery capacity of 5.5 billion cubic feet per day (Bcf/d) and approximately 74.4 billion cubic feet (Bcf) of owned underground storage capacity.  Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America, based on current send out capacity, and has 9.0 Bcf of above ground LNG storage capacity.

Southern Union Panhandle, LLC, a direct wholly-owned subsidiary of Southern Union Company, serves as the general partner of PEPL and owns a one percent general partnership interest in PEPL.  Southern Union Company owns a ninety-nine percent limited partnership interest in PEPL.

2.  New Accounting Principles

Accounting Principles Recently Adopted.

FASB Statement No. 157, “Fair Value Measurements” (Statement No. 157):  Issued by the FASB in September 2006, this Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within GAAP.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2, “Effective Date of FASB Statement No. 157”), which delays the effective date of

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

this Statement for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company’s major categories of non-financial assets and non-financial liabilities that are recognized or disclosed at fair value for which, in accordance with FSP FAS 157-2, the Company has not applied the provisions of Statement No. 157 as of January 1, 2008 are i) fair value calculations associated with annual or periodic impairment tests and ii) asset retirement obligations measured at fair value upon initial recognition or upon certain remeasurement events under FASB Statement No. 143, “Accounting for Asset Retirement Obligations”.  The partial adoption on January 1, 2008 of this Statement for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.  See Note 9 – Fair Value Measurement for more information.

FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”:  Issued by the FASB in February 2007, this Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  The Statement is effective for fiscal years beginning after November 15, 2007.  At January 1, 2008, the Company did not elect the fair value option under the Statement and, therefore, there was no impact on the Company’s consolidated financial statements.

Staff Accounting Bulletin No. 110 (SAB 110):  Issued by the SEC in December 2007, SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement No. 123R, “Accounting for Stock-Based Compensation”.  The SEC staff indicated in SAB No. 107 that it would accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term, for options granted prior to December 31, 2007.  In SAB 110, the SEC staff states that it will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  Pursuant to the guidance provided in SAB 110, the Company has elected to continue utilizing the simplified method in developing the estimate of the expected term for its share options.

Accounting Principles Not Yet Adopted.

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

FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  Issued by the FASB in March 2008, this Statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Statement is effective for fiscal years beginning after

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

November 15, 2008, with early adoption permitted.  The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

3.  System Gas and Operating Supplies

System gas and operating supplies consist of gas held for operations and materials and supplies, both of which are carried at the lower of weighted average cost or market, while gas received from or owed back to customers is valued at market.  The gas held for operations that the Company does not expect to consume in its operations in the next twelve months is reflected in non-current assets.  Gas held for operations at March 31, 2008 was $148.7 million, or 15,743,000 million British thermal units (MMBtu), of which $10 million was classified as non-current.  Gas held for operations at December 31, 2007 was $187 million, or 26,001,000 MMBtu, of which $19 million was classified as non-current.   Materials and supplies include spare parts which are critical to the pipeline system operations and were $13.3 million and $12.8 million at March 31, 2008 and December 31, 2007, respectively.

4.  Related Party Transactions

PEPL receives transportation revenues from Missouri Gas Energy, a Southern Union division, which account for less than one percent of annual consolidated revenues.  The following table provides a summary of related party transactions for the periods presented.

	Three Months Ended
	March 31,
Related Party Transactions	2008	2007
	(In thousands)

Transportation and storage of natural gas	$1,356	$1,393
Operation and maintenance:
Management and royalty fees	4,719	4,225
Other expenses	5,393	7,912
Other income, net	7,024	10,488

Pursuant to a demand note with Southern Union Company under a cash management program, as of March 31, 2008, the Company has loaned excess cash, net of repayments, totaling $111.4 million to Southern Union since Southern Union acquired the Company.  Net receipts of $110.3 million were recorded during the three-month period ended March 31, 2008.  The Company is credited with interest on the note at a one month LIBOR rate.  Included in Other, net in the accompanying Condensed Consolidated Statement of Operations is interest income of $1.3 million for the three-month period ended March 31, 2008, with $1.9 million for the three-month period ended March 31, 2007, related to interest on the Note receivable – Southern Union.  Due to uncertainties regarding the timing of the Company’s cash flows, including financings, capital expenditures and operating cash flows, the Company reports the Note receivable – Southern Union as a non-current asset.  The Company does have access to the funds via the demand note and does expect repayment to ultimately occur to fund capital expenditures.

On December 1, 2006, LNG Holdings, as borrower, and PEPL and CrossCountry Citrus, as guarantors, entered into a $465 million unsecured term loan facility due April 4, 2008 (2006 Term Loan), which was later amended and restated to extend the maturity to June 29, 2012.  On December 1, 2006, LNG Holdings loaned the proceeds of the 2006 Term Loan to CrossCountry Citrus in exchange for an interest-bearing promissory note with a principal amount of $465 million, the amount of the 2006 Term Loan.  The promissory note was amended and restated to extend the maturity when the 2006 Term Loan was amended and restated.  Accrued interest under the promissory note is payable quarterly.  The interest rate under the promissory note is based on the interest rate under the amended and restated term loan facility, which at March 31, 2008 was a floating rate at 3.25 percent, plus a credit spread over LIBOR of 112.5 basis points.  Included in Other, net in the accompanying Condensed Consolidated Statement of Operations is interest income of $5.6 million and $8.4 million for the three-month

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

periods ended March 31, 2008 and 2007, respectively, related to interest on the Note receivable – CrossCountry Citrus.

Southern Union structured the acquisition of PEPL in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986.  For tax purposes, the Company’s assets that were part of the exchange were recorded at the tax basis of the Southern Union Company assets for which they were exchanged.  The resulting transaction generated an estimated deferred tax liability at the acquisition date and a corresponding receivable from Southern Union reflected as a reduction to Partners’ Capital on the Company’s Condensed Consolidated Balance Sheet.  Repayment of the receivable from Southern Union is limited to actual tax liabilities otherwise payable by the Company pursuant to the tax sharing agreement with Southern Union Company.  For the three months ended March 31, 2008 the Company recorded $884,000 of income tax liability settlements against the tax sharing note receivable.

The following table provides a summary of the accounts receivable and payable related party balances included in the Condensed Consolidated Balance Sheet at the dates indicated.

	Three Months Ended March 31,	Year Ended December 31,
Related Party	2008	2007
Accounts receivable - related parties:	(In thousands)
Southern Union (1)	$299	$1,174
Other (2)	5,193	10,893
	5,492	12,067
Accounts payable - related parties:
Southern Union - income taxes (3)	$64,546	$41,420
Southern Union - other (4)	23,826	14,945
Other (5)	239	341
	$88,611	$56,706

______________________________
(1)	Primarily related to expenditures made on behalf of Southern Union and interest associated with the Note receivable – Southern Union.
(2)	Primarily related to interest from CrossCountry Citrus.
(3)	Related to income taxes payable to Southern Union per the tax sharing agreement, which was amended in September 2007, to provide for taxes to be remitted upon the filing of the tax return.
(4)	Primarily related to payroll funding provided by Southern Union.
(5)	Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of the Company.

5.  Debt

The flowing table sets forth the debt obligations of the Company at the dates indicated:

Long-term Debt Obligations	March 31, 2008	December 31, 2007
	(In thousands)

4.80% Senior Notes due 2008	$300,000	$300,000
6.05% Senior Notes due 2013	250,000	250,000
6.20% Senior Notes due 2017	300,000	300,000
6.50% Senior Notes due 2009	60,623	60,623
8.25% Senior Notes due 2010	40,500	40,500
7.00% Senior Notes due 2029	66,305	66,305
Term Loans due 2012	867,220	867,220
Net premiums on long-term debt	5,397	6,093
Total debt outstanding	1,890,045	1,890,741
Current portion of long-term debt	(319,552)	(309,680)
Total long-term debt	$1,570,493	$1,581,061

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Retirement of Debt Obligations

The Company plans to refinance its $300 million of debt maturing in August 2008 with new capital market debt or bank financings.  Alternatively, should the Company not be successful in its refinancing efforts, the Company may choose to retire such debt upon maturity by utilizing some combination of cash flows from operations, draw downs under the demand note with Southern Union Company, and altering the timing of controllable expenditures, among other things.  The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets, current economic and capital market conditions and market expectations regarding the Company’s future earnings and cash flows, that it will be able to refinance and/or retire these obligations under acceptable terms prior to their maturity.  There can be no assurance, however, that the Company will be able to achieve acceptable refinancing terms in any negotiation of new capital market debt or bank financings.  Moreover, there can be no assurance the Company will be successful in its implementation of these refinancing and/or retirement plans and the Company’s inability to do so would cause a material adverse effect on the Company’s financial condition and liquidity.

6.  Comprehensive Income

The table below provides an overview of comprehensive income for the periods indicated.

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Net earnings	$48,239	$44,481
Reclassification of realized (gain) loss on interest rate hedges
into earnings, net of tax of $184 and $(155), respectively	277	(229)
Reduction of prior service credit relating to other postretirement
benefits, net of tax of $(3,231) and $0, respectively	(6,603)	-
Change in fair value of interest rate hedges, net of tax of
$(12,466) and $0, respectively	(19,130)	-
Reclassification of actuarial gain and prior service credit
relating to other postretirement benefits into earnings, net of tax
of $(245) and $(222), respectively	(441)	(678)
Total other comprehensive income (loss)	(25,897)	(907)

Total comprehensive income	$22,342	$43,574

See Note 7 – Postretirement Benefits for a discussion related to an amendment of the Company’s postretirement benefit plan in March 2008, which resulted in a $6.6 million net of tax reduction in the prior service credit included in Accumulated other comprehensive income.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.  Postretirement Benefits

Net periodic benefit cost for the three-month periods ended March 31, 2008 and 2007 includes the components noted in the table below.

	Postretirement Benefits
	Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Service cost	$400	$336
Interest cost	700	511
Expected return on plan assets	(575)	(483)
Prior service credit amortization	(675)	(900)
Net periodic benefit cost (credit)	$(150)	$(536)

In March 2008, a postretirement benefit plan change was approved for retirements beginning April 1, 2008.  The change resulted in a pre-tax postretirement benefit obligation increase of approximately $9.8 million.

8.  Commitments and Contingencies

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

Jack Grynberg, an individual, filed actions for damages against a number of companies, including the Company, now transferred to the U.S. District Court for the District of Wyoming, alleging mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  On October 20, 2006, the District Judge adopted in part the earlier recommendation of the Special Master in the case and ordered the dismissal of the case against the Company.  Grynberg is appealing that action to the Tenth Circuit Court of Appeals.  Grynberg’s opening brief was filed on July 31, 2007.  Respondents filed their brief rebutting Grynberg’s arguments on November 21, 2007.  A hearing is set for September 2008.  A similar action, known as the Will Price litigation, also has been filed against a number of companies, including the Company, in U.S. District Court for the District of Kansas.  The Company is currently awaiting the decision of the trial judge on the defendants’ motion to dismiss the Will Price action.  The Company believes that its measurement practices conformed to the terms of its FERC gas tariff, which was filed with and approved by FERC.  As a result, the Company believes that it has meritorious defenses to these lawsuits (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that the Company complied with the terms of its tariff) and will continue to vigorously defend against them, including any appeal from the dismissal of the Grynberg case.  The Company does not believe the outcome of these cases will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Environmental Remediation.  The Company is responsible for environmental remediation at certain sites on its gas transmission systems for contamination resulting from the past use of lubricants containing polychlorinated biphenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas.  The Company has developed and is implementing a program to remediate such contamination.  Remediation and decontamination has been completed at each of the 35 compressor station sites where auxiliary buildings that house the air compressor equipment were impacted by the past use of lubricants containing PCBs.  At some locations, PCBs have been identified in paint that was applied many years ago.  A program has been implemented to remove and dispose of PCB impacted paint during painting activities.  At one location on the Trunkline system, PCBs were discovered on the painted surfaces of equipment in a building that is outside of the scope of the compressed air system program and the existing PCB impacted paint program.  The estimated cost to remediate the painted surfaces at this location is approximately $300,000.  An initial assessment program was undertaken at seven locations to determine whether this condition exists at any of the other 78 similar buildings on the PEPL, Trunkline and Southwest Gas systems.  As of March 31, 2008, a total of 37 locations have been preliminarily assessed, indicating PCBs at regulated levels in a small number of samples at a total of 13 locations.  Until the complete results of the assessment program are available and the analysis is completed, the costs associated with remediation of the painted surfaces cannot be reasonably estimated.

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

PEPL and Trunkline, together with other non-affiliated parties, were identified as potentially liable for conditions at three former waste oil disposal sites in Illinois – the Pierce Oil Springfield site, the Dunavan Waste Oil site and the McCook site (collectively, the Pierce Waste Oil Sites).  PEPL and Trunkline received notices of potential liability from the United States Environmental Protection Agency (U.S. EPA) for the Dunavan site by letters dated September 30, 2005.  Although no formal notice has been received for the Pierce Oil Springfield site, special notice letters are anticipated and the process of listing the site on the National Priority List has begun.  No formal notice has been received for the McCook site.  The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

On June 16, 2005, PEPL experienced a release of liquid hydrocarbons near Pleasant Hill, Illinois.  The U.S. EPA took the lead role in overseeing the subsequent cleanup activities, which have been completed.  PEPL has resolved claims of affected boat owners and the marina operator.  PEPL received a violation notice from the Illinois Environmental Protection Agency (IEPA) alleging that PEPL was in apparent violation of several sections of the Illinois Environmental Protection Act by allowing the release.  The violation notice did not propose a penalty.  Responses to the violation notice were submitted and the responses were discussed with the agency.  In December 2005, the IEPA notified PEPL that the matter might be considered for referral to the Office of the Attorney General, the State’s Attorney or the U.S. EPA for formal enforcement action and the imposition of penalties.  There has been no contact from the IEPA on this matter since the Company submitted responses in January 2007 to an IEPA information request.  The Company believes the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below reflects the amount of accrued liabilities recorded in the Condensed Consolidated Balance Sheet at March 31, 2008 and December 31, 2007 to cover probable environmental response actions:

	March 31,	December 31,
	2008	2007
	(In thousands)

Current	$996	$996
Noncurrent	6,673	6,901
Total Environmental Liabilities	$7,669	$7,897

Air Quality Control.  In early April 2007, the IEPA proposed a rule to the Illinois Pollution Control Board (IPCB) for adoption to control NOx emissions from reciprocating engines and turbines, including a provision applying the rule beyond issues addressed by federal provisions, pursuant to a blanket statewide application. After objections were filed with the IPCB, the IEPA filed an amended proposal withdrawing the statewide applicability provisions of the proposed rule and applying the rule requirements to non-attainment areas. The amended proposal was approved on January 10, 2008.  No controls on PEPL and Trunkline stations are required under the most recent proposal. However, the IEPA indicated in earlier industry discussions that it was reserving the right to make future proposals for statewide controls.  In the event the IEPA proposes a statewide rule again, preliminary estimates indicate the cost of compliance would require minimum capital expenditures of approximately $45 million for emission controls.

Spill Prevention, Control and Countermeasure Rules (SPCC).  In May 2007, the U.S. EPA extended the SPCC rule compliance dates until July 1, 2009, permitting owners and operators of facilities to prepare or amend and implement SPCC Plans in accordance with previously enacted modifications to the regulations.  In October 2007, the U.S. EPA proposed amendments to the SPCC rules with the stated intention of providing greater clarity, tailoring requirements, and streamlining requirements.  The Company is currently reviewing the impact of the modified regulations on its operations and may incur costs for tank integrity testing, alarms and other associated corrective actions as well as potential upgrades to containment structures.  Costs associated with such activities cannot be estimated with certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Commitments and Contingencies.

Hurricane Damage.  Late in the third quarter of 2005, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast.  These hurricanes caused damage to property and equipment owned by Sea Robin, Trunkline and Trunkline LNG.  As of March 31, 2008, the Company has incurred approximately $35 million of capital expenditures related to the hurricanes, primarily for replacement or abandonment of damaged property and equipment at Sea Robin and construction project delays at the Trunkline LNG terminal.

The Company anticipates reimbursement from its property insurance carriers for a significant portion of damages from the hurricanes in excess of its $5 million deductible.  Such reimbursement is currently estimated by the Company’s property insurance carrier ultimately to be limited to 63 percent of the portion of the claimed damages accepted by the insurance carrier, but the amount is subject to the level of total ultimate claims from all companies relative to the carrier’s $1 billion total limit on payout per event that was in effect during 2005.  The Company’s property insurance carrier’s $1 billion total limit on payout per event was reduced for subsequent years to $750 million.  As of March 31, 2008, the Company has received payments of $7.6 million from its insurance carriers.  No receivables due from the insurance carriers have been recorded as of March 31, 2008.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Controlled Group Pension Liabilities.  Southern Union (including certain of its divisions) sponsors a number of defined benefit pension plans for employees.  Under applicable pension and tax laws, upon being acquired by Southern Union, the Company became a member of Southern Union’s “controlled group” with respect to those plans and, along with Southern Union and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated.  In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union’s controlled group, including the Company and each of its subsidiaries.  Based on the latest actuarial information available as of December 31, 2007, the aggregate amount of the projected benefit obligations of these pension plans was approximately $162.8 million and the estimated fair value of all of the assets of these plans was approximately $128.3 million.

9. Fair Value Measurement

Adoption of Statement No. 157

Effective January 1, 2008, the Company partially adopted Statement No. 157 (see Note 2 – New Accounting Principles) which provides a framework for measuring fair value.  As defined in Statement No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to any applicable valuation techniques.  These inputs can be readily observable, market corroborated, or generally unobservable.  The Company endeavors to utilize the best available information, including valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Statement No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•
Level 2 – Observable inputs such as: (i) quoted prices for similar assets or liabilities in active markets; (ii) quoted prices for identical or similar assets or liabilities in markets that are not active; or (iii) valuations based on pricing models where significant inputs (e.g., interest rates, yield curves, etc.) are observable for the assets or liabilities, are derived principally from observable market data, or can be corroborated by observable market data;

•
Level 3 – Unobservable inputs, including valuations based on pricing models where significant inputs are not observable and not corroborated by market data.  Unobservable inputs are used to the extent that observable inputs are not available and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the assets or liabilities.  Unobservable inputs are based on the best information available in the circumstances, which might include the Company’s own data.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

The following table is a summary of the Company’s financial liabilities that are measured at fair value on a recurring basis in accordance with Statement No. 157.  At March 31, 2008, the Company had no financial assets measured at fair value on a recurring basis in accordance with Statement No. 157.

	Fair Value	Fair Value Measurements at March 31, 2008
	as of	Using Fair Value Hierarchy
	March 31, 2008	Level 1	Level 2	Level 3
Liabilities:
Interest-rate derivatives	46,623	-	13,053	33,570
Total	$46,623	$-	$13,053	$33,570

The Company’s Level 3 instruments include interest-rate swap derivatives for which the Company does not have sufficient corroborative market evidence to support classifying the related liability as Level 2, due to the limited market data available in the form of binding broker quotes or quoted prices for similar liabilities in various markets.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The financial liabilities that the Company has currently categorized in Level 3 may later be reclassified to the Level 2 category when the Company is able to obtain additional observable market data to corroborate non-binding broker quotes used to measure the fair value of these liabilities.  The Company’s Level 2 instruments include interest rate lock derivatives that are valued based on non-binding broker quotes which have been corroborated with observable market data.

The following table is a summary of the Company’s financial liabilities that are measured at fair value on a recurring basis in accordance with Statement No. 157 using significant unobservable inputs (Level 3).

Fair Value Measurements At March 31, 2008 Using Significant Unobservable Inputs (Level 3)
Liabilities
Interest-rate
Derivatives
(In thousands)

Beginning balance	$17,121
Total gains or losses (realized and unrealized):
Included in operating revenues	-
Included in other comprehensive income	16,449
Purchases and settlements, net	-
Ending balance	$33,570

10.  Taxes on Income

The company’s estimated annual consolidated federal and state effective income tax rate (EITR) for each of the three-month periods ended March 31, 2008 and 2007 was 39 percent.

The Company is no longer subject to U.S. federal, state or local examinations for the tax year ended June 30, 2004 and prior years.  The Company’s parent, Southern Union Company, settled the IRS examination of the year ended June 30, 2003 in November 2006.  Generally, the state impact of the federal change remains subject to state and local examination for a period of up to one year after formal notification to the state and local jurisdictions.  In 2007, Southern Union Company filed all required state amended returns as a result of the federal change.  Therefore, the state and local statutes will expire with respect to the tax year ended June 30, 2003 in 2008.

11. Regulatory Matters

The Company has commenced construction of an enhancement at its Trunkline LNG terminal.  This infrastructure enhancement project, which was originally expected to cost approximately $250 million, plus capitalized interest, will increase send out flexibility at the terminal and lower fuel costs.  Recent cost projections indicate the construction costs will likely be approximately $365 million, plus capitalized interest.  The revised costs reflect increases in the quantities and cost of materials required, higher contract labor costs and an allowance for additional contingency funds, if needed.  The negotiated rate with the project’s customer, BG LNG Services, will be adjusted based on final capital costs pursuant to a contract-based formula.  The project is currently expected to be in operation in the second quarter of 2009.  In addition, Trunkline LNG and BG LNG Services agreed to extend the existing terminal and pipeline services agreements to coincide with the infrastructure enhancement project contract, which runs 20 years from the in-service date.  Approximately $230.7 million and $178.3 million of costs are included in the line item Construction work-in-progress at March 31, 2008 and December 31, 2007, respectively.

Sea Robin filed a rate case with FERC in June 2007, requesting an increase in its maximum rates.  Several parties have submitted protests to the rate increase filing with FERC.  On July 30, 2007, FERC suspended the effectiveness of the filed rate increase until January 1, 2008.  The filed rates were put into effect January 1, 2008,

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 subject to refund.  On February 14, 2008, at the request of the participants in the proceeding, the Chief Administrative Law Judge suspended the procedural schedule to facilitate the filing of a settlement.  On April 29, 2008, Sea Robin submitted to FERC an Offer of Settlement that would resolve all issues in the proceeding.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying unaudited interim condensed consolidated financial statements and notes to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations.  The following section includes an overview of the Company’s business as well as recent developments that the Company believes are important in understanding its results of operations and to anticipate future trends in those operations.  Subsequent sections include an analysis of the Company’s results of operations on a consolidated basis and information relating to the Company’s liquidity and capital resources and other matters.  The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q.

Overview

The Company is primarily engaged in the interstate transportation and storage of natural gas and also provides LNG terminalling and regasification services, with rates and services regulated by FERC.  The Company’s entities include PEPL, Trunkline, Sea Robin, Trunkline LNG and Southwest Gas Storage.  Collectively, the pipeline assets include approximately 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region.  The pipelines have a combined peak day delivery capacity of 5.5 Bcf/d and approximately 74.4 Bcf of owned underground storage capacity.  Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America, based on current send out capacity, and has 9.0 Bcf of above ground LNG storage capacity.

The Company earns the majority of its revenue by entering into firm transportation and storage contracts, providing capacity for customers to transport or store natural gas in its facilities.  The Company provides firm transportation services under contract to local distribution company customers and their affiliates, gas marketers, producers, other pipelines, electric power generators and a variety of end-users.  In addition, the Company’s pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis.  Demand for gas transmission on the Company’s pipeline systems is seasonal, with the highest throughput and a higher portion of annual total operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters.  Average reservation revenue rates realized by the Company are dependent on certain factors, including but not limited to rate regulation, customer demand for reserved capacity, capacity sold levels for a given period and, in some cases, utilization of capacity.  Commodity revenues are also dependent upon a number of variable factors including weather, storage levels, and customer demand for firm interruptible and parking services.  The majority of Panhandle’s revenues are related to firm capacity reservation charges.  For the three-month periods ended March 31, 2008 and 2007, the Company’s combined throughput was 401 trillion British thermal units (TBtu) and 371 TBtu, respectively.  For the years 2007, 2006 and 2005, the Company’s combined throughput, including supply area and market area deliveries, was 1,454 TBtu, 1,180 TBtu and 1,214 TBtu, respectively.

The Company’s regulated transportation and storage businesses periodically file (or may be required to file) for changes in their rates, which are subject to approval by FERC.  Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to negatively impact the Company’s results of operations and financial condition.

Results of Operations

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Operating revenue:
Transportation and storage of natural gas	$153,382	$133,705
LNG terminalling revenue	30,890	32,902
Other revenue	2,779	2,423
Total operating revenue	187,051	169,030

Operating expenses:
Operation, maintenance and general	60,692	56,280
Depreciation and amortization	25,061	20,709
Taxes, other than on income	8,649	7,795
Total operating expenses	94,402	84,784
Operating income	92,649	84,246

Other income (expense):
Interest expense, net	(21,065)	(22,026)
Other, net	7,511	11,057
Total other expense, net	(13,554)	(10,969)

Earnings before income taxes	79,095	73,277

Income taxes	30,856	28,796

Net earnings	$48,239	$44,481

Operating Revenue.  For the three-month period ended March 31, 2008, operating revenue increased $18 million versus the same time period in 2007 as the result of:
•	Increased transportation and storage revenue of $19.7 million attributable to:
•
Higher transportation reservation revenues of $11.8 million primarily due to the phased completion of the Trunkline Field Zone Expansion project during the period December 2007 to February 2008, reduced discounting resulting in higher average rates realized on contracts driven by higher customer demand and utilization of contract capacity, and approximately $1.2 million of additional revenue attributable to the extra day in the 2008 leap year;

•	Higher other commodity revenues of $4.2 million primarily due to a rate increase on Sea Robin and higher utilization on Sea Robin, net of refund provisions;
•	Higher storage revenues of $2.1 million due to increased contracted capacity;
•	Higher parking revenues of $1.6 million resulting from customer demand for parking services and market conditions; and
•	A $2 million decrease in LNG terminalling revenue due to lower volumes from decreased LNG cargoes during 2008.

Operating Expenses.  Operating expenses for the three-month period ended March 31, 2008 increased $9.6 million versus the same period in 2007 as the result of:
•	An increase in operation, maintenance and general expenses of $4.4 million primarily attributable to:
•	A $3.7 million increase in contract storage costs resulting from an increase in leased capacity;
•	A $2 million increase in insurance due to higher premiums;
•	A $900,000 increase in benefits primarily due to higher medical costs and defined contribution savings plan contributions;
•	A $500,000 increase in royalty/service fees charged by Southern Union due to higher revenues;
•	A $2.3 million decrease in LNG power costs resulting from decreased cargoes during 2008; and

•	A $1.2 million decrease in fuel tracker costs primarily due to a net over-recovery in 2008;
•
Increased depreciation and amortization expense of $4.4 million due to a $536.5 million increase in property, plant and equipment placed in service after March 31, 2007.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, including the compression modernization construction project and other capital expenditures; and

•
Higher taxes other than on income of $900,000 primarily due to higher property taxes attributable to higher qualifying operating income in the 2008 period versus the 2007 period upon which certain property tax assessments are based.

Other Expense, Net.  Other expense, net for the three-month period ended March 31, 2008 increased $2.6 million versus the same period in 2007.  Interest expense decreased $1 million primarily due to the higher level of interest costs capitalized attributable to higher capital expenditures and lower LIBOR rates in the 2008 period, partially offset by the impact of higher outstanding debt balances resulting from the $300 million 6.20% Senior Notes issued in October 2007.  Other, net decreased $3.5 million primarily due to lower related party interest income caused by lower related party note receivable balances in the 2008 period versus the 2007 period.

Income Taxes.  The Company’s EITR was 39 percent for each of the three-month periods ended March 31, 2008 and 2007.  Income taxes during the three-month period ended March 31, 2008, versus the same period in 2007, increased $2.1 million due to higher pretax income.

OTHER MATTERS

Contingencies

See PART I, ITEM 1.  Financial Statements (Unaudited), Note 8 – Commitments and Contingencies in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards

See Part I, Item 1. Financial Statements (Unaudited), Note 2 – New Accounting Principles, in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The $439.3 million working capital deficit at March 31, 2008 is expected to be funded by cash flows from operations and refinancings.  Based on the Company’s current level of operations, management believes that cash flow from operations, available existing cash, and other sources, including liquid working capital and new borrowings, will be adequate to meet liquidity needs for the next several years, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations.

2008 Capital Expenditure Funding Sources.  The Company intends to cover its 2008 cash requirements, resulting from planned capital expenditures, from various sources including cash flows from operations, repayments of intercompany loans made to Southern Union, loans or advances from other affiliates, or other borrowings, although no assurances can be given as to the sufficiency of cash flows, the availability of funds from Southern Union or other affiliates, or the ability to obtain financing.

Debt Refinancing.   The Company plans to refinance its $300 million of debt maturing in August 2008 with new capital market debt or bank financings.  Alternatively, should the Company not be successful in its refinancing efforts, the Company may choose to retire such debt upon maturity by utilizing some combination of cash flows from operations, draw downs under the demand note with Southern Union Company, and altering the timing of controllable expenditures, among other things.  The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets, current economic and capital market conditions and market expectations regarding the Company’s future earnings and cash flows, that it will be able to refinance and/or retire these obligations under acceptable terms prior to their maturity.  There can be no assurance, however, that the Company will be able to achieve acceptable refinancing terms in any negotiation of new capital market debt or bank financings.  Moreover, there can be no assurance the Company will be successful in its implementation of these refinancing and/or retirement plans and the Company’s inability to do so would cause a material adverse effect on the Company’s financial condition and liquidity.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Operating Officer (COO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Panhandle’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Controls

Management’s assessment of internal control over financial reporting as of December 31, 2007 was included in Panhandle’s Form 10-K filed on February 29, 2008.

There have been no changes in internal control over financial reporting that occurred during the first three months of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company undertakes no obligation publicly to update forward-looking statements, whether as a result of new information, future events or otherwise. Readers are advised, however, to consult any further disclosures the Company makes on related subjects in its Form 10-K, 10-Q and 8-K reports to the SEC.  Also note that the Company provides the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its businesses.  These are factors that, individually or in the aggregate, management believes could cause the Company’s actual results to differ materially from expected and historical results.  The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  Readers should understand that it is not possible to predict or identify all such factors. Consequently, readers should not consider the following to be a complete discussion of all potential risks or uncertainties.

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

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company and certain of its affiliates are occasionally parties to lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing.  The Company and its affiliates are also subject to various federal, state and local laws and regulations relating to the environment.  Several of these companies have been named parties to various actions involving environmental issues.  Based on our present knowledge and subject to future legal and factual developments, the Company’s management believes that it is unlikely that these actions, individually or in the aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows.  For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other legal matters, reference is made to ITEM 1. Financial Statements (Unaudited), Note 8 – Commitments and Contingencies, as well as to ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I. Financial Information.

ITEM 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on February 29, 2008.

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

10(c)
Amended and Restated Promissory Note made by CrossCountry Citrus, LLC, as borrower, in favor of Trunkline LNG Holdings LLC, as holder, dated as of June 29, 2007.  (Filed as Exhibit 10(c) to Panhandle’s Annual Report on Form 10-K filed on February 29, 2008 and incorporated herein by reference)

12	Ratio of Earnings to Fixed Charges

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: May 9, 2008	By: /s/ ROBERT O. BOND
Robert O. Bond President and Chief Operating Officer (authorized officer) /s/ GARY W. LEFELAR Gary W. Lefelar Senior Vice President and Chief Accounting Officer (principal accounting officer)