Form 10-Q
period 2008-06-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2008-08-07
CIK 76063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
_______________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2008

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
FORM 10-Q
June 30, 2008

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Operating revenue
Transportation and storage of natural gas	$134,722	$120,707
LNG terminalling revenue	30,891	37,219
Other revenue	2,720	3,780
Total operating revenue	168,333	161,706

Operating expenses
Operation, maintenance and general	62,661	64,574
Depreciation and amortization	25,691	21,062
Taxes, other than on income	7,544	7,301
Total operating expenses	95,896	92,937

Operating income	72,437	68,769

Other income (expense)
Interest expense, net	(21,220)	(21,461)
Other, net	6,014	10,740
Total other income (expense)	(15,206)	(10,721)

Earnings before income taxes	57,231	58,048

Income taxes	22,317	22,429

Net earnings	$34,914	$35,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Operating revenue
Transportation and storage of natural gas	$288,104	$254,412
LNG terminalling revenue	61,781	70,121
Other revenue	5,499	6,203
Total operating revenue	355,384	330,736

Operating expenses
Operation, maintenance and general	123,353	120,854
Depreciation and amortization	50,752	41,771
Taxes, other than on income	16,193	15,096
Total operating expenses	190,298	177,721

Operating income	165,086	153,015

Other income (expense)
Interest expense, net	(42,285)	(43,487)
Other, net	13,525	21,797
Total other income (expense)	(28,760)	(21,690)

Earnings before income taxes	136,326	131,325

Income taxes	53,173	51,225

Net earnings	$83,153	$80,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2008	December 31, 2007
Assets	(In thousands)

Current assets
Cash and cash equivalents	$43	$320
Accounts receivable, billed and unbilled, less allowances of
$1,163 and $1,163 respectively	70,176	68,219
Accounts receivable - related parties (Note 4)	5,323	12,067
Gas imbalances - receivable	216,353	104,124
System gas and operating supplies (Note 3)	274,883	180,801
Note receivable - Southern Union (Note 4)	300,000	-
Note receivable - CrossCountry Citrus (Note 4)	-	9,831
Other	24,987	19,865
Total current assets	891,765	395,227

Property, plant and equipment
Plant in service	3,068,520	2,830,068
Construction work-in-progress	384,768	355,695
	3,453,288	3,185,763
Less accumulated depreciation and amortization	334,428	290,465
Net property, plant and equipment	3,118,860	2,895,298

Investment in unconsolidated subsidiary	1,917	1,757

Note receivable - Southern Union (Note 4)	179,105	221,655
Note receivable - CrossCountry Citrus (Note 4)	392,391	402,389
Non-current system gas (Note 3)	13,266	18,947
Other	19,981	14,929

Total assets	$4,617,285	$3,950,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2008	December 31, 2007
	(In thousands)
Partners' Capital
Partners' capital	$1,275,300	$1,192,147
Accumulated other comprehensive income (loss)	(5,042)	1,636
Tax sharing note receivable - Southern Union	(10,325)	(12,704)
Total partners' capital	1,259,933	1,181,079

Long-term debt (Note 5)	1,936,396	1,581,061
Total capitalization	3,196,329	2,762,140

Current liabilities
Current portion of long-term debt (Note 5)	299,980	309,680
Accounts payable	11,796	21,114
Accounts payable - related parties (Note 4)	82,356	56,706
Gas imbalances - payable	480,090	271,450
Accrued taxes	18,383	14,501
Accrued interest	21,421	20,304
Capital accruals	80,767	97,662
Other	62,796	54,043
Total current liabilities	1,057,589	845,460

Deferred income taxes, net	269,920	256,448
Other	93,447	86,154

Commitments and contingencies (Note 8)

Total partners' capital and liabilities	$4,617,285	$3,950,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows provided by (used in) operating activities:
Net earnings	$83,153	$80,100
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	50,752	41,771
Deferred income taxes	21,330	12,179
Other	(1,481)	(2,727)
Changes in operating assets and liabilities	13,339	21,002
Net cash flows provided by operating activities	167,093	152,325

Cash flows provided by (used in) investing activities:
Net decrease (increase) in note receivable - Southern Union	(257,450)	15,250
Net increase in income taxes payable - related parties	29,463	-
Decrease in note receivable - CrossCountry Citrus	19,829	22,152
Additions to property, plant and equipment	(292,048)	(159,432)
Other	(2,928)	871
Net cash flows used in investing activities	(503,134)	(121,159)

Cash flows provided by (used in) financing activities:
Decrease in book overdraft	(8,300)	(6,270)
Issuance of long-term debt	400,000	455,000
Repayment of debt	(51,829)	(477,776)
Issuance costs of debt	(2,967)	(2,363)
Other	(1,140)	-
Net cash flows provided by (used in) financing activities	335,764	(31,409)

Change in cash and cash equivalents	(277)	(243)

Cash and cash equivalents at beginning of period	320	531
Cash and cash equivalents at end of period	$43	$288

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

	Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Tax Sharing Note Receivable-Southern Union	Total
	(In thousands)

Balance December 31, 2007	$1,192,147	$1,636	$(12,704)	$1,181,079

Tax sharing receivable - Southern Union	-	-	2,379	2,379

Comprehensive income:
Net earnings	83,153	-	-	83,153
Net change in other comprehensive loss (Note 6)		(6,678)		(6,678)
Comprehensive income				76,475

Balance June 30, 2008	$1,275,300	$(5,042)	$(10,325)	$1,259,933

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

The Company’s pipeline assets include approximately 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region.  The pipelines have a combined peak day delivery capacity of 5.5 billion cubic feet per day (Bcf/d) and approximately 68 billion cubic feet (Bcf) of owned underground storage capacity.  Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America, based on current send out capacity, and has 9.0 Bcf of above ground LNG storage capacity.

Southern Union Panhandle, LLC, a direct wholly-owned subsidiary of Southern Union Company, serves as the general partner of PEPL and owns a one percent general partnership interest in PEPL.  Southern Union Company owns a ninety-nine percent limited partnership interest in PEPL.

2.  New Accounting Principles

Accounting Principles Recently Adopted.

FASB Statement No. 157, “Fair Value Measurements” (Statement No. 157):  Issued by the FASB in September 2006, this Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within GAAP.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2, “Effective Date of FASB Statement No. 157”), which delays the effective date of

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

this Statement for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  The Company’s major categories of non-financial assets and non-financial liabilities that are recognized or disclosed at fair value for which, in accordance with FSP FAS 157-2, the Company has not applied the provisions of Statement No. 157 as of January 1, 2008 are (i) fair value calculations associated with annual or periodic impairment tests, and (ii) asset retirement obligations measured at fair value upon initial recognition or upon certain remeasurement events under FASB Statement No. 143, “Accounting for Asset Retirement Obligations”.  The partial adoption on January 1, 2008 of this Statement for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.  See Note 9 – Fair Value Measurement for more information.

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

3.  System Gas and Operating Supplies

System gas and operating supplies consist of gas held for operations and materials and supplies, both of which are carried at the lower of weighted average cost or market, while gas received from or owed back to customers is valued at market.  The gas held for operations that the Company does not expect to consume in its operations in the next twelve months is reflected in non-current assets.  Gas held for operations at June 30, 2008 was $274.5 million, or 22,620,000 million British thermal units (MMBtu), of which $13.3 million was classified as non-current.  Gas held for operations at December 31, 2007 was $187 million, or 26,001,000 MMBtu, of which $19 million was classified as non-current.   Materials and supplies include spare parts, which are critical to the pipeline system operations and were $13.6 million and $12.8 million at June 30, 2008 and December 31, 2007, respectively.

4.  Related Party Transactions

PEPL receives transportation revenues from Missouri Gas Energy, a Southern Union division, which account for less than one percent of annual consolidated revenues.  The following table provides a summary of related party transactions for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
Related Party Transactions	2008	2007	2008	2007
	(In thousands)		(In thousands)

Transportation and storage of natural gas	$903	$913	$2,259	$2,306
Operation and maintenance:
Management and royalty fees	4,213	4,028	8,932	8,253
Other expenses	4,446	7,381	9,839	15,293
Other income, net	5,707	10,263	12,731	20,751

Pursuant to a demand note with Southern Union Company under a cash management program, as of June 30, 2008, the Company had loaned excess cash, net of repayments, totaling $479.1 million to Southern Union since Southern Union acquired the Company.  Net disbursements of $257.5 million were recorded during the six-month period ended June 30, 2008.  The Company is credited with interest on the note at a one-month LIBOR rate.  Included in Other, net in the accompanying unaudited interim Condensed Consolidated Statement of Operations is interest income of $1.3 million and $2.6 million for the three- and six-month periods ended June 30, 2008, respectively, with $2 million and $3.9 for the three- and six-month periods ended June 30, 2007, respectively, related to interest on the Note receivable – Southern Union.  The Company has classified $300 million of the Note receivable – Southern Union as a current asset because such amount is expected to be remitted by Southern Union in August 2008 and used by the Company to repay its $300 million Senior Notes due August 15, 2008.  See Note 5 – Debt for additional related information.  Given the uncertainties regarding the timing of the Company’s cash flows, including financings, capital expenditures and operating cash flows, the Company has reported the remainder of the Note receivable – Southern Union as a non-current asset.  The Company does have access to the funds via the demand note and does expect repayment to ultimately occur to also fund capital expenditures.

On December 1, 2006, LNG Holdings, as borrower, and PEPL and CrossCountry Citrus, as guarantors, entered into a $465 million unsecured term loan facility due April 4, 2008 (2006 Term Loan), which was later amended and restated to extend the maturity to June 29, 2012.  On December 1, 2006, LNG Holdings loaned the proceeds of the 2006 Term Loan to CrossCountry Citrus in exchange for an interest-bearing promissory note with a principal amount of $465 million, the amount of the 2006 Term Loan.  The promissory note was amended and restated to extend the maturity when the 2006 Term Loan was amended and restated.  Accrued interest under the promissory note is payable quarterly.  The interest rate under the promissory note is based on the interest rate under the amended and restated term loan facility plus a credit spread over LIBOR of 112.5 basis points.  Included in Other, net in the accompanying unaudited interim Condensed Consolidated Statement of Operations

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

is interest income of $4.4 million and $10 million for the three- and six-month periods ended June 30, 2008, respectively, with $8.3 million and $16.7 million for the three- and six-month periods ended June 30, 2007, respectively, related to interest on the Note receivable – CrossCountry Citrus.

Southern Union structured the acquisition of PEPL in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986.  For tax purposes, the Company’s assets that were part of the exchange were recorded at the tax basis of the Southern Union Company assets for which they were exchanged.  The resulting transaction generated an estimated deferred tax liability at the acquisition date and a corresponding receivable from Southern Union reflected as a reduction to Partners’ Capital on the Company’s unaudited interim Condensed Consolidated Balance Sheet.  Repayment of the receivable from Southern Union is limited to actual tax liabilities otherwise payable by the Company pursuant to the tax sharing agreement with Southern Union Company.  For the six months ended June 30, 2008, the Company recorded $2.4 of income tax liability settlements against the tax sharing note receivable.

The following table provides a summary of the accounts receivable and payable related party balances included in the unaudited interim Condensed Consolidated Balance Sheet at the dates indicated.

Related Party	Six Months Ended June 30, 2008	Year Ended December 31,2007
Accounts receivable - related parties:	(In thousands)
Southern Union (1)	$-	$1,174
Other (2)	5,323	10,893
	5,323	12,067
Accounts payable - related parties:
Southern Union - income taxes (3)	70,883	$41,420
Southern Union - other (4)	11,204	14,945
Other (5)	269	341
	$82,356	$56,706
______________________________
(1)	Primarily related to expenditures made on behalf of Southern Union and interest associated with the Note receivable – Southern Union.
(2)	Primarily related to interest from CrossCountry Citrus.
(3)	Related to income taxes payable to Southern Union per the tax sharing agreement, which was amended in September 2007, to provide for taxes to be remitted upon the filing of the tax return.
(4)	Primarily related to payroll funding provided by Southern Union.
(5)	Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of the Company.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  Debt

The following table sets forth the debt obligations of the Company at the dates indicated:

Long-term Debt Obligations	June 30, 2008	December 31, 2007
	(In thousands)

4.80% Senior Notes due 2008	$300,000	$300,000
6.05% Senior Notes due 2013	250,000	250,000
6.20% Senior Notes due 2017	300,000	300,000
6.50% Senior Notes due 2009	60,623	60,623
8.25% Senior Notes due 2010	40,500	40,500
7.00% Senior Notes due 2029	66,305	66,305
7.00% Senior Notes due 2018	400,000	-
Term Loans due 2012	815,391	867,220
Net premiums on long-term debt	3,557	6,093
Total debt outstanding	2,236,376	1,890,741
Current portion of long-term debt	(299,980)	(309,680)
Total long-term debt	$1,936,396	$1,581,061

7.00% Senior Notes due 2018.  In June 2008, the Company issued $400 million in senior notes due June 15, 2018 with an interest rate of 7.00 percent (7.00% Senior Notes).  In connection with the issuance of the 7.00% Senior Notes, the Company incurred underwriting costs and debt discount totaling approximately $4.1 million, resulting in approximately $395.9 million in proceeds to the Company.  The proceeds were initially loaned to Southern Union Company, under the demand note between the Company and Southern Union Company, and used to repay approximately $127 million outstanding under Southern Union Company’s credit facilities.  The remaining proceeds of approximately $269.3 million were initially invested by Southern Union Company and utilized to fund working capital obligations.  Such advanced amounts will be subsequently repaid by Southern Union to the Company and used to repay the $300 million of 4.80% Senior Notes due August 15, 2008.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  Comprehensive Income

The table below provides an overview of comprehensive income for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Net earnings	$34,914	$35,619	$83,153	$80,100
Realized gain on interest rate hedges net of tax of
$197, $0, $197 and $0, respectively	309	-	309	-
Reclassification of realized (gain) loss on interest rate hedges into
earnings, net of tax of $1,049, $0, $1,233 and $(155), respectively	1,566	-	1,843	(229)
Reduction of prior service credit relating to other postretirement
benefits, net of tax of $0, $0, $3,231 and $0, respectively	-	-	(6,603)	-
Change in fair value of interest rate hedges, net of tax of
$11,472, $2,955, $(994) and $2,955, respectively	17,614	4,395	(1,516)	4,395
Reclassification of actuarial gain and prior service credit
relating to other postretirement benefits into earnings, net of tax
of $(155), $(222), $(400) and $(444), respectively	(270)	(678)	(711)	(1,356)
Total other comprehensive income (loss)	19,219	3,717	(6,678)	2,810

Total comprehensive income	$54,133	$39,336	$76,475	$82,910

See Note 7 – Postretirement Benefits for a discussion related to an amendment of the Company’s postretirement benefit plan in March 2008, which resulted in a $6.6 million net of tax reduction in the prior service credit included in Accumulated other comprehensive income.

7.  Postretirement Benefits

Net periodic benefit cost for the three- and six-month periods ended June 30, 2008 and 2007 includes the components noted in the table below.

	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Service cost	$525	$336	$925	$672
Interest cost	825	512	1,525	1,023
Expected return on plan assets	(600)	(484)	(1,175)	(967)
Prior service credit amortization	(425)	(901)	(1,100)	(1,801)
Net periodic benefit cost (credit)	$325	$(537)	$175	$(1,073)

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

Environmental Remediation.  The Company is responsible for environmental remediation at certain sites on its gas transmission systems for contamination resulting from the past use of lubricants containing polychlorinated biphenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas.  The Company has developed and is implementing a program to remediate such contamination.  Remediation and decontamination has been completed at each of the 35 compressor station sites where auxiliary buildings that house the air compressor equipment were impacted by the past use of lubricants containing PCBs.  At some locations, PCBs have been identified in paint that was applied many years ago.  A program has been implemented to remove and dispose of PCB impacted paint during painting activities.  At one location on the Trunkline system, PCBs were discovered on the painted surfaces of equipment in a building that is outside of the scope of the compressed air system program and the existing PCB impacted paint program.  The estimated cost to remediate the painted surfaces at this location is approximately $300,000.  An initial assessment program was undertaken at seven locations to determine whether this condition exists at any of the other 78 similar buildings on the PEPL, Trunkline and Southwest Gas systems.  As of June 30, 2008, a total of 37 locations have been preliminarily assessed, indicating PCBs at regulated levels in a small number of samples at a total of 13 locations.  At two other locations identified in the sampling program, the estimated costs to remediate painted surfaces range from approximately $15,000 to

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$150,000.  Until the complete results of the assessment program are available and the analysis is completed, the costs associated with remediation of the painted surfaces cannot be reasonably estimated.

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

On June 16, 2005, PEPL experienced a release of liquid hydrocarbons near Pleasant Hill, Illinois.  The U.S. EPA took the lead role in overseeing the subsequent cleanup activities, which have been completed.  PEPL has resolved claims of affected boat owners and the marina operator.  PEPL received a violation notice from the Illinois Environmental Protection Agency (IEPA) alleging that PEPL was in apparent violation of several sections of the Illinois Environmental Protection Act by allowing the release.  The violation notice did not propose a penalty.  Responses to the violation notice were submitted and the responses were discussed with the agency.  In December 2005, the IEPA notified PEPL that the matter might be considered for referral to the Office of the Attorney General, the State’s Attorney or the U.S. EPA for formal enforcement action and the imposition of penalties.  There has been no contact from the IEPA on this matter other than two requests for information to which the Company responded in January 2007 and April 2008.  The Company believes the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

The table below reflects the amount of accrued liabilities recorded in the unaudited interim Condensed Consolidated Balance Sheet at June 30, 2008 and December 31, 2007 to cover probable environmental response actions:

	June 30,	December 31,
	2008	2007
	(In thousands)

Current	$774	$996
Noncurrent	6,778	6,901
Total Environmental Liabilities	$7,552	$7,897

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

The Kansas Department of Health and Environment (KDHE) has established certain contingency measures as part of the agency’s ozone maintenance plan for the Kansas City area.  These measures will be triggered if there are any new elevated ozone readings in the Kansas City area.  One of the NOx emission sources that will be impacted is the PEPL Louisburg compressor station.  In addition, the U.S. EPA has revised the ozone standard and the Kansas City area will likely be designated as a non-attainment area under the new and stricter standard.  A meeting has been scheduled with KDHE on August 14, 2008 to discuss issues associated with reducing emissions at the Louisburg compressor station.  In the event KDHE requires emission reductions, it is estimated that approximately $14 million in capital expenditures will be required.

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

Other Commitments and Contingencies.

Hurricane Damage.  Late in the third quarter of 2005, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast.  These hurricanes caused damage to property and equipment owned by Sea Robin, Trunkline and Trunkline LNG.  As of June 30, 2008, the Company has incurred approximately $35 million of capital expenditures related to the hurricanes, primarily for replacement or abandonment of damaged property and equipment at Sea Robin and construction project delays at the Trunkline LNG terminal.

The Company anticipates reimbursement from its property insurance carriers for a significant portion of damages from the hurricanes in excess of its $5 million deductible.  Such reimbursement is currently estimated by the Company’s property insurance carrier ultimately to be limited to 63 percent of the portion of the claimed damages accepted by the insurance carrier, but the amount is subject to the level of total ultimate claims from all insureds relative to the carrier’s $1 billion total limit on payout per event that was in effect during 2005.  The Company’s property insurance carrier’s $1 billion total limit on payout per event was reduced for subsequent years to $750 million.  As of June 30, 2008, the Company has received payments of $7.6 million from its insurance carriers.  Approximately $2 million of receivables due from the insurance carriers have been recorded related to the hurricane claims as of June 30, 2008.

Controlled Group Pension Liabilities.  Southern Union Company (including certain of its divisions) sponsors a number of defined benefit pension plans for employees.  Under applicable pension and tax laws, upon being acquired by Southern Union, the Company became a member of Southern Union Company’s “controlled group” with respect to those plans and, along with Southern Union Company and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated.  In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union Company’s controlled group, including the Company and each of its subsidiaries.  Based on the latest actuarial information available as of December 31, 2007, the aggregate amount of the projected benefit obligations of these pension plans was approximately $162.8 million and the estimated fair value of all of the assets of these plans was approximately $128.3 million.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Fair Value Measurement

Adoption of Statement No. 157. Effective January 1, 2008, the Company partially adopted Statement No. 157, which provides a framework for measuring fair value (see Note 2 – New Accounting Principles).  As defined in Statement No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to any applicable valuation techniques.  These inputs can be readily observable, market corroborated, or generally unobservable.  The Company endeavors to utilize the best available information, including valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Statement No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•
Level 2 – Observable inputs such as: (i) quoted prices for similar assets or liabilities in active markets; (ii) quoted prices for identical or similar assets or liabilities in markets that are not active; or (iii) valuations based on pricing models where significant inputs (e.g., interest rates, yield curves, etc.) are observable for the assets or liabilities, are derived principally from observable market data, or can be corroborated by observable market data, for substantially the full term of the assets or liabilities; and

•
Level 3 – Unobservable inputs, including valuations based on pricing models where significant inputs are not observable and not corroborated by market data.  Unobservable inputs are used to the extent that observable inputs are not available and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the assets or liabilities.  Unobservable inputs are based on the best information available in the circumstances, which might include the Company’s own data.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy.

At June 30, 2008, the Company had no financial assets measured at fair value on a recurring basis in accordance with Statement No. 157. The following table sets forth the Company’s financial liabilities that are measured at fair value on a recurring basis at June 30, 2008.

	Fair Value	Fair Value Measurements at June 30, 2008
	as of	Using Fair Value Hierarchy
	June 30, 2008	Level 1	Level 2	Level 3
Liabilities:
Interest-rate derivatives	$15,664	$-	$-	$15,664
Total	$15,664	$-	$-	$15,664

The Company’s Level 3 instruments include interest-rate swap derivatives for which the Company does not have sufficient corroborative market evidence to support classifying the related liability as Level 2, due to the limited market data available in the form of binding broker quotes or quoted prices for similar liabilities in various markets.  The financial liabilities that the Company has categorized in Level 3 may later be reclassified to Level 2 when the Company is able to obtain additional observable market data to corroborate non-binding broker quotes used to measure the fair value of these liabilities.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present a reconciliation of the change in the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated.

Level 3 Financial Liabilities
Three Months Ended
June 30, 2008
Interest-rate Derivatives
(In thousands)

Balance March 31, 2008	$33,570
Total gains or losses (realized and unrealized):
Included in earnings	-
Included in other comprehensive income	(15,400)
Purchases and settlements, net	(2,506)
Balance June 30, 2008	$15,664

Level 3 Financial Liabilities
Six Months Ended
June 30, 2008
Interest-rate Derivatives
(In thousands)

Balance January 1, 2008	$17,121
Total gains or losses (realized and unrealized):
Included in earnings	-
Included in other comprehensive income	1,049
Purchases and settlements, net	(2,506)
Balance June 30, 2008	$15,664

10.  Taxes on Income

The company’s estimated annual consolidated federal and state effective income tax rate (EITR) for each of the six-month periods ended June 30, 2008 and 2007 was 39 percent.

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

11. Regulatory Matters

The Company has commenced construction of an enhancement at its Trunkline LNG terminal.  This infrastructure enhancement project, which was originally expected to cost approximately $250 million, plus capitalized interest, will increase send out flexibility at the terminal and lower fuel costs.  Recent cost projections indicate the construction costs will likely be approximately $365 million, plus capitalized interest.  The revised costs reflect increases in the quantities and cost of materials required, higher contract labor costs and an allowance for additional contingency funds, if needed.  The negotiated rate with the project’s customer, BG LNG Services, will be adjusted based on final capital costs pursuant to a contract-based formula.  The project is currently expected to be in operation in the second quarter of 2009.  In addition, Trunkline LNG and BG LNG Services agreed to extend the existing terminal and pipeline services agreements to coincide with the infrastructure enhancement project contract, which runs 20 years from the in-service date.  Approximately $276.4 million and $178.3 million of

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

costs are included in the line item Construction work-in-progress at June 30, 2008 and December 31, 2007, respectively.

Sea Robin filed a rate case with FERC in June 2007, requesting an increase in its maximum rates.  Several parties submitted protests to the rate increase filing with FERC.  On July 30, 2007, FERC suspended the effectiveness of the filed rate increase until January 1, 2008.  The filed rates were put into effect on January 1, 2008, subject to refund.  On February 14, 2008, at the request of the participants in the proceeding, the procedural schedule was suspended to facilitate the filing of a settlement.  On April 29, 2008, Sea Robin submitted to FERC a Stipulation and Agreement (Settlement) that would resolve all issues in the proceeding.  The Administrative Law Judge certified the Settlement to the FERC on June 3, 2008.  The Settlement is currently pending further FERC action.  Customer refund liability provisions of approximately $2.7 million, including interest, have been recorded as of June 30, 2008.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying unaudited interim condensed consolidated financial statements and notes to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations.  The following section includes an overview of the Company’s business as well as recent developments that management of the Company believes are important in understanding its results of operations and to anticipate future trends in those operations.  Subsequent sections include an analysis of the Company’s results of operations on a consolidated basis and information relating to the Company’s liquidity and capital resources and other matters.  The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q.

Overview

The Company is primarily engaged in the interstate transportation and storage of natural gas and also provides LNG terminalling and regasification services, with rates and services regulated by FERC.  The Company’s entities include PEPL, Trunkline, Sea Robin, Trunkline LNG and Southwest Gas Storage.  Collectively, the pipeline assets include approximately 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region.  The pipelines have a combined peak day delivery capacity of 5.5 Bcf/d and approximately 68 Bcf of owned underground storage capacity.  Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America, based on current send out capacity, and has 9.0 Bcf of above ground LNG storage capacity.

The Company earns the majority of its revenue by entering into firm transportation and storage contracts, providing capacity for customers to transport or store natural gas in its facilities.  The Company provides firm transportation services under contract to local distribution company customers and their affiliates, gas marketers, producers, other pipelines, electric power generators and a variety of end-users.  In addition, the Company’s pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis.  Demand for gas transmission on the Company’s pipeline systems is seasonal, with the highest throughput and a higher portion of annual total operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters.  Average reservation revenue rates realized by the Company are dependent on certain factors, including but not limited to rate regulation, customer demand for reserved capacity, capacity sold levels for a given period and, in some cases, utilization of capacity.  Commodity revenues are also dependent upon a number of variable factors including weather, storage levels, and customer demand for firm interruptible and parking services.  The majority of Panhandle’s revenues are related to firm capacity reservation charges.  For the six-month periods ended June 30, 2008 and 2007, the Company’s combined throughput, including supply area and market area deliveries, was 729 trillion British thermal units (TBtu) and 755 TBtu, respectively.  For the years 2007, 2006 and 2005 the Company’s combined throughput, including supply area and market area deliveries, was 1,454 TBtu, 1,180 TBtu and 1,214 TBtu, respectively.

The Company’s regulated transportation and storage businesses periodically file (or may be required to file) for changes in their rates, which are subject to approval by FERC.  Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to negatively impact the Company’s results of operations and financial condition.

Results of Operations

	Three Months Ended June 30,
	2008	2007
	(In thousands)

Operating revenue:
Transportation and storage of natural gas	$134,722	$120,707
LNG terminalling revenue	30,891	37,219
Other revenue	2,720	3,780
Total operating revenue	168,333	161,706

Operating expenses:
Operation, maintenance and general	62,661	64,574
Depreciation and amortization	25,691	21,062
Taxes, other than on income	7,544	7,301
Total operating expenses	95,896	92,937
Operating income	72,437	68,769

Other income (expense):
Interest expense, net	(21,220)	(21,461)
Other, net	6,014	10,740
Total other expense, net	(15,206)	(10,721)

Earnings before income taxes	57,231	58,048

Income taxes	22,317	22,429

Net earnings	$34,914	$35,619

Operating Revenue.  For the three-month period ended June 30, 2008, operating revenue increased $6.6 million versus the same time period in 2007 primarily as the result of:
•	Increased transportation and storage revenue of $14 million attributable to:
o
Higher transportation reservation revenues of $11.4 million primarily due to the phased completion of the Trunkline Field Zone Expansion project during the period December 2007 to February 2008, reduced discounting resulting in higher average rates realized on contracts driven by higher customer demand and utilization of contract capacity;

o
Higher commodity revenues of $1.1 million primarily due to a rate increase on Sea Robin and higher utilization on the Sea Robin system, net of related customer liability refund provisions, partially offset by lower parking revenues; and

o	Higher storage revenues of $1.5 million due to increased contracted capacity.
•	A $6.3 million decrease in LNG terminalling revenue due to lower volumes from decreased LNG cargoes during 2008.

Operating Expenses.  Operating expenses for the three-month period ended June 30, 2008 increased $3 million versus the same period in 2007 primarily as the result of:
•	Lower operation, maintenance and general expenses of $1.9 million primarily attributable to:
o	A $6.1 million decrease in LNG power costs resulting from decreased cargoes during 2008;
o	A $3.3 million decrease in fuel tracker costs primarily due to a net over-recovery in 2008;
o	A $2 million increase in contract storage costs resulting from an increase in leased capacity;
o	A $2.3 million increase in outside services costs related to field operations primarily attributable to hydrostatic testing and other pipeline system operating and maintenance costs;
o	A $1.9 million increase in benefits primarily due to higher medical costs and defined contribution savings plan expenses; and
o	A $500,000 increase in insurance primarily due to higher property premiums.

•
Increased depreciation and amortization expense of $4.6 million due to a $577.7 million increase in property, plant and equipment placed in service after June 30, 2007.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, including the LNG terminal infrastructure enhancement and compression modernization construction projects and other capital expenditures.

Other Expense, Net.  Other expense, net for the three-month period ended June 30, 2008 increased $4.5 million versus the same period in 2007 primarily due to lower interest income associated with the affiliate note receivables resulting from lower overall outstanding balances and lower LIBOR rates in the 2008 period compared to 2007.

Income Taxes.  The Company’s EITR was 39 percent and 39 percent for the three-month periods ended June 30, 2008 and 2007, respectively.

	Six Months Ended June 30,
	2008	2007
	(In thousands)

Operating revenue:
Transportation and storage of natural gas	$288,104	$254,412
LNG terminalling revenue	61,781	70,121
Other revenue	5,499	6,203
Total operating revenue	355,384	330,736

Operating expenses:
Operation, maintenance and general	123,353	120,854
Depreciation and amortization	50,752	41,771
Taxes, other than on income	16,193	15,096
Total operating expenses	190,298	177,721
Operating income	165,086	153,015

Other income (expense):
Interest expense, net	(42,285)	(43,487)
Other, net	13,525	21,797
Total other expense, net	(28,760)	(21,690)

Earnings before income taxes	136,326	131,325

Income taxes	53,173	51,225

Net earnings	$83,153	$80,100

Operating Revenue.  For the six-month period ended June 30, 2008, operating revenue increased $24.6 million versus the same time period in 2007 primarily as the result of:
•	Increased transportation and storage revenue of $33.7 million attributable to:
o
Higher transportation reservation revenues of $23.2 million primarily due to the phased completion of the Trunkline Field Zone Expansion project during the period December 2007 to February 2008, reduced discounting resulting in higher average rates realized on contracts driven by higher customer demand, and utilization of contract capacity and approximately $1.2 million of additional revenues attributable to the extra day in the 2008 leap year;

o
Higher commodity revenues of $6.9 million primarily due to a rate increase on Sea Robin and higher utilization on the Sea Robin system, net of related customer liability refund provisions, and higher parking revenues; and

o	Higher storage revenues of $3.7 million due to increased contracted capacity.
•	An $8.3 million decrease in LNG terminalling revenue due to lower volumes from decreased LNG cargoes during 2008.

Operating Expenses.  Operating expenses for the six-month period ended June 30, 2008 increased $12.6 million versus the same period in 2007 primarily as the result of:
•	Higher operation, maintenance and general expenses of $2.5 million primarily attributable to:
o	A $5.8 million increase in contract storage costs resulting from an increase in leased capacity;
o	A $2.9 million increase in outside services costs related to field operations primarily attributable to hydrostatic testing and other pipeline system operating and maintenance costs;
o	A $2.8 million increase in benefits primarily due to higher medical costs and defined contribution savings plan expenses;
o	A $2.5 million increase in insurance costs primarily due to higher property premiums;
o	A $1 million increase in salaries primarily due to merit increases;
o	An $8.4 million decrease in LNG power costs resulting from decreased cargoes during 2008; and
o	A $4.4 million decrease in fuel tracker costs primarily due to a net over-recovery in 2008.
•
Increased depreciation and amortization expense of $9 million due to a $577.7 million increase in property, plant and equipment placed in service after June 30, 2007.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, including the LNG terminal infrastructure enhancement and  compression modernization construction projects and other capital expenditures.

Other Expense, Net.  Other expense, net for the six-month period ended June 30, 2008 increased $7.177.1 million versus the same period in 2007.  Interest expense decreased $1.2 million primarily due to the higher level of interest costs capitalized attributable to higher capital expenditures and lower LIBOR rates in the 2008 period, partially offset by the impact of higher outstanding debt balances resulting from the $300 million 6.20% Senior Notes issued in October 2007 and the $400 million 7.00% Senior Notes issued in June 2008.  Other, net income decreased $8.3 million primarily due to lower interest income associated with the affiliate note receivables resulting from lower overall outstanding balances and lower LIBOR rates in the 2008 period compared to 2007.

Income Taxes.  The Company’s EITR was 39 percent for both six-month periods ended June 30, 2008 and 2007.  Income taxes during the six-month period ended June 30, 2008, versus the same period in 2007, increased $1.9 million due to higher pretax income.

OTHER MATTERS

Contingencies

See Part I, Item 1.  Financial Statements (Unaudited), Note 8 – Commitments and Contingencies in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards

See Part I, Item 1. Financial Statements (Unaudited), Note 2 – New Accounting Principles, in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The $165.8 million working capital deficit at June 30, 2008 is expected to be funded by cash flows from operations and from repayments of intercompany loans with Southern Union.  Based on the Company’s current level of operations, management believes that cash flow from operations, available existing cash, and other sources, including liquid working capital and new borrowings, will be adequate to meet liquidity needs for the next several years, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations.

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

Inflation

The Company believes that inflation has caused, and will continue to cause, increases in certain operating expenses, and will continue to require higher capital replacement and construction costs.  The Company continually reviews the adequacy of its customer rates in relation to the impact of market conditions, the increasing cost of providing services and the inherent regulatory lag experienced in adjusting those rates.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Operating Officer (COO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Panhandle’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Controls

Management’s assessment of internal control over financial reporting as of December 31, 2007 was included in Panhandle’s Form 10-K filed on February 29, 2008.

There have been no changes in internal control over financial reporting that occurred during the first six months of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4(f) 4(g)
Fifth Supplemental Indenture dated as of October 26, 2007, between Panhandle and The Bank of New York Trust Company, N.A., as Trustee (Filed as Exhibit 4.1 to Panhandle’s Current Report on Form 8-K filed on October 29, 2007 and incorporated herein by reference.)

Form of Sixth Supplemental Indenture, dated as of June 12, 2008, between Panhandle and The Bank of New York Trust Company, N.A., as Trustee (Filed as Exhibit 4.1 to Panhandle’s Current Report on Form 8-K filed on June 11, 2008 and incorporated herein by reference.)

4(h)
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

10(b)
Amendment Number 1 to the Amended and Restated Credit Agreement between Trunkline LNG Holdings, LLC, as borrower, Panhandle Eastern Pipe Line Company, LP and CrossCountry Citrus, LLC, as guarantors, the financial institutions listed therein and Bayerische Hypo-Und Vereinsbank AG, New York Branch, as administrative agent, dated as of June 13, 2008 (Filed herewith as Exhibit 10(b))

10(c)
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

10(d)	Amended and Restated Promissory Note made by CrossCountry Citrus, LLC, as borrower, in favor of Trunkline LNG Holdings LLC, as holder, dated as of June 13, 2008. (Filed herewith as Exhibit 10(d) )

12	Ratio of Earnings to Fixed Charges

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: August 7, 2008	By: /s/ ROBERT O. BOND
Robert O. Bond President and Chief Operating Officer (authorized officer) /s/ GARY W. LEFELAR Gary W. Lefelar Senior Vice President and Chief Accounting Officer (principal accounting officer)