Form 10-Q
period 2008-09-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2008-11-10
CIK 76063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
_______________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2008

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
Large accelerated filer          Accelerated filer ___   Non-accelerated filer  ✓    (Do not check if smaller reporting company)   Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes          No   ✓

Panhandle Eastern Pipe Line, LP meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.  Item 2 of Part I has been reduced and Item 3 of Part I and Items 2, 3 and 4 of Part II have been omitted in accordance with Instruction H.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
FORM 10-Q
September 30, 2008

GLOSSARY

The abbreviations, acronyms and industry terminology used in this quarterly report on Form 10-Q are defined as follows:

Bcf                                                                  Billion cubic feet
Bcf/d                                                              Billion cubic feet per day
CFO                                                                Chief Financial Officer
COO                                                               Chief Operating Officer
EITR                                                               Effective income tax rate
EPA                                                                Environmental Protection Agency
Exchange Act                                                               Securities Exchange Act of 1934, as amended
FASB                                                                     Financial Accounting Standards Board
FERC                                                                      Federal Energy Regulatory Commission
GAAP                                                                    Generally Accepted Accounting Principles
IEPA                                                               Illinois Environmental Protection Agency
IPCB                                                                       Illinois Pollution Control Board
KDHE                                                                     Kansas Department of Health and Environment
LNG                                                                Liquefied Natural Gas
LNG Holdings                                                               Trunkline LNG Holdings, LLC
Panhandle                                                              PEPL and its subsidiaries
PCBs                                                                       Polychlorinate biphenyls
PEPL                                                                       Panhandle Eastern Pipe Line Company, LP
Sea Robin                                                              Sea Robin Pipeline Company, LLC
SEC                                                                 Securities Exchange Commission
Southern Union                                                            Southern Union Company and its subsidiaries
Southwest Gas Storage                                               Pan Gas Storage, LLC (d.b.a. Southwest Gas)
SPCC                                                                      Spill Prevention Control and Countermeasure
Tbtu                                                               Trillion British thermal units
The Company                                                               PEPL and its subsidiaries
Trunkline                                                               Trunkline Gas Company, LLC
Trunkline LNG                                                              Trunkline LNG Company, LLC

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Operating revenue
Transportation and storage of natural gas	$139,189	$122,340	$427,293	$376,752
LNG terminalling revenue	31,882	34,034	93,663	104,155
Other revenue	2,329	2,589	7,828	8,792
Total operating revenue	173,400	158,963	528,784	489,699

Operating expenses
Operation, maintenance and general	72,857	65,905	196,210	186,759
Depreciation and amortization	26,133	21,863	76,885	63,634
Taxes, other than on income	8,225	7,340	24,418	22,436
Total operating expenses	107,215	95,108	297,513	272,829

Operating income	66,185	63,855	231,271	216,870

Other income (expense)
Interest expense, net	(23,804)	(19,492)	(66,089)	(62,979)
Other, net	7,033	9,258	20,558	31,055
Total other income (expense)	(16,771)	(10,234)	(45,531)	(31,924)

Earnings before income taxes	49,414	53,621	185,740	184,946

Income taxes	19,424	20,961	72,597	72,186

Net earnings	$29,990	$32,660	$113,143	$112,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2008	December 31, 2007
Assets	(In thousands)

Current assets
Cash and cash equivalents	$24	$320
Accounts receivable, billed and unbilled, less allowances of
$1,161 and $1,163 respectively	64,564	68,219
Accounts receivable - related parties (Note 4)	8,658	12,067
Gas imbalances - receivable	185,700	104,124
System gas and operating supplies (Note 3)	154,472	180,801
Note receivable - CrossCountry Citrus (Note 4)	-	9,831
Other	25,407	19,865
Total current assets	438,825	395,227

Property, plant and equipment
Plant in service	3,159,647	2,830,068
Construction work-in-progress	375,987	355,695
	3,535,634	3,185,763
Less accumulated depreciation and amortization	370,590	290,465
Net property, plant and equipment	3,165,044	2,895,298

Note receivable - Southern Union (Note 4)	129,255	221,655
Note receivable - CrossCountry Citrus (Note 4)	392,391	402,389
Non-current system gas (Note 3)	15,542	18,947
Other	18,971	16,686

Total assets	$4,160,028	$3,950,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2008	December 31, 2007
	(In thousands)
Partners' Capital
Partners' capital	$1,305,290	$1,192,147
Accumulated other comprehensive income (loss)	(6,865)	1,636
Tax sharing note receivable - Southern Union (Note 4)	(9,442)	(12,704)
Total partners' capital	1,288,983	1,181,079

Long-term debt (Note 5)	1,874,752	1,581,061
Total capitalization	3,163,735	2,762,140

Current liabilities
Current portion of long-term debt (Note 5)	60,888	309,680
Accounts payable	11,804	21,114
Accounts payable - related parties (Note 4)	43,803	56,706
Gas imbalances - payable	314,059	271,450
Accrued taxes	22,935	14,501
Accrued interest	22,559	20,304
Capital accruals	65,093	97,662
Other	75,726	54,043
Total current liabilities	616,867	845,460

Deferred income taxes, net	282,448	256,448
Other	96,978	86,154

Commitments and contingencies (Note 8)

Total partners' capital and liabilities	$4,160,028	$3,950,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash flows provided by (used in) operating activities:
Net earnings	$113,143	$112,760
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	76,885	63,634
Deferred income taxes	36,464	17,559
Other	4,130	(4,255)
Changes in operating assets and liabilities	22,884	48,881
Net cash flows provided by operating activities	253,506	238,579

Cash flows provided by (used in) investing activities:
Net decrease (increase) in note receivable - Southern Union	92,400	85,150
Net decrease in income taxes payable - related parties	(5,842)	-
Decrease in note receivable - CrossCountry Citrus	19,829	37,691
Additions to property, plant and equipment	(393,711)	(315,134)
Other	(2,723)	1,536
Net cash flows used in investing activities	(290,047)	(190,757)

Cash flows provided by (used in) financing activities:
Decrease in book overdraft	(7,874)	(6,990)
Issuance of long-term debt	400,000	455,000
Repayment of debt	(351,829)	(493,316)
Issuance costs of debt	(2,912)	(2,363)
Other	(1,140)	-
Net cash flows provided by (used in) financing activities	36,245	(47,669)

Change in cash and cash equivalents	(296)	153

Cash and cash equivalents at beginning of period	320	531
Cash and cash equivalents at end of period	$24	$684

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

	Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Tax Sharing Note Receivable-Southern Union	Total
	(In thousands)

Balance December 31, 2007	$1,192,147	$1,636	$(12,704)	$1,181,079

Tax sharing receivable - Southern Union	-	-	3,262	3,262

Comprehensive income:
Net earnings	113,143	-	-	113,143
Net change in other comprehensive loss (Note 6)	-	(8,501)	-	(8,501)
Comprehensive income				104,642

Balance September 30, 2008	$1,305,290	$(6,865)	$(9,442)	$1,288,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying unaudited interim condensed consolidated financial statements of PEPL, a Delaware limited partnership, and its subsidiaries have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  These statements do not include all of the information and note disclosures required by GAAP, and should be read in conjunction with Panhandle’s financial statements and notes thereto for the year ended December 31, 2007, which are included in Panhandle’s Form 10-K filed with the SEC.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Due to the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.

The Company does not currently apply FASB Statement No. 71 “Accounting for the Effects of Certain Types of Regulation” (Statement No. 71).  In 1999, the Company discontinued application of Statement No. 71 primarily due to the level of discounting from tariff rates and its inability to pass through and recover all costs.  The accounting required by the statement differs from the accounting required for businesses that do not apply its provisions.  Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include, among others, recognition of regulatory assets, capitalization of an equity component on regulated capital projects and depreciation on assets.

1.  Description of Business

Panhandle is primarily engaged in the interstate transportation and storage of natural gas and also provides LNG terminalling and regasification services.  The Company is subject to the rules and regulations of the FERC.  The Company’s entities include the following:

•	PEPL, an indirect wholly-owned subsidiary of Southern Union Company;
•	Trunkline, a direct wholly-owned subsidiary of PEPL;
•	Sea Robin, an indirect wholly-owned subsidiary of PEPL;
•	LNG Holdings, an indirect wholly-owned subsidiary of PEPL;
•	Trunkline LNG, a direct wholly-owned subsidiary of LNG Holdings; and
•	Southwest Gas Storage, a direct wholly-owned subsidiary of PEPL.

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

2.  New Accounting Principles

Accounting Principles Recently Adopted.

FASB Statement No. 157, “Fair Value Measurements” (Statement No. 157):  Issued by the FASB in September 2006, this Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within GAAP.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2, “Effective Date of FASB Statement No. 157”), which delays the effective date of this Statement for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  The Company’s major categories of non-financial assets and non-financial liabilities

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

that are recognized or disclosed at fair value for which, in accordance with FSP FAS 157-2, the Company has not applied the provisions of Statement No. 157 as of January 1, 2008 are (i) fair value calculations associated with annual or periodic impairment tests, and (ii) asset retirement obligations measured at fair value upon initial recognition or upon certain remeasurement events under FASB Statement No. 143, “Accounting for Asset Retirement Obligations”.  The partial adoption on January 1, 2008 of this Statement for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.  See Note 9 – Fair Value Measurement for more information.  In October 2008, the FASB issued FASB Staff Position FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (FSP FAS 157-3).  FSP FAS 157-3 provides clarifying guidance with respect to the application of Statement No. 157 in determining the fair value of a financial asset when the market for that asset is not active.  FSP FAS 157-3 was effective upon its issuance.  The application of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

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

Accounting Principles Not Yet Adopted.

FASB Statement No. 141 (revised), “Business Combinations”.  Issued by the FASB in December 2007, this Statement changes the accounting for business combinations including the measurement of acquirer shares issued in consideration of a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development costs, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The Statement is effective for transactions occurring in fiscal years beginning after December 15, 2008, with early adoption prohibited.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  Issued by the FASB in March 2008, this Statement requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Statement is effective for fiscal years beginning after November 15, 2008, with early adoption permitted.  The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

3.  System Gas and Operating Supplies

System gas and operating supplies consist of gas held for operations and materials and supplies, both of which are stated at the lower of weighted average cost or market, while gas received from or owed back to customers is valued at market.  The gas held for operations that the Company does not expect to consume in its operations in the next twelve months is reflected in non-current assets.

The components of inventory at the dates indicated is as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)

Natural gas (1)	$140,870	$168,010
Materials and supplies	13,602	12,791
Total current	154,472	180,801

Natural gas (1)	15,542	18,947
	$170,014	$199,748
_____________________________
(1)	Natural gas volumes held for operations at September 30, 2008 and December 31, 2007 were 20,333,000 MMBtu and 26,001,000 MMBtu, respectively.

4.  Related Party Transactions

The following table provides a summary of related party transactions for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
Related Party Transactions	2008	2007	2008	2007
	(In thousands)

Transportation and storage of natural gas (1)	$863	$788	$3,122	$3,094
Operation and maintenance:
Management and royalty fees	4,373	3,966	13,305	12,219
Other expenses (2)	4,607	7,375	14,446	22,668
Other income, net	6,303	9,195	19,034	29,946
_________________
(1)	Represents transportation revenues from Missouri Gas Energy, a Southern Union division.
(2)	Primarily includes allocations of corporate charges from Southern Union, partially offset for expenses attributable to services provided by Panhandle on behalf of other affiliate companies.

Pursuant to a demand note with Southern Union Company under a cash management program, as of September 30, 2008, the Company had loaned excess cash, net of repayments, totaling $129.3 million to Southern Union since Southern Union acquired the Company.  Net receipts of $92.4 million were recorded during the nine-month period ended September 30, 2008.  The Company is credited with interest on the note at a one-month LIBOR rate.  Included in Other, net in the accompanying unaudited interim Condensed Consolidated Statement of Operations is interest income of $2 million and $4.6 million for the three- and nine-month periods ended September 30, 2008, respectively, with $1.3 million and $5.2 for the three- and nine-month periods ended

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2007, respectively, related to interest on the Note receivable – Southern Union.  Given the uncertainties regarding the timing of the Company’s cash flows, including financings, capital expenditures and operating cash flows, the Company has reported the Note receivable – Southern Union as a non-current asset.  The Company does have access to the funds via the demand note and does expect repayment to ultimately occur to also fund capital expenditures.

On December 1, 2006, LNG Holdings, as borrower, and PEPL and CrossCountry Citrus, as guarantors, entered into a $465 million unsecured term loan facility due April 4, 2008 (2006 Term Loan), which was later amended and restated to extend the maturity to June 29, 2012.  On December 1, 2006, LNG Holdings loaned the proceeds of the 2006 Term Loan to CrossCountry Citrus in exchange for an interest-bearing promissory note with a principal amount of $465 million, the amount of the 2006 Term Loan.  The promissory note was amended and restated to extend the maturity when the 2006 Term Loan was amended and restated.  Accrued interest under the promissory note is payable quarterly.  The interest rate under the promissory note is based on the interest rate under the amended and restated term loan facility plus a credit spread over LIBOR of 112.5 basis points.  Included in Other, net in the accompanying unaudited interim Condensed Consolidated Statement of Operations is interest income of $4.2 million and $14.2 million for the three- and nine-month periods ended September 30, 2008, respectively, with $7.8 million and $24.5 million for the three- and nine-month periods ended September 30, 2007, respectively, related to interest on the Note receivable – CrossCountry Citrus.

Southern Union structured the acquisition of PEPL in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986.  For tax purposes, the Company’s assets that were part of the exchange were recorded at the tax basis of the Southern Union Company assets for which they were exchanged.  The resulting transaction generated an estimated deferred tax liability at the acquisition date and a corresponding receivable from Southern Union reflected as a reduction to Partners’ Capital on the Company’s unaudited interim Condensed Consolidated Balance Sheet.  Repayment of the receivable from Southern Union is limited to actual tax liabilities otherwise payable by the Company pursuant to the tax sharing agreement with Southern Union Company.  For the nine months ended September 30, 2008, the Company recorded $3.3 million of income tax liability settlements against the tax sharing note receivable.

The following table provides a summary of the accounts receivable and payable related party balances included in the unaudited interim Condensed Consolidated Balance Sheet at the dates indicated.

Related Party	Nine Months Ended September 30, 2008	Year Ended December 31,2007
	(In thousands)
Accounts receivable - related parties:
Southern Union (1)	$3,277	$1,174
Other (2)	5,381	10,893
	8,658	12,067
Accounts payable - related parties:
Southern Union - income taxes (3)	35,578	$41,420
Southern Union - other (4)	7,872	14,945
Other (5)	353	341
	$43,803	$56,706
______________________________
(1)	Primarily related to expenditures made on behalf of Southern Union and interest associated with the Note receivable – Southern Union.
(2)	Primarily related to interest from CrossCountry Citrus.
(3)	Related to income taxes payable to Southern Union per the tax sharing agreement, which was amended in September 2007, to provide for taxes to be remitted upon the filing of the tax return.
(4)	Primarily related to payroll funding provided by Southern Union.
(5)	Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of the Company.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  Debt

The following table sets forth the debt obligations of the Company at the dates indicated:

Long-term Debt Obligations	September 30, 2008	December 31, 2007
	(In thousands)

4.80% Senior Notes due 2008	$-	$300,000
6.05% Senior Notes due 2013	250,000	250,000
6.20% Senior Notes due 2017	300,000	300,000
6.50% Senior Notes due 2009	60,623	60,623
8.25% Senior Notes due 2010	40,500	40,500
7.00% Senior Notes due 2029	66,305	66,305
7.00% Senior Notes due 2018	400,000	-
Term Loans due 2012	815,391	867,220
Net premiums on long-term debt	2,821	6,093
Total debt outstanding	1,935,640	1,890,741
Current portion of long-term debt	(60,888)	(309,680)
Total long-term debt	$1,874,752	$1,581,061

7.00% Senior Notes due 2018.  In June 2008, the Company issued $400 million in senior notes due June 15, 2018 with an interest rate of 7.00 percent (7.00% Senior Notes).  In connection with the issuance of the 7.00% Senior Notes, the Company incurred underwriting costs and debt discount totaling approximately $4.1 million, resulting in approximately $395.9 million in proceeds to the Company.  The proceeds were initially loaned to Southern Union Company, under the demand note between the Company and Southern Union Company.  Such advanced amounts were repaid by Southern Union to the Company and used to repay the $300 million of 4.80% Senior Notes due August 15, 2008.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  Comprehensive Income

The table below provides an overview of comprehensive income for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Net earnings	$29,990	$32,660	$113,143	$112,760
Realized gain on interest rate hedges net of tax of
$0, $0, $197 and $0, respectively	-	-	309	-
Reclassification of realized (gain) loss on interest rate hedges into
earnings, net of tax of $1,051, $(186), $2,284 and $(341), respectively	1,564	(385)	3,407	(614)
Reduction of prior service credit relating to other postretirement
benefits, net of tax of $0, $0, $(3,231) and $0, respectively	-	-	(6,603)	-
Change in fair value of interest rate hedges, net of tax of
$(2,096), $(4,329), $(3,090) and $(1,374), respectively	(3,118)	(6,318)	(4,634)	(1,923)
Reclassification of actuarial gain and prior service credit
relating to other postretirement benefits into earnings, net of tax
of $(157), $(1,218), $(557) and $(1,662), respectively	(269)	(2,252)	(980)	(3,608)
Total other comprehensive loss	(1,823)	(8,955)	(8,501)	(6,145)

Total comprehensive income	$28,167	$23,705	$104,642	$106,615

See Note 7 – Postretirement Benefits for a discussion related to an amendment of the Company’s postretirement benefit plan in March 2008, which resulted in a $6.6 million net of tax reduction in the prior service credit included in Accumulated other comprehensive income (loss).

7.  Postretirement Benefits

Net periodic benefit cost for the three- and nine-month periods ended September 30, 2008 and 2007 includes the components noted in the table below.

	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Service cost	$525	$336	$1,450	$1,008
Interest cost	825	511	2,350	1,534
Expected return on plan assets	(605)	(484)	(1,780)	(1,451)
Prior service credit amortization	(436)	(900)	(1,536)	(2,701)
Transfer of net obligation from affiliate	-	1,912	-	1,912
Net periodic benefit cost	$309	$1,375	$484	$302

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

Jack Grynberg, an individual, filed actions for damages against a number of companies, including the Company, now transferred to the U.S. District Court for the District of Wyoming, alleging mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  On October 20, 2006, the District Judge adopted in part the earlier recommendation of the Special Master in the case and ordered the dismissal of the case against the Company.  Grynberg is appealing that action to the Tenth Circuit Court of Appeals.  Grynberg’s opening brief was filed on July 31, 2007.  Respondents filed their brief rebutting Grynberg’s arguments on November 21, 2007.  A hearing before the Court of Appeals was held on September 25, 2008.  The Court has not yet ruled on Grynberg’s appeal.  A similar action, known as the Will Price litigation, also has been filed against a number of companies, including the Company, in U.S. District Court for the District of Kansas.  The Company is currently awaiting the decision of the trial judge on the defendants’ motion to dismiss the Will Price action.  The Company believes that its measurement practices conformed to the terms of its FERC gas tariff, which was filed with and approved by FERC.  As a result, the Company believes that it has meritorious defenses to these lawsuits (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that the Company complied with the terms of its tariff) and will continue to vigorously defend against them, including any appeal from the dismissal of the Grynberg case.  The Company does not believe the outcome of these cases will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Environmental Remediation.  The Company is responsible for environmental remediation at certain sites on its gas transmission systems for contamination resulting from the past use of lubricants containing PCBs in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas.  The Company has developed and is implementing a program to remediate such contamination.  Remediation and decontamination has been completed at each of the 35 compressor station sites where auxiliary buildings that house the air compressor equipment were impacted by the past use of lubricants containing PCBs.  At some locations, PCBs have been identified in paint that was applied many years ago.  A program has been implemented to remove and dispose of PCB impacted paint during painting activities.  At one location on the Trunkline system, PCBs were discovered on the painted surfaces of equipment in a building that is outside the scope of the compressed air system program and the existing PCB impacted paint program.  The estimated cost to remediate the painted surfaces at this location is approximately $300,000.  Preliminary assessments were completed at all compressor station locations as of September 30, 2008.  Subsequent focused assessments indicated PCBs at regulated levels in a small number of samples at 18 locations.  Until the complete results of the assessment program are available and the analysis is completed, the costs associated with remediation of the painted surfaces cannot be reasonably estimated.

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

PEPL and Trunkline, together with other non-affiliated parties, were identified as potentially liable for conditions at three former waste oil disposal sites in Illinois – the Pierce Oil Springfield site, the Dunavan Waste Oil site and the McCook site (collectively, the Pierce Waste Oil Sites).  PEPL and Trunkline received notices of potential liability from the U.S. EPA for the Dunavan site by letters dated September 30, 2005.  Although no formal notice has been received for the Pierce Oil Springfield site, special notice letters are anticipated and the process of listing the site on the National Priority List has begun.  No formal notice has been received for the McCook site.  The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

On June 16, 2005, PEPL experienced a release of liquid hydrocarbons near Pleasant Hill, Illinois.  The EPA took the lead role in overseeing the subsequent cleanup activities, which have been completed.  PEPL has resolved claims of affected boat owners and the marina operator.  PEPL received a violation notice from the IEPA alleging that PEPL was in apparent violation of several sections of the Illinois Environmental Protection Act by allowing the release.  The violation notice did not propose a penalty.  Responses to the violation notice were submitted and the responses were discussed with the agency.  In December 2005, the IEPA notified PEPL that the matter might be considered for referral to the Office of the Attorney General, the State’s Attorney or the EPA for formal enforcement action and the imposition of penalties.  The only contact from the IEPA on this matter has been three requests for information to which the Company responded in January 2007, April 2008 and August 2008.  The Company believes the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

The table below reflects the amount of accrued liabilities recorded in the unaudited interim Condensed Consolidated Balance Sheet at September 30, 2008 and December 31, 2007 to cover probable environmental response actions:

	September 30,	December 31,
	2008	2007
	(In thousands)

Current	$1,061	$996
Noncurrent	5,713	6,901
Total Environmental Liabilities	$6,774	$7,897

Air Quality Control. In early April 2007, the IEPA proposed a rule to the IPCB for adoption to control NOx emissions from reciprocating engines and turbines, including a provision applying the rule beyond issues addressed by federal provisions, pursuant to a blanket statewide application. After objections were filed with the IPCB, the IEPA filed an amended proposal withdrawing the statewide applicability provisions of the proposed rule and applying the rule requirements to non-attainment areas. The amended proposal was approved on January 10, 2008.  No controls on PEPL and Trunkline stations are required under the most recent proposal. However, the IEPA indicated in earlier industry discussions that it was reserving the right to make future proposals for statewide controls.  In the event the IEPA proposes a statewide rule again, preliminary estimates indicate the cost of compliance would require minimum capital expenditures of approximately $45 million for emission controls.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The KDHE has established certain contingency measures as part of the agency’s ozone maintenance plan for the Kansas City area.  These measures will be triggered if there are any new elevated ozone readings in the Kansas City area.  One of the NOx emission sources that will be impacted is the PEPL Louisburg compressor station.  In addition, the U.S. EPA has revised the ozone standard and the Kansas City area will likely be designated as a non-attainment area under the new and stricter standard.  A meeting was held with KDHE on August 14, 2008 to discuss issues associated with reducing emissions at the Louisburg compressor station.  In the event KDHE requires emission reductions, it is estimated that approximately $14 million in capital expenditures will be required.

SPCC Rules.  In May 2007, the EPA extended the SPCC rule compliance dates until July 1, 2009, permitting owners and operators of facilities to prepare or amend and implement SPCC Plans in accordance with previously enacted modifications to the regulations.  In October 2007, the EPA proposed amendments to the SPCC rules with the stated intention of providing greater clarity, tailoring requirements, and streamlining requirements.  The Company is currently reviewing the impact of the modified regulations on its operations and may incur costs for tank integrity testing, alarms and other associated corrective actions as well as potential upgrades to containment structures.  Costs associated with such activities cannot be estimated with certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Commitments and Contingencies.

2008 Hurricane Damage.  In September 2008, Hurricanes Gustav and Ike came ashore on the Louisiana and Texas coasts.  Offshore facilities, including Sea Robin and Trunkline’s Terrebonne system, suffered damage to several platforms and are continuing to experience reduced volumes.

With respect to the Company’s preliminary damage assessments associated with Hurricane Gustav, the Company estimates an expense impact to its facilities totaling approximately $3 million, which was recorded in the third quarter of 2008.  The capital expenditure amount related to the hurricane was insignificant.  As these amounts are below the $10 million property insurance deductible, the Company does not expect any of the repair and replacement costs associated with Hurricane Gustav to be reimbursed by its property insurance carrier.

With respect to the Company’s preliminary damage assessments associated with Hurricane Ike, the Company estimates an expense impact related to its facilities totaling approximately $7 million, which was recorded in the third quarter of 2008.  The Company also preliminarily estimates that capital expenditures relating to the hurricane will total approximately $90 million in 2008 and 2009.  These estimates are subject to further revision as the assessment of the damage to the Company’s facilities is ongoing.  The Company anticipates reimbursement from its property insurance carrier for a significant portion of the damages in excess of its $10 million deductible; however, the recoverable amount is subject to pro-rata reduction to the extent that the level of total accepted claims from all insureds exceeds the carrier’s $750 million aggregate exposure limit.  The Company’s insurance provider has announced that it expects to reach the $750 million limit, but the amount of any applicable pro rata reduction cannot be determined until the Company’s insurance provider has completed its assessment of all submitted claims.

2005 Hurricane Damage.  Late in the third quarter of 2005, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast.  These hurricanes caused damage to property and equipment owned by Sea Robin, Trunkline and Trunkline LNG.  The Company has filed approximately $32 million of damage claims related to the hurricanes, primarily amounts for repairs, replacement or abandonment of damaged property and equipment at Sea Robin and Trunkline. The Company has received reimbursement from its property insurance carrier for a significant portion of the damages in excess of the $5 million deductible in effect in 2005.  Such reimbursement is currently estimated by the Company’s property insurance carrier to be limited to 63 percent of the portion of the claimed damages accepted by the insurance carrier, based on a pro rata reduction to the extent accepted claims exceeded the carrier’s $1 billion aggregate exposure limit.  As of September 30, 2008, the Company has received payments of $13 million from its insurance carrier, representing a 55 percent payout to date of the 63 percent payout ultimately expected.  No additional receivables due from the insurance carrier have been recorded related to the hurricane claims as of September 30, 2008.

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

9. Fair Value Measurement

Adoption of Statement No. 157. Effective January 1, 2008, the Company partially adopted Statement No. 157, which provides a framework for measuring fair value (see Note 2 – New Accounting Principles).  As defined in Statement No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about credit risk (both the Company’s own credit risk and counterparty credit risk) and the risks inherent in the inputs to any applicable valuation techniques.  These inputs can be readily observable, market corroborated, or generally unobservable.  The Company endeavors to utilize the best available information, including valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Statement No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•
Level 2 – Observable inputs such as: (i) quoted prices for similar assets or liabilities in active markets; (ii) quoted prices for identical or similar assets or liabilities in markets that are not active; or (iii) valuations based on pricing models where significant inputs (e.g., interest rates, yield curves, etc.) are observable for the assets or liabilities, are derived principally from observable market data, or can be corroborated by observable market data, for substantially the full term of the assets or liabilities; and

•
Level 3 – Unobservable inputs, including valuations based on pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable.  Unobservable inputs are used to the extent that observable inputs are not available and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the assets or liabilities.  Unobservable inputs are based on the best information available in the circumstances, which might include the Company’s own data.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At September 30, 2008, the Company had no financial assets measured at fair value on a recurring basis in accordance with Statement No. 157. The following table sets forth the Company’s financial liabilities that are measured at fair value on a recurring basis at September 30, 2008.

	Fair Value	Fair Value Measurements at September 30, 2008
	as of	Using Fair Value Hierarchy
	September 30, 2008	Level 1	Level 2	Level 3
Liabilities:
Interest-rate derivatives	$18,325	$-	$-	$18,325
Total	$18,325	$-	$-	$18,325

The Company’s Level 3 instruments include interest-rate swap derivatives that are valued using an income approach where at least one significant assumption or input to the underlying pricing model, discounted cash flow methodology or similar technique is unobservable – i.e., interest rate swap valuations include composite yield curves provided by the bank counterparty.  The financial liabilities that the Company has categorized in Level 3 may later be reclassified to Level 2 when the Company is able to obtain additional observable market data to corroborate the unobservable inputs to models used to measure the fair value of these liabilities.

The following tables present a reconciliation of the change in the Company’s Level 3 financial liabilities measured at fair value on a recurring basis using significant unobservable inputs for the periods indicated.

Three Months Ended
September 30, 2008
(In thousands)
Interest-rate Derivatives
Balance June 30, 2008	$15,664
Total gains or losses (realized and unrealized):
Included in earnings	-
Included in other comprehensive income	5,194
Purchases and settlements, net	(2,533)
Balance September 30, 2008	$18,325

Nine Months Ended
September 30, 2008
(In thousands)
Interest-rate Derivatives
Balance January 1, 2008	$17,121
Total gains or losses (realized and unrealized):
Included in earnings	-
Included in other comprehensive income	6,229
Purchases and settlements, net	(5,025)
Balance September 30, 2008	$18,325

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.  Taxes on Income

The company’s estimated annual consolidated federal and state EITR for each of the three-month and nine-month periods ended September 30, 2008 and 2007 was 39 percent.

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

11. Regulatory Matters

The Company commenced construction of an enhancement at its Trunkline LNG terminal in February 2007.  This infrastructure enhancement project, which was originally expected to cost approximately $250 million, plus capitalized interest, will increase send out flexibility at the terminal and lower fuel costs.  Recent cost projections indicate the construction costs will likely be approximately $400 million, plus capitalized interest.  The revised costs, which are under review, reflect increases in the quantities and cost of materials required, higher contract labor costs, including reduced productivity due to an August 2008 tropical storm and the two September 2008 hurricanes, and an allowance for additional contingency funds, if needed.  The negotiated rate with the project’s customer, BG LNG Services, will be adjusted based on final capital costs pursuant to a contract-based formula.  The project is currently expected to be in operation around the end of the second quarter of 2009.  In addition, Trunkline LNG and BG LNG Services agreed to extend the existing terminal and pipeline services agreements to coincide with the infrastructure enhancement project contract, which runs 20 years from the in-service date.  Approximately $311.9 million and $178.3 million of costs are included in the line item Construction work-in-progress at September 30, 2008 and December 31, 2007, respectively.

Sea Robin filed a rate case with FERC in June 2007, requesting an increase in its maximum rates.  Several parties submitted protests to the rate increase filing with FERC.  On July 30, 2007, FERC suspended the effectiveness of the filed rate increase until January 1, 2008.  The filed rates were put into effect on January 1, 2008, subject to refund.  On February 14, 2008, at the request of the participants in the proceeding, the procedural schedule was suspended to facilitate the filing of a settlement.  On April 29, 2008, Sea Robin submitted to FERC a Stipulation and Agreement (Settlement) that would resolve all issues in the proceeding.  The Administrative Law Judge certified the Settlement to the FERC on June 3, 2008.  The Settlement is currently pending further FERC action.  Customer refund liability provisions of approximately $3.4 million, including interest, have been recorded as of September 30, 2008.

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

The Company earns the majority of its revenue by entering into firm transportation and storage contracts, providing capacity for customers to transport or store natural gas in its facilities.  The Company provides firm transportation services under contract to local distribution company customers and their affiliates, gas marketers, producers, other pipelines, electric power generators and a variety of end-users.  In addition, the Company’s pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis.  Demand for gas transmission on the Company’s pipeline systems is seasonal, with the highest throughput and a higher portion of annual total operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters.  Average reservation revenue rates realized by the Company are dependent on certain factors, including but not limited to rate regulation, customer demand for reserved capacity, capacity sold levels for a given period and, in some cases, utilization of capacity.  Commodity revenues are also dependent upon a number of variable factors including weather, storage levels, and customer demand for firm interruptible and parking services.  The majority of Panhandle’s revenues are related to firm capacity reservation charges.  For the nine-month periods ended September 30, 2008 and 2007, the Company’s combined throughput, including supply area and market area deliveries, was 1,085 TBtu and 1,116 TBtu, respectively.  For the years 2007, 2006 and 2005 the Company’s combined throughput, including supply area and market area deliveries, was 1,454 TBtu, 1,180 TBtu and 1,214 TBtu, respectively.

The Company’s regulated transportation and storage businesses periodically file (or may be required to file) for changes in their rates, which are subject to approval by FERC.  Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to negatively impact the Company’s results of operations and financial condition.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Operating revenue
Transportation and storage of natural gas	$139,189	$122,340	$427,293	$376,752
LNG terminalling revenue	31,882	34,034	93,663	104,155
Other revenue	2,329	2,589	7,828	8,792
Total operating revenue	173,400	158,963	528,784	489,699

Operating expenses
Operation, maintenance and general	72,857	65,905	196,210	186,759
Depreciation and amortization	26,133	21,863	76,885	63,634
Taxes, other than on income	8,225	7,340	24,418	22,436
Total operating expenses	107,215	95,108	297,513	272,829

Operating income	66,185	63,855	231,271	216,870

Other income (expense)
Interest expense, net	(23,804)	(19,492)	(66,089)	(62,979)
Other, net	7,033	9,258	20,558	31,055
Total other income (expense)	(16,771)	(10,234)	(45,531)	(31,924)

Earnings before income taxes	49,414	53,621	185,740	184,946

Income taxes	19,424	20,961	72,597	72,186

Net earnings	$29,990	$32,660	$113,143	$112,760

Three-month period ended September 30, 2008 versus the three-month period ended September 30, 2007

Operating Revenue.  For the three-month period ended September 30, 2008, operating revenue increased $14.4 million versus the same time period in 2007 primarily as the result of:
•	Increased transportation and storage revenue of $16.8 million primarily attributable to:
o
Higher transportation reservation revenues of $14.8 million primarily due to the phased completion of the Trunkline Field Zone Expansion project during the period December 2007 to February 2008 and reduced discounting resulting in higher average rates realized on contracts driven by higher customer demand;

o	Higher storage revenues of $1.9 million due to additional contracted storage capacity;
o
Higher commodity revenues of $300,000 primarily due to a rate increase on Sea Robin, net of related customer liability refund provisions, which includes the impact of approximately $1.4 million of lower revenues attributable to reduced volumes flowing after Hurricane Ike and lower parking revenues of $1.2 million due to market conditions.

•	A $2.2 million decrease in LNG terminalling revenue due to lower volumes from a reduced number of LNG cargoes during 2008.

The Company preliminarily estimates lost revenue opportunities of $3 million will be experienced in the fourth quarter of 2008 as a result of Hurricane Ike.  Such preliminary estimate is subject to further update based upon the timing of the Company completing the repair and replacement of its damaged property and equipment, and the timing of producers completing their interconnects to the Company’s offshore system.  Currently, the Company anticipates the majority of the interconnects will be completed by the 2008 year end.

Operating Expenses.  Operating expenses for the three-month period ended September 30, 2008 increased $12.1 million versus the same period in 2007 primarily as the result of:
•	Higher operation, maintenance and general expenses of $7 million primarily attributable to:
o	Expense of $9.5 million for the estimated impact related to damages to the Company’s facilities resulting from Hurricanes Gustav and Ike;
o	A $2.3 million increase in contract storage costs resulting from an increase in leased storage capacity;
o	A $1.1 million decrease in LNG power costs resulting from a reduced number of cargoes during 2008;
o	A $1.7 million decrease in fuel tracker costs primarily due to a net over-recovery in 2008 versus a net under-recovery in 2007; and
o	A $1.6 million decrease in hydrostatic testing costs primarily due to a higher number of tests performed in the 2007 period.
•
Increased depreciation and amortization expense of $4.3 million due to a $643.9 million increase in property, plant and equipment placed in service after September 30, 2007.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, primarily from the LNG terminal infrastructure enhancement and compression modernization construction projects; and

•
Increased taxes, other than on income, of $900,000 primarily due to higher property taxes attributable to higher property tax assessments resulting from increased earnings, partially offset by lower compressor fuel tax resulting from decreased LNG cargoes.

Other Expense, Net.  Other expense, net for the three-month period ended September 30, 2008 increased $6.5 million versus the same period in 2007 primarily as a result of:
•
Higher interest expense of $4.3 million primarily attributable to the $400 million 7.00% Senior Notes issued in June 2008 and the $300 million 6.20% Senior Notes issued in October 2007, partially offset by lower interest expense resulting from the retirement of the $300 million 4.80% Senior Notes in August 2008, lower interest rates on the Company’s variable rate debt, and higher capitalized interest resulting from increased capital expenditures in the 2008 period versus the 2007 period; and

•
A decrease in Other, net of $2.2 million primarily due to lower interest income associated with the affiliate note receivables resulting from lower LIBOR rates in the 2008 period compared to the 2007 period, partially offset by higher interest income associated with higher outstanding average affiliate note receivable balances resulting from the $400 million 7.00% Senior Notes issued in June 2008.

Income Taxes.  The Company’s EITR was 39 percent for both three-month periods ended September 30, 2008 and 2007.  Income taxes during the three-month period ended September 30, 2008, versus the same period in 2007, decreased $1.5 million due to lower pretax income.

Nine-month period ended September 30, 2008 versus the nine-month period ended September 30, 2007

Operating Revenue.  For the nine-month period ended September 30, 2008, operating revenue increased $39.1 million versus the same time period in 2007 primarily as the result of:
•	Increased transportation and storage revenue of $50.5 million primarily attributable to:
o
Higher transportation reservation revenues of $37.9 million primarily due to the phased completion of the Trunkline Field Zone Expansion project during the period December 2007 to February 2008 and reduced discounting resulting in higher average rates realized on contracts driven by higher customer demand, and approximately $1.2 million of additional revenues attributable to the extra day in the 2008 leap year;

o
Higher commodity revenues of $7.1 million primarily due to a rate increase on Sea Robin, net of related customer liability refund provisions and the impact of approximately $1.4 million of lower revenues attributable to reduced volumes flowing after Hurricane Ike; and

o	Higher storage revenues of $5.5 million due to increased leased storage capacity.
•	A $10.5 million decrease in LNG terminalling revenue due to lower volumes from decreased LNG cargoes during 2008.

The Company preliminarily estimates lost revenue opportunities of $3 million will be experienced in the fourth quarter of 2008 as a result of Hurricane Ike.  Such preliminary estimate is subject to further update based upon the timing of the Company completing the repair and replacement of its damaged property and equipment, and the timing of producers completing their interconnects to the Company’s offshore system.  Currently, the Company anticipates the majority of the interconnects will be completed by the 2008 year end.

Operating Expenses.  Operating expenses for the nine-month period ended September 30, 2008 increased $24.7 million versus the same period in 2007 primarily as the result of:
•	Higher operation, maintenance and general expenses of $9.5 million primarily attributable to:
o	Expense of $9.5 million for the estimated impact related to damages to the Company’s facilities resulting from Hurricanes Gustav and Ike;
o	An $8 million increase in contract storage costs resulting from an increase in leased storage capacity;
o	A $3.1 million increase in insurance costs primarily due to higher property premiums;
o
A $1.9 million increase in benefits primarily due to higher active and retiree medical costs experienced in the 2008 period and higher defined contribution savings plan expenses resulting from an increase in Panhandle savings plan benefits in March 2008, partially offset by the impact of $1.9 million of expense in the 2007 period associated with other post-retirement benefit costs for transferred employees;

o	A $1 million increase in outside services costs related to field operations primarily attributable to painting and other maintenance costs;
o	A $9.5 million decrease in LNG power costs resulting from a reduced number of LNG cargoes during 2008; and
o	A $6.2 million decrease in fuel tracker costs primarily due to a net over-recovery in 2008 versus a net under-recovery in 2007.

•
Increased depreciation and amortization expense of $13.3 million due to a $643.9 million increase in property, plant and equipment placed in service after September 30, 2007.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, primarily from the LNG terminal infrastructure enhancement and compression modernization construction projects and other capital expenditures; and

•
Increased taxes, other than on income, of $2 million primarily due to higher property taxes attributable to higher property tax assessments resulting from increased earnings, partially offset by lower compressor fuel tax on a reduced number of LNG cargoes.

Other Expense, Net.  Other expense, net for the nine-month period ended September 30, 2008 increased $13.6 million versus the same period in 2007 primarily as a result of:
•
Higher interest expense of $3.1 million primarily attributable to the $400 million 7.00% Senior Notes issued in June 2008 and the $300 million 6.20% Senior Notes issued in October 2007, partially offset by lower interest expense resulting from the retirement of the $300 million 4.80% Senior Notes in August 2008, lower interest rates on the Company’s variable rate debt, and higher capitalized interest resulting from increased capital expenditures in the 2008 period versus the 2007 period; and

•
A decrease in Other, net of $10.5 million primarily due to lower interest income associated with the affiliate note receivables resulting from lower LIBOR rates in the 2008 period compared to the 2007 period, partially offset by higher interest income associated with higher outstanding average affiliate note receivable balances resulting from the $400 million 7.00% Senior Notes issued in June 2008.

Income Taxes.  The Company’s EITR was 39 percent for both nine-month periods ended September 30, 2008 and 2007.  Income taxes during the nine-month period ended September 30, 2008, versus the same period in 2007, increased $400,000 due to higher pretax income.

OTHER MATTERS

Contingencies

See Part I, Item 1.  Financial Statements (Unaudited), Note 8 – Commitments and Contingencies in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards

See Part I, Item 1. Financial Statements (Unaudited), Note 2 – New Accounting Principles, in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The $178 million working capital deficit at September 30, 2008 is expected to be funded by cash flows from operations and from repayments of intercompany loans with Southern Union.  Based on the Company’s current level of operations, management believes that cash flow from operations, available existing cash, and other sources, including liquid working capital and new borrowings, will be adequate to meet liquidity needs for the next several years, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations.

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

Potential Sea Robin Impairment.  Sea Robin, comprised primarily of offshore facilities, suffered damage related to several platforms from Hurricane Ike.  The Company has estimated capital expenditures of $45 million to replace damaged property and equipment of Sea Robin.  This estimate is subject to further revision as the damage assessment is ongoing.  The Company anticipates reimbursement from its property insurance carrier for   its damages in excess of its $10 million deductible, except for certain expenditures not reimbursable under the insurance policy terms.  See Part I, Item 1. Financial Statements (Unaudited), Note 8 – Commitments and Contingencies – 2008 Hurricane Damage for additional related information.  To the extent the Company’s capital expenditures are not recovered through insurance proceeds, its net investment in Sea Robin’s property and equipment would increase without necessarily generating additional revenues unless the incremental costs are recovered through future rate proceedings.  If the amount of Sea Robin’s insurance reimbursements are significantly reduced or it experiences other adverse developments incrementally impacting the Company’s related net investment or anticipated future cash flows that are not remedied through rate proceedings, the Company could potentially be required to record an impairment of its net investment in Sea Robin pursuant to FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Financial Sector Exposure

Recent events in the global financial markets have caused the Company to place increased scrutiny on its liquidity position and the financial condition of its critical third-party business partners.  The purpose of this heightened review, which was based on publicly available information, was to assess the potential impact of the credit crisis and related liquidity issues on its business partners and to assess the associated business risks to the Company.  The review focused on the Company’s future capital needs (including long-term borrowing needs and potential refinancing plans) of the Company, derivative counterparties, customer and other contractual relationships.

The Company notes that while there is no way to predict the extent or duration of any negative impact that the current credit disruptions in the economy will have on its liquidity position, there is no current expectation that the impact on the Company would be significant.  However, the Company does believe credit spreads will remain elevated throughout 2009, compared to recent years.  As such, the Company is considering refinancing obligations that mature in 2009 prior to their maturity dates and timing of any required capital market transactions to take advantage of favorable issuance windows that may become evident in the markets.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s COO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Panhandle’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Controls

Management’s assessment of internal control over financial reporting as of December 31, 2007 was included in Panhandle’s Form 10-K filed on February 29, 2008.

There have been no changes in internal control over financial reporting that occurred during the first nine months of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Factors that could cause actual results to differ materially from those expressed in the Company’s forward-looking statements include, but are not limited to, the following:

•	changes in demand for natural gas and related services by the Company’s customers, in the composition of the Company’s customer base and in the sources of natural gas available to the Company;
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

10(b)
Amendment Number 1 to the Amended and Restated Credit Agreement between Trunkline LNG Holdings, LLC, as borrower, Panhandle Eastern Pipe Line Company, LP and CrossCountry Citrus, LLC, as guarantors, the financial institutions listed therein and Bayerische Hypo-Und Vereinsbank AG, New York Branch, as administrative agent, dated as of June 13, 2008 (Filed as Exhibit 10(b) to the Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.)

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

10(d)
Amended and Restated Promissory Note made by CrossCountry Citrus, LLC, as borrower, in favor of Trunkline LNG Holdings LLC, as holder, dated as of June 13, 2008.  (Filed as Exhibit 10(d) to the Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.)

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: November 10, 2008	By: /s/ ROBERT O. BOND
Robert O. Bond President and Chief Operating Officer (authorized officer) /s/ GARY W. LEFELAR Gary W. Lefelar Senior Vice President and Chief Accounting Officer (principal accounting officer)