Form 10-K
PANHANDLE EASTERN PIPE LINE CO LP
filed 2009-02-26
CIK 76063

==========================================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

===========================================================================================================

PANHANDLE EASTERN PIPE LINE COMPANY, LP
FORM 10-K
DECEMBER 31, 2008

GLOSSARY

The abbreviations, acronyms and industry terminology commonly used in this annual report on Form 10-K are defined as follows:

ARO                                                        Asset retirement obligation
Bcf                                                          Billion cubic feet
Bcf/d                                                      Billion cubic feet per day
CCE Holdings                                                CCE Holdings, LLC
CFO                                                        Chief Financial Officer
CIAC                                                             Contribution in aid of construction
Code                                                              Internal Revenue Code of 1986, as amended
Company                                                   PEPL and its subsidiaries
COO                                                        Chief Operating Officer
CrossCountry  Citrus                                   CrossCountry Citrus, LLC
Energy Transfer                                           Energy Transfer Partners, LP
EPA                                                         Environmental Protection Agency
Exchange Act                                               Securities Exchange Act of 1934, as amended
FASB                                                            Financial Accounting Standards Board
FERC                                                             Federal Energy Regulatory Commission
Florida Gas                                                    Florida Gas Transmission Company, LLC
GAAP                                                          Accounting principles generally accepted in the United States of America
HAPs                                                             Hazardous air pollutants
HCAs                                                            High consequence areas
IEPA                                                       Illinois Environmental Protection Agency
IPCB                                                              Illinois Pollution Control Board
KDHE                                                           Kansas Department of Health and Environment
LNG                                                         Liquefied Natural Gas
LNG Holdings                                               Trunkline LNG Holdings, LLC
MACT                                                           Maximum achievable control technology
MMcf/d                                                         Million cubic feet per day
Panhandle                                                     PEPL and its subsidiaries
PCBs                                                              Polychlorinate biphenyls
PEPL                                                              Panhandle Eastern Pipe Line Company, LP
PRPs                                                              Potentially responsible parties
SARs                                                             Stock appreciation rights
Sea Robin                                                      Sea Robin Pipeline Company, LLC
SEC                                                         Securities Exchange Commission
Southern Union                                          Southern Union Company and its subsidiaries
Southwest Gas                                             Pan Gas Storage, LLC (d.b.a. Southwest Gas)
SPCC                                                            Spill Prevention Control and Countermeasure
TBtu                                                       Trillion British thermal units
TCEQ                                                            Texas Commission on Environmental Quality
Transwestern                                                Transwestern Pipeline Company, LLC
Trunkline                                                       Trunkline Gas Company, LLC
Trunkline LNG                                              Trunkline LNG Company, LLC

PART I

ITEM 1. Business.

Our Business

Introduction.  PEPL, a Delaware limited partnership, is an indirect wholly-owned subsidiary of Southern Union Company.  The Company is subject to the rules and regulations of the FERC.  The Company’s entities include the following:

•	PEPL, an indirect wholly-owned subsidiary of Southern Union Company;
•	Trunkline, a direct wholly-owned subsidiary of PEPL;
•	Sea Robin, an indirect wholly-owned subsidiary of PEPL;
•	LNG Holdings, an indirect wholly-owned subsidiary of PEPL;
•	Trunkline LNG, a direct wholly-owned subsidiary of LNG Holdings; and
•	Southwest Gas, a direct wholly-owned subsidiary of PEPL.

Services.  The Company owns and operates a large natural gas open-access interstate pipeline network.  The pipeline network, consisting of the PEPL transmission system, the Trunkline transmission system and the Sea Robin transmission system, serves customers in the Midwest and Southwest with a comprehensive array of transportation and storage services.  PEPL’s transmission system consists of four large diameter pipelines extending approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through Missouri, Illinois, Indiana, Ohio and into Michigan.  Trunkline’s transmission system consists of two large diameter pipelines extending approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through Arkansas, Mississippi, Tennessee, Kentucky, Illinois and Indiana to a point on the Indiana-Michigan border.  Sea Robin’s transmission system consists of two offshore Louisiana natural gas supply systems extending approximately 81 miles into the Gulf of Mexico.  In connection with its gas transmission and storage systems, the Company has five gas storage fields located in Illinois, Kansas, Louisiana, Michigan and Oklahoma.  Southwest Gas operates four of these fields and Trunkline operates one.  Through Trunkline LNG, the Company owns and operates an LNG terminal in Lake Charles, Louisiana.

Panhandle earns most of its revenue by entering into firm transportation and storage contracts, providing capacity for customers to transport or store natural gas, or LNG, in its facilities.  The Company provides firm transportation services under contract to local distribution company customers and their affiliates, gas marketers, producers, other pipelines, electric power generators and a variety of end-users.  The Company’s pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis.  Demand for gas transmission on the Company’s pipeline systems is seasonal, with the highest throughput and a higher portion of annual total operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters.  Average reservation revenue rates realized by the Company are dependent on certain factors, including but not limited to rate regulation, customer demand for reserved capacity, capacity sold levels for a given period and, in some cases, utilization of capacity.  Commodity revenues, which are more short-term sensitive in nature, are dependent upon a number of variable factors including weather, storage levels, and customer demand for firm and interruptible services, including parking services.  The majority of Panhandle’s revenues are related to firm capacity reservation charges.

The following table provides a summary of transportation volumes (in TBtu) associated with the reported results of operations for the periods presented:

	Year Ended December 31,
	2008	2007	2006

PEPL	702	662	579
Trunkline	643	648	486
Sea Robin	126	144	115
Trunkline LNG Usage Volumes	9	261	149

The following table provides a summary of certain statistical information associated with the Company at December 31, 2008:

As of
December 31,
2008
Approximate Miles of Pipelines
PEPL	6,000
Trunkline	3,500
Sea Robin	400
Peak Day Delivery Capacity (Bcf/d)
PEPL	2.8
Trunkline	1.7
Sea Robin	1.0
Trunkline LNG	2.1
Trunkline LNG Sustainable Send Out Capacity (Bcf/d)	1.8
Underground Storage Capacity-Owned (Bcf)	68.1
Underground Storage Capacity-Leased (Bcf)	32.3
Trunkline LNG Terminal Storage Capacity (Bcf)	9.0
Approximate Average Number of Transportation Customers	500
Weighted Average Remaining Life in Years of Firm Transportation Contracts
PEPL	5.8
Trunkline	8.3
Sea Robin (1)	N/A
Weighted Average Remaining Life in Years of Firm Storage Contracts
PEPL	8.6
Trunkline	2.9

___________________
(1)	Sea Robin’s contracts are primarily interruptible, with only four firm contracts in place.

Recent System Enhancements

LNG Terminal Enhancement. The Company commenced construction of an enhancement at its Trunkline LNG terminal in February 2007.  This infrastructure enhancement project will increase send out flexibility at the terminal and lower fuel costs.  Recent cost projections indicate the construction costs will be approximately $430 million, plus capitalized interest.  The revised cost estimate reflects increases in the quantities and cost of materials required, higher contract labor costs, including reduced productivity due to an August 2008 tropical storm and two September 2008 hurricanes, and an allowance for additional contingency funds, if needed.  The negotiated rate with the project’s customer, BG LNG Services, will be adjusted based on final capital costs pursuant to a contract-based formula.  The project is currently expected to be in operation in the third quarter of 2009.  In addition, Trunkline LNG and BG LNG Services agreed to extend the existing terminal and pipeline services agreements to coincide with the infrastructure enhancement project contract, which runs 20 years from the in-service date.  Approximately $351.3 million and $178.3 million of costs, including capitalized interest, are included in the line item Construction work-in-progress at December 31, 2008 and 2007, respectively.

Compression Modernization. The Company has received approval from FERC to modernize and replace various compression facilities on PEPL.   Four stations have been completed as of December 31, 2008. Construction activities at two compressor stations are in progress and planned to be completed by the end of 2010, with the remaining cost for these stations estimated at approximately $43 million, plus capitalized interest. Approximately $19.7 million and $124.7 million of costs related to these projects are included in the line item Construction work-in-progress at December 31, 2008 and 2007, respectively.

Trunkline Field Zone Expansion.  Trunkline completed construction on its field zone expansion project with the majority of the project put into service in late December 2007 and the remainder placed in-service in February 2008.  The expansion project included the north Texas expansion and creation of additional capacity on Trunkline’s pipeline system in Texas and Louisiana to increase deliveries to Henry Hub.  Trunkline has increased the capacity along existing rights-of-way from Kountze, Texas to Longville, Louisiana by approximately 625 MMcf/d with the construction of approximately 45 miles of 36-inch diameter pipeline.  The project included horsepower additions and modifications at existing compressor stations.  Trunkline has also created additional capacity to Henry Hub with the construction of a 13.5 mile, 36-inch diameter pipeline loop from Kaplan, Louisiana directly into Henry Hub.  The Henry Hub lateral provides capacity of 1 Bcf/d from Kaplan, Louisiana to Henry Hub.  Approximately $99.4 million and $178.3 million of costs for this project were closed to Plant in service in 2008 and 2007, respectively.

For information related to ongoing and potential expansion projects of the Company, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Significant Customers.  The following table provides the percentage and related average contract lives of the Company’s significant customers at December 31, 2008:

	Percent of	Weighted
	Revenues	Average Life
	For Year Ended	of Firm Contracts at
Customer	December 31, 2008	December 31, 2008

BG LNG Services	23%	15 years (LNG, transportation)
ProLiance	12	9.6 years (transportation) 13.9 years (storage)
Other top 10 customers	26	N/A
Remaining customers	39	N/A
Total percentage	100%

The Company’s customers are subject to change during the year as a result of capacity release provisions that allow customers to release all or part of their capacity, which generally occurs for a limited time period.  Under the terms of the Company’s tariffs, a temporary capacity release does not relieve the original customer from its payment obligations if the replacement customer fails to pay.

Regulation

The Company is subject to regulation by various federal, state and local governmental agencies, including those specifically described below.  See also Item 1. Business – Environmental, Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data, Note 3 – Regulatory Matters.

FERC has comprehensive jurisdiction over PEPL, Trunkline, Sea Robin, Trunkline LNG and Southwest Gas as natural gas companies within the meaning of the Natural Gas Act of 1938.  For natural gas companies, FERC’s jurisdiction relates, among other things, to the acquisition, operation and disposition of assets and facilities and to the service provided and rates charged.

FERC has authority to regulate rates and charges for transportation and storage of natural gas in interstate commerce.  FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of service using such facilities.  PEPL, Trunkline, Sea Robin, Trunkline LNG and Southwest Gas hold certificates of public convenience and necessity issued by FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

The following table summarizes the status of the rate proceedings applicable to the Company:

Date of Last
Company	Rate Filing	Rate Proceedings Status

PEPL	May 1992	Settlement effective April 1997
Trunkline	January 1996	Settlement effective May 2001
Sea Robin	June 2007	Settlement effective December 2008
Trunkline LNG	June 2001	Settlement effective January 2002 (1)
Southwest Gas Storage	August 2007	Settlement effective February 2008

_______________
(1)	Settlement provided for a rate moratorium through 2015.

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

Federal and state regulation of natural gas interstate pipelines has changed dramatically in the last two decades and could continue to change over the next several years.  These regulatory changes have resulted, and will likely continue to result, in increased competition in the pipeline business.  In order to meet these challenges, the Company will need to adapt its marketing strategies, the types of transportation and storage services provided and its pricing and rates to address competitive forces.

FERC may authorize the construction of new interstate pipelines that are competitive with existing pipelines.  Recently, Kinder Morgan completed its Rockies Express Pipeline project (REX) to transport large volumes of natural gas to the Midwest from the Rockies.  REX is in the process of completing an expansion of its pipeline to make deliveries beyond the Midwest to Ohio, and potentially beyond.  These pipelines and expansions could potentially compete with the Company.

The Company’s direct competitors include Alliance Pipeline LP, ANR Pipeline Company, Natural Gas Pipeline Company of America, ONEOK Partners, Texas Gas Transmission Corporation, Northern Natural Gas Company, Vector Pipeline, Columbia Gulf Transmission and Midwestern Gas Transmission.

Environmental

The Company’s operations are subject to federal, state and local laws and regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters.  These laws and regulations require the Company to conduct its operations in a specified manner and to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Failure to comply with environmental requirements may expose the Company to significant fines, penalties and/or interruptions in operations.  The Company’s environmental policies and procedures are designed to achieve compliance with such laws and regulations.  These evolving laws and regulations and claims for damages to property, employees, other persons and the environment resulting from current or past operations may result in significant expenditures and liabilities in the future.  The Company engages in a process of updating and revising its procedures for the ongoing evaluation of its operations to identify potential environmental exposures and enhance compliance with regulatory requirements.  For additional information concerning the impact of environmental regulation on the Company, see Item 8. Financial Statements and Supplementary Data, Note 11 – Commitments and Contingencies.

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

Employees

At December 31, 2008, the Company had 1,179 employees.  Of these employees, 214 were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International AFL-CIO, CLC.  The current union contract expires on May 27, 2009.

Available Information

PEPL files annual, quarterly and special reports and other information with the SEC as required.  Any document that PEPL files with the SEC may be read or copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for information on the public reference room.  PEPL’s SEC filings are also available at the SEC’s website at http://www.sec.gov and through its parent Southern Union’s website at http://www.sug.com.  The information on Southern Union’s website is not incorporated by reference into and is not made a part of this report.

ITEM 1A. Risk Factors.

The risks and uncertainties described below are not the only ones faced by the Company.  Additional risks and uncertainties that the Company is unaware of, or that it currently deems immaterial, may become important factors that affect it.  If any of the following risks occur, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

The Company has substantial debt and may not be able to obtain funding or obtain funding on acceptable terms because of deterioration in the credit and capital markets.  This may hinder or prevent the Company from meeting its future capital needs.

The Company has a significant amount of debt outstanding.  As of December 31, 2008, consolidated debt on the Consolidated Balance Sheet totaled $1.93 billion outstanding, compared to total capitalization (long and short term debt plus partners’ capital) of $3.24 billion.

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

The Company relies on access to both short-term and long-term credit as a significant source of liquidity for capital requirements not satisfied by the cash flow from its operations.  A deterioration in the Company’s financial condition could hamper its ability to access the capital markets.

Global financial markets and economic conditions have been, and may continue to be, disrupted and volatile.  The debt and equity capital markets have been exceedingly distressed.  These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and may continue to make, it more difficult to obtain funding.

As a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to current debt and reduced and, in some cases, ceased to provide funding to borrowers.

Due to these factors, the Company cannot be certain that funding will be available if needed and, to the extent required, on acceptable terms.  If funding is not available when needed, or is available only on unfavorable terms, the Company may be unable to refinance its debt, grow its existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company’s revenues and results of operations.

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

The Company plans to repay its $60.6 million 6.50% Senior Notes maturing in July 2009.  Alternatively, should the Company not be successful in its debt retirement efforts, the Company may choose to refinance or retire such debt upon maturity by utilizing some combination of cash flows from operations, altering the timing of controllable cash flows or from repayments from Southern Union of intercompany loans.  The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets and market expectations regarding the Company's future earnings and cash flows, that it will be able to refinance and/or retire this obligation under acceptable terms prior to its maturity.  In the event the Company is unable to retire the $60.6 million of debt due in July 2009, there can be no assurance that the Company would be able to achieve acceptable refinancing terms in any negotiation of new capital market debt or bank financings.

Credit ratings downgrades could increase the Company’s financing costs and limit its ability to access the capital markets.

As of December 31, 2008, the Company’s debt is rated Baa3 by Moody's Investor Services, Inc., BBB- by Standard & Poor's and BBB by Fitch Ratings.  If the Company’s credit ratings are downgraded below investment grade or if there are times when it is placed on "credit watch," both borrowing costs and the costs of maintaining certain contractual relationships could increase.  The Company’s credit rating can be impacted by the credit rating and activities of its parent company, Southern Union Company.  Thus, adverse impacts to Southern Union and its activities, which may include activities unrelated to the Company may have adverse impacts on the Company’s credit rating and financing and operating costs.

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

The Company’s operations are subject to all operating hazards and risks incident to handling, storing, transporting and providing customers with natural gas, including adverse weather conditions, explosions, pollution, release of toxic substances, fires and other hazards, each of which could result in damage to or destruction of its facilities or damage to persons and property.  If any of these events were to occur, the Company could suffer substantial losses.  Moreover, as a result, the Company has been, and likely will be, a defendant in legal proceedings and litigation arising in the ordinary course of business.  Although the Company maintains insurance coverage, such coverage may be inadequate to protect the Company from all expenses related to these risks.

The inability to continue to access independently owned and publicly owned lands could adversely affect the Company’s ability to operate and/or expand its pipeline business.

The ability of Panhandle to operate in certain geographic areas will depend on its success in maintaining existing rights-of-way and obtaining new rights-of-way. Securing additional rights-of-way is also critical to the Company’s ability to pursue expansion projects.  Even though Panhandle generally has the right of eminent domain, the Company cannot assure that it will be able to acquire all of the necessary new rights-of-way or maintain access to all existing rights-of-way upon the expiration of the current grants or that all of the rights-of-way will be obtainable in a timely fashion. The Company’s financial position could be adversely affected if the costs of new or extended rights-of-way grants materially increase or the Company is unable to obtain or extend the rights-of-way grants timely.

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

Costs and obligations also can arise from claims for toxic torts and natural resource damages or from releases of hazardous materials on other properties as a result of ongoing operations or disposal of waste.  Compliance with amended, new or more stringently enforced existing environmental requirements, or the future discovery of contamination, may require material unbudgeted expenditures.  These costs or expenditures could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows, particularly if such costs or expenditures are not fully recoverable from insurance or through the rates charged to customers or if they exceed any amounts that have been reserved.

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

The Company’s transportation and storage business is subject to regulation by federal, state and local regulatory authorities.  FERC, the U.S. Department of Transportation and various state and local regulatory agencies regulate the interstate pipeline business.  In particular, FERC has authority to regulate rates charged by the Company for the transportation and storage of natural gas in interstate commerce.  FERC also has authority over the construction, acquisition, operation and disposition of these pipeline and storage assets.  In addition, the U.S. Coast Guard has oversight over certain issues related to the importation of LNG.

The Company’s rates and operations are subject to extensive regulation by federal regulators as well as the actions of Congress and state legislatures and, in some respects, state regulators.  The Company cannot predict or control what effect future actions of regulatory agencies may have on its business or its access to the capital markets.  Furthermore, the nature and degree of regulation of natural gas companies has changed significantly during the past 25 years and there is no assurance that further substantial changes will not occur or that existing policies and rules will not be applied in a new or different manner.  Should new and more stringent regulatory requirements be imposed, the Company’s business could be unfavorably impacted and the Company could be subject to additional costs that could adversely affect its financial condition or results of operations if these costs are deemed unrecoverable in rates.

The Company’s transportation and storage business is influenced by fluctuations in costs, including operating costs such as insurance, postretirement and other benefit costs, wages, outside contractor services costs and other operating costs.  The profitability of regulated operations depends on the business’ ability to collect such increased costs as part of the rates charged to its customers.  To the extent that such operating costs increase in an amount greater than that for which revenue is received, or for which rate recovery is allowed, this differential could impact operating results.  The lag between an increase in costs and the ability of the Company to file to obtain rate relief from FERC to recover those increased costs can have a direct negative impact on operating results.  As with any request for an increase in rates in a regulatory filing, once granted, the rate increase may not be adequate.  In addition, FERC may prevent the business from passing along certain costs in the form of higher rates.

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

The success of the pipeline business depends, in part, on factors beyond the Company’s control.

Third parties own most of the natural gas transported and stored through the pipeline systems operated by the Company.  As a result, the volume of natural gas transported and stored depends on the actions of those third parties and is beyond the Company’s control.  Further, other factors beyond the Company’s and those third parties’ control may unfavorably impact the Company’s ability to maintain or increase current transmission and storage rates, to renegotiate existing contracts as they expire or to remarket unsubscribed capacity.

The success of the Company depends on the continued development of additional natural gas reserves in the vicinity of its facilities and its ability to access additional reserves to offset the natural decline from existing wells connected to its system.

The amount of revenue generated by the Company ultimately depends upon its access to reserves of available natural gas.  As the reserves available through the supply basins connected to the Company’s system naturally decline, a decrease in development or production activity could cause a decrease in the volume of natural gas available for transmission.  Investments by third parties in the development of new natural gas reserves connected to the Company’s facilities depend on many factors beyond the Company’s control.

Fluctuations in energy commodity prices could adversely affect the business of the Company.

If natural gas prices in the supply basins connected to the pipeline systems of the Company are higher than prices in other natural gas producing regions able to serve the Company’s customers, the volume of gas transported by the Company may be negatively impacted.  Natural gas prices can also affect customer demand for the various services provided by the Company.

The pipeline business of the Company is dependent on a small number of customers for a significant percentage of its sales.

The Company’s top three customers accounted for 42 percent of its 2008 revenue.  The loss of any one or more of these customers could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The financial soundness of the Company’s customers could affect its business and operating results.

As a result of the disruptions in the financial markets and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, the Company’s customers may experience cash flow concerns.  As a result, if customers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, accounts receivable owed to the Company.  Any inability of the Company’s customers to pay for services may adversely affect the Company’s financial condition, results of operations and cash flows.

The pipeline revenues of the Company are generated under contracts that must be renegotiated periodically.

The pipeline revenues of the Company are generated under natural gas transportation contracts that expire periodically and must be replaced.  At December 31, 2008, the weighted-average remaining life of transportation and storage contracts was approximately 7.2 years and 8.2 years, respectively, with some contracts expiring each year.  Although the Company will actively pursue the renegotiation, extension and/or replacement of all of its contracts, it cannot assure that it will be able to extend or replace these contracts when they expire or that the terms of any renegotiated contracts will be as favorable as the existing contracts.  If the Company is unable to renew, extend or replace these contracts, or if the Company renews them on less favorable terms, it may suffer a material reduction in revenues and earnings.

The Company is exposed to the credit risk of its customers in the ordinary course of business.

Transportation service contracts obligate customers to pay charges for reservation of capacity, or reservation charges, regardless of whether they transport natural gas on the pipeline system.  Customers with natural gas imbalances on the pipeline system may also owe natural gas to the Company.  As a result, the Company’s profitability will depend upon the continued financial performance and creditworthiness of its customers rather than just upon the amount of capacity provided under service contracts.

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

During 2007 and 2008, the domestic energy industry experienced an unprecedented level of expansion activity, including new natural gas and LNG pipelines and compression infrastructure projects.  In such an environment, requirements for material, equipment and construction resources could be constrained and result in significant industry-wide cost increases.  While the Company’s project cost estimates include provisions for cost escalation, future costs are uncertain.  Further, the Company’s construction productivity was adversely affected in 2007 and 2008 by contractor employee turnover and shortages of experienced contractor staff, as well as other factors beyond the Company’s control, such as weather conditions.  These factors could affect the ultimate cost and timing of the Company’s expansion projects.

Cautionary Factors That May Affect Future Results

The disclosure and analysis in this Form 10-K contains forward-looking statements that set forth anticipated results based on management’s plans and assumptions.  From time to time, the Company also provides forward-looking statements in other materials it releases to the public as well as oral forward-looking statements.  Such statements give the Company’s current expectations or forecasts of future events; they do not relate strictly to historical or current facts.  The Company has tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance.  In particular, these include statements relating to future actions, future performance or results of current and anticipated services, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

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

The Company undertakes no obligation to update publicly forward-looking statements, whether as a result of new information, future events or otherwise.  Readers are advised, however, to consult any further disclosures the Company makes on related subjects in its Form 10-K, Form 10-Q and Form 8-K reports to the SEC.  Also note that the Company provides the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its businesses.  These are factors that, individually or in the aggregate, management believes could cause the Company’s actual results to differ materially from expected and historical results.  The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  Readers should understand that it is not possible to predict or identify all such factors.  Consequently, readers should not consider the following to be a complete discussion of all potential risks or uncertainties.

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

•	changes in the ratings of the debt securities of the Company or any of its subsidiaries;
•	changes in interest rates and other general capital markets conditions, and in the Company’s ability to continue to access the capital markets;
•	acts of nature, sabotage, terrorism or other acts causing damage greater than the Company’s insurance coverage limits;
•	market risks beyond the Company’s control affecting its risk management activities including market liquidity, commodity price volatility and counterparty creditworthiness; and
•	other risks and unforeseen events.

ITEM 1B.  Unresolved Staff Comments.

N/A

ITEM 2. Properties.

See Item 1. Business for information concerning the general location and characteristics of the important physical properties and assets of the Company.

ITEM 3. Legal Proceedings.

The Company and certain of its affiliates are occasionally parties to lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing.  The Company and its affiliates are also subject to various federal, state and local laws and regulations relating to the environment, as described in Item 1. Business – Regulation.  See also Item 8. Financial Statements and Supplementary Data, Note 3 – Regulatory Matters and Note 11 – Commitments and Contingencies for a discussion of the Company’s legal proceedings.  Also see Item 1A. Risk Factors – Cautionary Factors That May Affect Future Results.

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

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations.  The following section includes an overview of the Company’s business as well as recent developments that management of the Company believes are important in understanding its results of operations, and to anticipate future trends in those operations.  Subsequent sections include an analysis of the Company’s results of operations on a consolidated basis and information relating to the Company’s liquidity and capital resources, quantitative and qualitative disclosures about market risk and other matters.  The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K.  The Notes to Consolidated Financial Statements contain information that is pertinent to the analysis of the Company’s financial condition and its results of operations, including a discussion of the Company’s significant accounting policies.

Overview

The Company’s business purpose is to provide natural gas transportation and storage in a safe, efficient and dependable manner.  The Company operates approximately 10,000 miles of interstate pipelines that transport up to 5.5 Bcf/d of natural gas.  For additional information related to the Company’s line of business, locations of operations and services provided, see Item 1. Business.

The Company’s business is conducted through both short- and long-term contracts with customers.  Shorter-term contracts, which can increase the volatility of revenues, are driven by changes in market conditions and competition with other pipelines, changing supply sources and volatility in natural gas prices.  Since the majority of the Company’s revenues are related to firm capacity reservation charges, changes in commodity prices and volumes transported do not have as significant an impact on revenues over the short-term.  However, longer-term demand for capacity may be affected by changes in commodity prices and volumes transported.  Over the past several years, the weighted average life of contracts has actually trended somewhat higher as customers have exhibited an increased focus in securing longer-term supply and related transport capacity from the supply and market areas served by the Company.  For additional information concerning the Company’s related risk factors and the weighted average remaining lives of firm transportation and storage contracts, see Item 1A. Risk Factors and Item 1. Business, respectively.

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

Results of Operations

The following table illustrates the results of operations of the Company for the periods presented:

	Years Ended December 31,
	2008	2007
	(In thousands)
Operating revenue:
Transportation and storage of natural gas	$582,942	$511,340
LNG terminalling revenue	128,950	135,447
Other revenue	9,748	11,659
Total operating revenue	721,640	658,446

Operating expenses:
Operation, maintenance and general	276,174	254,986
Depreciation and amortization	103,807	85,641
Taxes, other than on income	32,059	29,698
Total operating expenses	412,040	370,325

Operating income	309,600	288,121

Other income (expense):
Interest expense	(89,057)	(82,551)
Other, net	26,663	41,172
Total other expense, net	(62,394)	(41,379)

Earnings before income taxes	247,206	246,742

Income taxes	96,532	96,318

Net earnings	$150,674	$150,424

Operating Revenue.  For the year ended December 31, 2008, operating revenue increased $63.2 million versus the same time period in 2007 primarily as the result of:
•	Increased transportation and storage revenue of $71.6 million primarily attributable to:
o
Higher transportation reservation revenues of $49.1 million primarily due to the phased completion of the Trunkline Field Zone Expansion project during the period from December 2007 to February 2008 and reduced discounting resulting in higher average rates realized on contracts driven by higher customer demand, and approximately $1.2 million of additional revenues attributable to the extra day in the 2008 leap year;

o
Higher transportation commodity revenues of $7.1 million primarily due to a rate increase on Sea Robin, net of related customer liability refund provisions and the impact of approximately $4.1 million of lower revenues attributable to reduced volumes flowing after Hurricane Ike;

o	Higher parking revenues of $8.2 million resulting from customer demand for parking services and market conditions; and
o	Higher storage revenues of $6.7 million primarily due to increased leased storage capacity.
•	A $6.5 million decrease in LNG terminalling revenue due to lower volumes from decreased LNG cargoes during 2008.

Operating Expenses.  Operating expenses for the year ended December 31, 2008 increased $41.7 million versus the same period in 2007 primarily as the result of:
•	Higher operation, maintenance and general expenses of $21.2 million primarily attributable to:
o	Expense of $13.5 million related to damages to the Company’s facilities resulting from Hurricanes Gustav and Ike;
o	A $10.2 million increase in contract storage costs resulting from an increase in leased storage capacity;
o	A $4 million increase in insurance costs primarily due to higher property premiums;
o	A $3.5 million net increase in labor primarily due to merit increases;
o	A $5.7 million decrease in fuel tracker costs primarily due to a net over-recovery in 2008 versus a net under-recovery in 2007; and
o	A $5.5 million decrease in LNG power costs resulting from a reduced number of LNG cargoes during 2008.
•
Increased depreciation and amortization expense of $18.2 million due to a $387.8 million increase in property, plant and equipment placed in service after December 31, 2007.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, primarily from the LNG terminal infrastructure enhancement and compression modernization projects and other capital expenditures; and

•
Increased taxes, other than on income, of $2.4 million primarily due to higher property taxes attributable to higher property tax assessments resulting from increased earnings, partially offset by lower compressor fuel tax on a reduced number of LNG cargoes.

Other Income (Expense). Other income, net expense for the year ended December 31, 2008 increased $21million versus the same period in 2007 primarily as a result of:
•
Higher interest expense of $6.5 million primarily attributable to the $400 million 7.00% Senior Notes issued in June 2008 and the $300 million 6.20% Senior Notes issued in October 2007, partially offset by lower interest expense resulting from the retirement of the $300 million 4.80% Senior Notes in August 2008, lower interest rates on the Company’s variable rate debt, and higher capitalized interest attributable to higher average capital project balances outstanding in 2008 compared to 2007; and

•
A decrease in Other, net income of $14.5 million primarily due to lower interest income associated with the affiliate note receivables resulting from lower LIBOR rates in the 2008 period compared to the 2007 period.

Income Taxes.  The Company’s EITR was 39 percent for both the year ended December 31, 2008 and 2007.  Income taxes during the year ended December 31, 2008, versus the same period in 2007, increased $214,000 due to higher pretax income.

Liquidity and Capital Resources

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The $168.1 million working capital deficit at December 31, 2008, which includes $60.6 million of current debt obligations, is expected to be funded by cash flows from operations, from repayments from Southern Union of intercompany loans and from new capital market debt or bank financings.  Based on the Company’s current level of operations, management believes that cash flow from operations, available existing cash, and other sources, including liquid working capital and new borrowings, will be adequate to meet liquidity needs for the next several years, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations.  See “Retirement of Debt Obligations” for information related to the Company’s plans to refinance its 2009 debt obligation.

Operating Activities.  Cash generated from internal operations constitutes the Company’s primary source of liquidity.  Additional sources of liquidity include use of affiliate note receivables, project and bank financings, issuance of long-term debt and proceeds from asset dispositions.

Cash flows provided by operating activities were $297.6 million for the year ended December 31, 2008 compared with cash flows provided by operating activities of $263.1 million for the same period in 2007, resulting in an increase in cash of $34.4 million in 2008 compared to 2007.  Changes in operating assets and liabilities contributed cash of $781,000 in 2008 and used cash of $2.1 million in 2007, resulting in an increase of cash from changes in operating assets and liabilities of $2.9 million in 2008 compared to 2007.

Investing Activities.  The Company’s business strategy includes making prudent capital expenditures across its base of interstate transmission assets.  Changes in cash flow resulting from investing activities associated with these objectives are significantly impacted by the ongoing expansion of the Company’s existing asset base through additions to property, plant and equipment.  Historically, the Company has utilized its operating cash flow to satisfy its general capital requirements and has accessed the capital markets only for extraordinary capital expenditures.

Cash flows used in investing activities for the year ended December 31, 2008 decreased by $169.6 million versus the same time period in 2007.  Such decrease in cash outlays by the Company within investing activities is primarily due to the impact of $134.2 million of higher net intercompany loan payments to the Company and lower capital expenditures of $47.7 million in the 2008 period versus the 2007 period.  See Note 4 – Related Party Transactions for additional related information.

The following table presents a summary of property, plant and equipment additions related to major projects.

	Years Ended December 31,
Property, Plant and Equipment Additions	2008	2007	2006
	(In thousands)

LNG Terminal Expansions/Enhancements	$157,325	$133,469	$57,045
Trunkline Field Zone Expansion	72,276	185,180	12,314
East End Enhancement	35,062	80,249	52,102
Compression Modernization	56,288	81,687	11,642
Other, primarily pipeline integrity, system
reliability, information technology, air
emission compliance and hurricane expenditures	113,053	110,568	111,718
Total (1)	$434,004	$591,153	$244,821

___________________
(1)	Includes net period changes in capital accruals totaling $(24.6) million, $71.2 million and $15.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Principal Capital Expenditure Projects

See Item 1. Business – Recent System Enhancements for a summary of the Company’s major 2008 and ongoing capital expenditure projects.

2008 Hurricane Damage.  In September 2008, Hurricanes Gustav and Ike came ashore on the Louisiana and Texas coasts.  Offshore facilities, including Sea Robin and Trunkline’s Terrebonne system, suffered damage to several platforms and are continuing to experience reduced volumes.

With respect to the Company’s damage assessments associated with Hurricane Gustav, the Company believes the capital expenditure impact related to the hurricane was insignificant.  As such amount and the related expense estimate of approximately $3 million is expected to be below the Company’s $10 million property insurance deductible, the Company does not expect any of the repair and replacement costs associated with Hurricane Gustav will be reimbursed by its property insurance carrier.

With respect to the Company’s ongoing damage assessments associated with Hurricane Ike, the Company currently estimates that capital expenditures relating to the hurricane will total approximately $125 million in the period 2008 through 2010.  This estimate is subject to further revision as the assessment of the damage to the Company’s facilities is ongoing.  Of this amount, approximately $23 million was incurred as of December 31, 2008.  The Company anticipates reimbursement from its property insurance carrier for a significant portion of the damages in excess of its $10 million deductible; however, the recoverable amount is subject to pro rata reduction to the extent that the level of total accepted claims from all insureds exceeds the carrier’s $750 million aggregate exposure limit.  The Company’s insurance provider has announced that it expects to reach the $750 million aggregate exposure limit and currently estimates the payout amount will not exceed 84 percent based on estimated claim information it has received.  The final amount of any applicable pro rata reduction cannot be determined until the Company’s insurance provider has received and assessed all claims.

Potential Sea Robin Impairment.  Sea Robin, comprised primarily of offshore facilities, suffered damage related to several platforms from Hurricane Ike.  The Company currently estimates $80 million of the total estimated capital expenditures of $125 million to replace property and equipment damaged by Hurricane Ike are related to Sea Robin.  This estimate is subject to further revision as the damage assessment is ongoing.  The Company anticipates reimbursement from its property insurance carrier for its damages in excess of its $10 million deductible, except for certain expenditures not reimbursable under the insurance policy terms.  To the extent the Company’s capital expenditures are not recovered through insurance proceeds, its net investment in Sea Robin’s property and equipment would increase without necessarily generating additional revenues unless the incremental costs are recovered through future rate proceedings.  If the amount of Sea Robin’s insurance reimbursements are significantly reduced from the currently estimated maximum 84 percent payout limit amount or it experiences other adverse developments incrementally impacting the Company’s related net investment or anticipated future cash flows that are not remedied through rate proceedings, the Company could potentially be required to record an impairment of its net investment in Sea Robin pursuant to FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (Statement No. 144).  As of December 31, 2008, the Company’s impairment analysis of Sea Robin, which consisted of a comparison of estimated undiscounted cash flows to the carrying value of Sea Robin, indicated no recoverability issues were evident.

2005 Hurricane Damage.  Late in the third quarter of 2005, Hurricane Rita came ashore along the Upper Gulf Coast.  Hurricane Rita caused damage to property and equipment owned by Sea Robin, Trunkline and Trunkline LNG.  The Company has filed approximately $34 million of eligible damage claims related to Hurricane Rita, primarily amounts for repairs, replacement or abandonment of damaged property and equipment at Sea Robin and Trunkline. The Company’s property insurance carrier has accepted these claims and the Company has received reimbursement for a significant portion of the damages in excess of the $5 million deductible in effect in 2005.  The ultimate reimbursement is currently estimated by the Company’s property insurance carrier to ultimately be limited to 70 percent of the portion of the claimed damages accepted by the insurance carrier, based on a pro rata reduction to the extent accepted claims exceeded the carrier’s $1 billion aggregate exposure limit.  As of December 31, 2008, the Company has received payments of $14.8 million from its insurance carrier, representing a 55 percent payout of the maximum 70 percent payout ultimately expected to be received on eligible claims after application of the $5 million deductible.  No additional receivables due from the insurance carrier have been recorded as of December 31, 2008 relating to claims for Hurricane Rita.

Financing Activities. Cash flows provided by financing activities for the year ended December 31, 2008 decreased by $204.1 million versus the same period in 2007 primarily due to net debt issuances of $45.3 million in 2008 versus $240.9 million in 2007.

As of December 31, 2008, the Company’s debt was rated Baa3 by Moody’s Investor Services, Inc., BBB- by Standard & Poor’s and BBB by Fitch Ratings.  The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens.  At December 31, 2008, the Company, based on the currently most restrictive debt covenant requirements, was subject to a $822.8 million limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $363.9 million of additional secured or subsidiary level indebtedness or other defined liens based on a limitation on liens covenant.  The Company is also subject to a limitation of $490.4  million of total additional indebtedness.  If the Company’s debt ratings by Moody’s Investor Services, Inc. were to fall below Baa3 or if its debt ratings by Standard & Poor’s were to fall below BBB-, then the allowable restricted payments would be reduced to $305.1 million.  At December 31, 2008, the Company was in compliance with all covenants.

7.00% Senior Notes due 2018.  In June 2008, the Company issued $400 million in senior notes due June 15, 2018 with an interest rate of 7.00 percent (7.00% Senior Notes).  In connection with the issuance of the 7.00% Senior Notes, the Company incurred underwriting costs and debt discount totaling approximately $4.1 million, resulting in approximately $395.9 million in proceeds to the Company.  The proceeds were initially loaned to Southern Union Company under the demand note between the Company and Southern Union Company.  Such advanced amounts were repaid by Southern Union to the Company and used to repay the $300 million of 4.80% Senior Notes due August 15, 2008.

6.20% Senior Notes.  On October 26, 2007, the Company issued $300 million in senior notes due November 1, 2017 with an interest rate of 6.20 percent (6.20% Senior Notes).  In connection with the issuance of the 6.20% Senior Notes, the Company incurred underwriting and discount costs of approximately $2.7 million.  The debt was priced to the public at 99.741 percent, resulting in $297.3 million in proceeds to the Company.  The proceeds were initially loaned to Southern Union under a demand note between the Company and Southern Union, and were used to repay approximately $246 million outstanding under Southern Union’s credit facilities.  The remaining proceeds of $51.3 million were initially invested by Southern Union and subsequently utilized to fund working capital obligations.  Such advanced amounts have been subsequently repaid by Southern Union to the Company and were used to fund ongoing capital projects and for general corporate purposes.

LNG Holdings Term Loans.  On March 15, 2007, LNG Holdings, as borrower, and PEPL and Trunkline LNG, as guarantors, entered into a $455 million unsecured term loan facility due March 13, 2012 (2012 Term Loan).  The interest rate under the 2012 Term Loan is a floating rate tied to a LIBOR rate or prime rate at the Company’s option, in addition to a margin tied to the rating of PEPL’s senior unsecured debt.  The proceeds of the 2012 Term Loan were used to repay approximately $455 million in existing indebtedness that matured in March 2007, including the $200 million 2.75% Senior Notes and the LNG Holdings $255.6 million Term Loan.  LNG Holdings has entered into interest rate swap agreements that effectively fixed the interest rate applicable to the 2012 Term Loan at 4.98 percent plus a credit spread of 0.625 percent, based upon PEPL’s credit rating for its senior unsecured debt.  The balance of the 2012 Term Loan was $455 million at December 31, 2008 and 2007, respectively.  See Item 8. Financial Statements and Supplementary Data, Note 9 – Debt – LNG Holdings Term Loans for additional related information.

On December 1, 2006, LNG Holdings, as borrower, and PEPL and CrossCountry Citrus, as guarantors, entered into a $465 million unsecured term loan facility due April 4, 2008 (2006 Term Loan).  On December 1, 2006, LNG Holdings loaned the proceeds of the 2006 Term Loan to CrossCountry Citrus in exchange for an interest-bearing promissory note with a principal amount of $465 million, the amount of the proceeds of the 2006 Term Loan.  On June 29, 2007, the parties entered into an amended and restated term loan facility (Amended Credit Agreement).  The Amended Credit Agreement extended the maturity of the term loan from April 4, 2008 to June 29, 2012, and decreased the interest rate from LIBOR plus 87.5 basis points to LIBOR plus 55 basis points, based upon the current credit rating of PEPL's senior unsecured debt. The balance of the Amended Credit Agreement was $360.4 million and $412.2 million at effective interest rates of 1.02 percent and 5.37 percent at December 31, 2008 and 2007, respectively.  The balance and effective interest rate of the Amended Credit Agreement at February 20, 2009 was $360.4 million and 0.96 percent, respectively.

Retirement of Debt Obligations

The Company plans to repay its $60.6 million 6.50% Senior Notes maturing in July 2009.  Alternatively, should the Company not be successful in its debt retirement efforts, the Company may choose to refinance or retire such debt upon maturity by utilizing some combination of cash flows from operations, altering the timing of controllable cash flows or from repayments from Southern Union of intercompany loans.  The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets and market expectations regarding the Company's future earnings and cash flows, that it will be able to refinance and/or retire this obligation under acceptable terms prior to its maturity.  In the event the Company is unable to retire the $60.6 million of debt due in July 2009, there can be no assurance that the Company would be able to achieve acceptable refinancing terms in any negotiation of new capital market debt or bank financings.

For additional information related to the Company’s debt, see Item 8. Financial Statements and Supplementary Data, Note 9 – Debt.

Other Matters

Regulation. FERC is responsible under the Natural Gas Act for assuring that rates charged by interstate pipelines are "just and reasonable."  To enforce that requirement, FERC applies a ratemaking methodology that determines an allowed rate of return on common equity for the companies it regulates.  On October 25, 2006, a group including producers and various trade associations filed a complaint under Section 5 of the Natural Gas Act against Southwest Gas requesting that FERC initiate an investigation into Southwest Gas’ rates, terms and conditions of service and grant immediate interim rate relief.  FERC initiated a Section 5 proceeding on December 21, 2006 setting this issue for hearing.  Pursuant to FERC order, Southwest Gas filed a cost and revenue study with FERC on February 20, 2007. On August 1, 2007, Southwest Gas filed a Section 4 rate case requesting an increase in rates.  On August 31, 2007, the FERC accepted Southwest Gas’ rate increase to become effective on February 1, 2008, subject to refund.  This order also consolidated the Section 5 proceeding with the Section 4 rate case.  On November 28, 2007, Southwest Gas filed a settlement with FERC.  The settlement was approved by FERC on February 12, 2008, which settlement resulted in Southwest Gas’ rates remaining substantially similar to its rates that were in effect prior to the Section 4 and Section 5 proceedings.

For other regulatory information, see Item 8.  Financial Statements and Supplementary Data, Note 3 – Regulatory Matters.

Environmental Matters.  The Company is subject to federal, state and local laws and regulations relating to the protection of the environment.  These evolving laws and regulations may require expenditures over a long period of time to control environmental impacts.  The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures.  These procedures are designed to achieve compliance with such laws and regulations.  For additional information concerning the impact of environmental regulation on the Company, see Item 8.  Financial Statements and Supplementary Data, Note 11 – Commitments and Contingencies.

Contractual Commitments.  The following table summarizes the Company’s expected contractual obligations by payment due date as of December 31, 2008.

	Contractual Obligations (In thousands)
							2014 and
	Total	2009	2010	2011	2012	2013	thereafter

Operating Leases (1)	$97,692	$13,573	$12,117	$11,843	$11,552	$11,552	$37,055

Total long term debt (2)	1,932,819	60,623	40,500	-	815,391	250,000	766,305

Interest payments on debt (3)	709,863	102,809	97,197	95,527	73,303	66,366	274,661

Firm capacity payments (4)	217,981	31,857	28,400	27,789	22,607	20,017	87,311

OPEB funding (5)	38,215	7,643	7,643	7,643	7,643	7,643	-

Total	$2,996,570	$216,505	$185,857	$142,802	$930,496	$355,578	$1,165,332

___________________
(1)	Lease of various assets utilized for operations.
(2)	The long-term debt cash obligations exclude $2.2 million of unamortized debt premium as of December 31, 2008.
(3)	Interest payments on debt are based upon the applicable stated or variable interest rates as of December 31, 2008.
(4)	Charges for third party storage capacity.
(5)	Panhandle is committed to the funding levels of $7.6 million per year until modified by future rate proceedings, the timing of which is uncertain.

Financial Sector Exposure.  Recent events in the global financial markets have caused the Company to place increased scrutiny on its liquidity position and the financial condition of its critical third-party business partners, including the Company’s future capital needs (including long-term borrowing needs and potential refinancing plans), derivative counterparties, customer and other contractual relationships.  The Company uses publicly available information to assess the potential impact of the current credit markets and related liquidity issues on its business partners and to assess the associated business risks to the Company.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risks.

Interest Rate Risk

The Company is subject to the risk of loss associated with movements in market interest rates.  The Company manages this risk through the use of fixed-rate debt, floating-rate debt and interest rate swaps.  Fixed-rate swaps are used to reduce the risk of increased interest costs during periods of rising interest rates.  Floating-rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates.  At December 31, 2008, the interest rate on 81 percent of the Company’s long-term debt was fixed after considering the impact of interest rate swaps.

At December 31, 2008, $43.6 million is included in Other Non-current Liabilities in the Consolidated Balance Sheet related to the fixed-rate interest rate swaps on the $455 million Term Loan due 2012.

At December 31, 2008, a 100 basis point move in the annual interest rate on all outstanding floating-rate long-term debt would increase the Company’s interest payments by approximately $300,000 for each month during which such increase continued.  If interest rates changed significantly, the Company may take actions to manage its exposure to the change.  No change has been assumed, as a specific action and the possible effects are uncertain.

The Company has entered into treasury rate locks from time to time to manage its exposure against changes in future interest payments attributable to changes in the US treasury rates.  By entering into these agreements, the Company locks in an agreed upon interest rate until the settlement of the contract, which typically occurs when the associated long-term debt is sold.  The Company accounts for the treasury rate locks as cash flow hedges.  The Company’s most recent treasury rate locks were settled in February and June 2008.

The change in exposure to loss in earnings and cash flow related to interest rate risk for the year ended December 31, 2008 is not material to the Company.

See Item 8.  Financial Statements and Supplementary Data, Note 5 – Derivative Instruments and Hedging Activities and Note 9 – Debt for additional related information.

Commodity Price Risk

The Company is exposed to some commodity price risk with respect to natural gas used in operations by its interstate pipelines.  Specifically, the pipelines receive natural gas from customers for use in operating compression to move the customers’ gas.  Additionally the pipelines may have to settle system imbalances when customers’ actual receipts and deliveries do not match.  When the amount of natural gas utilized in operations by the pipelines differs from the amount provided by customers, the pipelines may use natural gas from inventory or may have to buy or sell natural gas to cover these or other operational needs, resulting in commodity price risk exposure to the Company.  In addition, there is other indirect exposure to the extent commodity price changes affect customer demand for and utilization of transportation and storage services provided by the Company.  At December 31, 2008, there were no hedges in place in respect to natural gas price risk associated with the Company’s interstate pipeline operations.

ITEM 8.  Financial Statements and Supplementary Data.

The information required here is included in the report as set forth in the Index to Consolidated Financial Statements on page F-1.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the COO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, the Company’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.  Management has also communicated that determination to the Board of Managers and Southern Union’s Audit Committee, which also serves as the Company’s Audit Committee.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rule 13a-15(f) as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company;

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

Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting was based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework and applicable SEC rules, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Panhandle Eastern Pipe Line Company, LP
February 26, 2009

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.  Other Information.

All information required to be reported on Form 8-K for the quarter ended December 31, 2008 was appropriately reported.

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

ITEM 14.  Principal Accountant Fees and Services.

Below is a summary of fees billed to the Company by its principal audit firm for the years ended December 31, 2008 and 2007.

	Years Ended December 31,
Fee Category	2008	2007
	(In thousands)
Audit Fees (1)
PricewaterhouseCoopers LLP	$1,183	$990

Audit-Related Fees (2)
PricewaterhouseCoopers LLP	85	186

Total Fees	$1,268	$1,176

___________________
(1)	Audit Fees represents fees billed for professional services rendered for the Company’s integrated annual audit.
(2)	Audit-Related Fees represents fees billed for the issuance of debt and audit of the Company’s centralized data center’s procedures.

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

4(c)
2nd Supplemental Indenture dated as of March 27, 2000, between Panhandle, as Issuer and The Bank of New York Trust Company, N.A., successor to Bank One Trust Company, National Association, as Trustee. (Filed as Exhibit 4(e) to the Form S-4 (File No. 333-39850) filed on June 22, 2000, and incorporated herein by reference.)

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

4(g) 4(h)
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

10(b) 10(c)
Amendment Number 1 to the Amended and Restated Credit Agreement between Trunkline LNG Holdings, LLC as borrower, Panhandle Eastern Pipe Line Company, LP and CrossCountry Citrus, LLC, as guarantors, the financial institutions listed therein and Bayerische Hypo-Und Vereinsbank AG, New York Branch, as administrative agent, dated as of June 13, 2008 (Filed as Exhibit 10(b) to the Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.)

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

10(d)
Amended and Restated Promissory Note made by CrossCountry Citrus, LLC, as borrower, in favor of Trunkline LNG Holdings LLC, as holder, dated as of June 13, 2008 (Filed as Exhibit 10(d) to the Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.)

12	Ratio of Earnings to Fixed Charges.
23.1	Consent of Independent Registered Public Accounting Firm for Panhandle Eastern Pipe Line Company, LP.
24	Power of Attorney.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2009.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

By: /s/ ROBERT O. BOND
Robert O. Bond
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of Panhandle Eastern Pipe Line Company, LP and in the capacities indicated as of February 26, 2009.

Signature		Title
(i)	Principal executive officer: /s/ Robert O. Bond Robert O. Bond	President and Chief Operating Officer
(ii)	Principal financial officer: /s/ Richard N. Marshall Richard N. Marshall	Senior Vice President and Chief Financial Officer
(iii)	Principal accounting officer: /s/ Gary W. Lefelar Gary W. Lefelar	Senior Vice President and Chief Accounting Officer

(iv)	A majority of the Board of Directors of Southern Union Company, Sole Member of Southern Union Panhandle, LLC, General Partner of Panhandle Eastern Pipe Line Company, L.P.

/s/ George L. Lindemann* George L. Lindemann	Chairman, Southern Union Company
/s/ Michal Barzuza* Michal Barzuza /s/ David Brodsky* David Brodsky	Director, Southern Union Company Director, Southern Union Company
/s/ Frank W. Denius* Frank W. Denius	Director, Southern Union Company
/s/Kurt A. Gitter, M.D.* Kurt A. Gitter, M.D.	Director, Southern Union Company
/s/ Herbert H. Jacobi* Herbert H. Jacobi	Director, Southern Union Company
/s/ Adam M. Lindemann* Adam M. Lindemann	Director, Southern Union Company
/s/ Thomas N. McCarter, III* Thomas N. McCarter, III	Director, Southern Union Company
/s/ George Rountree, III* George Rountree, III	Director, Southern Union Company
/s/ Allan D. Scherer* Allan D. Scherer	Director, Southern Union Company

*By: /s/ RICHARD N. MARSHALL	*By: /s/ ROBERT O. BOND
Senior Vice President and Chief Financial Officer	President and Chief Operating Officer
Attorney-in-fact	Attorney-in-fact

PANHANDLE EASTERN PIPE LINE, LP

All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Operating revenue
Transportation and storage of natural gas	$582,942	$511,340	$451,513
LNG terminalling revenue	128,950	135,447	111,821
Other revenue	9,748	11,659	13,848
Total operating revenue	721,640	658,446	577,182

Operating expenses
Operation, maintenance and general	225,517	207,125	171,166
Operation, maintenance and general - affiliate (Note 4)	50,657	47,861	35,015
Depreciation and amortization	103,807	85,641	72,724
Taxes, other than on income	32,059	29,698	25,405
Total operating expenses	412,040	370,325	304,310

Operating income	309,600	288,121	272,872

Other income (expense)
Interest expense	(89,057)	(82,551)	(61,989)
Interest income - affiliates (Note 4)	24,411	39,405	11,334
Other, net	2,252	1,767	3,577
Total other expense	(62,394)	(41,379)	(47,078)

Earnings before income taxes	247,206	246,742	225,794

Income taxes (Note 6)	96,532	96,318	88,039

Net earnings	$150,674	$150,424	$137,755

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEET

ASSETS

	December 31,
	2008	2007
	(In thousands)

Current assets
Cash and cash equivalents	$28	$320
Accounts receivable, billed and unbilled,
less allowances of $1,161 and $1,163, respectively	74,058	68,219
Accounts receivable - related parties (Note 4)	6,596	12,067
Gas imbalances - receivable	171,689	104,124
System gas and operating supplies	196,603	180,801
Note receivable - CrossCountry Citrus (Note 4)	24,265	9,831
Other	19,711	19,865
Total current assets	492,950	395,227

Property, plant and equipment (Note 7)
Plant in service	3,217,832	2,830,068
Construction work-in-progress	403,344	355,695
	3,621,176	3,185,763
Less accumulated depreciation and amortization	394,307	290,465
Net property, plant and equipment	3,226,869	2,895,298

Note receivable - Southern Union (Note 4)	127,530	221,655
Note receivable - CrossCountry Citrus (Note 4)	368,126	402,389
Non-current system gas	17,687	18,947
Other	20,825	16,686

Total assets	$4,253,987	$3,950,202

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEET (CONTINUED)

PARTNERS’ CAPITAL AND LIABILITIES

	December 31,
	2008	2007
	(In thousands)
Partners' capital
Partners' capital	$1,342,821	$1,192,147
Accumulated other comprehensive income	(28,301)	1,636
Tax sharing note receivable - Southern Union	(8,561)	(12,704)
Total partners' capital	1,305,959	1,181,079

Long-term debt (Note 9)	1,874,349	1,581,061
Total capitalization	3,180,308	2,762,140

Current liabilities
Current portion of long-term debt (Note 9)	60,623	309,680
Accounts payable	7,754	21,114
Accounts payable - related parties (Note 4)	71,895	56,706
Gas imbalances - payable	338,591	271,450
Accrued taxes	13,561	14,501
Accrued interest	15,861	20,304
Capital accruals	71,821	97,662
Other	80,983	54,043
Total current liabilities	661,089	845,460

Deferred income taxes, net (Note 6)	281,778	256,448
Other	130,812	86,154
Commitments and contingencies (Note 11)

Total partners' capital and liabilities	$4,253,987	$3,950,202

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows provided by (used in) operating activities
Net earnings	$150,674	$150,424	$137,755
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	103,807	85,641	72,724
Deferred income taxes, net	38,672	25,770	59,898
Other	3,620	3,360	(3,600)
Changes in operating assets and liabilities:
Accounts receivable	(1,614)	(1,245)	(13,699)
Inventory	(5,675)	7,309	6,821
Other assets	(280)	4,464	614
Accounts Payable	(154)	(8,197)	11,027
Accrued taxes	4,303	6,200	3,966
Interest accrued	(4,443)	635	100
Other liabilities	8,644	(11,249)	(26,384)
Net cash flows provided by operating activities	297,554	263,112	249,222

Cash flows provided by (used in) investing activities
Net decrease (increase) in note receivable - Southern Union	94,125	(73,000)	(38,075)
Net increase in income taxes payable - related parties (Note 4)	15,005	38,998	-
Decrease (increase) in note receivable - CrossCountry Citrus	19,829	52,780	(465,000)
Additions to property, plant and equipment	(472,254)	(519,972)	(228,911)
Other	14,554	2,858	1,800
Net cash flows used in investing activities	(328,741)	(498,336)	(730,186)

Cash flows provided by (used in) financing activities
Increase (decrease) in book overdraft	(13,221)	(5,842)	15,910
Issuance of long-term debt	400,000	755,000	465,000
Repayment of debt	(351,829)	(508,406)	-
Issuance costs of debt	(2,915)	(5,739)	-
Other	(1,140)	-	-
Net cash flows provided by (used in) financing activities	30,895	235,013	480,910

Change in cash and cash equivalents	(292)	(211)	(54)

Cash and cash equivalents at beginning of period	320	531	585
Cash and cash equivalents at end of period	$28	$320	$531

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of interest rate swap and amounts capitalized)	$106,359	$83,214	$69,570
Income taxes (net of refunds)	38,713	25,400	26,674

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME

	Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Tax Sharing Note Receivable-Southern Union	Total
	(In thousands)

Balance December 31, 2005	$903,968	$1,339	$(50,862)	$854,445

Tax sharing receivable - Southern Union (Note 4)	-	-	34,431	34,431
Adjustment to initially apply FASB Statement No. 158, net of tax	-	15,248	-	15,248

Comprehensive income:
Net earnings	137,755	-	-	137,755
Net change in other comprehensive income (Note 10)	-	(1,110)	-	(1,110)
Comprehensive income	137,755	(1,110)	-	136,645

Balance December 31, 2006	$1,041,723	$15,477	$(16,431)	$1,040,769

Tax sharing receivable - Southern Union (Note 4)	-	-	3,727	3,727

Comprehensive income:
Net earnings	150,424	-	-	150,424
Net change in other comprehensive income (Note 10)	-	(13,841)	-	(13,841)
Comprehensive income	150,424	(13,841)	-	136,583

Balance December 31, 2007	$1,192,147	$1,636	$(12,704)	$1,181,079

Tax sharing receivable - Southern Union (Note 4)	-	-	4,143	4,143

Comprehensive income:
Net earnings	150,674	-	-	150,674
Net change in other comprehensive income (Note 10)	-	(29,937)	-	(29,937)
Comprehensive income	150,674	(29,937)	-	120,737

Balance December 31, 2008	$1,342,821	$(28,301)	$(8,561)	$1,305,959

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Corporate Structure

PEPL is an indirect wholly-owned subsidiary of Southern Union Company.  The Company is primarily engaged in the interstate transportation and storage of natural gas and also provides LNG terminalling and regasification services.  The Company is subject to the rules and regulations of the FERC.  The Company’s entities include the following:

•	PEPL, an indirect wholly-owned subsidiary of Southern Union Company;
•	Trunkline, a direct wholly-owned subsidiary of PEPL;
•	Sea Robin, an indirect wholly-owned subsidiary of PEPL;
•	LNG Holdings, an indirect wholly-owned subsidiary of PEPL;
•	Trunkline LNG, a direct wholly-owned subsidiary of LNG Holdings; and
•	Southwest Gas, a direct wholly-owned subsidiary of PEPL.

The Company’s pipeline assets include approximately 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region.  The pipelines have a combined peak day delivery capacity of 5.5 Bcf/d and 68.1 Bcf of owned underground storage capacity.  The Company also owns and operates an LNG import terminal located on Louisiana’s Gulf Coast, and has 9.0 Bcf of above ground LNG storage capacity.

Southern Union Panhandle, LLC, a wholly-owned subsidiary of Southern Union Company, serves as the general partner of PEPL and owns a one percent general partnership interest in PEPL.  Southern Union Company owns a 99 percent limited partnership interest in PEPL.

2.  Summary of Significant Accounting Policies and Other Matters

Basis of Presentation.  The Company’s consolidated financial statements have been prepared in accordance with GAAP.

The Company does not currently apply FASB Statement No. 71, “Accounting for the Effects of Certain Types of Regulation” (Statement No. 71).  In 1999, the Company discontinued application of Statement No. 71 for its units which had been applying Statement No. 71, primarily due to the level of discounting from tariff rates and its inability to recover all costs.  The accounting required by the statement differs from the accounting required for businesses that do not apply its provisions.  Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include, among others, recording of regulatory assets, the capitalization of an equity component of invested funds on regulated capital projects and depreciation differences.  The Company periodically reviews its level of discounting and negotiated rate contracts, the length of rate moratoriums and other related factors to determine if Statement No. 71 should be applied.

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

System Gas and Operating Supplies.  System gas and operating supplies consist of natural gas held for operations and materials and supplies, both of which are stated at the lower of weighted average cost or market, while natural gas received from or owed back to customers is valued at market.  The natural gas held for operations that the Company does not expect to consume in its operations in the next twelve months is reflected in non-current assets.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of inventory at the dates indicated are as follows:

	December 31,
	2008	2007
	(In thousands)

Natural gas (1)	$182,547	$168,010
Materials and supplies	14,056	12,791
Total current	196,603	180,801

Natural gas (1)	17,687	18,947
	$214,290	$199,748

______________________________
(1)	Natural gas volumes held for operations at December 31, 2008 and 2007 were 31,751,000 MMBtu and 26,001,000 MMBtu, respectively.

Gas Imbalances. Gas imbalances occur as a result of differences in volumes of natural gas received and delivered.  The Company records gas imbalance in-kind receivables and payables at cost or market, based on whether net imbalances have reduced or increased system gas balances, respectively.  Net imbalances that have reduced system gas are valued at the cost basis of the system gas, while net imbalances that have increased system gas and are owed back to customers are priced, along with the corresponding system gas, at market.

Fuel Tracker.  The fuel tracker is the cumulative balance of compressor fuel volumes owed to the Company by its customers or owed by the Company to its customers.  The customers, pursuant to each pipeline’s tariff and related contracts, provide all compressor fuel to the pipeline based on specified percentages of the customer’s natural gas volumes delivered into the pipeline.  The percentages are designed to match the actual natural gas consumed in moving the natural gas through the pipeline facilities, with any difference between the volumes provided versus volumes consumed reflected in the fuel tracker.  The tariffs of Trunkline Gas and Southwest Gas contain explicit language which, in conjunction with the customers’ contractual obligations, allows the Company to record an asset and direct bill customers for any fuel ultimately under-recovered.  Trunkline LNG entered into a settlement with its customer which provides for monthly reimbursement of actual fuel usage costs, resulting in Trunkline LNG no longer having a fuel tracker.  The other FERC-regulated Panhandle entities record an expense when fuel is under-recovered or record a credit to expense to the extent any under-recovered prior period balances are subsequently recouped as they do not have such explicit billing rights specified in their tariffs.  Liability accounts are maintained for net volumes of compressor fuel natural gas owed to customers collectively.  The pipelines’ fuel reimbursement is in-kind and non-discountable.

Property, Plant and Equipment. Ongoing additions of property, plant and equipment are stated at cost. The Company capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs and replacements of minor property, plant and equipment items is charged to expense as incurred.

When property, plant and equipment is retired, the original cost less salvage value is charged to accumulated depreciation and amortization.  When entire regulated operating units of property, plant and equipment are retired or sold or non-regulated properties are retired or sold, the property and related accumulated depreciation and amortization accounts are reduced, and any gain or loss is recorded in earnings.

The Company computes depreciation expense using the straight-line method.

Computer software, which is a component of property, plant and equipment, is stated at cost and is generally amortized on a straight-line basis over its useful life on a product-by-product basis.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Impairment.  The Company applies the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement No.144), to account for impairments on long-lived assets. Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset group’s carrying value.  The amount of impairment is measured by comparing the fair value of the asset group to its carrying amount.  The long-lived assets of Sea Robin were evaluated as of December 31, 2008 because indicators of potential impairment were evident primarily due to the impacts associated with Hurricanes Gustav and Ike.  See Note 11 – Commitments and Contingencies - Other Commitments and Contingencies – 2008 Hurricane Damage for information related to the impact of the hurricanes to the Company.  The analysis indicated no recoverability issues were evident.

Related Party Transactions. Related party expenses primarily include payments for services provided by Southern Union.  Other income is primarily related to interest income from the Notes receivable from Southern Union and CrossCountry Citrus, an indirect wholly-owned subsidiary of Southern Union.  See Note 4 – Related Party Transactions.

A portion of the Company’s revenues for the transportation of natural gas includes revenues from Missouri Gas Energy, a division of Southern Union that is a gas utility having a service territory covering Kansas City, Missouri and parts of western Missouri.

PEPL and certain of its subsidiaries are not treated as separate taxpayers for federal and certain state income tax purposes.  Instead, the Company’s income is taxable to Southern Union.  The Company has entered into a tax sharing agreement with Southern Union pursuant to which the Company will be required to make payments to Southern Union in order to reimburse Southern Union for federal and state taxes that it pays on the Company’s income, or to receive payments from Southern Union to the extent that tax losses generated by the Company are utilized by Southern Union.  In addition, the Company’s subsidiaries that are corporations are included in consolidated and combined federal and state income tax returns filed by Southern Union.  The Company’s liability generally is equal to the liability that the Company and its subsidiaries would have incurred based upon the Company’s taxable income if the Company was a taxpayer filing separately from Southern Union, except that the Company will receive credit under an intercompany note for any increased liability resulting from its tax basis in its assets having been reduced as a result of the like-kind exchange under Section 1031 of the Code.  In addition, Southern Union has agreed to pay the Company any indemnification payments that it receives from CMS Energy, the former parent company of Panhandle with respect to its tax liability for periods prior to the acquisition of Panhandle by Southern Union.  The tax sharing agreement may be amended from time to time.

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

Revenues.  The Company’s revenues from transportation and storage of natural gas and LNG terminalling are based on capacity reservation charges and commodity usage charges.  Reservation revenues are based on contracted rates and capacity reserved by the customers and are recognized monthly.  Revenues from commodity usage charges are also recognized monthly, based on the volumes received from or delivered to the customer, depending on the tariff of that particular entity of the Company, with any differences in received and delivered volumes resulting in an imbalance.  Volume imbalances generally are settled in-kind with no impact on revenues, with the exception of Trunkline, which settles certain imbalances in cash pursuant to its tariff, and records gains and losses on such cashout sales as a component of revenue, to the extent not owed back to customers.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts.  The Company manages trade credit risks to minimize exposure to uncollectible trade receivables.  Prospective and existing customers are reviewed for creditworthiness based upon pre-established standards.  Customers that do not meet minimum standards are required to provide additional credit support.  The Company utilizes the allowance method for recording its allowance for uncollectible accounts, which is primarily based on the application of historical bad debt percentages applied against its aged accounts receivable.  Increases in the allowance are recorded as a component of operating expenses.  Reductions in the allowance are recorded when receivables are written off or subsequently collected.

The following table presents the balance in the allowance for doubtful accounts and activity for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
Allowance for Doubtful Accounts	2008	2007	2006
	(In thousands)

Beginning balance	$1,163	$1,176	$1,168
Additions: charged to cost and expenses	-	-	9
Deductions: write-off of uncollectible accounts	(2)	(13)	(1)
Ending balance	$1,161	$1,163	$1,176

The following table presents the relative contribution to the Company’s total operating revenue of each customer that comprised at least ten percent of its operating revenues for the years ended December 31, 2008, 2007 and 2006.

	Percent of Operating Revenue for
	Years Ended December 31,
Customer	2008	2007	2006

BG LNG Services	23%	28%	24%
ProLiance	12	11	12
Ameren Corp	7	9	10
Other top 10 customers	19	17	19
Remaining customers	39	35	35
Total percentage	100%	100%	100%

Interest Cost Capitalized. The Company capitalizes a carrying cost on funds invested in its construction of long-lived assets that includes a return on the investment financed by debt, which is recorded as capitalized interest.  The capitalized interest is calculated based on the Company’s average cost of debt.  Capitalized interest for the years ended December 31, 2008, 2007 and 2006 was $18.9 million, $14.2 million and $4.6  million, respectively.  The capitalized interest amounts are included as a reduction of interest expense.  Capitalized carrying cost for debt is reflected as an increase in the cost of the asset on the balance sheet.

Retirement Benefits.  Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (Statement No. 158).  Statement No. 158 does not amend the expense recognition processes of Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (Statement No. 106), but requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation.  Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.   Employers must recognize the change in the funded status of the plan in the year in which the change occurs through Accumulated other comprehensive income in Partners’ capital.

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

See Note 12 – Benefits for additional information.

Derivatives and Hedging Activities.  The Company follows FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, (Statement No. 133), to account for derivative and hedging activities.  All derivatives are recognized on the Consolidated Balance Sheet at their fair value.  On the date the derivative contract is entered into, the Company designates the derivative as (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge);  (ii) a hedge of a forecasted transaction or the variability of cash flows to be received or paid in conjunction with a recognized asset or liability (a cash flow hedge); or (iii) an instrument that is held for trading or non-hedging purposes (a trading or economic hedging instrument).  For derivatives treated as a fair value hedge, the effective portion of changes in fair value is recorded as an adjustment to the hedged item.  The ineffective portion of a fair value hedge is recognized in earnings if the short cut method of assessing effectiveness is not used.  Upon termination of a fair value hedge of a debt instrument, the resulting gain or loss is amortized to earnings through the maturity date of the debt instrument.  For derivatives treated as a cash flow hedge, the effective portion of changes in fair value is recorded in Accumulated other comprehensive income until the related hedged items impact earnings.  Any ineffective portion of a cash flow hedge is reported in current-period earnings.  For derivatives treated as trading or economic hedging instruments, changes in fair value are reported in current-period earnings.  Fair value is determined based upon quoted market prices and pricing models using assumptions that market participants would use.  See Note 5 – Derivative Instruments and Hedging Activities.

Fair Value Measurement.  Issued by the FASB in September 2006, FASB Statement No. 157, “Fair Value Measurement” (Statement No. 157), defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within GAAP.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB released a FASB Staff Position, FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of this Statement for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  The Company’s major categories of non-financial assets and non-financial liabilities that are recognized or disclosed at fair value for which, in accordance with FSP FAS 157-2, the Company has not applied the provisions of Statement No. 157 as of January 1, 2008 are (i) fair value calculations associated with annual or periodic impairment tests, and (ii) asset retirement obligations measured at fair value upon initial recognition or upon certain remeasurement events under FASB Statement No. 143, “Accounting for Asset Retirement Obligations”.  The partial adoption on January 1, 2008 of Statement No. 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.  See Note 14 – Fair Value Measurement for more information.  In October 2008, the FASB issued FASB Staff Position FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (FSP FAS 157-3).  FSP FAS 157-3 provides clarifying guidance with respect to the application of Statement No. 157 in determining the fair value of a financial asset when the market for that asset is not active.  FSP FAS 157-3 was effective upon its issuance.  The application of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As defined in Statement No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk, which is primarily comprised of credit risk (both the Company’s own credit risk and counterparty credit risk) and the risks inherent in the inputs to any applicable valuation techniques.  The Company places more weight on current market information concerning credit risk (e.g. current credit default swap rates) as opposed to historical information (e.g. historical default probabilities and credit ratings).  These inputs can be readily observable, market corroborated, or generally unobservable.  The Company endeavors to utilize the best available information, including valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Statement No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•
Level 2 – Observable inputs such as: (i) quoted prices for similar assets or liabilities in active markets; (ii) quoted prices for identical or similar assets or liabilities in markets that are not active and do not require significant adjustment based on unobservable inputs; or (iii) valuations based on pricing models, discounted cash flow methodologies or similar techniques where significant inputs (e.g., interest rates, yield curves, etc.) are derived principally from observable market data, or can be corroborated by observable market data, for substantially the full term of the assets or liabilities; and

•
Level 3 – Unobservable inputs, including valuations based on pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable.  Unobservable inputs are used to the extent that observable inputs are not available and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the assets or liabilities.  Unobservable inputs are based on the best information available in the circumstances, which might include the Company’s own data.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy.

The Company’s Level 3 instruments include interest-rate swap derivatives that are valued using an income approach where at least one significant assumption or input to the underlying pricing model, discounted cash flow methodology or similar technique is unobservable – i.e. interest rate swap valuations include composite yield curves provided by the bank counterparty.  The financial liabilities that the Company has categorized in Level 3 may later be reclassified to Level 2 when the Company is able to obtain additional observable market data to corroborate the unobservable inputs to models used to measure the fair value of these liabilities.

At December 31, 2008, the Company had no financial assets measured at fair value on a recurring basis in accordance with Statement No. 157.  See Note 14 – Fair Value Measurement for additional related information.

Asset Retirement Obligations.  The Company follows the provisions of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (Statement No. 143) and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN No. 47) to account for its AROs.  These ARO assets and liabilities are related to certain offshore lateral lines in the Company’s system.

Statement No. 143 requires an ARO to be recorded when a legal obligation to retire an asset exists.  FIN No. 47 clarifies that an ARO should be recorded for all assets with legal retirement obligations, even if the enforcement of the obligation is contingent upon the occurrence of events beyond the company’s control (Conditional ARO).  The fair values of the AROs were calculated using present value techniques.  These techniques reflect assumptions such as removal and remediation costs, inflation and profit margins that third parties would demand to settle the amount of the future obligation.  The Company did not include a market risk premium for unforeseeable circumstances in its fair value estimates because such a premium could not be reliably estimated.

Although a number of other assets in the Company’s system are subject to agreements or regulations that give rise to an ARO or a Conditional ARO upon the Company’s discontinued use of these assets, AROs were not recorded for most of these assets because the fair values of these AROs were not reliably estimable.  The principal reason the fair values of these AROs were not subject to reliable estimation was because the lives of the underlying assets are indeterminate.  Management has concluded that the Company’s pipeline system, as a whole, has an indeterminate life.  In reaching this conclusion, management considered its intent for operating the pipeline system, the economic life of the underlying assets, its past practices and industry practice.

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

The following table is a general description of ARO and associated long-lived assets at December 31, 2008.

	In Service
ARO Description	Date	Long-Lived Assets	Amount
			(In thousands)
Retire offshore platforms and lateral lines	Various	Offshore lateral lines	$6,574
Remove asbestos	Various	Mainlines and compressors	872

As of December 31, 2008, no assets are legally restricted for the purpose of settling AROs.

The following table is a reconciliation of the carrying amount of the ARO liability for the periods presented.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Beginning Balance	$11,826	$9,608	$8,200
Incurred	33,773	-	-
Revisions	6,379	2,250	1,189
Settled	(1,861)	(799)	(414)
Accretion Expense	824	767	633
Ending Balance	$50,941	$11,826	$9,608

The Company determined that certain of its offshore facilities damaged by Hurricane Ike will not be replaced.  The Company is required by federal regulations to remove such facilities when they are no longer useful.  This resulted in the establishment of an ARO of $33.8 million and recognition of expense in 2008 of $4 million.  The amount expensed represents the ARO cost not previously accrued.  For additional information related to the impact of the 2008 hurricanes, see Note 11 – Commitments and Contingencies – 2008 Hurricane Damage.

Income Taxes.  Income taxes are accounted for under the asset and liability method in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The determination of the Company’s provision for income taxes requires significant judgment, use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. Reserves are established when, despite management’s belief that the Company’s tax return positions are fully supportable, management believes that certain positions may be successfully challenged. When facts and circumstances change, these reserves are adjusted through the provision for income taxes. Effective January 1, 2007, with the adoption of FIN No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), the Company began evaluating its tax reserves under the recognition, measurement and derecognition thresholds as prescribed by FIN No. 48.

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

Stock Based Compensation.  The Company follows FASB Statement No. 123(R), “Accounting for Stock-Based Compensation” (Statement No. 123R), to account for stock-based employee compensation.  The Company adopted Statement No. 123R effective January 1, 2006, using the modified prospective method.  The statement requires the Company to measure all employee stock-based compensation using a fair value method and record such expense in its Consolidated Statement of Operations.  For more information, see Note 13 – Stock-Based Compensation.

New Accounting Principles

Accounting Principles Recently Adopted.

Statement No. 157:  See Note 2 – Summary of Significant Accounting Policies and Other Matters – Fair Value Measurement for information related to this Statement, which was partially adopted during 2008.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  Issued by the FASB in December 2007, this Statement changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of minority interest accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, the Statement revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The Statement is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The Company has determined this Statement will not materially impact its consolidated financial statements.

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

FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1)”.  Issued by the FASB in December 2008, FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about assets of a defined benefit pension or other postretirement plan.  The disclosure provisions of FSP FAS 132(R)-1 are effective for fiscal years ending after December 15, 2009.  The Company is currently evaluating the impact of this statement of position on its consolidated financial statements.

3.  Regulatory Matters

The Company commenced construction of an enhancement at its Trunkline LNG terminal in February 2007.  This infrastructure enhancement project will increase send out flexibility at the terminal and lower fuel costs.  Recent cost projections indicate the construction costs will be approximately $430 million, plus capitalized interest.  The revised cost estimate reflects increases in the quantities and cost of materials required, higher contract labor costs, including reduced productivity due to an August 2008 tropical storm and two September 2008 hurricanes, and an allowance for additional contingency funds, if needed.  The negotiated rate with the project’s customer, BG LNG Services, will be adjusted based on final capital costs pursuant to a contract-based formula.  The project is currently expected to be in operation in the third quarter of 2009.  In addition, Trunkline LNG and BG LNG Services agreed to extend the existing terminal and pipeline services agreements to coincide with the infrastructure enhancement project contract, which runs 20 years from the in-service date.  Approximately $351.3 million and $178.3 million of costs, including capital interest, are included in the line item Construction work-in-progress at December 31, 2008 and December 31, 2007, respectively.

The Company has received approval from FERC to modernize and replace various compression facilities on PEPL.  Four stations have been completed as of December 31, 2008.  Construction activities at two compressor stations are in progress and planned to be completed by the end of 2010, with the remaining cost for these stations estimated at approximately $43 million, plus capitalized interest.  Approximately $19.7 million and $124.7 million of costs related to these projects are included in the line item Construction work-in-progress at December 31, 2008 and 2007, respectively.

Trunkline completed construction on its field zone expansion project with the majority of the project put into service in late December 2007 and the remainder placed in-service in February 2008.  The expansion project included the north Texas expansion and creation of additional capacity on Trunkline’s pipeline system in Texas and Louisiana to increase deliveries to Henry Hub.  Trunkline has increased the capacity along existing rights-of-way from Kountze, Texas to Longville, Louisiana by approximately 625 MMcf/d with the construction of approximately 45 miles of 36-inch diameter pipeline.  The project included horsepower additions and modifications at existing compressor stations.  Trunkline has also created additional capacity to Henry Hub with the construction of a 13.5 mile, 36-inch diameter pipeline loop from Kaplan, Louisiana directly into Henry Hub.  The Henry Hub lateral provides capacity of 1 Bcf/d from Kaplan, Louisiana to Henry Hub.  Approximately $99.4 million and $178.3 million of costs for this project were closed to Plant in service in 2008 and 2007, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company intends to cover its 2009 cash requirements, associated with its planned capital expenditures discussed above, from various sources including cash flows from operations, repayments from Southern Union of intercompany loans, loans or advances from other affiliates, or other borrowings, although no assurances can be given as to the sufficiency of cash flows, the availability of funds from Southern Union Company or other affiliates, or the ability to obtain financing.  Additionally, see Note 9 – Debt for information related to funding sources for the Company’s ongoing capital growth programs.

FERC is responsible under the Natural Gas Act for assuring that rates charged by interstate pipelines are "just and reasonable."  To enforce that requirement, FERC applies a ratemaking methodology that determines an allowed rate of return on common equity for the companies it regulates.  On October 25, 2006, a group including producers and various trade associations filed a complaint under Section 5 of the Natural Gas Act against Southwest Gas requesting that FERC initiate an investigation into Southwest Gas’ rates, terms and conditions of service and grant immediate interim rate relief.  FERC initiated a Section 5 proceeding on December 21, 2006 setting this issue for hearing.  Pursuant to FERC order, Southwest Gas filed a cost and revenue study with FERC on February 20, 2007.  On August 1, 2007, Southwest Gas filed a Section 4 rate case requesting an increase in rates.  On August 31, 2007, the FERC accepted Southwest Gas’ rate increase to become effective on February 1, 2008, subject to refund.  This order also consolidated the Section 5 proceeding with the Section 4 rate case.  On November 28, 2007, Southwest Gas filed a settlement with FERC.  The settlement was approved by FERC on February 12, 2008, which settlement resulted in Southwest Gas’ rates remaining substantially similar to its rates that were in effect prior to the Section 4 and Section 5 proceedings.

On January 26, 2007, Southwest Gas filed an abandonment application to reduce the certificated storage capacity of its North Hopeton field by approximately 6 Bcf and to acquire 3 Bcf of additional base gas to maintain storage field operations.  This filing brings the certificated capacity in line with operational performance of the field.  On September 7, 2007, the FERC approved Southwest Gas’ North Hopeton field modifications.  Southwest Gas has entered into a third-party agreement to replace this storage capacity, effective April 1, 2007, with an initial term of two years.

Sea Robin filed a rate case with FERC in June 2007, requesting an increase in its maximum rates.  Several parties submitted protests to the rate increase filing with FERC.  On July 30, 2007, FERC suspended the effectiveness of the filed rate increase until January 1, 2008.  The filed rates were put into effect on January 1, 2008, subject to refund.  On February 14, 2008, at the request of the participants in the proceeding, the procedural schedule was suspended to facilitate the filing of a settlement.  On April 29, 2008, Sea Robin submitted to FERC a Stipulation and Agreement (Settlement) that would resolve all issues in the proceeding.  The Administrative Law Judge certified the Settlement to the FERC on June 3, 2008.  The Settlement rates have been approved, effective December 1, 2008.  Customer refund liability provisions of approximately $3.5 million, including interest, have been recorded as of December 31, 2008 and were refunded in the first quarter of 2009.

On December 15, 2003, the U.S. Department of Transportation issued a final rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule defines as HCAs.  This rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002.  The rule requires operators to have identified HCAs along their pipelines by December 2004, and to have begun baseline integrity assessments, comprised of in-line inspection (smart pigging), hydrostatic testing or direct assessment, by June 2004.  Operators were required to rank the risk of their pipeline segments containing HCAs and to complete assessments on at least 50 percent of the segments using one or more of these methods by December 2007.  Assessments will generally be conducted on the higher risk segments first, with the balance being completed by December 2012.  In addition, some system modifications will be necessary to accommodate the in-line inspections.  As of December 31, 2008 and 2007, the Company had completed 83 percent and 80 percent of the required risk assessments, respectively.  All systems operated by the Company will be compliant with the rule; however, while identification and location of all the HCAs has been completed, it is not practicable to determine with certainty the total scope of required remediation activities prior to completion of the assessments and inspections.  The required modifications and inspections are currently estimated to be in the range of approximately $20 million to $28 million per year through 2012.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Related Party Transactions

The following table provides a summary of related party transactions for the periods presented.

	Years Ended December 31,
Related Party Transactions	2008	2007	2006
	(In thousands)

Transportation and storage
of natural gas (1)	$4,317	$4,175	$4,282
Operation and maintenance:
Management and royalty fees	18,113	16,430	14,423
Other expenses (2)	32,544	31,431	20,592
Other income, net	24,715	39,704	11,506

(1)	Represents transportation revenues from Missouri Gas Energy, a Southern Union division.
(2)	Primarily includes allocations of corporate charges from Southern Union, partially offset for expenses attributable to services provided by Panhandle on behalf of other affiliate companies.

Pursuant to a demand note with Southern Union Company under a cash management program, as of December 31, 2008, the Company has loaned excess cash, net of repayments, totaling $127.5 million to Southern Union since Southern Union acquired the Company.  Net receipts of $94.1 million were recorded during the year ended December 31, 2008.  The Company is credited with interest on the note at a one month LIBOR rate.  Included in Other, net in the accompanying Consolidated Statement of Operations is interest income of $5.9 million, $7.9 million and $8.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to interest on the Note receivable – Southern Union.  Given the uncertainties regarding the timing of the Company’s cash flows, including financings, capital expenditures and operating cash flows, the Company reports the Note receivable – Southern Union as a non-current asset.  The Company does have access to the funds via the demand note and does expect repayment to ultimately occur to fund capital expenditures.  See Note 9 – Debt for information related to $400 million and $300 million of fixed rate debt issued by the Company in June 2008 and October 2007, respectively, the proceeds of which were initially loaned to Southern Union under the demand note.

On December 1, 2006, LNG Holdings, as borrower, and PEPL and CrossCountry Citrus, as guarantors, entered into a $465 million unsecured term loan facility due April 4, 2008 (2006 Term Loan), which was later amended and restated to extend the maturity to June 29, 2012.  On December 1, 2006, LNG Holdings loaned the proceeds of the 2006 Term Loan to CrossCountry Citrus in exchange for an interest-bearing promissory note with a principal amount of $465 million, the amount of the 2006 Term Loan.  The promissory note was amended and restated to extend the maturity when the 2006 Term Loan was amended and restated.  Accrued interest under the promissory note is payable quarterly.  The interest rate under the promissory note is based on the interest rate under the amended and restated term loan facility plus a credit spread over LIBOR of 112.5 basis points.  Included in Other, net in the Consolidated Statement of Operations is interest income of $18.5 million, $31.5 million and $2.9 million for the years ended December 31, 2008, 2007 and 2006 respectively, related to interest on the Note receivable – CrossCountry Citrus.

Southern Union structured the acquisition of PEPL (Panhandle Acquisition) in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the Code.  For tax purposes, the Company’s assets that were part of the exchange were recorded at the tax basis of the Southern Union Company assets for which they were exchanged.  The resulting transaction generated an estimated deferred tax liability at the acquisition date and a corresponding receivable from Southern Union Company reflected as a reduction to Partners’ Capital on the Company’s Consolidated Balance Sheet.  Repayment of the receivable from Southern Union Company is limited to actual tax liabilities otherwise payable by the Company pursuant to the tax sharing agreement with Southern Union Company.  For the years ended December 31, 2008 and 2007, the Company recorded $4.1 million and $3.7 million of income tax liability settlements against the tax sharing note receivable, respectively, with a balance of $8.6 million remaining at December 31, 2008.  In September 2007, the Company and Southern Union modified the terms of the tax sharing agreement, resulting in a change in the required timing of the Company’s intercompany income tax liability settlements from a quarterly to an annual basis.  The delayed settlements, which are settled against the demand note with Southern Union, are reported as investing activities in the Consolidated Statement of Cash Flows.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 17, 2004, CCE Holdings, a joint venture in which Southern Union owned a 50 percent interest, acquired 100 percent of the equity interest of CrossCountry Energy, LLC from Enron Corp. and certain of its subsidiaries, including interests in Transwestern and Florida Gas for approximately $2.45 billion in cash, including the assumption of certain consolidated debt.  On November 5, 2004, CCE Holdings entered into an Administrative Services Agreement (Management Agreement) with SU Pipeline Management LP (Manager), a Delaware limited partnership and a wholly-owned subsidiary of Southern Union, and the Company.  Under the terms of the Management Agreement, the Company covenants, to the extent permitted by applicable law, to cause Manager to perform the duties and obligations of Manager.  Manager assembled an integrated pipeline management team, which included employees of the Company and CCE Holdings, as well as Southern Union Company.  Pursuant to the Management Agreement, Manager was responsible for the operations and administrative functions of the enterprise and provided services to CCE Holdings from November 17, 2004 to December 1, 2006.  The Management Agreement was terminated following the disposition of Transwestern by CCE Holdings on December 1, 2006 and the redemption of the outstanding 50 percent Class B interest in CCE Holdings, resulting in Southern Union owning 100 percent of CCE Holdings.  The Company and Southern Union continue to provide services to Florida Gas, which is jointly owned with El Paso Corporation, a non-affiliated entity, using cost allocation methods consistent with prior practices.

The following table provides a summary of the accounts receivable and payable related party balances included in the Consolidated Balance Sheet at the dates indicated.

	December 31,
Related Party	2008	2007
Accounts receivable - related parties:	(In thousands)
Southern Union (1)	$-	$1,174
Other (2)	6,596	10,893
	6,596	12,067
Accounts payable - related parties:
Southern Union - income taxes (3)	$56,424	$41,420
Southern Union - other (4)	15,249	14,945
Other (5)	222	341
	$71,895	$56,706

______________________________
(1)	Primarily related to expenditures made on behalf of Southern Union and interest associated with the Note receivable – Southern Union.
(2)	Primarily related to interest from CrossCountry Citrus in 2008 and 2007.
(3)	Related to income taxes payable to Southern Union per the tax sharing agreement, which was amended in September 2007, to provide for taxes to be remitted upon the filing of the tax return.
(4)	Primarily related to payroll funding provided by Southern Union, reimbursable medical and insurance costs paid by Southern Union on behalf of the Company.
(5)	Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of the Company.

5.  Derivative Instruments and Hedging Activities

Interest Rate Swaps.  The Company has used interest rate swaps to reduce interest rate risks and to manage interest expense.  By entering into these agreements, the Company converts floating-rate debt into fixed-rate debt, or alternatively converts fixed-rate debt to floating-rate debt.  Interest differentials paid or received under the swap agreements are reflected as an adjustment to interest expense.  These interest rate swaps are financial derivative instruments that qualify for hedge treatment.  The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss.  In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.  For the years ended December 31, 2008, 2007 and 2006, there was no swap ineffectiveness.  As of December 31, 2008, approximately $10.1 million of net after-tax losses in Accumulated other comprehensive income related to the swap agreements will be amortized into interest expense during the next twelve months.  Current market pricing models were used to estimate fair values of interest rate swap agreements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasury Rate Locks.  The Company has entered into treasury rate locks from time to time to hedge the changes in cash flows of anticipated interest payments from changes in treasury rates prior to the issuance of new debt instruments.  The Company accounts for the treasury rate locks as cash flow hedges.  The Company’s treasury rate locks were settled in February and June 2008.  As of December 31, 2008, approximately $165,000 of net after-tax losses in Accumulated other comprehensive income related to these treasury rate locks will be amortized into interest expense during the next twelve months.

See Note 10 – Comprehensive Income for additional related information.  See Note 14 – Fair Value Measurement for information related to the framework used by the Company to measure the fair value of its derivative financial instruments and a summary of derivative financial instruments outstanding as of December 31, 2008.

6.  Income Taxes

The following table provides a summary of current and deferred components of income tax expense for the periods presented:

	Years Ended December 31,
Income Tax Expense	2008	2007	2006
	(In thousands)
Current income taxes
Federal	$48,267	$61,445	$21,170
State	9,593	9,103	6,971
Total current income taxes	57,860	70,548	28,141

Deferred income taxes
Federal	32,589	19,249	52,574
State	6,083	6,521	7,324
Total deferred income taxes	38,672	25,770	59,898

Total income tax expense	$96,532	$96,318	$88,039

Effective tax rate	39%	39%	39%

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate of 35% to income before income taxes as follows:

Income Tax Expense --	Years Ended December 31,
Reconciliation to Statutory Rate	2008	2007	2006
	(In thousands)

Income tax, computed at the statutory rate	$86,522	$86,360	$79,028
Adjustments:
State income tax, net of federal effect	10,190	10,156	9,292
Permanent differences and other	(180)	(198)	(281)
Total income tax expense	$96,532	$96,318	$88,039

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal components of the Company’s deferred tax assets (liabilities) recognized in the Consolidated Balance Sheet for the years ended December 31, 2008 and 2007 are as follows:

	December 31,
Net Deferred Income Tax Asset (Liability) Components	2008	2007
	(In thousands)

Property, plant and equipment	$(300,455)	$(254,078)
Current assets	530	259
Investments	(240)	(186)
Other deferred debits	3,110	(2,557)
Other assets	(1,524)	(741)
Current liabilities	4,523	1,375
Deferred credits and other liabilities	39,395	18,716
Long term debt	6,923	8,041
Other	14	(100)
State deferred income taxes, net of federal tax effect	(28,846)	(26,857)
Net deferred income tax asset (liability)	$(276,570)	$(256,128)

Gross deferred tax liabilities	$(327,411)	$(284,260)
Gross deferred tax assets	50,841	28,132
Net deferred income tax asset (liability)	$(276,570)	$(256,128)

Non current deferred income tax asset (liability)	$(281,778)	$(256,448)
Current tax asset	5,208	320
Net deferred income tax asset (liability)	$(276,570)	$(256,128)

The Company adopted FIN No. 48 on January 1, 2007.   The implementation of FIN No. 48 did not have a material impact on the consolidated financial statements and did not require an adjustment to Partners’ capital.  The Company had no unrecognized tax benefits at January 1, 2007 or December 31, 2008.

The Company’s policy is to classify and accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense in its Consolidated Statement of Operations, which is consistent with the recognition of these items in prior reporting periods.

The Company is no longer subject to U.S. federal, state or local examinations for the tax period ended December 31, 2004 and prior years, except for a few state and local jurisdictions for the tax year ended June 30, 2003. The Internal Revenue Service (IRS) examination of the year ended June 30, 2003 in November 2006 has been settled.  Generally, the state impact of the federal change remains subject to state and local examination for a period of up to one year after formal notification to the state and local jurisdictions.  In 2007, the Company filed all required state amended returns as a result of the federal change.  With few exceptions, the state and local statutes expired in 2008 with respect to the tax year ended June 30, 2003.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Property, Plant and Equipment
Property, Plant and Equipment (1)	In Years	2008	2007
		(In thousands)

Transmission	36-46	$2,088,018	$1,770,742
Gathering	26	50,925	52,221
Underground storage	36-46	307,401	290,753
General plant - LNG	20-40	624,883	624,250
General plant - other	1-10	146,605	92,102
Plant in service (2)		3,217,832	2,830,068
Construction work-in-progress		403,344	355,695
Total property, plant and equipment		3,621,176	3,185,763
Less accumulated depreciation and amortization		394,307	290,465
Net property, plant and equipment		$3,226,869	$2,895,298

_________________
(1) Includes capitalized computer software costs, CIAC and other intangible costs totaling:

Computer software cost	$69,640	$67,457
Less accumulated amortization	30,625	24,567
Net computer software costs	39,015	42,890

CIAC and other	54,821	9,828
Less accumulated amortization	2,799	981
Net CIAC and other	52,022	8,847
Total net intangible assets	$91,037	$51,737

In January 2008, the Company paid a $40 million CIAC to a subsidiary of Energy Transfer, a non-affiliated entity, which will be amortized over the estimated 40 year life of the related facilities.

(2) The composite weighted-average depreciation rates for the years ended December 31, 2008, 2007 and 2006 were 3.4 percent, 3.0 percent and 3.0 percent, respectively.

Amortization expense of capitalized computer software costs for the years ended December 31, 2008, 2007 and 2006 was $8.6 million, $8.2 million and $6.6 million, respectively.  Amortization expense for CIAC and other intangible assets was $2 million for 2008 and insignificant for the prior periods.  Computer software costs are amortized between four and ten years.  CIAC and other intangible assets are amortized between 2 and 40 years.

8.  Intangibles

The Panhandle Acquisition resulted in the recognition of an intangible asset related to the BG LNG contract with Trunkline LNG.  The following table shows the carrying amount and accumulated amortization recorded in Intangible customer contract, net on the Consolidated Balance Sheet related to this intangible.

	Useful
	Lives	December 31,
Intangible customer contract	In Years	2008	2007
		(In thousands)

Customer contract	25	$9,503	$9,503
Less accumulated amortization		2,577	2,231
Intangible customer contract, net		$6,926	$7,272

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense on the customer contract for 2008, 2007 and 2006 was $346,000, $346,000 and $413,000, respectively.  The Company estimates the annual amortization expense for years 2009 through 2013 and thereafter will be $346,000 per year.

Certain other intangibles are included in Property, plant and equipment.  See Note 7 – Property, Plant and Equipment.

9.  Debt

	December 31, 2008		December 31, 2007
Long-term Debt Obligations:	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)

4.80% Senior Notes due 2008	$-	$-	$300,000	$298,140
6.05% Senior Notes due 2013	250,000	211,646	250,000	252,650
6.20% Senior Notes due 2017	300,000	230,956	300,000	297,240
6.50% Senior Notes due 2009	60,623	59,604	60,623	62,132
8.25% Senior Notes due 2010	40,500	39,668	40,500	43,396
7.00% Senior Notes due 2029	66,305	46,158	66,305	65,198
7.00% Senior Notes due 2018	400,000	318,033	-	-
Term Loans due 2012	815,391	753,262	867,220	867,220
Unamortized debt premium, net	2,153	2,153	6,093	6,093
Total debt outstanding	1,934,972	$1,661,480	1,890,741	$1,892,069
Current portion of long-term debt	(60,623)		(309,680)
Total long-term debt	$1,874,349		$1,581,061

The Company has approximately $1.93 billion of debt recorded at December 31, 2008.  Debt of $1.57 billion, including net premiums of $2.2 million, is at fixed rates ranging from 5.60 percent to 8.25 percent.  The $360.4 million of floating rate debt had an average interest rate of 1.02 percent for the year ended December 31, 2008.

7.00% Senior Notes due 2018.  In June 2008, the Company issued $400 million in senior notes due June 15, 2018 with an interest rate of 7.00 percent (7.00% Senior Notes).  In connection with the issuance of the 7.00% Senior Notes, the Company incurred underwriting and discount costs totaling approximately $4.1 million, resulting in approximately $395.9 million in proceeds to the Company.  The proceeds were initially loaned to Southern Union Company, under the demand note between the Company and Southern Union Company.  Such advanced amounts were repaid by Southern Union to the Company and used to repay the $300 million of 4.80% Senior Notes due August 15, 2008.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LNG Holdings Term Loans.  On March 15, 2007, LNG Holdings, as borrower, and PEPL and Trunkline LNG, as guarantors, entered into a $455 million unsecured term loan facility due March 13, 2012 (2012 Term Loan).  The interest rate under the 2012 Term Loan is a floating rate tied to a LIBOR rate or prime rate at the Company’s option, in addition to a margin tied to the rating of PEPL’s senior unsecured debt.  The proceeds of the 2012 Term Loan were used to repay approximately $455 million in existing indebtedness that matured in March 2007, including the $200 million 2.75% Senior Notes and the LNG Holdings $255.6 million Term Loan.  LNG Holdings has entered into interest rate swap agreements that effectively fixed the interest rate applicable to the 2012 Term Loan at 4.98 percent plus a credit spread of 0.625 percent, based upon PEPL’s credit rating for its senior unsecured debt.  The balance of the 2012 Term Loan was $455 million at December 31, 2008 and 2007, respectively.

On December 1, 2006, LNG Holdings, as borrower, and PEPL and CrossCountry Citrus, as guarantors, entered into a $465 million unsecured term loan facility due April 4, 2008 (2006 Term Loan).  On December 1, 2006, LNG Holdings loaned the proceeds of the 2006 Term Loan to CrossCountry Citrus in exchange for an interest-bearing promissory note with a principal amount of $465 million, the amount of the proceeds of the 2006 Term Loan.  On June 29, 2007, the parties entered into an amended and restated term loan facility (Amended Credit Agreement).  The Amended Credit Agreement extended the maturity of the term loan from April 4, 2008 to June 29, 2012, and decreased the interest rate from LIBOR plus 87.5 basis points to LIBOR plus 55 basis points, based upon the current credit rating of PEPL's senior unsecured debt. The balance of the Amended Credit Agreement was $360.4 million and $412.2 million at effective interest rates of 1.02 percent and 5.37 percent at December 31, 2008 and 2007, respectively.  The balance and effective interest rate of the Amended Credit Agreement at February 20, 2009 was $360.4 million and 0.96 percent, respectively.

Other.  The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens.  At December 31, 2008 the Company, based on the currently most restrictive debt covenant requirements, was subject to a $822.8 million limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $363.9 million of additional secured or subsidiary level indebtedness or other defined liens based on a limitation on liens covenant.  The Company is also subject to a limitation of $490.4 million of total additional indebtedness.

At December 31, 2008, the Company had scheduled payments of $60.6 million, $40.5 million, nil, $815.4 million, $250 million and $766.3 million for the years 2009 through 2013 and in total thereafter, respectively.

Retirement of Debt Obligations

The Company plans to repay its $60.6 million 6.50% Senior Notes maturing in July 2009.  Alternatively, should the Company not be successful in its debt retirement efforts, the Company may choose to refinance or retire such debt upon maturity by utilizing some combination of cash flows from operations, altering the timing of controllable cash flows or from repayments from Southern Union of intercompany loans.  The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets and market expectations regarding the Company's future earnings and cash flows, that it will be able to refinance and/or retire this obligation under acceptable terms prior to its maturity.  In the event the Company is unable to retire the $60.6 million of debt due in July 2009, there can be no assurance that the Company would be able to achieve acceptable refinancing terms in any negotiation of new capital market debt or bank financings.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Comprehensive Income

The table below provides an overview of comprehensive income for the periods indicated.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Net earnings	$150,674	$150,424	$137,755

Reclassification of unrealized gain on interest rate hedges
into earnings, net of tax of $(3,138), $(621) and $(742), respectively	(4,656)	(970)	(1,105)
Actuarial gain (loss) relating to other postretirement benefits,
net of tax of $(3,742), $393 and $0, respectively	(7,821)	1,137	-
Prior service cost relating to other postretirement benefit plan ,
amendments, net of tax of $(3,020), $(1,460) and $0, respectively	(4,534)	(1,049)	-
Change in fair value of interest rate hedges, net of tax of
$(7,815), $(5,722) and $(3), respectively	(11,663)	(8,392)	(5)
Realized gain (loss) on interest rate hedges, net of tax of $197, $(1,488)
and $0, respectively	309	(2,366)	-
Reclassification of actuarial gain and prior service credit relating to other postretirement benefits into earnings, net of tax
of $(713), $(1,326) and $0, respectively	(1,572)	(2,201)	-
Total other comprehensive income (loss)	(29,937)	(13,841)	(1,110)

Total comprehensive income	$120,737	$136,583	$136,645

The table below provides an overview of the components in Accumulated other comprehensive income as of the periods indicated:

	December 31,
	2008	2007
	(In thousands)
Other postretirement plan - net actuarial gain (loss) and prior service credit (cost), net of tax	$(792)	$13,135
Interest rate hedges, net of tax	(27,509)	(11,499)
Total Accumulated other comprehensive income, net of tax	$(28,301)	$1,636

11.  Commitments and Contingencies

Leases.  The Company utilizes assets under operating leases in several areas of operation.  Consolidated rental expense amounted to $9.2 million in 2008, $10.7 million in 2007 and $11.3 million in 2006.  Future minimum rental payments under the Company’s various operating leases for the years 2009 through 2013 are $13.6 million, $12.1 million, $11.8 million, $11.6 million and $11.6, respectively, and $37.1 million in total thereafter.

Litigation. The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts.  Where appropriate, the Company has made accruals in accordance with FASB Statement No. 5, “Accounting for Contingencies”, in order to provide for such matters.  The Company believes the final disposition of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Jack Grynberg.  Jack Grynberg, an individual, filed actions for damages against a number of companies, including the Company, now transferred to the U.S. District Court for the District of Wyoming, alleging mis-measurement of natural gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  On October 20, 2006, the District Judge adopted in part the earlier recommendation of the Special Master in the case and ordered the dismissal of the case against the Company.  Grynberg is appealing that action to the Tenth Circuit Court of Appeals.  Grynberg’s opening brief was filed on July 31, 2007.  Respondents filed their brief rebutting Grynberg’s arguments on November 21, 2007.  A hearing before the Court of Appeals was held on September 25, 2008.  The Court has not yet ruled on Grynberg’s appeal.  A similar action, known as the Will Price litigation, also has been filed against a number of companies, including the Company, in U.S. District Court for the District of Kansas.  The Company is currently awaiting the decision of the trial judge on the defendants’ motion to dismiss the Will Price action.  The Company believes that its measurement practices conformed to the terms of its FERC gas tariff, which was filed with and approved by FERC.  As a result, the Company believes that it has meritorious defenses to these lawsuits (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that the Company complied with the terms of its tariff) and will continue to vigorously defend against them, including any appeal from the dismissal of the Grynberg case.  The Company does not believe the outcome of these cases will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

East End Project.  The East End Project involved the installation of a total of approximately 31 miles of pipeline in and around Tuscola, Illinois, Montezuma, Indiana and Zionsville, Indiana.  Construction began in 2007 and was completed in the second quarter of 2008.  PEPL is seeking recovery of each contractor’s share of approximately $50 million of cost overruns from the construction contractor, multiple inspection contractors and the construction management contractor for improper welding, inspection and construction management of the East End Project.  Certain of the contractors have filed counterclaims against PEPL for alleged underpayments of approximately $18 million.  The matter is pending in state court in Harris County, Texas.  Trial is set for February 2010.  The Company does not believe the outcome of this case will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Environmental Matters.  The Company’s operations are subject to federal, state and local laws and regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters.  These laws and regulations require the Company to conduct its operations in a specified manner and to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Failure to comply with environmental requirements may expose the Company to significant fines, penalties and/or interruptions in operations.  The Company’s environmental policies and procedures are designed to achieve compliance with such laws and regulations.  These evolving laws and regulations and claims for damages to property, employees, other persons and the environment resulting from current or past operations may result in significant expenditures and liabilities in the future.  The Company engages in a process of updating and revising its procedures for the ongoing evaluation of its operations to identify potential environmental exposures and enhance compliance with regulatory requirements.  The Company follows the provisions of American Institute of Certified Public Accountants Statement of Position 96-1, “Environmental Remediation Liabilities”, for recognition, measurement, display and disclosure of environmental remediation liabilities.

Environmental Remediation.  The Company is responsible for environmental remediation at certain sites on its natural gas transmission systems for contamination resulting from the past use of lubricants containing PCBs in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas.  The Company has developed and is implementing a program to remediate such contamination.  Remediation and decontamination has been completed at each of the 35 compressor station sites where auxiliary buildings that house the air compressor equipment were impacted by the past use of lubricants containing PCBs.  At some locations, PCBs have been identified in paint that was applied many years ago.  A program has been implemented to remove and dispose of PCB impacted paint during painting activities.  At one location on the Trunkline system, PCBs were discovered on the painted surfaces of equipment in a building that is outside the scope of the compressed air system program and the existing PCB impacted paint program.  Assessments indicated PCBs at regulated levels at a number of locations which will require approximately $3.2 million to remediate, all of which was recorded in 2008.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other remediation typically involves the management of contaminated soils and may involve remediation of groundwater.  Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility.  The ultimate liability and total costs associated with these sites will depend upon many factors.  If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Company could potentially be held responsible for contamination caused by other parties.  In some instances, such as the Pierce Waste Oil Sites described below, the Company may share liability associated with contamination with other PRPs.  The Company may also benefit from contractual indemnities that cover some or all of the cleanup costs. These sites are generally managed in the normal course of business or operations.  The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

The table below reflects the amount of accrued liabilities recorded in the Consolidated Balance Sheet at December 31, 2008 and 2007 to cover probable environmental response actions:

	December 31,
	2008	2007
	(In thousands)

Current	$1,052	$996
Noncurrent	6,989	6,901
Total Environmental Liabilities	$8,041	$7,897

During the years ended December 31, 2008, 2007 and 2006, the Company had $1.8 million, $824,000 and $2.4 million of expenditures related to environmental cleanup programs, respectively.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The KDHE has established certain contingency measures as part of the agency’s ozone maintenance plan for the Kansas City area.  These measures will be triggered if there are any new elevated ozone readings in the Kansas City area.  One of the NOx emission sources that will be impacted is the PEPL Louisburg compressor station.  In addition, the U.S. EPA has revised the ozone standard and the Kansas City area will likely be designated as a non-attainment area under the new and stricter standard.  Issues associated with reducing emissions at the Louisburg compressor station are being discussed with the KDHE.  In the event KDHE requires emission reductions, it is estimated that approximately $14 million in capital expenditures will be required.

SPCC Rules.  In October 2007, the U.S. EPA proposed amendments to the SPCC rules with the stated intention of providing greater clarity, tailoring requirements, and streamlining requirements.  In December 2008, the EPA again extended the SPCC rule compliance dates until November 20, 2009, permitting owners and operators of facilities to prepare or amend and implement SPCC Plans in accordance with previously enacted modifications to the regulations.  The Company is currently reviewing the impact of the modified regulations on its operations and may incur costs for tank integrity testing, alarms and other associated corrective actions as well as potential upgrades to containment structures.  Costs associated with such activities cannot be estimated with certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Commitments and Contingencies.

Kaplan Compressor Station Damage.  On April 21, 2006, Trunkline experienced a fire at its Kaplan, Louisiana compressor station causing damages to the facilities resulting in a damage claim of $13.6 million, before consideration of a $5 million deductible related to this claim.  Insurance recoveries related to this incident were $8.6 million in 2008.  No further receivables due from the insurance carriers or claims associated with this incident are expected.

2008 Hurricane Damage.  In September 2008, Hurricanes Gustav and Ike came ashore on the Louisiana and Texas coasts.  Offshore facilities, including Sea Robin and Trunkline’s Terrebonne system, suffered damage to several platforms and are continuing to experience reduced volumes.

With respect to the Company’s damage assessments associated with Hurricane Gustav, the Company recorded $3 million of estimated expense in 2008 and believes the capital expenditure amount related to the hurricane was insignificant.  As the total capital expenditure amount and the related expense is expected to be below the Company’s $10 million property insurance deductible, the Company does not expect any of the repair and replacement costs associated with Hurricane Gustav will be reimbursed by its property insurance carrier.

With respect to the Company’s ongoing damage assessments associated with Hurricane Ike, the Company currently estimates an expense impact of $11 million, which was recorded in 2008, and the capital expenditure estimate relating to the hurricane will total approximately $125 million in the period 2008 through 2010.  These estimates are subject to further revision as the assessment of the damage to the Company’s facilities is ongoing.  Approximately $23 million of the capital expenditures were incurred as of December 31, 2008.  The Company anticipates reimbursement from its property insurance carrier for a significant portion of the damages in excess of its $10 million deductible; however, the recoverable amount is subject to pro rata reduction to the extent that the level of total accepted claims from all insureds exceeds the carrier’s $750 million aggregate exposure limit.  The Company’s insurance provider has announced that it expects to reach the $750 million aggregate exposure limit and currently estimates the payout amount will not exceed 84 percent based on estimated claim information it has received.  The final amount of any applicable pro rata reduction cannot be determined until the Company’s insurance provider has received and assessed all claims.

2005 Hurricane Damage.  Late in the third quarter of 2005, Hurricane Rita came ashore along the Upper Gulf Coast.  Hurricane Rita caused damage to property and equipment owned by Sea Robin, Trunkline and Trunkline LNG.  The Company has filed approximately $34 million of eligible damage claims related to Hurricane Rita, primarily amounts for repairs, replacement or abandonment of damaged property and equipment at Sea Robin and Trunkline. The Company’s property insurance carrier has accepted these claims and the Company has received reimbursement for a significant portion of the damages in excess of the $5 million deductible in effect in 2005.  The ultimate reimbursement is currently estimated by the Company’s property insurance carrier to ultimately be limited to 70 percent of the portion of the claimed damages accepted by the insurance carrier, based on a pro rata reduction to the extent accepted claims exceeded the carrier’s $1 billion aggregate exposure limit.  As of December 31, 2008, the Company has received payments of $14.8 million from its insurance carrier, representing a 55 percent payout of the maximum 70 percent payout ultimately expected to be received on eligible claims after application of the $5 million deductible.  No additional receivables due from the insurance carrier have been recorded as of December 31, 2008 relating to claims for Hurricane Rita.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Capital Expenditures.  The Company estimates remaining capital expenditures associated with its LNG terminal enhancement and compressor modernization projects will be approximately $145 million, with approximately $115 million to be incurred in 2009, plus capitalized interest.

Controlled Group Pension Liabilities.  Southern Union Company (including certain of its divisions) sponsors a number of defined benefit pension plans for employees.  Under applicable pension and tax laws, upon being acquired by Southern Union, the Company became a member of Southern Union Company’s “controlled group” with respect to those plans and, along with Southern Union Company and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated.  In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union Company’s controlled group, including the Company and each of its subsidiaries.  Based on the latest actuarial information available as of December 31, 2008, the aggregate amount of the projected benefit obligations of these pension plans was approximately $172.1 million and the estimated fair value of all of the assets of these plans was approximately $102.4 million.

12.  Benefits

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

The adoption of the recognition and disclosure provisions of Statement No. 158 in 2006 had no effect on the Company’s Consolidated Statement of Operations for the year ended December 31, 2006, and has not negatively impacted any of the Company’s financial covenants.  Additionally, the measurement date provisions of Statement No. 158 applicable to 2008 did not impact the Consolidated Balance Sheet as the Company’s other postretirement benefit plan assets and benefit obligations were already measured as of the balance sheet date.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and Funded Status.

Postretirement benefit liabilities are accrued on an actuarial basis during the years an employee provides services.  The following tables contain information about the obligations and funded status of the Company’s other postretirement plans.

	Other Postretirement Benefits
	At December 31,
	2008	2007
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$39,417	$34,390
Service cost	1,899	1,155
Interest cost	3,256	1,922
Actuarial (gain) loss and other	1,571	(539)
Benefits paid, net	35	(20)
Plan amendments (1)	7,553	2,509
Benefit obligation at end of period	$53,731	$39,417

Change in plan assets:
Fair value of plan assets at beginning of period	$38,654	$29,954
Return on plan assets and other	(7,596)	994
Employer contributions	7,641	7,726
Benefits paid, net	35	(20)
Fair value of plan assets at end of period (2)	$38,734	$38,654

Amount underfunded at the end of period (3)	$14,997	$763

Amounts recognized in Accumulated other comprehensive income
(pre-tax basis) consist of:
Net actuarial loss (gain)	$10,996	$(566)
Prior service cost (credit)	(5,331)	(15,170)
	$5,665	$(15,736)
________________
(1)	In March 2008, a postretirement benefit plan change to a defined contribution-based design was approved for retirements beginning April 1, 2008.
(2)	Plan assets are recorded at fair value versus a calculated value as of the December 31, 2008 and 2007 measurement dates.
(3)	Underfunded balance is recognized as a noncurrent liability in the Consolidated Balance Sheet.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Periodic Benefit Cost.

Net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 includes the components noted in the table below.

	Postretirement Benefits
	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Net Periodic Benefit Cost:
Service cost	$1,899	$1,155	$1,323
Interest cost	3,256	1,922	1,781
Expected return on plan assets	(2,396)	(1,918)	(1,378)
Prior service credit amortization	(2,286)	(3,487)	(3,643)
Actuarial (gain) loss amortization	-	(40)	508
Transfer of net obligation from affiliate	-	1,915	-
Net periodic benefit cost (credit)	$473	$(453)	$(1,409)

The estimated net actuarial loss and prior service credit for other postretirement plans that will be amortized from Accumulated other comprehensive income into net periodic benefit cost (credit) during 2009 is $498,000  and $2.1 million, respectively.

Assumptions.

The weighted-average discount rate used in determining benefit obligations was 5.90 percent, 6.51 percent and 5.91 percent for the years ended December 31, 2008, 2007 and 2006, respectively.

The weighted-average assumptions used in determining net periodic benefit cost are shown in the table below.

	Years Ended December 31,
	2008	2007	2006

Discount rate	6.76%	6.06%	5.50%
Expected return on assets:
Tax exempt accounts	7.00%	7.00%	7.00%
Taxable accounts	5.00%	5.00%	5.00%

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumed health care cost trend rates used for measurement purposes are shown in the table below:

	December 31,
	2008	2007

Health care cost trend rate assumed for next year	9.00%	10.00%
Ultimate trend rate	4.85%	5.20%
Year that the rate reaches the ultimate trend rate	2017	2017

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost	$719	$(657)
Effect on accumulated postretirement benefit obligation	8,002	(7,047)

Plan Assets.

The assets of the postretirement health care and life insurance plans are invested in accordance with sound investment practices that emphasize long-term investment fundamentals.  The Investment Committee of Southern Union’s Board of Directors has adopted an investment objective of income and growth for the postretirement plans.  This investment objective: (i) is a risk-averse balanced approach that emphasizes a stable and substantial source of current income and some capital appreciation over the long-term; (ii) implies a willingness to risk some declines in value over the short-term, so long as the postretirement plans are positioned to generate current income and exhibit some capital appreciation; (iii) is expected to earn long-term returns sufficient to keep pace with the rate of inflation over most market cycles (net of spending and investment and administrative expenses), but may lag inflation in some environments; (iv) diversifies the postretirement plans in order to provide opportunities for long-term growth and to reduce the potential for large losses that could occur from holding concentrated positions; and (v) recognizes that investment results over the long-term may lag those of a typical balanced portfolio since a typical balanced portfolio tends to be more aggressively invested.  Nevertheless, the postretirement plans are expected to earn a long-term return that compares favorably to appropriate market indices.

It is expected that these objectives can be obtained through a well-diversified portfolio structured in a manner consistent with the investment policy.

The Company’s weighted average asset allocation by asset category for the measurement periods presented is as follows:

	December 31,
Asset Category	2008	2007

Equity securities	32%	31%
Debt securities	55%	67%
Cash, cash equivalents and other	13%	2%
Total	100%	100%

Based on the other postretirement plan objectives, target asset allocations are as follows: equity of 25 percent to 35 percent, fixed income of 65 percent to 75 percent, and cash and cash equivalents of 0 percent to 10 percent.

The above referenced target asset allocations for other postretirement benefits are based upon guidelines established by the Company’s Investment Policy and is monitored by the Investment Committee of the board of directors in conjunction with an external investment advisor.  On occasion, the asset allocations may fluctuate compared to these guidelines as a result of administrative oversight by the Investment Committee.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contributions.

The Company expects to contribute approximately $7.6 million to its other postretirement plans in 2009 and approximately $7.6 million annually thereafter until modified by rate case proceedings.

Benefit Payments.

The Company’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below.

	Expected Benefits	Payments
	Before Effect of	Medicare Part D
Years	Medicare Part D	Subsidy Receipts	Net
	(In thousands)

2009	$ 504	$ 5	$499
2010	788	5	783
2011	1,186	4	1,182
2012	1,672	5	1,667
2013	2,221	5	2,216
2014-2018	17,989	132	17,857

The Medicare Prescription Drug Act was signed into law December 8, 2003.  The Act provides for a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy, which is not taxable, to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.

Defined Contribution Plan.  The Company sponsors a defined contribution savings plan (Savings Plan) that is available to all employees.  The Company contributed 50 percent of the first four percent of the participant’s compensation paid into the Savings Plan through December 31, 2007.  The matching was increased effective January 1, 2008 to 100 percent of the first two percent and 50 percent of the next three percent of the participant’s compensation paid into the Savings Plan.  Company contributions are 100 percent vested after five years of continuous service.  Company contributions to the Savings Plan during the years ended December 31, 2008, 2007 and 2006 were $2.8 million, $1.4 million and $1.3 million, respectively.

The Company provides certain retiree benefits through employer contributions to a qualified defined contribution plan, referred to as Retirement Power Accounts, with the amount generally varying based on age and years of service.  Company contributions to Retirement Power Accounts during the years ended December 31, 2008, 2007 and 2006 were $5 million, $4.4 million and $4 million, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Stock-Based Compensation

Stock Award Plans.  The Second Amended 2003 Plan adopted by the stockholders of Southern Union Company allows for awards in the form of stock options (either incentive stock options or non-qualified options), SARs, stock bonus awards, restricted stock, performance units or other equity-based rights.  The persons eligible to receive awards under the Second Amended 2003 Plan include all of the employees, directors, officers and agents of, and other service providers to, Southern Union Company and its affiliates and subsidiaries.  Under the Second Amended 2003 Plan: (i) no participant may receive any calendar year awards covering more than 500,000 shares; (ii) the exercise price for a stock option may not be less than 100 percent of the fair market value of the common stock on the date of grant; and (iii) no award may be granted after September 28, 2013.

Stock Options.  Effective January 1, 2006, the Company adopted Statement No. 123R, using the modified prospective application method of transition, as defined in Statement No. 123R.  After adoption of Statement No. 123R, the Company has recorded the grant date fair value of share-based payment arrangements, net of estimated forfeitures, as compensation expense using a straight-line basis over the awards’ requisite service period.  Under the modified prospective application method, Statement No. 123R applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005.  Compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of December 31, 2005 is recognized as the requisite service is rendered on or after January 1, 2006.  Additionally, no transition adjustment is generally permitted for the deferred tax assets associated with outstanding equity instruments.  No cumulative effect of a change in accounting principle was recognized upon adoption of Statement No. 123R.

The Company previously disclosed the fair value of stock options granted and the assumptions used in determining fair value pursuant to Statement No. 123, “Accounting for Stock-Based Compensation”.  The Company historically used a Black-Scholes valuation model to determine the fair value of stock options granted.  Stock options (either incentive stock options or non-qualified options) and SARs generally vest over a three-, four- or five-year period from the date of grant and expire ten years after the date of grant.  The adoption of Statement No. 123R in 2006 reduced Operating income, Earnings before income taxes, and Net earnings by $705,000, $705,000 and $568,000, respectively, for the year ended December 31, 2006.

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

The following table represents the Black-Scholes estimated ranges under the Company’s plans for stock options and SARs awards granted in the periods presented:

	Years Ended December 31,
	2008	2007	2006
Expected volatility	30.57%	30.11%	32.90%
Expected dividend yield	2.19%	2.10%	1.43%
Risk-free interest rate	1.71%	3.70%	4.69%
Expected life	6 years	6 years	6 years

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on stock options granted, exercised, canceled, outstanding and exercisable for the years ended December 31, 2006, 2007 and 2008:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Outstanding December 31, 2005	353,861	$19.88
Granted	-	-
Exercised	(18,280)	17.37
Forfeited	(9,759)	20.13
Outstanding December 31, 2006	325,822	$20.01
Granted	-	-
Exercised	(46,170)	18.76
Forfeited	(2,995)	17.66
Outstanding December 31, 2007	276,657	$20.25
Granted	-	-
Exercised	(6,916)	16.83
Forfeited	(221)	16.83
Outstanding December 31, 2008	269,520	$20.34

Exercisable December 31, 2006	92,120	$19.67
Exercisable December 31, 2007	122,826	$20.32
Exercisable December 31, 2008	192,827	$20.39

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on SARs granted, exercised, canceled, outstanding and exercisable for the years ended December 31, 2006, 2007 and 2008 is presented below:

		Weighted Average
	SARs	Exercise Price

Outstanding December 31, 2005	-	$-
Granted	37,114	28.07
Exercised	-	-
Forfeited	-	-
Outstanding December 31, 2006	37,114	$28.07
Granted	108,078	28.48
Exercised	-	-
Forfeited	-	-
Outstanding December 31, 2007	145,192	$28.38
Granted	268,954	12.55
Exercised	-	-
Forfeited	-	-
Outstanding December 31, 2008	414,146	$18.10

Exercisable December 31, 2006	-	-
Exercisable December 31, 2007	12,370	28.07
Exercisable December 31, 2008	60,764	28.31

The SARs vest in three equal increments annually on their grant date anniversary. Each SAR entitles the holder to shares of Southern Union’s common stock equal to the fair market value of Southern Union’s common stock in excess of the exercise price for each SAR on the applicable vesting date.

As of December 31, 2008, there was $1.9 million of total unrecognized compensation cost related to non-vested stock option and SARs compensation arrangements granted under the stock option plans.  That cost is expected to be recognized over a weighted-average contractual period of 2.1 years.  The total fair value of options and SARs vested as of December 31, 2008 was $5.7 million.  Compensation expense recognized related to stock options and SARs totaled $1.1 million ($828,000, net of tax), $826,000 ($645,000, net of tax) and $705,000 ($568,000, net of tax) for the years ended December 31, 2008, 2007 and 2006, respectively.  The aggregate intrinsic value of total options and SARs outstanding and exercisable at December 31, 2008 was $132,000 and nil, respectively.

The intrinsic value of options exercised during the year ended December 31, 2008 was approximately $66,000.

Restricted Stock.  The Second Amended 2003 Plan also provides for grants of restricted stock equity units and restricted stock liability units.  The Company settles restricted stock equity units with shares of Southern Union common stock and restricted stock liability units with cash. The restrictions associated with a grant of restricted stock equity units under the Second Amended 2003 Plan generally expire equally over a period of three or four years.  Restrictions on restricted stock liability units expire at the end of the applicable period, which is also the requisite service period.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity of non-vested restricted stock equity awards as of December 31, 2008 is presented below:

	Number of	Weighted-Average
	Restricted Shares	Grant-Date
Nonvested Restricted Stock Equity Units	Outstanding	Fair-Value

Nonvested restricted shares at December 31, 2005	43,050	$24.08
Granted	-	-
Vested	(11,036)	24.08
Forfeited	(6,872)	24.06
Nonvested restricted shares at December 31, 2006	25,142	$24.08
Granted	-	-
Vested	(8,381)	24.08
Forfeited	-	-
Nonvested restricted shares at December 31, 2007	16,761	$24.08
Granted	-	-
Vested	(8,380)	24.08
Forfeited	-	-
Nonvested restricted shares at December 31, 2008	8,381	$24.08

A summary of the activity of nonvested restricted stock liability unit awards as of December 31, 2008 is presented below:

	Number of	Weighted-Average
	Cash Restricted Units	Grant-Date
Nonvested Restricted Stock Liability Units	Outstanding	Fair-Value

Nonvested restricted units at December 31, 2005	-	$-
Granted	52,846	28.07
Vested	-	-
Forfeited	-	-
Nonvested restricted units at December 31, 2006	52,846	$28.07
Granted	74,883	28.48
Vested	(17,611)	28.07
Forfeited	-	-
Nonvested restricted units at December 31, 2007	110,118	$28.35
Granted	132,452	12.75
Vested	(42,556)	28.31
Forfeited	-	-
Nonvested restricted units at December 31, 2008	200,014	$18.03

As of December 31, 2008, there was $2.7 million of total unrecognized compensation cost related to non-expired, restricted stock equity units and restricted stock liability units compensation arrangements granted under the restricted stock plans.  That cost is expected to be recognized over a weighted-average contractual period of 2.5 years.  The total fair value of restricted stock equity and liability units that vested during the year ended December 31, 2008 was $1.4 million.  Compensation expense recognized related to restricted stock equity and liability units totaled $751,000 ($471,000, net of tax), $752,000 ($472,000, net of tax) and $236,000 ($144,000, net of tax) for the years ended December 31, 2008, 2007 and 2006, respectively.  The Company settled the restricted stock liability unit awards vesting in 2008 with cash payments of $537,000.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Fair Value Measurement

The following table sets forth the Company’s financial liabilities that are measured at fair value on a recurring basis at December 31, 2008.

	Fair Value	Fair Value Measurements at December 31, 2008
	as of	Using Fair Value Hierarchy
	December 31, 2008	Level 1	Level 2	Level 3
	(In thousands)
Liabilities:
Interest-rate derivatives	$43,630	$-	$-	$43,630
Total	$43,630	$-	$-	$43,630

The following table provides a reconciliation of the change in the Company’s Level 3 financial liabilities measured at fair value on a recurring basis using significant unobservable inputs for the periods indicated.

Year Ended
December 31, 2008
(In thousands)
Interest-rate Derivatives
Balance at January 1, 2008	$17,121
Total gains or losses (realized and unrealized):
Included in earnings	-
Included in other comprehensive income	34,019
Purchases and settlements, net	(7,510)
Balance at December 31, 2008	$43,630

15.  Quarterly Financial Information (Unaudited)

The following table provides certain quarterly financial information for the periods presented.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2008	(In thousands)
Operating revenue	$187,051	$168,333	$173,400	$192,856	$721,640
Operating income	92,649	72,437	66,185	78,329	309,600
Net earnings	48,239	34,914	29,990	37,531	150,674

2007
Operating revenue	$169,030	$161,706	$158,963	$168,747	$658,446
Operating income	84,246	68,769	63,855	71,251	288,121
Net earnings	44,481	35,619	32,660	37,664	150,424

Report of Independent Registered Public Accounting Firm

To Southern Union Company and the Board of Managers of
Panhandle Eastern Pipe Line Company, LP:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners’ capital and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Panhandle Eastern Pipe Line Company, LP and subsidiaries (the "Company") at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 26, 2009