Form 10-Q
period 2009-03-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2009-05-11
CIK 76063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
_______________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2009

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
Yes   ✓     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
March 31, 2009

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
FSP                                                     FASB Staff Position
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
Trunkline LNG                                  Trunkline LNG Company, LLC

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Operating revenue
Transportation and storage of natural gas	$157,117	$153,382
LNG terminalling revenue	33,077	30,890
Other revenue	2,101	2,779
Total operating revenue	192,295	187,051

Operating expenses
Operation, maintenance and general	71,246	50,580
Operation, maintenance and general - affiliates (Note 4)	11,742	10,112
Depreciation and amortization	27,863	25,061
Taxes, other than on income	8,925	8,649
Total operating expenses	119,776	94,402

Operating income	72,519	92,649

Other income (expense)
Interest expense	(20,181)	(21,065)
Interest income - affiliates (Note 4)	2,292	6,950
Other, net	162	561
Total other income (expense)	(17,727)	(13,554)

Earnings before income taxes	54,792	79,095

Income taxes	21,903	30,856

Net earnings	$32,889	$48,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2009	December 31, 2008
Assets	(In thousands)

Current assets
Cash and cash equivalents	$35	$28
Accounts receivable, billed and unbilled, less allowances of
$1,161 and $1,161 respectively	69,391	74,058
Accounts receivable - related parties (Note 4)	4,597	6,596
Gas imbalances - receivable	139,845	171,689
System gas and operating supplies (Note 3)	138,543	196,603
Note receivable - CrossCountry Citrus (Note 4)	-	24,265
Other	12,705	19,711
Total current assets	365,116	492,950

Property, plant and equipment
Plant in service	3,224,412	3,217,832
Construction work-in-progress	467,216	403,344
	3,691,628	3,621,176
Less accumulated depreciation and amortization	421,663	394,307
Net property, plant and equipment	3,269,965	3,226,869

Note receivable - Southern Union (Note 4)	171,430	127,530
Note receivable - CrossCountry Citrus (Note 4)	368,126	368,126
Non-current system gas (Note 3)	11,637	17,687
Other	21,504	20,825

Total assets	$4,207,778	$4,253,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2009	December 31, 2008
	(In thousands)
Partners' Capital
Partners' capital	$1,375,710	$1,342,821
Accumulated other comprehensive loss	(27,081)	(28,301)
Tax sharing note receivable - Southern Union	(7,726)	(8,561)
Total partners' capital	1,340,903	1,305,959

Long-term debt (Note 5)	1,873,942	1,874,349
Total capitalization	3,214,845	3,180,308

Current liabilities
Current portion of long-term debt (Note 5)	60,623	60,623
Accounts payable	7,563	7,754
Accounts payable - related parties (Note 4)	91,991	71,895
Gas imbalances - payable	239,761	338,591
Accrued taxes	15,893	13,561
Accrued interest	22,350	15,861
Capital accruals	60,814	71,821
Other	86,613	80,983
Total current liabilities	585,608	661,089

Deferred income taxes, net	289,654	281,778
Other	117,671	130,812

Commitments and contingencies (Note 8)

Total partners' capital and liabilities	$4,207,778	$4,253,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows provided by operating activities:
Net earnings	$32,889	$48,239
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,863	25,061
Deferred income taxes	9,942	6,846
Changes in operating assets and liabilities	24,967	4,097
Net cash flows provided by operating activities	95,661	84,243

Cash flows provided by (used in) investing activities:
Net decrease (increase) in note receivable - Southern Union	(43,900)	110,300
Net increase in income taxes payable - related parties	14,500	23,126
Decrease in note receivable - CrossCountry Citrus	24,265	-
Additions to property, plant and equipment	(92,362)	(204,355)
Other	1,314	(2,760)
Net cash flows used in investing activities	(96,183)	(73,689)

Cash flows provided by (used in) financing activities:
Increase (decrease) in book overdraft	529	(10,566)
Net cash flows provided by (used in) financing activities	529	(10,566)

Change in cash and cash equivalents	7	(12)

Cash and cash equivalents at beginning of period	28	320
Cash and cash equivalents at end of period	$35	$308

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

	Partners' Capital	Accumulated Other Comprehensive Loss	Tax Sharing Note Receivable-Southern Union	Total
	(In thousands)

Balance December 31, 2008	$1,342,821	$(28,301)	$(8,561)	$1,305,959

Tax sharing receivable - Southern Union	-	-	835	835

Comprehensive income:
Net earnings	32,889	-	-	32,889
Net change in other comprehensive loss (Note 6)	-	1,220	-	1,220
Comprehensive income				34,109

Balance March 31, 2009	$1,375,710	$(27,081)	$(7,726)	$1,340,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying unaudited interim condensed consolidated financial statements of PEPL, a Delaware limited partnership, and its subsidiaries have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  These statements do not include all of the information and note disclosures required by GAAP, and should be read in conjunction with Panhandle’s financial statements and notes thereto for the year ended December 31, 2008, which are included in Panhandle’s Form 10-K filed with the SEC.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Due to the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.  Certain reclassifications have been made to the prior year’s condensed financial statements to conform to the current year presentation.

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

The Company’s pipeline assets include approximately 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region.  The pipelines have a combined peak day delivery capacity of 5.5 Bcf/d and approximately 68.1 Bcf of owned underground storage capacity.  Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America, based on current send out capacity, and has 9.0 Bcf of above ground LNG storage capacity.

Southern Union Panhandle, LLC, a direct wholly-owned subsidiary of Southern Union Company, serves as the general partner of PEPL and owns a one percent general partnership interest in PEPL.  Southern Union Company owns a ninety-nine percent limited partnership interest in PEPL.

2.  New Accounting Principles and Other Matters

Accounting Principles Recently Adopted.

FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  Issued by the FASB in March 2008, this Statement amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (Statement No. 133) to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement No.133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Statement is effective

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted.  See Note 12 – Derivatives and Hedging Activities, which reflects the disclosure required by this Statement.

FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). Issued by the FASB in April 2009, FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are applied prospectively and are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company early adopted FSP FAS 157-4 in the first quarter of 2009.  The impact of FSP FAS 157-4 was not material to the Company’s consolidated financial statements.

FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). Issued by the FASB in April 2009, FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company early adopted FSP FAS 107-1 and APB 28-1 in the first quarter of 2009, resulting in the disclosure of certain fair value information associated with the Company’s debt obligations.  See Note 5 – Debt for the related information.

Accounting Principles Not Yet Adopted.

FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1)”.  Issued by the FASB in December 2008, FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan.  The provisions of FSP FAS 132(R)-1 are effective for fiscal years ending after December 15, 2009.  The Company is currently evaluating the impact of this FSP on its consolidated financial statements, which will be required to be included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2009.

Other Matters.

Asset Impairment. The Company applies the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement No.144), to account for impairments on long-lived assets.  An impairment loss is recognized when the carrying amount of a long-lived asset used in operations is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The long-lived assets of Sea Robin were evaluated as of December 31, 2008 and March 31, 2009 because indicators of potential impairment were evident primarily due to the impacts associated with Hurricane Ike.  Based upon the Company’s analysis, no impairment of the carrying value of the Sea Robin assets has occurred at this time.

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

The components of inventory at the dates indicated are as follows:

	March 31, 2009	December 31, 2008
	(In thousands)

Natural gas (1)	$123,570	$182,547
Materials and supplies	14,973	14,056
Total current	138,543	196,603

Natural gas (1)	11,637	17,687
	$150,180	$214,290

______________________________
(1)	Natural gas volumes held for operations at March 31, 2009 and December 31, 2008 were 29,409,000 MMBtu and 31,751,000 MMBtu, respectively.

4.  Related Party Transactions

The following table provides a summary of related party transactions for the periods presented.

	Three Months Ended March 31,
Related Party Transactions	2009	2008
	(In thousands)

Transportation and storage of natural gas (1)	$1,124	$1,356
Operation, maintenance and general - affiliates:
Management and royalty fees	4,796	4,719
Other expenses (2)	6,946	5,393
Other income (3)	2,329	7,024

_________________
(1)	Represents transportation and storage revenues with Missouri Gas Energy, a Southern Union division.
(2)	Primarily includes allocations of corporate charges from Southern Union, partially offset for expenses attributable to services provided by Panhandle on behalf of other affiliate companies.
(3)	Primarily includes interest income associated with the Southern Union and CrossCountry Citrus note receivables.

Pursuant to a demand note with Southern Union Company under a cash management program, as of March 31, 2009, the Company had loaned excess cash, net of repayments, totaling $171.4 million to Southern Union since Southern Union acquired the Company.  Net disbursements of $43.9 million were recorded during the three-month period ended March 31, 2009.  The Company is credited with interest on the note at a one-month LIBOR rate.  Included in Interest income - affiliates in the accompanying unaudited interim Condensed Consolidated Statement of Operations is interest income of $289,000 and $1.3 million for the three-month periods ended March 31, 2009 and 2008, respectively, related to interest on the Note receivable – Southern Union.  Given the uncertainties regarding the timing of the Company’s cash flows, including financings, capital expenditures and operating cash flows, the Company has reported the Note receivable – Southern Union as a non-current asset.  The Company does have access to the funds via the demand note and does expect repayment to ultimately occur to also fund capital expenditures.

The interest rate under the Note receivable – CrossCountry Citrus is based on the interest rate under the Amended Credit Agreement plus a credit spread over LIBOR of 112.5 basis points.  Included in Interest income – affiliates in the Consolidated Statement of Operations is interest income of $2 million and $5.6 million for the three-month periods ended March 31, 2009 and 2008, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a summary of the accounts receivable and payable related party balances included in the unaudited interim Condensed Consolidated Balance Sheet at the dates indicated.

	Three Months Ended	Year Ended
Related Party	March 31, 2009	December 31, 2008
	(In thousands)

Accounts receivable - related parties (1)	$4,597	$6,596

Accounts payable - related parties:
Southern Union - income taxes (2)	$67,550	$56,424
Southern Union - other (3)	24,335	15,249
Other (4)	106	222
	$91,991	$71,895

______________________________

(1)	Primarily related to interest associated with the Note receivable – CrossCountry Citrus and services provided for Citrus.
(2)	Related to income taxes payable to Southern Union per the tax sharing agreement to provide for taxes to be remitted upon the filing of the tax return.
(3)	Primarily related to payroll and incentive funding provided by Southern Union.
(4)	Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of the Company.

5.  Debt

The following table sets forth the debt obligations of the Company at the dates indicated:

Long-term Debt Obligations	March 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

6.05% Senior Notes due 2013	$250,000	$228,775	$250,000	$211,646
6.20% Senior Notes due 2017	300,000	244,050	300,000	230,956
6.50% Senior Notes due 2009	60,623	60,320	60,623	59,604
8.25% Senior Notes due 2010	40,500	40,095	40,500	39,668
7.00% Senior Notes due 2029	66,305	49,729	66,305	46,158
7.00% Senior Notes due 2018	400,000	335,880	400,000	318,033
Term Loans due 2012	815,391	746,341	815,391	753,262
Net premiums on long-term debt	1,746	1,746	2,153	2,153
Total debt outstanding	1,934,565	$1,706,936	1,934,972	$1,661,480
Current portion of long-term debt	(60,623)		(60,623)
Total long-term debt	$1,873,942		$1,874,349

The fair value of the Company’s Term Loans due 2012 as of March 31, 2009 and December 31, 2008 were determined using the market approach, which utilized reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of that type and size.

The fair value of the Company’s other long-term debt as of March 31, 2009 and December 31, 2008 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  Comprehensive Income

The table below provides an overview of comprehensive income for the periods indicated.

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Net earnings	$32,889	$48,239
Reclassification of unrealized loss on interest rate hedges into
earnings, net of tax of $1,441 and $184, respectively	2,147	277
Prior service cost relating to other postretirement
benefit plan amendment, net of tax of $0 and $3,231, respectively	-	(6,603)
Change in fair value of interest rate hedges, net of tax of
$(415) and $(12,466), respectively	(618)	(19,130)
Reclassification of net actuarial loss and prior service credit relating to other postretirement benefits into earnings, net of tax
of $(91) and $(245), respectively	(309)	(441)
Total other comprehensive income (loss)	1,220	(25,897)

Total comprehensive income	$34,109	$22,342

See Note 7 – Postretirement Benefits for a discussion related to an amendment of the Company’s postretirement benefit plan in March 2008, which resulted in a $6.6 million net of tax reduction in the prior service credit included in Accumulated other comprehensive loss.

7.  Postretirement Benefits

The net periodic benefit cost of the Company’s postretirement benefit plan for the three-month periods ended March 31, 2009 and 2008 includes the components noted in the table below.

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Service cost	$550	$400
Interest cost	785	700
Expected return on plan assets	(600)	(575)
Prior service credit amortization	(522)	(675)
Recognized actuarial loss	125	-
Net periodic benefit cost	$338	$(150)

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

Jack Grynberg, an individual, filed actions for damages against a number of companies, including the Company, now transferred to the U.S. District Court for the District of Wyoming, alleging mis-measurement of natural gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  On October 20, 2006, the District Judge adopted in part the earlier recommendation of the Special Master in the case and ordered the dismissal of the case against the Company.  Grynberg is appealing that action to the Tenth Circuit Court of Appeals.  Grynberg’s opening brief was filed on July 31, 2007.  Respondents filed their brief rebutting Grynberg’s arguments on November 21, 2007.  A hearing before the Court of Appeals was held on September 25, 2008 and on March 17, 2009 the Court denied Grynberg’s appeal.  On May 4, 2009, the court denied Grynberg’s petition for rehearing.  A similar action, known as the Will Price litigation, also has been filed against a number of companies, including the Company, in U.S. District Court for the District of Kansas.  The Company is currently awaiting the decision of the trial judge on the defendants’ motion to dismiss the Will Price action.  The Company believes that its measurement practices conformed to the terms of its FERC gas tariff, which was filed with and approved by FERC.  As a result, the Company believes that it has meritorious defenses to these lawsuits (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that the Company complied with the terms of its tariff) and will continue to vigorously defend against them, including any appeal from the dismissal of the Grynberg case.  The Company does not believe the outcome of these cases will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Environmental Remediation.  The Company is responsible for environmental remediation at certain sites on its natural gas transmission systems for contamination resulting from the past use of lubricants containing PCBs in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas.  The Company has developed and is implementing a program to remediate such contamination.  Remediation and decontamination have been completed at each of the 35

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

compressor station sites where auxiliary buildings that house the air compressor equipment were impacted by the past use of lubricants containing PCBs.  At some locations, PCBs have been identified in paint that was applied many years ago.  A program has been implemented to remove and dispose of PCB impacted paint during painting activities.  At one location on the Trunkline system, PCBs were discovered on the painted surfaces of equipment in a building that is outside the scope of the compressed air system program and the existing PCB impacted paint program.  Assessments indicated PCBs at regulated levels at a number of locations.  The assessment amount was increased in 2009 from an estimated total of $3.2 million to $3.7 million.

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

The table below reflects the amount of accrued liabilities recorded in the unaudited interim Condensed Consolidated Balance Sheet at March 31, 2009 and December 31, 2008 to cover probable environmental response actions:

	March 31, 2009	December 31, 2008
	(In thousands)

Current	$1,052	$1,052
Noncurrent	7,408	6,989
Total Environmental Liabilities	$8,460	$8,041

Air Quality Control. The KDHE has established certain contingency measures as part of the agency’s ozone maintenance plan for the Kansas City area.  These measures will be triggered if there are any new elevated ozone readings in the Kansas City area.  One of the NOx emission sources that will be impacted is the PEPL Louisburg compressor station.  In addition, the U.S. EPA has revised the ozone standard and the Kansas City area will likely be designated as a non-attainment area under the new and stricter standard.  Issues associated with reducing emissions at the Louisburg compressor station are being discussed with the KDHE.  In the event KDHE requires emission reductions, it is estimated that approximately $14 million in capital expenditures will be required.

SPCC Rules.  In October 2007, the U.S. EPA proposed amendments to the SPCC rules with the stated intention of providing greater clarity, tailoring requirements and streamlining requirements.  In December 2008, the EPA again extended the SPCC rule compliance dates until November 20, 2009, permitting owners and operators of facilities to prepare or amend and implement SPCC Plans in accordance with previously enacted modifications to the regulations.  The Company is currently reviewing the impact of the modified regulations on its operations and may incur costs for tank integrity testing, alarms and other associated corrective actions as well as potential upgrades to containment structures.  Costs associated with such activities cannot be estimated with certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Commitments and Contingencies.

Retirement of Debt Obligations.  The Company plans to repay its $60.6 million 6.50% Senior Notes maturing in July 2009 by utilizing some combination of cash flows from operations, altering the timing of controllable cash flows or from repayments from Southern Union of intercompany loans.  If the Company chooses to refinance such debt, the Company believes, based on its investment grade credit ratings and general financial condition,

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

successful historical access to capital and debt markets and market expectations regarding the Company's future earnings and cash flows, that it will be able to refinance this obligation under acceptable terms prior to its maturity.  However, there can be no assurance that the Company would be able to achieve acceptable refinancing terms in any negotiation of new capital market debt or bank financings.

2008 Hurricane Damage.  In September 2008, Hurricanes Gustav and Ike came ashore on the Louisiana and Texas coasts.  Offshore transportation facilities, including Sea Robin and Trunkline’s Terrebonne system, suffered damage to several platforms and gathering pipelines and are continuing to experience reduced volumes.

The Company increased its provision for repair and abandonment costs in 2009 by approximately $16.1 million.  The incremental 2009 expense is primarily due to an increase in the provision for repair costs of $9.2 million and $6.9 million of expenses related to an increase in the ARO liability reserve.  The capital replacement and retirement expenditures estimate relating to the hurricane was increased to approximately $150 million and is expected to be incurred through 2010.  These estimates are subject to further revision as the assessment of the damage to the Company’s facilities is ongoing.  Approximately $42 million of the capital replacement and retirement expenditures were incurred as of March 31, 2009.  The Company anticipates reimbursement from its property insurance carrier for a significant portion of the damages in excess of its $10 million deductible; however, the recoverable amount is subject to pro rata reduction to the extent that the level of total accepted claims from all insureds exceeds the carrier’s $750 million aggregate exposure limit.  The Company’s insurance provider has announced that it has reached the $750 million aggregate exposure limit and has recently revised the estimated maximum payout amount from 84 percent to no more than 70 percent based on estimated claim information it has received.  The final amount of any applicable pro rata reduction cannot be determined until the Company’s insurance provider has received and assessed all claims.

Major Capital Expenditures.  The Company estimates remaining capital expenditures associated with its LNG terminal enhancement and compressor modernization projects will be approximately $145 million, with approximately $110 million to be incurred in 2009, plus capitalized interest.

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

9. Fair Value Measurement

At March 31, 2009, the Company had no assets measured at fair value on a recurring basis in accordance with Statement No. 157. The following table sets forth the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2009.

		Fair Value Measurements Using Fair Value Hierarchy
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
At March 31, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Interest-rate derivatives	$41,143	$-	$-	$41,143
Total	$41,143	$-	$-	$41,143

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents a reconciliation of the change in the Company’s Level 3 liabilities measured at fair value on a recurring basis using significant unobservable inputs for the periods indicated.

Three Months Ended
March 31, 2009
(In thousands)
Interest-rate Derivatives
Balance January 1, 2009	$43,630
Total gains or losses (realized and unrealized):
Included in earnings	-
Included in other comprehensive income	943
Purchases and settlements, net	(3,430)
Balance March 31, 2009	$41,143

The Company’s Level 3 instruments include interest-rate swap derivatives that are valued using an income approach where at least one significant assumption or input to the underlying pricing model is unobservable – i.e. interest rate swap valuations include composite yield curves developed by the bank counterparty.  The liabilities that the Company has categorized in Level 3 may later be reclassified to Level 2 when the Company is able to obtain additional observable market data to corroborate the unobservable inputs to models used to measure the fair value of these liabilities.

10.  Taxes on Income

The Company’s estimated annual consolidated federal and state EITR for the three-month periods ended March 31, 2009 and 2008 was 40 percent and 39 percent, respectively.

11. Regulatory Matters

The Company commenced construction of an enhancement at its Trunkline LNG terminal in February 2007.  This infrastructure enhancement project, which is expected to be placed in operation in the third quarter of 2009, will increase send out flexibility at the terminal and lower fuel costs.  Cost projections continue to indicate the construction costs will be approximately $430 million, plus capitalized interest.  Approximately $397.3 million and $351.3 million of costs, including capitalized interest, are included in the line item Construction work-in-progress at March 31, 2009 and December 31, 2008, respectively.

12.  Derivatives and Hedging Activities

The Company is exposed to certain risks in its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  Interest rate swaps and treasury rate locks are the principal derivative instruments used by the Company to manage interest rate risk associated with its long-term borrowings, although other interest rate derivative contracts may be used as well from time to time.  In accordance with Statement No. 133, the Company recognizes all derivative instruments as assets or liabilities at fair value in the Condensed Consolidated Balance Sheet.

Interest Rate Contracts

The Company enters into interest rate swaps to manage its exposure to changes in interest payments on long-term debt attributable to movements in market interest rates, and enters into treasury rate locks to manage its exposure to changes in future interest payments attributable to changes in treasury rates prior to the issuance of new long-term debt instruments.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest Rate Swaps.  As of March 31, 2009, the Company had outstanding pay-fixed interest rate swaps with a total notional amount of $455 million.  These interest rate swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of March 31, 2009, approximately $10.8 million of net after-tax losses in Accumulated other comprehensive loss related to these interest rate swaps will be amortized into Interest expense during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

Treasury Rate Locks.  As of March 31, 2009, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods are associated with interest payments on outstanding long-term debt.  These treasury rate locks were/are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of March 31, 2009, approximately $166,000 of net after-tax losses in Accumulated other comprehensive loss related to these treasury rate locks will be amortized into Interest expense during the next twelve months.

The following table summarizes the location and fair value amounts of the Company’s principal derivative instruments reported in the Condensed Consolidated Balance Sheet at March 31, 2009.

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
		(In thousands)		(In thousands)
Cash Flow Hedges
Interest rate contracts		$-	Other current liabilities	$16,065
			Other noncurrent liabilities	25,078

		$-		$41,143

_____________
(1)	See Note 9 – Fair Value Measurement for information related to the framework used by the Company to measure the fair value of its derivative instruments as of March 31, 2009.

The following table summarizes the location and amount of derivative instrument gains and losses reported in the Company’s condensed consolidated financial statements for the period presented.

Three Months Ended
March 31, 2009
Cash Flow Hedges (1)	(In thousands)
Interest rate contracts:
Change in fair value - increase in Accumulated other comprehensive
loss, excluding tax expense effect of $415	$1,033
Reclassification of unrealized loss from Accumulated other comprehensive
loss - increase of Interest expense, excluding tax expense effect of $1,441	3,588
Loss on ineffectiveness of hedges	-

____________
(1)	See Note 6 – Comprehensive Income for additional related information.

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

Overview

The Company’s business purpose is to provide interstate transportation and storage of natural gas in a safe, efficient and dependable manner.  The Company operates approximately 10,000 miles of interstate pipelines that transport up to 5.5 Bcf/d of natural gas.  Demand for natural gas transmission on the Company’s pipeline system is seasonal, with the highest throughput and a higher portion of annual total operating revenues and EBIT occurring in the traditional winter heating season in the first and fourth calendar quarters.

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

Results of Operations

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Operating revenue
Transportation and storage of natural gas	$157,117	$153,382
LNG terminalling revenue	33,077	30,890
Other revenue	2,101	2,779
Total operating revenue	192,295	187,051

Operating expenses
Operation, maintenance and general	82,988	60,692
Depreciation and amortization	27,863	25,061
Taxes, other than on income	8,925	8,649
Total operating expenses	119,776	94,402

Operating income	72,519	92,649

Other income (expense)
Interest expense, net	(20,181)	(21,065)
Other, net	2,454	7,511
Total other income (expense)	(17,727)	(13,554)

Earnings before income taxes	54,792	79,095

Income taxes	21,903	30,856

Net earnings	$32,889	$48,239

Operating information:
Panhandle natural gas volumes transported (TBtu)	427	401

Three-month period ended March 31, 2009 versus the three-month period ended March 31, 2008

Operating Revenue.  For the three-month period ended March 31, 2009, operating revenue increased $5.2 million versus the same time period in 2008 primarily as the result of:
•	Increased transportation and storage revenue of $3.7 million primarily attributable to:
o	Higher parking revenues of $5 million resulting from customer demand for parking services and market conditions;
o
Higher transportation reservation revenues of $2.2 million primarily due to an increase of approximately $4.4 million attributable to the completion of the primary portion of the Trunkline Field Zone Expansion project during the period December 2007 to February 2008 and a smaller second phase completed in November 2008, partially offset by the impact of approximately $1.2 million of additional revenues in the 2008 period attributable to the extra day in the 2008 leap year; and

o	Lower transportation commodity revenues of $3.4 million primarily due to reduced volumes flowing after Hurricane Ike; and
•
A $2.2 million increase in LNG terminalling revenue primarily due to $1.2 million associated with a change in the power reimbursement mechanism in the fourth quarter of 2008 that allows the Company to recover actual monthly LNG power costs from the customer and approximately $1 million of higher reservation revenues attributable to a one-time annual rate increase associated with certain capacity effective January 1, 2009.

Operating Expenses.  Operating expenses for the three-month period ended March 31, 2009 increased $25.4 million versus the same period in 2008 primarily as the result of:
•	Higher operation, maintenance and general expenses of $22.3 million primarily attributable to:
o
A net increase in the provision for repair and abandonment costs of $16.1 million in 2009 for damages to offshore assets resulting from Hurricane Ike, which is generally expected to be recovered in the future through insurance recoveries and new rate proceedings;

o	A $2 million increase in contract storage costs resulting from an increase in leased storage capacity;
o	A charge of $1.3 million in 2009 to record a lower of cost or market adjustment for system gas owned by the Company; and
o	A $1.2 million increase in LNG power costs resulting from actual costs recovered in rates through the power reimbursement mechanism; and
•
Increased depreciation and amortization expense of $2.8 million due to a $222 million increase in property, plant and equipment placed in service after March 31, 2008.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, primarily from the LNG terminal infrastructure enhancement construction project.

See Part I. Item 1. Financial Statements (Unaudited), Note 8 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage for additional information related to the 2009 increases in the repair and abandonment provisions and insurance recovery resulting from hurricane damage.

Other Expense, Net.  Other expense, net for the three-month period ended March 31, 2009 increased $4.2 million versus the same period in 2008 primarily as a result of:
•
A decrease in Interest income - affiliates of $4.7 million primarily due to lower interest income associated with the affiliate note receivables resulting from lower LIBOR rates in the 2009 period compared to the 2008 period; and

•
Lower interest expense of $900,000 primarily attributable to the retirement of the $300 million 4.80% Senior Notes in August 2008, lower interest rates on the Company’s variable rate debt, and higher capitalized interest resulting from higher average capital project balances outstanding in the 2009 period versus the 2008 period, partially offset by higher interest expense resulting from the $400 million 7.00% Senior Notes issued in June 2008.

Income Taxes.  The Company’s EITR was 40 percent and 39 percent for each of the three-month periods ended March 31, 2009 and 2008, respectively.  Income taxes during the three-month period ended March 31, 2009, versus the same period in 2008, decreased $3.1 million primarily due to lower pretax earnings.

OTHER MATTERS

Contingencies

See Part I, Item 1.  Financial Statements (Unaudited), Note 8 – Commitments and Contingencies in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards

See Part I, Item 1. Financial Statements (Unaudited), Note 2 – New Accounting Principles, in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The $220.5 million working capital deficit at March 31, 2009 is expected to be funded by cash flows from operations and from repayments of intercompany loans with Southern Union.  Based on the Company’s current level of operations, management believes that cash flow from operations, available existing cash, and other sources, including liquid working capital and new borrowings, will be adequate to meet liquidity needs for the next several years, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations.

2009 Capital Expenditure Funding Sources.  The Company intends to cover its 2009 cash requirements, resulting from planned capital expenditures, from various sources including cash flows from operations, repayments of intercompany loans made to Southern Union, loans or advances from other affiliates, or other borrowings, although no assurances can be given as to the sufficiency of cash flows, the availability of funds from Southern Union or other affiliates, or the ability to obtain financing.

Potential Sea Robin Impairment.  Sea Robin, comprised primarily of offshore facilities, suffered damage related to several platforms and gathering pipelines from Hurricane Ike.  See Part I. Item 1. Financial Statements (Unaudited), Note 2 – New Accounting Principles and Other Matters – Other Matters for information related to the Company’s analysis of the Sea Robin assets for impairment as of March 31, 2009.  The Company currently estimates $100 million of the approximately $150 million total estimated capital replacement and retirement expenditures to replace property and equipment damaged by Hurricane Ike are related to Sea Robin.  This estimate is subject to further revision as the damage assessment is ongoing.  The Company anticipates reimbursement from its property insurance carrier for its damages in excess of its $10 million deductible, except for certain expenditures not reimbursable under the insurance policy terms.  See Part I. Item 1.  Financial Statements (Unaudited) Note 8 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage for additional related information.  To the extent the Company’s capital expenditures are not recovered through insurance proceeds, its net investment in Sea Robin’s property and equipment would increase without necessarily generating additional revenues unless the incremental costs are recovered through future rate proceedings.  If the amount of Sea Robin’s insurance reimbursements are significantly reduced from the currently estimated maximum 70 percent payout limit amount or it experiences other adverse developments incrementally impacting the Company’s related net investment or anticipated future cash flows that are not remedied through rate proceedings, the Company could potentially be required to record an impairment of its net investment in Sea Robin pursuant to FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

Retirement of Debt Obligations. The Company plans to repay its $60.6 million 6.50% Senior Notes maturing in July 2009 by utilizing some combination of cash flows from operations, altering the timing of controllable cash flows or from repayments from Southern Union of intercompany loans.  If the Company chooses to refinance such debt, the Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets and market expectations regarding the Company's future earnings and cash flows, that it will be able to refinance this obligation under acceptable terms prior to its maturity.  However, there can be no assurance that the Company would be able to achieve acceptable refinancing terms in any negotiation of new capital market debt or bank financings.

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

Inflation

The Company believes that inflation has caused, and may continue to cause, increases in certain operating expenses and has required, and will continue to require, it to replace assets at higher costs.  The Company continually reviews the adequacy of its rates in relation to such increasing cost of providing services, the inherent regulatory lag in adjusting its tariff rates, and the rates it is actually able to charge in its markets.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s COO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Panhandle’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Controls

Management’s assessment of internal control over financial reporting as of December 31, 2008 was included in Panhandle’s Form 10-K filed on February 26, 2009.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on February 26, 2009.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: May 11, 2009	By: /s/ ROBERT O. BOND
Robert O. Bond President and Chief Operating Officer (authorized officer) /s/ GARY W. LEFELAR Gary W. Lefelar Senior Vice President and Chief Accounting Officer (principal accounting officer)