Form 10-Q
period 2009-08-04
PANHANDLE EASTERN PIPE LINE CO LP
filed 2009-08-06
CIK 76063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
_______________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2009

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
June 30, 2009

GLOSSARY

The abbreviations, acronyms and industry terminology used in this quarterly report on Form 10-Q are defined as follows:

Bcf                                                      Billion cubic feet
Bcf/d                                                  Billion cubic feet per day
CFO                                                    Chief Financial Officer
COO                                                   Chief Operating Officer
EITR                                                   Effective income tax rate
EPA                                                    United States Environmental Protection Agency
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
Trunkline LNG                                   Trunkline LNG Company, LLC

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Operating revenue
Transportation and storage of natural gas	$137,178	$134,722	$294,295	$288,104
LNG terminalling revenue	33,411	30,891	66,488	61,781
Other revenue	2,026	2,720	4,127	5,499
Total operating revenue	172,615	168,333	364,910	355,384

Operating expenses
Operation, maintenance and general	53,310	54,002	124,556	104,582
Operation, maintenance and general - affiliates (Note 4)	10,984	8,659	22,726	18,771
Depreciation and amortization	28,483	25,691	56,346	50,752
Taxes, other than on income	8,311	7,544	17,236	16,193
Total operating expenses	101,088	95,896	220,864	190,298

Operating income	71,527	72,437	144,046	165,086

Other income (expense)
Interest expense	(20,731)	(21,220)	(40,912)	(42,285)
Interest income - affiliates (Note 4)	2,393	5,620	4,685	12,570
Other, net	181	394	343	955
Total other income (expense)	(18,157)	(15,206)	(35,884)	(28,760)

Earnings before income taxes	53,370	57,231	108,162	136,326

Income taxes	20,926	22,317	42,829	53,173

Net earnings	$32,444	$34,914	$65,333	$83,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2009	December 31, 2008
Assets	(In thousands)

Current assets
Cash and cash equivalents	$42	$28
Accounts receivable, billed and unbilled, less allowances of
$1,161 and $1,161, respectively	82,099	74,058
Accounts receivable - related parties (Note 4)	4,301	6,596
Gas imbalances - receivable	126,771	171,689
System gas and operating supplies (Note 3)	170,238	196,603
Note receivable - Southern Union (Note 4)	60,623	-
Note receivable - CrossCountry Citrus (Note 4)	-	24,265
Other	11,609	19,711
Total current assets	455,683	492,950

Property, plant and equipment
Plant in service	3,284,098	3,217,832
Construction work-in-progress	477,848	403,344
	3,761,946	3,621,176
Less accumulated depreciation and amortization	465,428	394,307
Net property, plant and equipment	3,296,518	3,226,869

Note receivable - Southern Union (Note 4)	268,107	127,530
Note receivable - CrossCountry Citrus (Note 4)	368,126	368,126
Non-current system gas (Note 3)	12,352	17,687
Other	19,391	20,825

Total assets	$4,420,177	$4,253,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2009	December 31, 2008
	(In thousands)
Partners' Capital
Partners' capital	$1,408,154	$1,342,821
Accumulated other comprehensive loss	(23,489)	(28,301)
Tax sharing note receivable - Southern Union	(6,889)	(8,561)
Total partners' capital	1,377,776	1,305,959

Long-term debt (Note 7)	1,983,271	1,874,349
Total capitalization	3,361,047	3,180,308

Current liabilities
Current portion of long-term debt (Note 7)	101,123	60,623
Accounts payable	9,972	7,754
Accounts payable - related parties (Note 4)	81,716	71,895
Gas imbalances - payable	260,796	338,591
Accrued taxes	16,968	13,561
Accrued interest	16,822	15,861
Capital accruals	56,352	71,821
Other	91,079	80,983
Total current liabilities	634,828	661,089

Deferred income taxes, net	315,255	281,778
Other	109,047	130,812

Commitments and contingencies (Note 12)

Total partners' capital and liabilities	$4,420,177	$4,253,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows provided by operating activities:
Net earnings	$65,333	$83,153
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	56,346	50,752
Deferred income taxes	30,389	21,330
Changes in operating assets and liabilities	33,774	11,858
Net cash flows provided by operating activities	185,842	167,093

Cash flows provided by (used in) investing activities:
Net decrease (increase) in note receivable - Southern Union	(201,200)	(257,450)
Net increase in income taxes payable - related parties	10,769	29,463
Decrease in note receivable - CrossCountry Citrus	24,265	19,829
Additions to property, plant and equipment	(166,906)	(292,048)
Other	(2,748)	(2,928)
Net cash flows used in investing activities	(335,820)	(503,134)

Cash flows provided by (used in) financing activities:
Increase (decrease) in book overdraft	1,099	(8,300)
Issuance of long-term debt	150,000	400,000
Repayment of debt	-	(51,829)
Issuance costs of debt	(1,107)	(2,967)
Other	-	(1,140)
Net cash flows provided by (used in) financing activities	149,992	335,764

Change in cash and cash equivalents	14	(277)

Cash and cash equivalents at beginning of period	28	320
Cash and cash equivalents at end of period	$42	$43

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

	Partners' Capital	Accumulated Other Comprehensive Loss	Tax Sharing Note Receivable- Southern Union	Total
	(In thousands)

Balance December 31, 2008	$1,342,821	$(28,301)	$(8,561)	$1,305,959

Tax sharing receivable - Southern Union	-	-	1,672	1,672

Comprehensive income:
Net earnings	65,333	-	-	65,333
Net change in other comprehensive loss (Note 6)	-	4,812	-	4,812
Comprehensive income				70,145

Balance June 30, 2009	$1,408,154	$(23,489)	$(6,889)	$1,377,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying unaudited interim condensed consolidated financial statements of PEPL, a Delaware limited partnership, and its subsidiaries have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  These statements do not include all of the information and note disclosures required by GAAP, and should be read in conjunction with Panhandle’s financial statements and notes thereto for the year ended December 31, 2008, which are included in Panhandle’s Form 10-K filed with the SEC.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period. The Company evaluated subsequent events through August 6, 2009, the date on which the Quarterly Report on Form 10-Q was issued. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Due to the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.  Certain reclassifications have been made to the prior year’s condensed financial statements to conform to the current year presentation.

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

The Company’s pipeline assets include approximately 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region.  The pipelines have a combined peak day delivery capacity of 5.5 Bcf/d and approximately 68.1 Bcf of owned underground storage capacity.  The Company also owns and operates an LNG import terminal located on Louisiana's Gulf Coast, and has 9.0 Bcf of above ground LNG storage capacity.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  New Accounting Principles and Other Matters

Accounting Principles Recently Adopted.

FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  Issued by the FASB in March 2008, this Statement expands the disclosure requirements associated with derivative instruments to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted.  See Note 10 – Derivatives and Hedging Activities, which reflects the disclosure required by this Statement.

FASB Statement No. 165, "Subsequent Events".  Issued by the FASB in June 2009, this Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This Statement establishes (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim or annual financial periods ending after June 15, 2009.

 FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). Issued by the FASB in April 2009, this FSP provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are applied prospectively and are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company early adopted FSP FAS 157-4 in the first quarter of 2009. The impact of FSP FAS 157-4 was not material to the Company’s consolidated financial statements.

FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). Issued by the FASB in April 2009, this FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also requires those disclosures in summarized financial information at interim reporting periods.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company early adopted FSP FAS 107-1 and APB 28-1 in the first quarter of 2009, resulting in the disclosure of certain fair value information associated with the Company’s debt obligations.  See Note 7 – Debt Obligations for the related information.

Accounting Principles Not Yet Adopted.

FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1).  Issued by the FASB in December 2008, FSP FAS 132(R)-1 provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan.  The provisions of FSP FAS 132(R)-1 are effective for fiscal years ending after December 15, 2009.  The Company is currently evaluating the impact of this FSP on its consolidated financial statements, which will be required to be included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2009.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FASB Statement No. 167, “New Consolidation Guidance for Variable Interest Entities.”  Issued by the FASB in June 2009, this Statement changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly affect the entity’s economic performance.  The Statement is effective after November 15, 2009, with early adoption prohibited. The Company does not expect this statement to materially impact its consolidated financial statements.

Accounting Standards Codification. The FASB Accounting Standards Codification (Codification) became effective on July 1, 2009, officially becoming the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Only one level of authoritative GAAP now exists. All other accounting literature is considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification will be effective for financial statements that cover interim and annual periods ending after September 15, 2009.  The Company’s financial statements will only be impacted to the extent that all future references to authoritative accounting literature will be referenced in accordance with the Codification.

Other Matters.

Asset Impairment. An impairment loss is recognized when the carrying amount of a long-lived asset used in operations is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The long-lived assets of Sea Robin were evaluated as of December 31, 2008 and June 30, 2009 because indicators of potential impairment were evident primarily due to the impacts associated with Hurricane Ike and due to reductions in the estimated payout from the Company’s insurance carrier for reimbursable expenditures for the repair, retirement or replacement of the Company’s property, plant and equipment damaged by Hurricane Ike, which is more fully discussed in Note 12 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage.  Based upon the Company’s analysis, no impairment of the carrying value of the Sea Robin assets has occurred at this time.

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

The components of inventory at the dates indicated are as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Current
Natural gas held for operations (1)	$154,954	$182,547
Materials and supplies	15,284	14,056
Total current	170,238	196,603
Non-Current
Natural gas held for operations (1)	12,352	17,687
	$182,590	$214,290

______________________________
(1)	Natural gas volumes held for operations at June 30, 2009 and December 31, 2008 were 31,867,000 MMBtu and 31,751,000 MMBtu, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  Related Party Transactions

The following table provides a summary of related party transactions for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related Party Transactions	2009	2008	2009	2008
	(In thousands)

Transportation and storage of natural gas (1)	$777	$903	$1,901	$2,259
Operation, maintenance and general - affiliates:
Management and royalty fees	4,316	4,213	9,112	8,932
Other expenses (2)	6,668	4,446	13,614	9,839
Other income (3)	2,474	5,707	4,803	12,731

_________________
(1)	Represents transportation and storage revenues with Missouri Gas Energy, a Southern Union division.
(2)	Primarily includes allocations of corporate charges from Southern Union, partially offset for expenses attributable to services provided by Panhandle on behalf of other affiliate companies.
(3)	Primarily includes interest income associated with the Southern Union and CrossCountry Citrus note receivables.

Pursuant to a demand note with Southern Union Company under a cash management program, as of June 30, 2009, the Company had loaned excess cash, net of repayments, totaling $328.7 million to Southern Union since Southern Union acquired the Company.  Net disbursements of $201.2 million were recorded during the six-month period ended June 30, 2009.  The Company is credited with interest on the note at a one-month LIBOR rate.  Included in Interest income - affiliates in the accompanying unaudited interim Condensed Consolidated Statement of Operations is interest income of $446,000 and $735,000 for the three- and six-month periods ended June 30, 2009, respectively, and $1.3 million and $2.6 million for the three- and six-month periods ended June 30, 2008, respectively, related to interest on the Note receivable – Southern Union.  The Company has classified $60.6 million of the Note receivable – Southern Union as a current asset because such amount was remitted by Southern Union in July 2009 and used by the Company to repay its $60.6 million 6.50% Senior Notes due July 15, 2009.  See Note 7 – Debt for additional related information.  Given the uncertainties regarding the timing of the Company’s cash flows, including financings, capital expenditures and operating cash flows, the Company has reported the remainder of the Note receivable – Southern Union as a non-current asset.  The Company does have access to the funds via the demand note and does expect repayment to ultimately occur to also fund capital expenditures.

The interest rate under the Note receivable – CrossCountry Citrus is based on the variable interest rate under the term loan facility due in 2012 plus a credit spread over LIBOR of 112.5 basis points.  Included in Interest income – affiliates in the Consolidated Statement of Operations is interest income of $2 million and $4 million for the three- and six-month periods ended June 30, 2009, respectively, with $4.4 million and $10 million for the three- and six-month periods ended June 30, 2008, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a summary of the accounts receivable and payable related party balances included in the unaudited interim Condensed Consolidated Balance Sheet at the dates indicated.

	Six Months Ended	Year Ended
Related Party	June 30, 2009	December 31, 2008
	(In thousands)

Accounts receivable - related parties (1)	$4,301	$6,596

Accounts payable - related parties:
Southern Union - income taxes (2)	$67,193	$56,424
Southern Union - other (3)	14,385	15,249
Other (4)	138	222
	$81,716	$71,895

______________________________

(1)	Primarily related to interest income associated with the Note receivable – CrossCountry Citrus and services provided for Citrus.
(2)	Related to income taxes payable to Southern Union per the tax sharing agreement to provide for taxes to be remitted upon the filing of the tax return.
(3)	Primarily related to payroll funding provided by Southern Union.
(4)	Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of the Company.

5.  Regulatory Matters

The Company commenced construction of an enhancement at its Trunkline LNG terminal in February 2007.  This infrastructure enhancement project, which is expected to be placed in operation in the third quarter of 2009, will increase send out flexibility at the terminal and lower fuel costs for the customer.  Cost projections continue to indicate the construction costs will be approximately $430 million, plus capitalized interest.  Approximately $420.9 million and $351.3 million of costs, including capitalized interest, are included in the line item Construction work-in-progress at June 30, 2009 and December 31, 2008, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  Comprehensive Income

The table below provides an overview of comprehensive income for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)

Net earnings	$32,444	$34,914	$65,333	$83,153
Realized gain on interest rate hedges net of tax of $0, $197,
$0 and $197, respectively	-	309	-	309
Reclassification of unrealized loss on interest rate hedges into
earnings, net of tax of $1,793, $1,049, $3,234 and $1,233, respectively	2,669	1,566	4,816	1,843
Prior service cost relating to other postretirement benefit plan
amendment, net of tax of $0, $0, $0 and $3,231, respectively	-	-	-	(6,603)
Change in fair value of interest rate hedges, net of tax of
$827, $11,472, $412 and $(994), respectively	1,231	17,614	613	(1,516)
Reclassification of net actuarial loss and prior service credit relating to other postretirement benefits into earnings, net of tax
of $(91), $(155), $(182) and $(400), respectively	(308)	(270)	(617)	(711)
Total other comprehensive income (loss)	3,592	19,219	4,812	(6,678)

Total comprehensive income	$36,036	$54,133	$70,145	$76,475

See Note 8 – Postretirement Benefits for a discussion related to an amendment of the Company’s postretirement benefit plan in March 2008, which resulted in a $6.6 million net of tax reduction in the prior service credit included in Accumulated other comprehensive loss.

7.  Debt

The following table sets forth the debt obligations of the Company at the dates indicated:

Long-term Debt Obligations	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

6.05% Senior Notes due 2013	$250,000	$255,440	$250,000	$211,646
6.20% Senior Notes due 2017	300,000	288,780	300,000	230,956
6.50% Senior Notes due 2009	60,623	60,623	60,623	59,604
8.125% Senior Notes due 2019	150,000	160,155	-	-
8.25% Senior Notes due 2010	40,500	41,841	40,500	39,668
7.00% Senior Notes due 2029	66,305	63,289	66,305	46,158
7.00% Senior Notes due 2018	400,000	424,936	400,000	318,033
Term Loans due 2012	815,391	746,398	815,391	753,262
Net premiums on long-term debt	1,575	1,575	2,153	2,153
Total debt outstanding	2,084,394	$2,043,037	1,934,972	$1,661,480
Current portion of long-term debt	(101,123)		(60,623)
Total long-term debt	$1,983,271		$1,874,349

The fair value of the Company’s Term Loans due 2012 as of June 30, 2009 and December 31, 2008 were determined using the market approach, which utilized reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of that type and size.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of the Company’s other long-term debt as of June 30, 2009 and December 31, 2008 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.

8.125% Senior Notes.  In June 2009, the Company issued $150 million in senior notes due June 1, 2019 with an interest rate of 8.125 percent (8.125% Senior Notes).  In connection with the issuance of the 8.125% Senior Notes, the Company incurred underwriting and discount costs totaling approximately $1 million, resulting in approximately $149 million in proceeds to the Company.  The proceeds were initially loaned to Southern Union Company, under the demand note between the Company and Southern Union Company.  A portion of such advanced amounts was subsequently repaid by Southern Union to the Company and used to repay the $60.6 million of 6.50% Senior Notes that matured on July 15, 2009.

8. Postretirement Benefits

The net periodic benefit cost of the Company’s postretirement benefit plan for the three- and six-month periods ended June 30, 2009 and 2008 includes the components noted in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)

Service cost	$550	$525	$1,100	$925
Interest cost	785	825	1,570	1,525
Expected return on plan assets	(600)	(600)	(1,200)	(1,175)
Prior service credit amortization	(522)	(425)	(1,044)	(1,100)
Recognized actuarial loss	125	-	250	-
Net periodic benefit cost	$338	$325	$676	$175

In March 2008, a postretirement benefit plan change was approved for retirements beginning April 1, 2008.  The change resulted in a pre-tax postretirement benefit obligation increase of approximately $9.8 million.

9.  Taxes on Income

The Company’s estimated annual consolidated federal and state EITR for the three- and six-month periods ended June 30, 2009 was 39 percent and 40 percent, respectively. The Company’s estimated annual consolidated federal and state EITR for the three- and six-month periods ended June 30, 2008 was 39 percent.

10. Derivatives and Hedging Activities

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest Rate Swaps.  As of June 30, 2009, the Company had outstanding pay-fixed interest rate swaps with a total notional amount of $455 million.  These interest rate swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of June 30, 2009, approximately $11.5 million of net after-tax losses in Accumulated other comprehensive loss related to these interest rate swaps is expected to be amortized into Interest expense during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

Treasury Rate Locks.  As of June 30, 2009, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods are associated with interest payments on outstanding long-term debt.  These treasury rate locks were/are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of June 30, 2009, approximately $166,000 of net after-tax losses in Accumulated other comprehensive loss related to these treasury rate locks will be amortized into Interest expense during the next twelve months.

The following table summarizes the location and fair value amounts of the Company’s principal derivative instruments reported in the Condensed Consolidated Balance Sheet at June 30, 2009.

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
		(In thousands)		(In thousands)
Cash Flow Hedges
Interest rate contracts		$-	Other current liabilities	$17,040
			Other noncurrent liabilities	17,651

		$-		$34,691

_____________
(1)	See Note 11– Fair Value Measurement for information related to the framework used by the Company to measure the fair value of its derivative instruments as of June 30, 2009.

The following table summarizes the location and amount of derivative instrument gains and losses reported in the Company’s condensed consolidated financial statements for the periods presented.

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009
Cash Flow Hedges (1)	(In thousands)
Interest rate contracts:
Change in fair value - decrease in Accumulated other comprehensive
loss, excluding tax expense effect of $827 and $412	$2,058	$1,025
Reclassification of unrealized loss from Accumulated other comprehensive loss - increase of Interest expense, excluding tax expense effect of $1,793
and $3,234	4,462	8,050
____________
(1)	See Note 6 – Comprehensive Income for additional related information.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Fair Value Measurement

At June 30, 2009, the Company had no assets measured at fair value on a recurring basis. The following table sets forth the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2009.

		Fair Value Measurements Using Fair Value Hierarchy
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
At June 30, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Liabilities:
Interest-rate derivatives	$34,691	$-	$-	$34,691
Total	$34,691	$-	$-	$34,691

The following table presents a reconciliation of the change in the Company’s Level 3 liabilities measured at fair value on a recurring basis using significant unobservable inputs for the periods indicated.

Three Months Ended
June 30, 2009
(In thousands)
Interest-rate Derivatives
Balance March 31, 2009	$41,143
Total gains or losses (realized and unrealized):
Included in earnings	-
Included in other comprehensive income	(2,244)
Purchases and settlements, net	(4,208)
Balance June 30, 2009	$34,691

Six Months Ended
June 30, 2009
(In thousands)
Interest-rate Derivatives
Balance December 31, 2008	$43,630
Total gains or losses (realized and unrealized):
Included in earnings	-
Included in other comprehensive income	(1,301)
Purchases and settlements, net	(7,638)
Balance June 30, 2009	$34,691

The Company’s Level 3 instruments include interest-rate swap derivatives that are valued using an income approach where at least one significant assumption or input to the underlying pricing model is unobservable – i.e., interest rate swap valuations include composite yield curves developed by the bank counterparty.  The liabilities that the Company has categorized in Level 3 may later be reclassified to Level 2 when the Company is able to obtain additional observable market data to corroborate the unobservable inputs to models used to measure the fair value of these liabilities.

12.  Commitments and Contingencies

Litigation. The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts.  Where appropriate, the Company has made accruals in order to provide for such matters.  The Company believes the final disposition of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Jack Grynberg, an individual, filed actions for damages against a number of companies, including the Company, now transferred to the U.S. District Court for the District of Wyoming, alleging mis-measurement of natural gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  On October 20, 2006, the District Judge adopted in part the earlier recommendation of the Special Master in the case and ordered the dismissal of the case against the Company.  Grynberg is appealing that action to the Tenth Circuit Court of Appeals.  Grynberg’s opening brief was filed on July 31, 2007.  Respondents filed their brief rebutting Grynberg’s arguments on November 21, 2007.  A hearing before the Court of Appeals was held on September 25, 2008 and on March 17, 2009, the Court denied Grynberg’s appeal.  On May 4, 2009, the Court denied Grynberg’s petition for rehearing.  On August 4, 2009, Grynberg appealed the Court of Appeals decision to the United States Supreme Court. A similar action, known as the Will Price litigation, also has been filed against a number of companies, including the Company, in U.S. District Court for the District of Kansas.  The Company is currently awaiting the decision of the trial judge on the defendants’ motion to dismiss the Will Price action.  The Company believes that its measurement practices conformed to the terms of its FERC gas tariff, which was filed with and approved by FERC.  As a result, the Company believes that it has meritorious defenses to these lawsuits (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that the Company complied with the terms of its tariff) and will continue to vigorously defend against them, including any appeal from the dismissal of the Grynberg case.  The Company does not believe the outcome of these cases will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Environmental Remediation.  The Company is responsible for environmental remediation at certain sites on its natural gas transmission systems for contamination resulting from the past use of lubricants containing PCBs in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas.  The Company has developed and implemented a program to remediate such contamination.  The primary remaining remediation activity on the Panhandle systems is associated with past use of paints containing PCBs or PCB impacts to equipment surfaces and to a building at one location.

The amount of estimated costs to remediate PCBs at the Company’s facilities was increased in 2009 by approximately $1 million.  The PCB assessments are ongoing and the related estimated remediation costs are subject to further change.  The Company believes the total PCB remediation costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other remediation typically involves the management of contaminated soils and may involve remediation of groundwater.  Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility.  The ultimate liability and total costs associated with these sites will depend upon many factors.  If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Company could potentially be held responsible for contamination caused by other parties.  In some instances, the Company may share liability associated with contamination with other PRPs.  The Company may also benefit from contractual indemnities that cover some or all of the cleanup costs.  These sites are generally managed in the normal course of business or operations.  The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

The table below reflects the amount of accrued liabilities recorded in the unaudited interim Condensed Consolidated Balance Sheet at June 30, 2009 and December 31, 2008 to cover probable environmental response actions:

	June 30, 2009	December 31, 2008
	(In thousands)

Current	$2,718	$1,052
Noncurrent	6,065	6,989
Total Environmental Liabilities	$8,783	$8,041

SPCC Rules.  In October 2007, the EPA proposed amendments to the SPCC rules with the stated intention of providing greater clarity, tailoring requirements and streamlining requirements.  The most recent extension by the EPA sets the SPCC rule compliance dates as November 1, 2010, permitting owners and operators of facilities to prepare or amend and implement SPCC Plans in accordance with previously enacted modifications to the regulations.  The Company is currently reviewing the impact of the modified regulations on its operations and may incur costs for tank integrity testing, alarms and other associated corrective actions as well as potential upgrades to containment structures.  Costs associated with such activities cannot be estimated with certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Commitments and Contingencies.

Retirement of Debt Obligations.  The Company repaid its $60.6 million 6.50% Senior Notes that matured in July 2009 using a portion of the proceeds from the $150 million 8.125% Senior Notes.  The Company plans to repay its $40.5 million 8.25% Senior Notes maturing in April 2010 by utilizing some combination of cash flows from operations, altering the timing of controllable cash flows or from repayments from Southern Union of intercompany loans.  If the Company chooses to refinance such debt, the Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets and market expectations regarding the Company's future earnings and cash flows, that it will be able to refinance this obligation under acceptable terms prior to its maturity.  However, there can be no assurance that the Company would be able to achieve acceptable refinancing terms in any negotiation of new capital market debt or bank financings.

2008 Hurricane Damage.  In September 2008, Hurricanes Gustav and Ike came ashore on the Louisiana and Texas coasts.  Offshore transportation facilities, including Sea Robin and Trunkline’s Terrebonne system, suffered damage to several platforms and gathering pipelines, and Sea Robin is continuing to experience reduced volumes as not all of its damaged facilities are back in service.  In late July 2009, during testing to put the remaining offshore facilities back in service, Sea Robin experienced a pipeline rupture in an area where the pipeline had previously been displaced during Hurricane Ike and subsequently re-buried.

The Company increased its provision for repair and abandonment costs in 2009 by approximately $16.1 million.  The incremental 2009 expense is primarily due to an increase in the provision for repair costs of $9.2 million and $6.9 million of expenses related to an increase in the ARO liability reserve.  The capital replacement and retirement expenditures relating to the hurricanes, including preliminary estimates for the additional pipe replacement required related to the rupture, has been increased during 2009 to approximately $180 million and is expected to be incurred through 2010.  These estimates are subject to further revision as the assessment of the damage to the Company’s facilities is ongoing.  Approximately $64 million of the capital replacement and retirement expenditures were incurred as of June 30, 2009.  The Company anticipates reimbursement from its property insurance carrier for a significant portion of the damages in excess of its $10 million deductible; however, the recoverable amount is subject to pro rata reduction to the extent that the level of total accepted claims from all insureds exceeds the carrier’s $750 million aggregate exposure limit.  The Company’s insurance provider has announced that it has reached the $750 million aggregate exposure limit and has recently revised the estimated payout amount from 70 percent to 63 percent based on estimated claim information it has received.  The final amount of any applicable pro rata reduction cannot be determined until the Company’s insurance provider has received and assessed all claims.  Receivables due from the insurance carrier of approximately $20 million have been recorded as of June 30, 2009 for submitted Hurricane Ike claims approved for payout by the carrier.

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

Overview

The Company’s business purpose is to provide interstate transportation and storage of natural gas in a safe, efficient and dependable manner.  The Company operates approximately 10,000 miles of interstate pipelines that transport up to 5.5 Bcf/d of natural gas.  Demand for natural gas transmission on the Company’s pipeline system is seasonal, with the highest throughput and a higher portion of annual total operating revenues occurring in the traditional winter heating season in the first and fourth calendar quarters.

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

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Operating revenue
Transportation and storage of natural gas	$137,178	$134,722	$294,295	$288,104
LNG terminalling revenue	33,411	30,891	66,488	61,781
Other revenue	2,026	2,720	4,127	5,499
Total operating revenue	172,615	168,333	364,910	355,384

Operating expenses
Operation, maintenance and general	64,294	62,661	147,282	123,353
Depreciation and amortization	28,483	25,691	56,346	50,752
Taxes, other than on income	8,311	7,544	17,236	16,193
Total operating expenses	101,088	95,896	220,864	190,298

Operating income	71,527	72,437	144,046	165,086

Other income (expense)
Interest expense, net	(20,731)	(21,220)	(40,912)	(42,285)
Other, net	2,574	6,014	5,028	13,525
Total other income (expense)	(18,157)	(15,206)	(35,884)	(28,760)

Earnings before income taxes	53,370	57,231	108,162	136,326

Income taxes	20,926	22,317	42,829	53,173

Net earnings	$32,444	$34,914	$65,333	$83,153

Operating information:
Panhandle natural gas volumes transported (TBtu)	376	328	803	729

Three-month period ended June 30, 2009 versus the three-month period ended June 30, 2008

Operating Revenue.  For the three-month period ended June 30, 2009, operating revenue increased $4.3 million versus the same time period in 2008 primarily as the result of:
•	Increased transportation and storage revenue of $2.5 million primarily attributable to:
o
Higher transportation reservation revenues of $5.4 million primarily due to higher average rates realized on PEPL and contributions from various expansion projects, partially offset by the impact of lower average rates on Trunkline; and

o	Lower transportation usage revenues of $3.4 million primarily due to reduced volumes flowing after Hurricane Ike; and
•
A $2.5 million increase in LNG terminalling revenue primarily due to $1.2 million associated with a change in the power reimbursement mechanism in the fourth quarter of 2008 that allows the Company to recover actual monthly LNG electric power costs from the customer and approximately $1.4 million of higher reservation revenues attributable to a one-time annual rate increase associated with certain capacity effective January 1, 2009.

Operating Expenses.  Operating expenses for the three-month period ended June 30, 2009 increased $5.2 million versus the same period in 2008 primarily as the result of:
•	Higher operation, maintenance and general expenses of $1.6 million primarily attributable to:
o	A $2.8 million increase in fuel tracker costs primarily due to a net over-recovery in 2008 versus a net under-recovery in 2009;
o	A $1.3 million increase in third-party transportation expense primarily due to additional capacity contracted;
o	A $1.2 million increase in LNG electric power expense resulting from actual costs recovered in rates through the power reimbursement mechanism; and
o
A $3.2 million decrease in outside services costs related to field operations primarily attributable to the timing of ongoing pipeline integrity testing costs and other reductions to pipeline system operating and maintenance costs; and

•
Increased depreciation and amortization expense of $2.8 million due to a $216 million increase in property, plant and equipment placed in service after June 30, 2008.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, primarily from the LNG terminal infrastructure enhancement construction project.

See Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage for additional information related to the 2009 increases in the repair and abandonment provisions and insurance recovery resulting from hurricane damage.

Other Expense, Net.  Other expense, net for the three-month period ended June 30, 2009 increased $2.9 million versus the same period in 2008 primarily as a result of:
•
A decrease in Interest income - affiliates of $3.2 million primarily due to lower interest income associated with the affiliate note receivables resulting from lower LIBOR rates in the 2009 period compared to the 2008 period; and

•
Lower interest expense of $500,000 primarily attributable to the retirement of the $300 million 4.80% Senior Notes in August 2008, lower interest rates on the Company’s variable rate debt, and higher capitalized interest resulting from higher average capital project balances outstanding in the 2009 period versus the 2008 period, partially offset by higher interest expense resulting from the $400 million 7.00% Senior Notes issued in June 2008.

Income Taxes.  The Company’s EITR was 39 percent and 39 percent for the three-month periods ended June 30, 2009 and 2008, respectively.  Income taxes during the three-month period ended June 30, 2009, versus the same period in 2008, decreased $1.4 million primarily due to lower pretax earnings.

Six-month period ended June 30, 2009 versus the six-month period ended June 30, 2008

Operating Revenue.  For the six-month period ended June 30, 2009, operating revenue increased $9.5 million versus the same time period in 2008 primarily as the result of:
•	Increased transportation and storage revenue of $6.2 million primarily attributable to:
o
Higher transportation reservation revenues of $7.7 million primarily due to higher average rates realized on PEPL, contributions from various expansion projects, primarily consisting of the Trunkline Field Zone Expansion and PEPL’s East End Enhancement projects, partially offset by the impact of approximately $1.2 million of additional revenues in the 2008 period attributable to the extra day in the 2008 leap year and lower average rates realized on Trunkline;

o	Higher parking revenues of $5 million resulting from customer demand for parking services and market conditions; and
o	Lower transportation usage revenues of $7.4 million primarily due to reduced volumes flowing after Hurricane Ike; and
•
A $4.7 million increase in LNG terminalling revenue primarily due to $2.4 million associated with a change in the power reimbursement mechanism in the fourth quarter of 2008 that allows the Company to recover actual monthly LNG electric power costs from the customer and approximately $2.3 million of higher reservation revenues attributable to a one-time annual rate increase associated with certain capacity effective January 1, 2009.

Operating Expenses.  Operating expenses for the six-month period ended June 30, 2009 increased $30.6 million versus the same period in 2008 primarily as the result of:
•	Higher operation, maintenance and general expenses of $23.9 million primarily attributable to:
o
A net increase in the provision for repair and abandonment costs of $16.1 million in 2009 for damages to offshore assets resulting from Hurricane Ike, which is generally expected to be recovered in the future through insurance recoveries and new rate proceedings;

o	A $3.4 million increase in fuel tracker costs primarily due to a net over-recovery in 2008 versus a net under-recovery in 2009;
o	A $2.3 million increase in LNG electric power expense resulting from actual costs recovered in rates through the power reimbursement mechanism;
o	A $1.9 million increase in contract storage costs resulting from an increase in leased storage capacity;
o	A $1.9 million increase in third-party transportation expense primarily due to additional capacity contracted; and
o	A $1.3 million decrease in property insurance premiums; and
•
Increased depreciation and amortization expense of $5.6 million due to a $216 million increase in property, plant and equipment placed in service after June 30, 2008.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, primarily from the LNG terminal infrastructure enhancement construction project.

Other Expense, Net.  Other expense, net for the six-month period ended June 30, 2009 increased $7.1 million versus the same period in 2008 primarily as a result of:
•
A decrease in Interest income - affiliates of $7.8 million primarily due to lower interest income associated with the affiliate note receivables resulting from lower average affiliate note receivables balances outstanding and lower LIBOR rates in the 2009 period compared to the 2008 period; and

•
Lower interest expense of $1.4 million primarily attributable to the retirement of the $300 million 4.80% Senior Notes in August 2008, lower interest rates on the Company’s variable rate debt, and higher capitalized interest resulting from higher average capital project balances outstanding in the 2009 period versus the 2008 period, partially offset by higher interest expense resulting from the $400 million 7.00% Senior Notes issued in June 2008.

Income Taxes.  The Company’s EITR was 40 percent and 39 percent for the six-month periods ended June 30, 2009 and 2008, respectively.  Income taxes during the six-month period ended June 30, 2009, versus the same period in 2008, decreased $10.3 million primarily due to lower pretax earnings.

OTHER MATTERS

Contingencies

See Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards

See Part I, Item 1. Financial Statements (Unaudited), Note 2 – New Accounting Principles, in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The $179.1 million working capital deficit at June 30, 2009 is expected to be funded by cash flows from operations and from repayments of intercompany loans with Southern Union.  Based on the Company’s current level of operations, management believes that cash flow from operations, available existing cash, and other sources, including liquid working capital and new borrowings, will be adequate to meet liquidity needs for the next several years, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations.

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

Potential Sea Robin Impairment.  Sea Robin, comprised primarily of offshore facilities, suffered damage related to several platforms and gathering pipelines from Hurricane Ike.  See Part I, Item 1. Financial Statements (Unaudited), Note 2 – New Accounting Principles and Other Matters – Other Matters for information related to the Company’s analysis of the Sea Robin assets for impairment as of June 30, 2009.  The Company currently estimates $130 million of the approximately $180 million total estimated capital replacement and retirement expenditures to replace property and equipment damaged by Hurricane Ike are related to Sea Robin.  This estimate is subject to further revision as the damage assessment is ongoing as not all of Sea Robin’s facilities are back in service.  The Company anticipates reimbursement from its property insurance carrier for its damages in excess of its $10 million deductible, except for certain expenditures not reimbursable under the insurance policy terms.  See Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage for additional related information.  To the extent the Company’s capital expenditures are not recovered through insurance proceeds, its net investment in Sea Robin’s property and equipment would increase without necessarily generating additional revenues unless the incremental costs are recovered through future rate proceedings.  If the amount of Sea Robin’s insurance reimbursements are significantly reduced from the currently estimated 63 percent payout limit amount or it experiences other adverse developments incrementally impacting the Company’s related net investment or anticipated future cash flows that are not remedied through rate proceedings, the Company could potentially be required to record an impairment of its net investment in Sea Robin.

Retirement of Debt Obligations. The Company repaid its $60.6 million 6.50% Senior Notes which matured in July 2009 with a portion of the proceeds from the $150 million 8.125% Senior Notes. The Company plans to repay its $40.5 million 8.25% Senior Notes maturing in April 2010 by utilizing some combination of cash flows from operations, altering the timing of controllable cash flows or from repayments from Southern Union of intercompany loans.  If the Company chooses to refinance such debt, the Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets and market expectations regarding the Company's future earnings and cash flows, that it will be able to refinance this obligation under acceptable terms prior to its maturity.  However, there can be no assurance that the Company would be able to achieve acceptable refinancing terms in any negotiation of new capital market debt or bank financings.

Credit Ratings. On August 4, 2009, Fitch Ratings lowered the ratings on the Company’s debt from BBB to BBB-.  Currently, the Company’s debt is rated Baa3 by Moody's Investor Services, Inc. and BBB- by Standard & Poor's. The Company is not party to any lending agreement that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit rating, nor would a reduction in any credit rating, by itself, cause an event of default under any of the Company’s lending agreements. However, if its current credit ratings are downgraded below investment grade or if there are times when it is placed on "credit watch," both borrowing costs and the costs of maintaining certain contractual relationships could increase.

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

The Company notes that while, it cannot predict the extent or duration of any negative impact that the current credit disruptions in the economy will have on its liquidity position, there is no expectation that the impact on the Company would be significant.

Inflation

The Company believes that inflation has caused, and may continue to cause, increases in certain operating expenses and has required, and will continue to require, it to replace assets at higher costs.  The Company continually reviews the adequacy of its rates in relation to such increasing cost of providing services, the inherent regulatory lag in adjusting its tariff rates and the rates it is actually able to charge in its markets.

Potential Green House Gas (GHG) Emissions Legislation

Various legislative and regulatory bodies have proposed or implemented measures addressing GHG emissions at both the federal and state levels including bills pending in Congress that would regulate GHG emissions through a cap-and-trade system under which emitters would be required to buy allowances for offsets of emissions of GHG.  GHG regulation could increase the price of natural gas, restrict the use of natural gas, adversely affect the ability to operate our natural gas facilities and/or reduce natural gas demand. Although additional GHG regulation is likely, it is too early to predict how such regulation will affect our business, operations or financial results.

Trunkline LNG Cost and Revenue Study

On July 1, 2009, Trunkline LNG filed a Cost and Revenue Study in compliance with FERC orders with respect to the prior Trunkline LNG facility expansions completed in 2006.  BG LNG Services, LLC (BGLS) filed a motion to intervene and protest on July 14, 2009.  Due to the negotiated rate provisions of the contracts with BGLS, extending through the end of 2015, the Company believes that the final disposition of these Cost and Revenue Study proceedings will not have an impact on Trunkline LNG’s revenues through the end of 2015.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s COO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Panhandle’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Controls

Management’s assessment of internal control over financial reporting as of December 31, 2008 was included in Panhandle’s Form 10-K filed on February 26, 2009.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

The Company and certain of its affiliates are occasionally parties to lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing.  The Company and its affiliates are also subject to various federal, state and local laws and regulations relating to the environment.  Several of these companies have been named parties to various actions involving environmental issues.  Based on our present knowledge and subject to future legal and factual developments, the Company’s management believes that it is unlikely that these actions, individually or in the aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows.  For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other legal matters, reference is made to Item 1, Financial Statements (Unaudited), Note 12 – Commitments and Contingencies, as well as to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I. Financial Information.

ITEM 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on February 26, 2009.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 3.  Defaults Upon Senior Securities.

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

ITEM 5.  Other Information.

N/A

ITEM 6. Exhibits.

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

4(f)
Fifth Supplemental Indenture dated as of October 26, 2007, between Panhandle and The Bank of New York Trust Company, N.A., as Trustee.  (Filed as Exhibit 4.1 to Panhandle’s Current Report on Form 8-K filed on October 29, 2007 and incorporated herein by reference.)

4(g) 4(h)
Form of Sixth Supplemental Indenture, dated as of June 12, 2008, between Panhandle and The Bank of New York Trust Company, N.A., as Trustee.  (Filed as Exhibit 4.1 to Panhandle’s Current Report on Form 8-K filed on June 11, 2008 and incorporated herein by reference.)

Form of Seventh Supplemental Indenture, dated June 2, 2009, between Panhandle and The Bank of New York Mellon Trust Company, N.A., as Trustee.  (Filed as Exhibit 4.1 to Panhandle’s Current Report on Form 8-K filed on May 28, 2009 and incorporated herein by reference.)

10(a)
Amended and Restated Credit Agreement between Trunkline LNG Holdings, LLC, as borrower, Panhandle Eastern Pipe Line Company, LP and CrossCountry Citrus, LLC, as guarantors, the financial institutions listed therein and Bayerische Hypo-Und Vereinsbank AG, New York Branch, as administrative agent, dated as of June 29, 2007.  (Filed as Exhibit 10.1 to Panhandle’s Current Report on Form 8-K filed on July 6, 2007 and incorporated herein by reference.)

10(b) 10(c)
Amendment Number 1 to the Amended and Restated Credit Agreement between Trunkline LNG Holdings, LLC as borrower, Panhandle Eastern Pipe Line Company, LP and CrossCountry Citrus, LLC, as guarantors, the financial institutions listed therein and Bayerische Hypo-Und Vereinsbank AG, New York Branch, as administrative agent, dated as of June 13, 2008.  (Filed as Exhibit 10(b) to the Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.)

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: August 6, 2009	By: /s/ ROBERT O. BOND
Robert O. Bond President and Chief Operating Officer (authorized officer) /s/ GARY W. LEFELAR Gary W. Lefelar Senior Vice President and Chief Accounting Officer (principal accounting officer)