Form 10-Q
period 2009-09-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2009-11-05
CIK 76063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
_______________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2009

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
September 30, 2009

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
Trunkline LNG                                   Trunkline LNG Company, LLC

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Operating revenue
Transportation and storage of natural gas	$140,929	$139,189	$435,224	$427,293
LNG terminalling revenue	33,668	31,882	100,156	93,663
Other revenue	1,495	2,329	5,622	7,828
Total operating revenue	176,092	173,400	541,002	528,784

Operating expenses
Operation, maintenance and general	54,093	63,877	178,649	168,459
Operation, maintenance and general - affiliates (Note 4)	11,434	8,980	34,160	27,751
Depreciation and amortization	28,338	26,133	84,684	76,885
Taxes, other than on income	8,397	8,225	25,633	24,418
Total operating expenses	102,262	107,215	323,126	297,513

Operating income	73,830	66,185	217,876	231,271

Other income (expense)
Interest expense	(22,287)	(23,804)	(63,199)	(66,089)
Interest income - affiliates (Note 4)	2,225	6,219	6,910	18,789
Other, net	227	814	570	1,769
Total other income (expense)	(19,835)	(16,771)	(55,719)	(45,531)

Earnings before income taxes	53,995	49,414	162,157	185,740

Income taxes	21,010	19,424	63,839	72,597

Net earnings	$32,985	$29,990	$98,318	$113,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2009	December 31, 2008
Assets	(In thousands)

Current assets
Cash and cash equivalents	$50	$28
Accounts receivable, billed and unbilled, less allowances of
$1,161 and $1,161, respectively	66,287	74,058
Accounts receivable - related parties (Note 4)	4,568	6,596
Gas imbalances - receivable	126,315	171,689
System gas and operating supplies (Note 3)	137,617	196,603
Deferred income taxes	16,857	5,208
Note receivable - CrossCountry Citrus (Note 4)	-	24,265
Other	9,328	14,503
Total current assets	361,022	492,950

Property, plant and equipment
Plant in service	3,325,628	3,217,832
Construction work-in-progress	503,310	403,344
	3,828,938	3,621,176
Less accumulated depreciation and amortization	485,440	394,307
Net property, plant and equipment	3,343,498	3,226,869

Note receivable - Southern Union (Note 4)	300,780	127,530
Note receivable - CrossCountry Citrus (Note 4)	368,126	368,126
Non-current system gas (Note 3)	13,651	17,687
Other	19,357	20,825

Total assets	$4,406,434	$4,253,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2009	December 31, 2008
	(In thousands)
Partners' Capital
Partners' capital	$1,441,139	$1,342,821
Accumulated other comprehensive loss	(24,370)	(28,301)
Tax sharing note receivable - Southern Union	(6,054)	(8,561)
Total partners' capital	1,410,715	1,305,959

Long-term debt (Note 7)	1,984,203	1,874,349
Total capitalization	3,394,918	3,180,308

Current liabilities
Current portion of long-term debt (Note 7)	40,500	60,623
Accounts payable	16,490	7,754
Accounts payable - related parties (Note 4)	27,503	71,895
Gas imbalances - payable	240,193	338,591
Accrued taxes	23,381	13,561
Accrued interest	25,618	15,861
Capital accruals	57,419	71,821
Other	111,360	80,983
Total current liabilities	542,464	661,089

Deferred income taxes, net	395,901	281,778
Other	73,151	130,812

Commitments and contingencies (Note 12)

Total partners' capital and liabilities	$4,406,434	$4,253,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows provided by operating activities:
Net earnings	$98,318	$113,143
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	84,684	76,885
Deferred income taxes	99,489	36,464
Changes in operating assets and liabilities	42,774	27,014
Net cash flows provided by operating activities	325,265	253,506

Cash flows provided by (used in) investing activities:
Net decrease (increase) in note receivable - Southern Union	(173,250)	92,400
Net decrease in income taxes payable - related parties	(44,781)	(5,842)
Decrease in note receivable - CrossCountry Citrus	24,265	19,829
Additions to property, plant and equipment	(227,110)	(393,711)
Other	(619)	(2,723)
Net cash flows used in investing activities	(421,495)	(290,047)

Cash flows provided by (used in) financing activities:
Increase (decrease) in book overdraft	8,066	(7,874)
Issuance of long-term debt	150,000	400,000
Repayment of debt	(60,623)	(351,829)
Issuance costs of debt	(1,191)	(2,912)
Other	-	(1,140)
Net cash flows provided by (used in) financing activities	96,252	36,245

Change in cash and cash equivalents	22	(296)

Cash and cash equivalents at beginning of period	28	320
Cash and cash equivalents at end of period	$50	$24

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

	Partners' Capital	Accumulated Other Comprehensive Loss	Tax Sharing Note Receivable-Southern Union	Total
	(In thousands)

Balance December 31, 2008	$1,342,821	$(28,301)	$(8,561)	$1,305,959

Tax sharing receivable - Southern Union	-	-	2,507	2,507

Comprehensive income:
Net earnings	98,318	-	-	98,318
Net change in other comprehensive loss (Note 6)	-	3,931	-	3,931
Comprehensive income				102,249

Balance September 30, 2009	$1,441,139	$(24,370)	$(6,054)	$1,410,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying unaudited interim condensed consolidated financial statements of PEPL, a Delaware limited partnership, and its subsidiaries have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  These statements do not include all of the information and note disclosures required by GAAP, and should be read in conjunction with Panhandle’s financial statements and notes thereto for the year ended December 31, 2008, which are included in Panhandle’s Form 10-K filed with the SEC.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period. The Company evaluated subsequent events through November 5, 2009, the date on which the Quarterly Report on Form 10-Q was issued. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Due to the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.  Certain reclassifications have been made to the prior year’s condensed financial statements to conform to the current year presentation.

In 1999, the Company discontinued application of regulatory accounting standards primarily due to the level of discounting from tariff rates and its inability to pass through and recover all costs.  The accounting required by the statement differs from the accounting required for businesses that do not apply its provisions.  Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include, among others, recognition of regulatory assets, capitalization of an equity component on regulated capital projects and depreciation on assets.

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

2.  New Accounting Principles and Other Matters

Accounting Principles Recently Adopted.

The FASB Accounting Standards Codification (Codification) became effective on July 1, 2009, officially becoming the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Only one level of authoritative GAAP now exists. All other accounting literature is considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification is effective for financial statements that cover interim and annual periods ending after September 15, 2009.  The Company’s financial statements have only been impacted to the extent that all references to authoritative accounting literature have been referenced in accordance with the Codification.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2008, the FASB issued authoritative guidance relating to disclosures about derivative instruments and hedging activities, which requires additional disclosures to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted.  See Note 10 – Derivative Instruments and Hedging Activities, which reflects the disclosure required by this pronouncement.

In June 2009, the FASB issued authoritative guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This guidance establishes (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim or annual financial periods ending after June 15, 2009.

In April 2009, the FASB issued authoritative guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of the guidance are applied prospectively and are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company early adopted the guidance in the first quarter of 2009, the impact of which was not material to the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance that requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The provisions of the guidance are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company early adopted the guidance in the first quarter of 2009, resulting in the disclosure of certain fair value information associated with the Company’s debt obligations.  See Note 7 – Debt Obligations for the related information.

Accounting Principles Not Yet Adopted.

In December 2008, the FASB issued authoritative guidance relating to an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan.  The provisions of the guidance are effective for fiscal years ending after December 15, 2009.  The Company is currently evaluating the impact of this guidance on its consolidated financial statements, which will be required to be included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2009.

In June 2009, the FASB issued authoritative guidance that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly affect the entity’s economic performance.  The guidance is effective as of the beginning of the first annual reporting period, and for interim periods within that first period, after November 15, 2009, with early adoption prohibited.  The Company does not expect this guidance to materially impact its consolidated financial statements.

In August 2009, the FASB issued authoritative guidance regarding the fair value measurement of liabilities that clarifies the valuation techniques required in circumstances in which a quoted price in an active market for the identical liability is not available.  The guidance is effective in the first interim or annual reporting period following issuance.  The Company does not expect this guidance to materially impact its consolidated financial statements.

In September 2009, the FASB issued authoritative guidance regarding the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent) and requires disclosure by major category of investment about the attributes of applicable investments.  The guidance is effective for interim and annual reporting periods ending after December 15, 2009, with early adoption permitted.  The Company does not expect this guidance to materially impact its consolidated financial statements.

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

A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The long-lived assets of Sea Robin were evaluated as of December 31, 2008 and September 30, 2009 because indicators of potential impairment were evident primarily due to the impacts associated with Hurricane Ike and due to reductions in the estimated payout from the Company’s insurance carrier for reimbursable expenditures for the repair, retirement or replacement of the Company’s property, plant and equipment damaged by Hurricane Ike, which is more fully discussed in Note 12 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage.  Based upon the Company’s analysis, no impairment of the carrying value of the Sea Robin assets has occurred at this time.

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

The components of inventory at the dates indicated are as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Current
Natural gas held for operations (1)	$121,509	$182,547
Materials and supplies	16,108	14,056
Total current	137,617	196,603
Non-Current
Natural gas held for operations (1)	13,651	17,687
	$151,268	$214,290
______________________________
(1)	Natural gas volumes held for operations at September 30, 2009 and December 31, 2008 were 24,555,000 MMBtu and 31,751,000 MMBtu, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  Related Party Transactions

The following table provides a summary of related party transactions for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related Party Transactions	2009	2008	2009	2008
	(In thousands)

Transportation and storage of natural gas (1)	$805	$863	$2,706	$3,122
Operation, maintenance and general - affiliates:
Management and royalty fees	4,403	4,373	13,515	13,305
Other expenses (2)	7,031	4,607	20,645	14,446
Other income (3)	2,276	6,303	7,079	19,034

_________________
(1)	Represents transportation and storage revenues with Missouri Gas Energy, a Southern Union division.
(2)	Primarily includes allocations of corporate charges from Southern Union, partially offset for expenses attributable to services provided by Panhandle on behalf of other affiliate companies.
(3)	Primarily includes interest income associated with the Southern Union and CrossCountry Citrus note receivables.

Pursuant to a demand note with Southern Union Company under a cash management program, as of September 30, 2009, the Company had loaned excess cash, net of repayments, totaling $300.8 million to Southern Union since Southern Union acquired the Company.  Net disbursements of $173.3 million were recorded during the nine-month period ended September 30, 2009.  The Company is credited with interest on the note at a one-month LIBOR rate.  Included in Interest income - affiliates in the accompanying unaudited interim Condensed Consolidated Statement of Operations is interest income of $383,000 and $1.1 million for the three- and nine-month periods ended September 30, 2009, respectively, and $2 million and $4.6 million for the three- and nine-month periods ended September 30, 2008, respectively, related to interest on the Note receivable – Southern Union.  Given the uncertainties regarding the timing of the Company’s cash flows, including financings, capital expenditures and operating cash flows, the Company has reported the Note receivable – Southern Union as a non-current asset.  The Company does have access to the funds via the demand note and does expect repayment to ultimately occur to also fund capital expenditures.

The interest rate under the Note receivable – CrossCountry Citrus is based on the variable interest rate under the term loan facility due in 2012 plus a credit spread over LIBOR of 112.5 basis points.  Included in Interest income – affiliates in the Consolidated Statement of Operations is interest income of $1.8 million and $5.8 million for the three- and nine-month periods ended September 30, 2009, respectively, with $4.2 million and $14.2 million for the three- and nine-month periods ended September 30, 2008, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a summary of the accounts receivable and payable related party balances included in the unaudited interim Condensed Consolidated Balance Sheet at the dates indicated.

	Nine Months Ended	Year Ended
Related Party	September 30, 2009	December 31, 2008
	(In thousands)

Accounts receivable - related parties (1)	$4,568	$6,596

Accounts payable - related parties:
Southern Union - income taxes (2)	$11,643	$56,424
Southern Union - other (3)	15,684	15,249
Other (4)	176	222
	$27,503	$71,895
______________________________
(1)	Primarily related to interest income associated with the Note receivable – CrossCountry Citrus and services provided for Citrus.
(2)
Related to income taxes payable to Southern Union per the tax sharing agreement to provide for taxes to be remitted upon the filing of the tax return.  During the third quarter of 2009, the Company recorded an approximate $43.5 million reduction associated with a tax accounting change approved by the Internal Revenue Service in 2009 applicable to the 2008 tax year.

(3)	Primarily related to payroll funding provided by Southern Union.
(4)	Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of the Company.

5. Regulatory Matters

The Company commenced construction of an enhancement at its Trunkline LNG terminal in February 2007.  This infrastructure enhancement project, which is currently in the final stages of the commissioning process will increase send out flexibility at the terminal and lower fuel costs for the customer.  Total construction costs are expected to be approximately $430 million, plus capitalized interest.  Approximately $444.5 million and $351.3 million of costs, including capitalized interest of $37.2 million and $20 million, are included in the line item Construction work-in-progress at September 30, 2009 and December 31, 2008, respectively.

On August 31, 2009, Sea Robin filed with FERC to implement a rate surcharge to recover Hurricane Ike-related costs not otherwise recovered from insurance proceeds or from other third parties, with initial accumulated net costs of approximately $38 million included in the filing.  On September 30, 2009, FERC approved the surcharge to be effective March 1, 2010, subject to refund and the outcome of hearings to be established by FERC to explore issues set forth in certain customer protests, including the costs to be included and the applicability of the surcharge to discounted contracts.  See Note 12 – Commitments and Contingencies – Other Commitments and Contingencies for information related to total anticipated capital and abandonment costs attributable to Hurricane Ike, $135 million of which is related to Sea Robin, and other information regarding reimbursement of a portion of such costs from the Company’s insurance carrier.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  Comprehensive Income

The table below provides an overview of comprehensive income for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Net earnings	$32,985	$29,990	$98,318	$113,143
Realized gain on interest rate hedges net of tax of $0, $0,
$0 and $197, respectively	-	-	-	309
Reclassification of unrealized loss on interest rate hedges into
earnings, net of tax of $2,086, $1,051, $5,320 and $2,284, respectively	3,106	1,564	7,922	3,407
Prior service cost relating to other postretirement benefit plan
amendment, net of tax of $0, $0, $0 and $(3,231), respectively	-	-	-	(6,603)
Change in fair value of interest rate hedges, net of tax of
$(2,474), $(2,096), $(2,062) and $(3,090), respectively	(3,680)	(3,118)	(3,068)	(4,634)
Reclassification of net actuarial loss and prior service credit relating to other postretirement benefits into earnings, net of tax
of $(91), $(157), $(273) and $(557), respectively	(307)	(269)	(923)	(980)
Total other comprehensive income (loss)	(881)	(1,823)	3,931	(8,501)

Total comprehensive income	$32,104	$28,167	$102,249	$104,642

7.  Debt

The following table sets forth the debt obligations of the Company at the dates indicated:

Long-term Debt Obligations	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

6.05% Senior Notes due 2013	$250,000	$265,190	$250,000	$211,646
6.20% Senior Notes due 2017	300,000	318,906	300,000	230,956
6.50% Senior Notes due 2009	-	-	60,623	59,604
8.125% Senior Notes due 2019	150,000	173,888	-	-
8.25% Senior Notes due 2010	40,500	41,715	40,500	39,668
7.00% Senior Notes due 2029	66,305	72,292	66,305	46,158
7.00% Senior Notes due 2018	400,000	440,344	400,000	318,033
Term Loans due 2012	815,391	752,236	815,391	753,262
Net premiums on long-term debt	2,507	2,507	2,153	2,153
Total debt outstanding	2,024,703	$2,067,078	1,934,972	$1,661,480
Current portion of long-term debt	(40,500)		(60,623)
Total long-term debt	$1,984,203		$1,874,349

The fair value of the Company’s Term Loans due 2012 as of September 30, 2009 and December 31, 2008 were determined using the market approach, which utilized reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of that type and size.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of the Company’s other long-term debt as of September 30, 2009 and December 31, 2008 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.

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

8. Postretirement Benefits

The net periodic benefit cost of the Company’s postretirement benefit plan for the three- and nine-month periods ended September 30, 2009 and 2008 includes the components noted in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Service cost	$ 550	$ 525	$ 1,650	$ 1,450
Interest cost	785	825	2,355	2,350
Expected return on plan assets	(600)	(605)	(1,800)	(1,780)
Prior service credit amortization	(522)	(436)	(1,566)	(1,536)
Recognized actuarial loss	125	-	375	-
Net periodic benefit cost	$ 338	$ 309	$ 1,014	$ 484

9.  Taxes on Income

The Company’s estimated annual consolidated federal and state EITR for the three- and nine-month periods ended September 30, 2009 was 39 percent. The Company’s estimated annual consolidated federal and state EITR for the three- and nine-month periods ended September 30, 2008 was 39 percent.

The Company increased the amount of its unrecognized tax benefits for certain federal tax positions taken by $2.1 million during the three- and nine-month periods ended September 30, 2009, respectively.  The Company currently has $2.1 million of unrecognized tax benefits as of September 30, 2009, none of which would impact the Company’s EITR if recognized.  The Company does not expect that its unrecognized tax benefits will be reduced within the next twelve months.

10. Derivatives and Hedging Activities

The Company is exposed to certain risks in its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  Interest rate swaps and treasury rate locks are the principal derivative instruments used by the Company to manage interest rate risk associated with its long-term borrowings, although other interest rate derivative contracts may also be used from time to time.  The Company recognizes all derivative instruments as assets or liabilities at fair value in the Condensed Consolidated Balance Sheet.

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

Interest Rate Swaps.  As of September 30, 2009, the Company had outstanding pay-fixed interest rate swaps with a total notional amount of $455 million.  These interest rate swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of September 30, 2009, approximately $12.9 million of net after-tax losses in Accumulated other comprehensive loss related to these interest rate swaps is expected to be amortized into Interest expense during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

Treasury Rate Locks.  As of September 30, 2009, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods are associated with interest payments on outstanding long-term debt.  These treasury rate locks were/are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of September 30, 2009, approximately $200,000 of net after-tax losses in Accumulated other comprehensive loss related to these treasury rate locks will be amortized into Interest expense during the next twelve months.

The following table summarizes the location and fair value amounts of the Company’s principal derivative instruments reported in the Condensed Consolidated Balance Sheet at September 30, 2009.

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
		(In thousands)		(In thousands)
Cash Flow Hedges
Interest rate contracts		$-	Other current liabilities	$18,894
			Other noncurrent liabilities	16,827

		$-		$35,721
_____________
(1)	See Note 11– Fair Value Measurement for information related to the framework used by the Company to measure the fair value of its derivative instruments as of September 30, 2009.

The following table summarizes the location and amount of derivative instrument gains and losses reported in the Company’s condensed consolidated financial statements for the periods presented.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2009
Cash Flow Hedges (1)	(In thousands)
Interest rate contracts:
Change in fair value - increase in Accumulated other comprehensive
loss, excluding tax expense effect of $2,474 and $2,062	$6,154	$5,130
Reclassification of unrealized loss from Accumulated other comprehensive loss - increase of Interest expense, excluding tax expense effect of $2,086
and $5,320	5,192	13,242
____________
(1)	See Note 6 – Comprehensive Income for additional related information.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Fair Value Measurement

At September 30, 2009, the Company had no assets measured at fair value on a recurring basis. The following table sets forth the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2009.

		Fair Value Measurements Using Fair Value Hierarchy
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
At September 30, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Liabilities:
Interest-rate derivatives	$35,721	$-	$35,721	$-
Total	$35,721	$-	$35,721	$-

The following table presents a reconciliation of the change in the Company’s Level 3 liabilities measured at fair value on a recurring basis using significant unobservable inputs for the periods indicated.

Three Months Ended
September 30, 2009
(In thousands)
Interest-rate Derivatives
Balance June 30, 2009	$34,691
Total gains or losses (realized and unrealized):
Included in earnings	-
Included in other comprehensive income	6,088
Purchases and settlements, net	(5,058)
Transfers out of level 3 (1)	(35,721)
Balance September 30, 2009	$-

Nine Months Ended
September 30, 2009
(In thousands)
Interest-rate Derivatives
Balance December 31, 2008	$43,630
Total gains or losses (realized and unrealized):
Included in earnings	-
Included in other comprehensive income	4,787
Purchases and settlements, net	(12,696)
Transfers out of level 3 (1)	(35,721)
Balance September 30, 2009	$-
______________________________
(1)	Transfer to Level 2 was made effective September 30, 2009.

The Company reclassified the interest-rate swap derivatives from Level 3 to Level 2 as the Company obtained additional observable market data to corroborate the unobservable inputs to models used to measure the fair value of these liabilities.

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

Jack Grynberg, an individual, filed actions for damages against a number of companies, including the Company, now transferred to the U.S. District Court for the District of Wyoming, alleging mis-measurement of natural gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  On October 20, 2006, the District Judge adopted in part the earlier recommendation of the Special Master in the case and ordered the dismissal of the case against the Company.  Grynberg appealed that action to the Tenth Circuit Court of Appeals and on March 17, 2009, the Court denied Grynberg’s appeal and Grynberg’s subsequent petition for rehearing.  Grynberg appealed the Court of Appeals decision to the United States Supreme Court, which denied the appeal on October 5, 2009.  A similar action, known as the Will Price litigation, also has been filed against a number of companies, including the Company, in U.S. District Court for the District of Kansas.  On September 19, 2009, the Court denied plaintiffs’ request for class certification.  Plaintiffs have filed a motion for reconsideration.  The Company believes that its measurement practices conformed to the terms of its FERC gas tariff, which was filed with and approved by FERC.  As a result, the Company believes that it has meritorious defenses to the remaining open case, the Will Price lawsuit (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that the Company complied with the terms of its tariff) and will continue to vigorously defend against the case.  The Company does not believe the outcome of the Will Price litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

East End Project.  The East End Project involved the installation of a total of approximately 31 miles of pipeline in and around Tuscola, Illinois, Montezuma, Indiana and Zionsville, Indiana.  Construction began in 2007 and was completed in the second quarter of 2008.  PEPL is seeking recovery of each contractor’s share of approximately $50 million of cost overruns from the construction contractor, multiple inspection contractors and the construction management contractor for improper welding, inspection and construction management of the East End Project.  Certain of the contractors have filed counterclaims against PEPL for alleged underpayments of approximately $18 million.  The matter is pending in state court in Harris County, Texas.  Trial, previously scheduled for February 2010, has been moved to July 2010.  The Company does not believe the outcome of this case will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amount of estimated costs to remediate PCBs at the Company’s facilities was increased in 2009 by approximately $3.8 million.  The PCB assessments are ongoing and the related estimated remediation costs are subject to further change.  The Company believes the total PCB remediation costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

The table below reflects the amount of accrued liabilities recorded in the unaudited interim Condensed Consolidated Balance Sheet at September 30, 2009 and December 31, 2008 to cover probable environmental response actions:
	September 30, 2009	December 31, 2008
	(In thousands)

Current	$4,285	$1,052
Noncurrent	6,235	6,989
Total Environmental Liabilities	$10,520	$8,041

SPCC Rules.  In October 2007, the EPA proposed amendments to the SPCC rules with the stated intention of providing greater clarity, tailoring requirements and streamlining requirements.  The most recent extension by the EPA sets the SPCC rule compliance date as November 1, 2010, permitting owners and operators of facilities to prepare or amend and implement SPCC Plans in accordance with previously enacted modifications to the regulations.  The Company is currently reviewing the impact of the modified regulations on its operations and may incur costs for tank integrity testing, alarms and other associated corrective actions as well as potential upgrades to containment structures.  Costs associated with such activities cannot be estimated with certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Commitments and Contingencies.

Retirement of Debt Obligations.  The Company repaid its $60.6 million 6.50% Senior Notes, which matured in July 2009, using a portion of the proceeds from the $150 million 8.125% Senior Notes.  The Company plans to repay its $40.5 million 8.25% Senior Notes maturing in April 2010 by utilizing some combination of cash flows from operations, altering the timing of controllable cash flows or from repayments from Southern Union of intercompany loans.  If the Company chooses to refinance such debt, the Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets and market expectations regarding the Company's future earnings and cash flows, that it will be able to refinance this obligation under acceptable terms prior to its maturity.  However, there can be no assurance that the Company would be able to achieve acceptable refinancing terms in any negotiation of new capital market debt or bank financings.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has recorded additional Hurricane Ike related expenses in 2009 of approximately $14.3 million.  The capital replacement and retirement expenditures relating to the hurricanes have been increased during 2009 to approximately $185 million and are expected to be incurred through 2010.  These estimates are subject to further revision as the work is ongoing.  Approximately $88 million of the capital replacement and retirement expenditures were incurred as of September 30, 2009.  The Company anticipates reimbursement from its property insurance carrier for a significant portion of the damages in excess of its $10 million deductible; however, the recoverable amount is subject to pro rata reduction to the extent that the level of total accepted claims from all insureds exceeds the carrier’s $750 million aggregate exposure limit.  The Company’s insurance provider has announced that it has reached the $750 million aggregate exposure limit and has revised its estimated payout amount to approximately 63 percent based on estimated claim information it has received.  The Company’s insurance provider is currently making interim payouts at the rate of 50 percent of accepted claims.  The Company has received $20.6 million in 2009 for claims submitted to date with respect to Hurricane Ike.  The final amount of any applicable pro rata reduction cannot be determined until the Company’s insurance provider has received and assessed all claims.

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

Overview

The Company’s business purpose is to provide interstate transportation and storage of natural gas in a safe, efficient and dependable manner.  The Company operates approximately 10,000 miles of interstate pipelines that transport up to 5.5 Bcf/d of natural gas.  Demand for natural gas transmission services on the Company’s pipeline system is seasonal, with the highest throughput and a higher portion of annual total operating revenues occurring in the traditional winter heating season in the first and fourth calendar quarters.

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

Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Operating revenue
Transportation and storage of natural gas	$140,929	$139,189	$435,224	$427,293
LNG terminalling revenue	33,668	31,882	100,156	93,663
Other revenue	1,495	2,329	5,622	7,828
Total operating revenue	176,092	173,400	541,002	528,784

Operating expenses
Operation, maintenance and general	65,527	72,857	212,809	196,210
Depreciation and amortization	28,338	26,133	84,684	76,885
Taxes, other than on income	8,397	8,225	25,633	24,418
Total operating expenses	102,262	107,215	323,126	297,513

Operating income	73,830	66,185	217,876	231,271

Other income (expense)
Interest expense, net	(22,287)	(23,804)	(63,199)	(66,089)
Other, net	2,452	7,033	7,480	20,558
Total other income (expense)	(19,835)	(16,771)	(55,719)	(45,531)

Earnings before income taxes	53,995	49,414	162,157	185,740

Income taxes	21,010	19,424	63,839	72,597

Net earnings	$32,985	$29,990	$98,318	$113,143

Operating information:
Panhandle natural gas volumes transported (TBtu)	331	356	1,134	1,085

Three-month period ended September 30, 2009 versus the three-month period ended September 30, 2008

Operating Revenue.  For the three-month period ended September 30, 2009, operating revenue increased $2.7 million versus the same time period in 2008 primarily as the result of:
•
A $1.8 million increase in LNG terminalling revenue primarily due to higher reservation revenues attributable to a one-time annual rate increase associated with certain capacity effective January 1, 2009; and

•	Increased transportation and storage revenue of $1.7 million primarily attributable to:
o	Higher transportation reservation revenues of $3.4 million primarily due to higher average rates realized on PEPL;
o	Lower parking revenues of $900,000 primarily due to decreased customer demand for parking services and market conditions; and
o	Lower transportation usage revenues of $800,000 primarily due to reduced volumes flowing in 2009.

Operating Expenses.  Operating expenses for the three-month period ended September 30, 2009 decreased $5 million versus the same period in 2008 primarily as the result of:
•	Lower operation, maintenance and general expenses of $7.3 million primarily attributable to:
o
Lower net hurricane-related repair and abandonment costs of $13.3 million, recorded in 2009 as compared to 2008.  The majority of such costs are generally expected to be recovered in the future through insurance recoveries and rate proceedings;

o	A $2.8 million increase in environmental reserves primarily attributable to estimated costs to remediate PCBs at the Company’s facilities;
o	A $2.6 million increase in outside services primarily attributable to higher pipeline integrity testing costs and legal expenses; and
o	A $1.4 million increase in third-party transportation expense primarily due to additional capacity contracted; and
•
Increased depreciation and amortization expense of $2.2 million due to a $166 million increase in property, plant and equipment placed in service after September 30, 2008.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, primarily from the LNG terminal infrastructure enhancement construction project.

See Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage for additional information related to the 2009 increases in the repair and abandonment provisions and insurance recovery resulting from hurricane damage.

Other Expense, Net.  Other expense, net for the three-month period ended September 30, 2009 increased $3.1 million versus the same period in 2008 primarily as a result of:
•
A decrease in Other, net of $4.6 million primarily due to lower interest income associated with the affiliate note receivables resulting from lower LIBOR rates in the 2009 period compared to the 2008 period; and

•
Lower interest expense of $1.5 million primarily attributable to the retirement of the $300 million 4.80% Senior Notes in August 2008 and the $60.6 million 6.50% Senior Notes in July 2009, lower interest rates on the Company’s variable rate debt, and higher capitalized interest resulting from higher average capital project balances outstanding in the 2009 period versus the 2008 period, partially offset by higher interest expense resulting from the issuance of the $150 million 8.125% Senior Notes in June 2009 and higher interest expense primarily attributable to lower net debt premium amortizations in 2009 resulting from debt retirements.

Income Taxes.  The Company’s EITR was 39 percent for the three-month periods ended September 30, 2009 and 2008.  Income taxes during the three-month period ended September 30, 2009, versus the same period in 2008, increased $1.6 million primarily due to higher pretax earnings.

Nine-month period ended September 30, 2009 versus the nine-month period ended September 30, 2008

Operating Revenue.  For the nine-month period ended September 30, 2009, operating revenue increased $12.2 million versus the same time period in 2008 primarily as the result of:
•	Increased transportation and storage revenue of $7.9 million primarily attributable to:
o
Higher transportation reservation revenues of $11 million primarily due to higher average rates realized on PEPL, contributions from various expansion projects primarily consisting of the Trunkline Field Zone Expansion and PEPL East End Enhancement projects, partially offset by lower average rates realized on Trunkline and $1.2 million of additional revenues in the 2008 period attributable to the extra day in the 2008 leap year;

o	Higher parking revenues of $4.1 million resulting from customer demand for parking services and market conditions; and
o
Lower transportation usage revenues of $8.1 million primarily due to reduced volumes flowing after Hurricane Ike on Sea Robin of $5.6 million and lower interruptible volumes on Trunkline and PEPL due to market conditions; and

•
A $6.5 million increase in LNG terminalling revenue primarily due to approximately $3.7 million of higher reservation revenues attributable to a one-time annual rate increase associated with certain capacity effective January 1, 2009 and $2.7 million associated with a change in the power reimbursement mechanism in the fourth quarter of 2008 that allows the Company to recover actual monthly LNG electric power costs from the customer.

Operating Expenses.  Operating expenses for the nine-month period ended September 30, 2009 increased $25.6 million versus the same period in 2008 primarily as the result of:
•	Higher operation, maintenance and general expenses of $16.6 million primarily attributable to:
o
A $2 million increase in net hurricane-related repair and abandonment costs and a $2 million increase in accretion expense on the additional hurricane-related asset retirement obligation.  The majority of such costs are generally expected to be recovered in the future through insurance recoveries and rate proceedings;

o	A $3.8 million increase in environmental reserves primarily attributable to estimated costs to remediate PCBs at the Company’s facilities;
o	A $3.3 million increase in third-party transportation expense primarily due to additional capacity contracted;
o	A $2.9 million increase in fuel tracker costs primarily due to a net over-recovery in 2008 versus a net under-recovery in 2009; and
o	A $1.9 million increase in LNG electric power expense primarily resulting from actual costs recovered in rates through the power reimbursement mechanism; and
•
Increased depreciation and amortization expense of $7.8 million due to a $166 million increase in property, plant and equipment placed in service after September 30, 2008.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, primarily from the LNG terminal infrastructure enhancement construction project.

Other Expense, Net.  Other expense, net for the nine-month period ended September 30, 2009 increased $10.2 million versus the same period in 2008 primarily as a result of:
•
A decrease in Other, net of $13.1 million primarily due to lower interest income associated with the affiliate note receivables resulting from lower average affiliate note receivables balances outstanding and lower LIBOR rates in the 2009 period compared to the 2008 period; and

•
Lower interest expense of $2.9 million primarily attributable to the retirement of the $300 million 4.80% Senior Notes in August 2008 and the $60.6 million 6.50% Senior Notes in July 2009, lower interest rates on the Company’s variable rate debt, and higher capitalized interest resulting from higher average capital project balances outstanding in the 2009 period versus the 2008 period, partially offset by higher interest expense resulting from the $400 million 7.00% Senior Notes issued in June 2008, the $150 million 8.125% Senior Notes issued in June 2009 and higher interest expense primarily attributable to lower net debt premium amortizations in 2009 resulting from debt retirements.

Income Taxes.  The Company’s EITR was 39 percent for the nine-month periods ended September 30, 2009 and 2008.  Income taxes during the nine-month period ended September 30, 2009, versus the same period in 2008, decreased $8.8 million primarily due to lower pretax earnings.

OTHER MATTERS

Contingencies

See Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards

See Part I, Item 1. Financial Statements (Unaudited), Note 2 – New Accounting Principles, in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The $181.4 million working capital deficit at September 30, 2009 is expected to be funded by cash flows from operations and from repayments of intercompany loans with Southern Union.  Based on the Company’s current level of operations, management believes that cash flow from operations, available existing cash, and other sources, including liquid working capital and new borrowings, will be adequate to meet liquidity needs for the next several years, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations.

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

Potential Sea Robin Impairment.  Sea Robin, comprised primarily of offshore facilities, suffered damage related to several platforms and gathering pipelines from Hurricane Ike.  See Part I, Item 1. Financial Statements (Unaudited), Note 2 – New Accounting Principles and Other Matters – Other Matters for information related to the Company’s analysis of the Sea Robin assets for impairment as of September 30, 2009.  The Company currently estimates that $135 million of the approximately $185 million total estimated capital replacement and retirement expenditures to replace property and equipment damaged by Hurricane Ike are related to Sea Robin.  This estimate is subject to further revision as the damage assessment is ongoing as not all of Sea Robin’s facilities are back in service.  The Company anticipates reimbursement from its property insurance carrier for its damages in excess of its $10 million deductible, except for certain expenditures not reimbursable under the insurance policy terms.  See Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage for additional related information.  To the extent the Company’s capital expenditures are not recovered through insurance proceeds, its net investment in Sea Robin’s property and equipment would increase without necessarily generating additional revenues unless the incremental costs are recovered through future rate proceedings including the Hurricane surcharge filing approved by FERC in September 2009.  See Note 5 – Regulatory Matters for information related to the surcharge filing.  If the amount of Sea Robin’s insurance reimbursements are significantly reduced from the currently estimated 63 percent payout limit amount or it experiences other adverse developments incrementally impacting the Company’s related net investment or anticipated future cash flows that are not remedied through rate proceedings, the Company could potentially be required to record an impairment of its net investment in Sea Robin.

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

The Company notes that while it cannot predict the extent or duration of any negative impact that the current credit disruptions in the economy will have on its liquidity position, there is no expectation that the impact on the Company would be significant.

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

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s COO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Panhandle’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Controls

Management’s assessment of internal control over financial reporting as of December 31, 2008 was included in Panhandle’s Annual Report on Form 10-K filed on February 26, 2009.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2008 filed with the SEC on February 26, 2009.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: November 5, 2009	By: /s/ ROBERT O. BOND
Robert O. Bond President and Chief Operating Officer (authorized officer) /s/ GARY W. LEFELAR Gary W. Lefelar Senior Vice President and Chief Accounting Officer (principal accounting officer)