Form 10-K
period 2009-12-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2010-03-01
CIK 76063

==========================================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-2921

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Exact name of registrant as specified in its charter)

Delaware	44-0382470
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5444 Westheimer Road	77056-5306
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (713) 989-7000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange in which registered
6.05% Senior Notes due 2013, Series B	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☑

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
DECEMBER 31, 2009

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
Company                                             PEPL and its subsidiaries
COO                                                     Chief Operating Officer
CrossCountry  Citrus                        CrossCountry Citrus, LLC
EITR                                                     Effective income tax rate
Energy Transfer                                 Energy Transfer Partners, LP
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
FSP                                                       FASB Staff Position
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
Trunkline LNG                                    Trunkline LNG Company, LLC

PART I

ITEM 1. Business.

Our Business

Introduction.  Panhandle, a Delaware limited partnership, is an indirect wholly-owned subsidiary of Southern Union Company.  The Company is subject to the rules and regulations of the FERC.  The Company’s entities include the following:

•	PEPL, an indirect wholly-owned subsidiary of Southern Union Company;
•	Trunkline, a direct wholly-owned subsidiary of PEPL;
•	Sea Robin, an indirect wholly-owned subsidiary of PEPL;
•	LNG Holdings, an indirect wholly-owned subsidiary of PEPL;
•	Trunkline LNG, a direct wholly-owned subsidiary of LNG Holdings; and
•	Southwest Gas Storage, a direct wholly-owned subsidiary of PEPL.

Services.  The Company owns and operates a large natural gas open-access interstate pipeline network.  The pipeline network, consisting of the PEPL transmission system, the Trunkline transmission system and the Sea Robin transmission system, serves customers in the Midwest and Southwest with a comprehensive array of transportation and storage services.  PEPL’s transmission system consists of four large diameter pipelines extending approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through Missouri, Illinois, Indiana, Ohio and into Michigan.  Trunkline’s transmission system consists of two large diameter pipelines extending approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through Arkansas, Mississippi, Tennessee, Kentucky, Illinois and Indiana to a point on the Indiana-Michigan border.  Sea Robin’s transmission system consists of two offshore Louisiana natural gas supply systems extending approximately 81 miles into the Gulf of Mexico.  In connection with its natural gas transmission and storage systems, the Company has five natural gas storage fields located in Illinois, Kansas, Louisiana, Michigan and Oklahoma.  Southwest Gas operates four of these fields and Trunkline operates one.  Through Trunkline LNG, the Company owns and operates an LNG terminal in Lake Charles, Louisiana.

Panhandle earns most of its revenue by entering into firm transportation and storage contracts, providing capacity for customers to transport and store natural gas, or LNG, in its facilities.  The Company provides firm transportation services under contractual arrangements to local distribution company customers and their affiliates, natural gas marketers, producers, other pipelines, electric power generators and a variety of end-users.  The Company’s pipelines offer both firm and interruptible transportation to customers on a short-term and seasonal basis.  Demand for natural gas transmission on the Company’s pipeline systems is seasonal, with the highest throughput and a higher portion of annual total operating revenues and net earnings occurring in the traditional winter heating season, which occurs during the first and fourth calendar quarters.  Average reservation revenue rates realized by the Company are dependent on certain factors, including but not limited to rate regulation, customer demand for reserved capacity, capacity sold levels for a given period and, in some cases, utilization of capacity.  Commodity revenues, which are more short-term, sensitive and variable in nature, are dependent upon a number of factors including weather, storage and pipeline capacity availability levels, and customer demand for firm and interruptible services, including parking services.  The majority of Panhandle’s revenues are related to firm capacity reservation charges, which reservation charges account for approximately 83 percent of total revenues in 2009.

The following table provides a summary of pipeline transportation and LNG terminal usage volumes (in TBtu) associated with the reported results of operations for the periods presented:

	Year Ended December 31,
	2009	2008	2007

PEPL transportation	676	702	662
Trunkline transportation	683	643	648
Sea Robin transportation	132	126	144
Trunkline LNG terminal usage	33	9	261

The following table provides a summary of certain statistical information associated with the Company at the date indicated:

December 31, 2009
Approximate Miles of Pipelines
PEPL	6,000
Trunkline	3,500
Sea Robin	400
Peak Day Delivery Capacity (Bcf/d)
PEPL	2.8
Trunkline	1.7
Sea Robin	1.0
Trunkline LNG	2.1
Trunkline LNG Sustainable Send Out Capacity (Bcf/d)	1.8
Underground Storage Capacity-Owned (Bcf)	68.1
Underground Storage Capacity-Leased (Bcf)	32.3
Trunkline LNG Terminal Storage Capacity (Bcf)	9.0
Approximate Average Number of Transportation Customers	500
Weighted Average Remaining Life in Years of Firm Transportation Contracts
PEPL	6.9
Trunkline	8.1
Sea Robin (1)	N/A
Weighted Average Remaining Life in Years of Firm Storage Contracts
PEPL	11.2
Trunkline	2.2

___________________
(1)	Sea Robin’s contracts are primarily interruptible, with only four firm contracts in place.

Recent System Enhancements

LNG Terminal Enhancement.  The Company commenced construction of an enhancement at its Trunkline LNG terminal in February 2007.  This infrastructure enhancement project (IEP) will increase send out flexibility at the terminal and lower fuel costs.  On August 6, 2009, FERC issued a conditional order granting Trunkline LNG authorization to commence partial service of IEP.  Although the key components of the enhancement, a portion of the ambient air vaporizer system and the NGL recovery units, were successfully tested in the fourth quarter of 2009, mechanical issues were identified during the commissioning process that required attention.  Trunkline LNG has made warranty claims regarding certain of those conditions and is effecting IEP system modifications prior to placing the project into full service.  On February 9, 2010, Trunkline LNG filed with FERC a request to place the facility in full service upon the completion of certain modifications.  Full service is expected no later than the end of the first quarter of 2010. Total construction costs are expected to be approximately $430 million, plus capitalized interest.  The negotiated rate with the project’s customer, BG LNG Services, will be adjusted based on final capital costs pursuant to a contract-based formula.  In addition, Trunkline LNG and BG LNG Services agreed to extend the existing terminal and pipeline services agreements to coincide with the IEP contract, which runs 20 years from the in-service date.  Approximately $457.2 million and $351.3 million of costs, including capitalized interest of $43.8 million and $20 million, are included in the line item Construction work-in-progress at December 31, 2009 and December 31, 2008, respectively.

For information related to ongoing and potential expansion projects of the Company, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Significant Customers.  The following table provides the percentage and related average contract lives of the Company’s significant customers for the period presented:

	Percent of	Weighted
	Revenues	Average Life
	For Year Ended	of Firm Contracts at
Customer	December 31, 2009	December 31, 2009

BG LNG Services	22%	14 years (LNG, transportation)
ProLiance	13	11.7 years (transportation) 16.3 years (storage)
Other top 10 customers	26	N/A
Remaining customers	39	N/A
Total percentage	100%

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

FERC has comprehensive jurisdiction over PEPL, Trunkline, Sea Robin, Trunkline LNG and Southwest Gas.  In accordance with the Natural Gas Act of 1938, FERC’s jurisdiction over natural gas companies encompasses, among other things, the acquisition, operation and disposition of assets and facilities, the services provided and rates charged.

FERC has authority to regulate rates and charges for transportation and storage of natural gas in interstate commerce.  FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of service using such facilities.  PEPL, Trunkline, Sea Robin, Trunkline LNG and Southwest Gas hold certificates of public convenience and necessity issued by FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation and to transport and store natural gas in interstate commerce.

The following table summarizes the status of the rate proceedings applicable to the Company:

Date of Last
Company	Rate Filing	Rate Proceedings Status

PEPL	May 1992	Settlement effective April 1997
Trunkline	January 1996	Settlement effective May 2001
Sea Robin	June 2007	Settlement effective December 2008 (1)
Trunkline LNG	June 2001	Settlement effective January 2002 (2)
Southwest Gas Storage	August 2007	Settlement effective February 2008

_______________
(1)	Settlement requires another rate case to be filed by January 2014.
(2)	Settlement provided for a rate moratorium through 2015.

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

FERC may authorize the construction of new interstate pipelines that compete with existing pipelines.  For example, Kinder Morgan’s Rockies Express Pipeline, which transports large volumes of natural gas to the Midwest from the Rockies, completed an expansion during 2009 to make deliveries beyond the Midwest to Ohio, and potentially beyond.  Kinder Morgan's pipeline does, and potential new pipelines could, compete with the Company.

The Company’s direct competitors include Alliance Pipeline LP, ANR Pipeline Company, Natural Gas Pipeline Company of America, ONEOK Partners, Texas Gas Transmission Corporation, Northern Natural Gas Company, Vector Pipeline, Columbia Gulf Transmission and Midwestern Gas Transmission.

Environmental

The Company is subject to federal, state and local laws and regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters.  These laws and regulations require the Company to conduct its operations in a specified manner and to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Failure to comply with environmental requirements may expose the Company to significant fines, penalties and/or interruptions in operations.  The Company’s environmental policies and procedures are designed to achieve compliance with such laws and regulations.  These evolving laws and regulations and claims for damages to property, employees, other persons and the environment resulting from current or past operations may result in significant expenditures and liabilities in the future.  The Company engages in a process of updating and revising its procedures for the ongoing evaluation of its operations to identify potential environmental exposures and enhance compliance with regulatory requirements.  For additional information concerning the impact of environmental regulation on the Company, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data, Note 14 – Commitments and Contingencies.

Insurance

The Company maintains insurance coverage provided under its policies similar to other comparable companies in the same lines of business.  The insurance policies are subject to terms, conditions, limitations and exclusions that do not fully compensate the Company for all losses.  Except for windstorm property insurance more fully described below, insurance deductibles range from $100,000 to $10 million for the various policies utilized by the Company.
Oil Insurance Limited (OIL), the Company’s member mutual property insurer, revised its windstorm insurance coverage effective January 1, 2010.  Based on the revised coverage,  the per occurrence windstorm claims for onshore and off-shore assets are limited to $250 million per member subject to a fixed 60 percent payout, up to $150 million per member, and are subject to the $750 million aggregate limit for total payout to members per incident and a $10 million deductible. The revised windstorm coverage also limits annual individual member recovery to $300 million in the aggregate. The Company has also purchased additional excess insurance coverage for its onshore assets arising from windstorm damage, which provides up to an additional $150 million of property insurance coverage over and above existing coverage or in excess of the base OIL coverage.  In the event windstorm damage claims are made by the Company for its onshore assets and such damage claims are subject to a scaled or aggregate limit reduction by OIL, the Company may have additional uninsured exposure prior to application of the excess insurance coverage.

Employees

At December 31, 2009, the Company had 1,201 employees.  Of these employees, 222 were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International AFL-CIO, CLC.  The current union contract expires on May 28, 2012.

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

The Company has a significant amount of debt outstanding.  As of December 31, 2009, consolidated debt on the Consolidated Balance Sheet totaled $2.02 billion outstanding, compared to total capitalization (long and short term debt plus partners’ capital) of $3.49 billion.

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

The Company relies on access to both short- and long-term credit as a significant source of liquidity for capital requirements not satisfied by the cash flow from its operations.  A deterioration in the Company’s financial condition could hamper its ability to access the capital markets.

Global financial markets and economic conditions have been, and may continue to be, disrupted and volatile.  The debt and equity capital markets have been exceedingly distressed.  These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and may continue to make, obtaining funding more difficult.

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

Due to these factors, the Company cannot be certain that funding will be available if needed and, to the extent required, on acceptable terms.  If funding is not available when needed, or is available only on unfavorable terms, the Company may be unable to grow its existing business, complete acquisitions, refinance its debt or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company’s revenues and results of operations.

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

The Company plans to repay its $40.5 million 8.25% Senior Notes maturing in April 2010 by utilizing some combination of cash flows from operations or from repayments from Southern Union of intercompany loans.

Credit ratings downgrades could increase the Company’s financing costs and limit its ability to access the capital markets.

As of December 31, 2009, the Company’s debt were rated Baa3 by Moody's Investor Services, Inc., BBB- by Standard & Poor's and BBB- by Fitch Ratings.  If the Company’s credit ratings are downgraded below investment grade or if there are times when it is placed on "credit watch," both borrowing costs and the costs of maintaining certain contractual relationships could increase.  The Company’s credit rating can be impacted by the credit rating and activities of its parent company, Southern Union Company.  Thus, adverse impacts to Southern Union and its activities, which may include activities unrelated to the Company may have adverse impacts on the Company’s credit rating and financing and operating costs.

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

The positions taken by the Company and Southern Union in their tax return filings require significant judgment, use of estimates, and the interpretation and application of complex tax laws.  Significant judgment is also required in assessing the timing and amounts of deductible and taxable items.  Despite management’s belief that the Company’s tax return positions are fully supportable, certain positions may be challenged successfully by federal, state and local jurisdictions.

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
The inability to continue to access lands owned by third parties could adversely affect the Company’s ability to operate and/or expand its pipeline business.

The ability of Panhandle to operate in certain geographic areas will depend on its success in maintaining existing rights-of-way and obtaining new rights-of-way. Securing additional rights-of-way is also critical to the Company’s ability to pursue expansion projects.  Even though Panhandle generally has the right of eminent domain, the Company cannot assure that it will be able to acquire all of the necessary new rights-of-way or maintain access to all existing rights-of-way upon the expiration of the current rights-of-way or that all of the rights-of-way will be obtainable in a timely fashion. The Company’s financial position could be adversely affected if the costs of new or extended rights-of-way materially increase or the Company is unable to obtain or extend the rights-of-way timely.

The Company is subject to extensive federal, state and local laws and regulations regulating the environmental aspects of its business that may increase its costs of operations, expose it to environmental liabilities and require it to make material unbudgeted expenditures.

The Company is subject to extensive federal, state and local laws and regulations regulating the environmental aspects of its business (including air emissions), which are complex, change from time to time, and have tended to become increasingly strict.  These laws and regulations have necessitated, and in the future may necessitate, increased capital expenditures and operating costs.  In addition, certain environmental laws may result in liability without regard to fault concerning contamination at a broad range of properties, including those currently or formerly owned, leased or operated properties and properties where the Company disposed of, or arranged for the disposal of, waste.

The Company is currently monitoring or remediating contamination at several of its facilities and at waste disposal sites pursuant to environmental laws and regulations and indemnification agreements.  The Company cannot predict with certainty the sites for which it may be responsible, the amount of resulting cleanup obligations that may be imposed on it or the amount and timing of future expenditures related to environmental remediation because of the difficulty of estimating cleanup costs and the uncertainty of payment by other PRPs.

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

Terrorist attacks, such as the attacks that occurred on September 11, 2001, have resulted in increased costs, and the consequences of terrorism may adversely impact the Company’s results of operations.

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

The Company’s transportation and storage business is subject to regulation by federal, state and local regulatory authorities.  FERC, the U.S. Department of Transportation and various state and local regulatory agencies regulate the interstate pipeline business.  In particular, FERC has authority to regulate rates charged by the Company for the transportation and storage of natural gas in interstate commerce.  FERC also has authority over the construction, acquisition, operation and disposition of these pipeline and storage assets.  In addition, the U.S. Coast Guard has oversight over certain issues including the importation of LNG.

The Company’s rates and operations are subject to extensive regulation by federal regulators as well as the actions of Congress and state legislatures and, in some respects, state regulators.  The Company cannot predict or control what effect future actions of regulatory agencies may have on its business or its access to the capital markets.  Furthermore, the nature and degree of regulation of natural gas companies has changed significantly during the past several decades and there is no assurance that further substantial changes will not occur or that existing policies and rules will not be applied in a new or different manner.  Should new and more stringent regulatory requirements be imposed, the Company’s business could be unfavorably impacted and the Company could be subject to additional costs that could adversely affect its financial condition or results of operations if these costs are not ultimately recovered through rates.

The Company’s transportation and storage business is influenced by fluctuations in costs, including operating costs such as insurance, postretirement and other benefit costs, wages, outside contractor services costs, asset retirement obligations for certain assets and other operating costs.  The profitability of regulated operations depends on the business’ ability to collect such increased costs as part of the rates charged to its customers.  To the extent that such operating costs increase in an amount greater than that for which revenue is received, or for which rate recovery is allowed, this differential could impact operating results.  The lag between an increase in costs and the ability of the Company to file to obtain rate relief from FERC to recover those increased costs can have a direct negative impact on operating results.  As with any request for an increase in rates in a regulatory filing, once granted, the rate increase may not be adequate.  In addition, FERC may prevent the business from passing along certain costs in the form of higher rates.

FERC may also exercise its Section 5 authority to initiate proceedings to review rates that it believes may not be just and reasonable.  FERC has recently exercised this authority with respect to several other pipeline companies, as it had in 2007 with respect to the Company’s Southwest Gas Storage Company.  If FERC were to initiate a Section 5 proceeding against the Company and find that the Company’s rates at that time were not just and reasonable, the applicable rates the Company is allowed to charge customers could be reduced and the reduction could potentially have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Third parties own most of the natural gas transported and stored through the pipeline systems operated by the Company.  As a result, the volume of natural gas transported and stored depends on the actions of those third parties and is beyond the Company’s control.  Further, other factors beyond the Company’s and those third parties’ control may unfavorably impact the Company’s ability to maintain or increase current transmission and storage rates, to renegotiate existing contracts as they expire or to remarket unsubscribed capacity.  High utilization of contracted capacity by firm customers reduces capacity available for interruptible transportation and parking services.

The success of the Company depends on the continued development of additional natural gas reserves in the vicinity of its facilities and its ability to access additional reserves to offset the natural decline from existing sources connected to its system.

The amount of revenue generated by the Company ultimately depends upon its access to reserves of available natural gas.  As the reserves available through the supply basins connected to the Company’s system naturally decline, a decrease in development or production activity could cause a decrease in the volume of natural gas available for transmission. If production from these natural gas reserves is substantially reduced and not replaced with other sources of natural gas, such as new wells or interconnections with other pipelines, and certain of the Company’s assets are consequently not utilized, the Company may have to accelerate the recognition and settlement of asset retirement obligations.  Investments by third parties in the development of new natural gas reserves or other sources of natural gas in proximity to the Company’s facilities depend on many factors beyond the Company’s control.  Revenue reductions or the acceleration of asset retirement obligations resulting from the decline of natural gas reserves and the lack of new sources of natural gas may have a material adverse effect on the Company’s business financial condition, results of operations and cost flows.

Fluctuations in energy commodity prices could adversely affect the business of the Company.

If natural gas prices in the supply basins connected to the pipeline systems of the Company are higher than prices in other natural gas producing regions able to serve the Company’s customers, the volume of natural gas transported by the Company may be negatively impacted.  Natural gas prices can also affect customer demand for the various services provided by the Company.

The pipeline business of the Company is dependent on a small number of customers for a significant percentage of its sales.

The Company’s top two customers accounted for 35 percent of its 2009 revenue.  The loss of any one or more of these customers could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The financial soundness of the Company’s customers could affect its business and operating results.

As a result of the recent disruptions in the financial markets and other macroeconomic challenges that have impacted the economy of the United States and other parts of the world, the Company’s customers may experience cash flow concerns.  As a result, if customers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, accounts receivable owed to the Company.  Any inability of the Company’s customers to pay for services could adversely affect the Company’s financial condition, results of operations and cash flows.

The pipeline revenues of the Company are generated under contracts that must be renegotiated periodically.

The pipeline revenues of the Company are generated under natural gas transportation contracts that expire periodically and must be replaced.  At December 31, 2009, the weighted-average remaining life of transportation and storage contracts was approximately 7.6 years and 10.5 years, respectively, with some contracts expiring each year.  Although the Company will actively pursue the renegotiation, extension and/or replacement of all of its contracts, it cannot assure that it will be able to extend or replace these contracts when they expire or that the terms of any renegotiated contracts will be as favorable as the existing contracts.  If the Company is unable to renew, extend or replace these contracts, or if the Company renews them on less favorable terms, it may suffer a material reduction in revenues and earnings.

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

Numerous operational risks are associated with the operation of a complex pipeline system.  These include adverse weather conditions, accidents, the breakdown or failure of equipment or processes, the performance of pipeline facilities below expected levels of capacity and efficiency, the collision of equipment with pipeline facilities (such as may occur if a third party were to perform excavation or construction work near the facilities), and other catastrophic events beyond the Company’s control.  In particular, the Company’s pipeline system, especially those portions that are located offshore, may be subject to adverse weather conditions, including hurricanes, earthquakes, tornadoes, extreme temperatures and other natural phenomena, making it more difficult for the Company to realize the historic rates of return associated with these assets and operations.  A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage.  Insurance proceeds may not be adequate to cover all liabilities or expenses incurred or revenues lost.

The expansion of the Company’s pipeline systems by constructing new facilities subjects the Company to construction and other risks that may adversely affect the financial results of the pipeline businesses.

The Company may expand the capacity of its existing pipeline, storage and LNG facilities by constructing additional facilities.  Construction of these facilities is subject to various regulatory, development and operational risks, including:

•	the Company’s ability to obtain necessary approvals and permist from FERC and other regulatory agencies on a timely basis and on terms that are acceptable to it;
•	the ability to access sufficient capital at reasonable rates to fund expansion projects, especially in periods of prolonged economic decline;
•	the availability of skilled labor, equipment, and materials to complete expansion projects;
•	adverse weather conditions;
•
potential changes in federal, state and local statutes, regulations, and orders, including environmental requirements that prevent a project from proceeding or increase the anticipated cost of the project;

•	impediments on the Company’s ability to acquire rights-of-way or land rights on a timely basis or on terms that are acceptable to it;
•
the Company’s ability to construct projects within anticipated costs, including the risk that the Company may incur cost overruns, which may be material, resulting from inflation or increased costs of equipment, materials, labor, contractor productivity or other factors beyond its control, that the Company may not be able to recover from its customers;

•	the lack of future growth in natural gas supply and/or demand; and
•	the lack of transportation, storage and throughput commitments.

Any of these risks could prevent a project from proceeding, delay its completion or increase its anticipated costs.  There is also the risk that a downturn in the economy and its potential negative impact upon natural gas demand could result in either slower development in the Company’s expansion projects or adjustments in the contractual commitments supporting such projects.  As a result, new facilities could be delayed or may not achieve the Company’s expected investment return, which could adversely affect the Company’s business, financial condition, results of operations and cash flows.

A recent determination that emissions of carbon dioxide and other “greenhouse gases” present an endangerment to public health could result in regulatory initiatives that increase the Company’s costs of doing business and the costs of its services.

On April 17, 2009, the EPA issued a notice of its proposed finding and determination that emissions of carbon dioxide, methane, and other “greenhouse gases” (GHGs) presented an endangerment to human health and the environment because emissions of such gases contribute to warming of the earth’s atmosphere and other climatic changes.  Once finalized, EPA’s finding and determination would allow the agency to begin regulating GHG emissions under existing provisions of the Clean Air Act.  In late September 2009, EPA announced two sets of proposed regulations in anticipation of finalizing its findings and determination, one rule to reduce emissions of GHGs from motor vehicles and the other to control emissions of GHGs from stationary sources.  The motor vehicle rules are expected to be adopted in March 2010, with the stationary source permitting rule to be approved later in 2010. It may take the EPA several years to impose regulations limiting emissions of GHGs from existing stationary sources due to legal challenges on the stationary rule.  In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including the Company’s processing plants and many compressor stations, beginning in 2011 for emissions occurring in 2010.  Any limitation imposed by the EPA on GHG emissions from the Company’s natural gas–fired compressor stations and processing facilities or from the combustion of natural gas or natural gas liquids that it produces could increase its costs of doing business and/or increase the cost and reduce demand for its services.

The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the products and services the Company provides.

The Kyoto Protocol was adopted in 1997 by the United Nations to address global climate change by reducing emissions of carbon dioxide and other greenhouse gases.  The treaty went into effect on February 16, 2005.  The United States has not adopted the Kyoto Protocol.  However on June 26, 2009, the United States House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” (ACESA), which would establish an economy-wide cap-and-trade program in the United States to reduce emissions of GHGs, including carbon dioxide and methane that may be contributing to warming of the Earth’s atmosphere and other climatic changes. ACESA would require an overall reduction in GHG emissions of 17 percent (from 2005 levels) by 2020, and by over 80 percent by 2050. Under ACESA, covered sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. The number of emission allowances issued each year would decline as necessary to meet ACESA’s overall emission reduction goals. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. The net effect of ACESA would be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, natural gas and NGLs.

The United States Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States.  If the Senate adopts GHG legislation that is different from ACESA, the two versions of the bill would need to be reconciled in both chambers of Congress and both chambers would be required to approve identical legislation before it would become law.  President Obama has indicated that he is in support of the adoption of legislation to control and reduce emissions of GHGs through an emission allowance permitting system that results in fewer allowances being issued each year but that allows parties to buy, sell and trade allowances as needed to fulfill their GHG emission obligations.  Although it is not possible at this time to predict whether or when the Senate may act on climate change legislation or how any bill approved by the Senate could be reconciled with ACESA, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require the Company to incur increased operating costs.  Further, current or future rate structures or shipper or producer contracts and prevailing market conditions might not allow the Company to recover the additional costs incurred to comply with such laws and/or regulations and may affect the Company’s ability to provide services.  While the Company may be able to include some or all of such increased costs in its rate structures or shipper or producer contracts, such recovery of costs is uncertain and may depend on events beyond the Company’s control.  Such matters could have a material adverse effect on demand for the Company’s gathering, treating, processing or transportation services.

Even if such legislation is not adopted at the national level, more than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, with most of the state-level initiatives focused on large sources of GHG emissions, such as coal-fired electric plants. It is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company is subject to risks associated with climate change.

It has been advanced that emissions of greenhouse gases are linked to climate change. Climate change and the costs that may be associated with its impact and the regulation of GHGs have the potential to affect the Company’s business in many ways, including negatively impacting the costs it incurs in providing its products and services including costs to operate and maintain its facilities, install new emission controls on its facilities, acquire allowances to authorize its GHG, pay any taxes related to GHG emissions and administer and manage a GHG emissions program, higher insurance premiums or the potential for increased insurance claims in areas affected by adverse weather and coastal regions in the event of rising sea levels, the demand for and consumption of its products and services (due to change in both costs and weather patterns), and the economic health of the regions in which it operates, all of which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Cautionary Factors That May Affect Future Results

The disclosure and analysis in this Form 10-K contains forward-looking statements that set forth anticipated results based on management’s current plans and assumptions.  From time to time, the Company also provides forward-looking statements in other materials it releases to the public as well as oral forward-looking statements.  Such statements give the Company’s current expectations or forecasts of future events; they do not relate strictly to historical or current facts.  The Company has tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance.  In particular, these include statements relating to future actions, future performance or results of current and anticipated services, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

The Company cannot guarantee that any forward-looking statement will be realized, although management believes that the Company has been prudent and reasonable in its plans and assumptions.  Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions.  If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected.  Readers should bear this in mind as they consider forward-looking statements.

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
•
the impact of factors affecting operations such as maintenance or repairs, environmental incidents, natural gas pipeline system constraints and relations with labor unions representing bargaining-unit employees;

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

ITEM 3. Legal Proceedings.

The Company and certain of its affiliates are occasionally parties to lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing.  The Company and its affiliates are also subject to various federal, state and local laws and regulations relating to the environment, as described in Item 1. Business – Regulation. Several of these companies have been named parties to various actions involving environmental issues.  Based on the Company’s current knowledge and subject to future legal and factual developments, the Company’s management believes that it is unlikely that these actions, individually or in the aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows.  For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other legal matters, reference is made to Item 8, Financial Statements and Supplementary Data, Note 3 – Regulatory Matters and Note 14 – Commitments and Contingencies. Also see Item 1A. Risk Factors – Cautionary Factors That May Affect Future Results.

ITEM 4.  Reserved.

Item 4, Reserved, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

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

Overview

The Company’s business purpose is to provide interstate transportation and storage of natural gas transportation and storage in a safe, efficient and dependable manner.  The Company operates approximately 10,000 miles of interstate pipelines that transport up to 5.5 Bcf/d of natural gas.  For additional information related to the Company’s line of business, locations of operations and services provided, see Item 1. Business.
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

The Company’s regulated transportation and storage businesses periodically file (or can be required to file) for changes in their rates, which are subject to approval by FERC.  Although a significant portion of the Company’s contracts are discounted or negotiated rate contracts, changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to negatively impact the Company’s results of operations and financial condition.  For information related to the status of current rate filings, see Item 1.  Business – Regulation.

Results of Operations

The following table illustrates the results of operations of the Company for the periods presented:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Operating revenue:
Transportation and storage of natural gas	$607,366	$582,942	$511,340
LNG terminalling revenue	134,026	128,950	135,447
Other revenue	7,769	9,748	11,659
Total operating revenue	749,161	721,640	658,446

Operating expenses:
Operating, maintenance and general	284,608	276,174	254,986
Depreciation and amortization	113,648	103,807	85,641
Taxes, other than on income	34,537	32,059	29,698
Total operating expenses	432,793	412,040	370,325

Operating income	316,368	309,600	288,121

Other income (expense):
Interest expense	(84,496)	(89,057)	(82,551)
Other, net	10,443	26,663	41,172
Total other expense, net	(74,053)	(62,394)	(41,379)

Earnings before income taxes	242,315	247,206	246,742

Income taxes	92,100	96,532	96,318

Net earnings	$150,215	$150,674	$150,424

Year ended December 31, 2009 versus the year ended December 31, 2008

Operating Revenue.  For the year ended December 31, 2009, operating revenue increased $27.5 million versus the same time period in 2008 primarily as the result of:
•	Increased transportation and storage revenue of $24.4 million primarily attributable to:
o	Higher interruptible parking revenues of $17.1 million resulting from customer demand for parking services, market conditions and the availability of system capacity;
o
Higher transportation reservation revenues of $13.3 million primarily due to higher average rates realized on PEPL and contributions from various expansion projects primarily consisting of the Trunkline Field Zone Expansion and PEPL East End Enhancement projects, partially offset by lower average rates realized on Trunkline and $1.2 million of additional revenues in the 2008 period attributable to the extra day in the 2008 leap year; and

o	Lower transportation usage revenues of $7.4 million primarily due to reduced volumes flowing on Sea Robin after Hurricane Ike; and
•
A $5.1 million increase in LNG terminalling revenue primarily due to higher reservation revenues attributable to a one-time annual rate increase associated with certain capacity effective January 1, 2009.

Operating Expenses.  Operating expenses for the year ended December 31, 2009 increased $20.8 million versus the same period in 2008 primarily as the result of:
•	Higher operating, maintenance and general expenses of $8.4 million in 2009 versus 2008 primarily attributable to:

o	A $5.6 million increase in benefits primarily due to higher medical costs;
o	A $5.5 million increase in third-party transportation and storage expense primarily due to additional capacity contracted;
o	A $4.8 million increase in fuel tracker costs primarily due to a net over-recovery in 2008 versus a net under-recovery in 2009; and
o	A $6.4 million decrease in expense due to a provision reversal in 2009 related to past take-or-pay settlement contractual indemnities for which performance by the Company has not been required;
•
Increased depreciation and amortization expense of $9.8 million in 2009 versus 2008 due to a $136 million increase in property, plant and equipment placed in service after December 31, 2008.  Depreciation and amortization expense is expected to continue to increase primarily due to significant capital additions, including capital spending associated with the LNG terminal infrastructure enhancement construction project; and

•
Increased taxes, other than on income, of $2.5 million primarily due to higher property tax assessments resulting from property additions and higher operating income.  Property tax expense is expected to continue to increase primarily due to significant property additions, which has been partially mitigated by certain temporary property tax abatements.

Other Expense, Net.  Other expense, net for the year ended December 31, 2009 increased $11.7 million versus the same period in 2008 primarily as a result of:

A decrease in Other, net of $16.2 million primarily due to lower interest income associated with the affiliate note receivables resulting from lower average affiliate note receivables balances outstanding and lower LIBOR rates in the 2009 period compared to the 2008 period; and

•
Lower interest expense of $4.6 million primarily attributable to the retirement of the $300 million 4.80% Senior Notes in August 2008 and the $60.6 million 6.50% Senior Notes in July 2009, lower interest rates on the Company’s variable rate debt, and higher capitalized interest resulting from higher average capital project balances outstanding in the 2009 period versus the 2008 period, partially offset by higher interest expense resulting from the $400 million 7.00% Senior Notes issued in June 2008, the $150 million 8.125% Senior Notes issued in June 2009 and higher interest expense primarily attributable to lower net debt premium amortizations in 2009 resulting from debt retirements.

Income Taxes.  The Company’s EITR was 38 percent and 39 percent for the year ended December 31, 2009 and 2008, respectively.  Income taxes during the year ended December 31, 2009, versus the same period in 2008, decreased $4.4 million primarily due to lower pretax earnings.

See Item 8. Financial Statements and Supplementary Data, Note 14 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage for additional information related to repair and abandonment provisions and insurance recovery resulting from hurricane damage.

Liquidity and Capital Resources

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The $155.4 million working capital deficit at December 31, 2009 is expected to be funded by cash flows from operations and from repayments from Southern Union of intercompany loans.  Based on the Company’s current level of operations, management believes that cash flow from operations, available existing cash, and other sources, including liquid working capital and new borrowings, will be adequate to meet liquidity needs for the next several years, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations.

Operating Activities.  Cash generated from internal operations constitutes the Company’s primary source of liquidity.  Additional sources of liquidity include use of affiliate note receivables, project and bank financings, issuance of long-term debt and proceeds from asset dispositions.

Cash flows provided by operating activities were $409.1 million for the year ended December 31, 2009 compared with cash flows provided by operating activities of $297.6 million for the same period in 2008, resulting in an increase in cash of $111.5 million in 2009 compared to 2008.  Changes in operating assets and liabilities contributed cash of $28.8 million in 2009 and $4.4 million in 2008, resulting in an increase of cash from changes in operating assets and liabilities of $24.4 million in 2009 compared to 2008.

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

Cash flows used in investing activities for the year ended December 31, 2009 increased by $168.3 million versus the same period in 2008.  Such increase in cash outlays from investing activities is primarily due to the impact of $200 million net intercompany loans to Southern Union in 2009 versus $94.1 million of loan repayments to the Company in 2008, partially offset by lower net capital and property retirement expenditures of $170.7 million in the 2009 period versus the 2008 period.  See Item 8. Financial Statements and Supplementary Data, Note 4 – Related Party Transactions for information related to the intercompany loans with Southern Union and Note 14 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage for information related to insurance recoveries, which partially offset the capital and property retirement expenditures.

The following table presents a summary of property, plant and equipment additions related to major projects for the periods presented.

	Years Ended December 31,
Property, Plant and Equipment Additions	2009	2008	2007
	(In thousands)

LNG Terminal Expansions/Enhancements	$82,033	$157,325	$133,469
Trunkline Field Zone Expansion	1,733	72,276	185,180
East End Enhancement	-	35,062	80,249
Compression Modernization	7,146	56,288	81,687
Other, primarily pipeline integrity, system
reliability, information technology, air
emission compliance and net hurricane expenditures	156,185	113,053	110,568
Total (1)	$247,097	$434,004	$591,153

___________________
(1)	Includes net period changes in capital accruals totaling $(25) million, $(24.6) million and $71.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Principal Capital Expenditure Projects

See Item 1. Business – Recent System Enhancements for a summary of the Company’s major 2009 and ongoing capital expenditure projects.

2008 Hurricane Damage.  In September 2008, Hurricanes Gustav and Ike came ashore on the Louisiana and Texas coasts.  Offshore transportation facilities, including Sea Robin and Trunkline’s Terrebonne system, suffered damage to several platforms and gathering pipelines. In late July 2009, during testing to put the remaining offshore facilities back in service, Sea Robin experienced a pipeline rupture in an area where the pipeline had previously been displaced during Hurricane Ike and subsequently re-buried. Sea Robin experienced reduced volumes until January 2010 when the remainder of the damaged facilities were back in service.

The capital replacement and retirement expenditures relating to Hurricane Ike have been increased during 2009 to approximately $185 million and are expected to be incurred through 2010.  These estimates are subject to further revision as the work is ongoing.  Approximately $110 million and $23 million of the capital replacement and retirement expenditures were incurred as of December 31, 2009 and 2008, respectively.  The Company anticipates reimbursement from OIL for a significant portion of the damages in excess of its $10 million deductible; however, the recoverable amount is subject to pro rata reduction to the extent that the level of total accepted claims from all insureds exceeds the carrier’s $750 million aggregate exposure limit.  OIL has announced that it has reached the $750 million aggregate exposure limit and has revised its estimated payout amount to approximately 61 percent based on estimated claim information it has received.  OIL is currently making interim payouts at the rate of 50 percent of accepted claims.  The Company has received $36.7 million for claims submitted to date with respect to Hurricane Ike.  The final amount of any applicable pro rata reduction cannot be determined until OIL has received and assessed all claims.

Potential Sea Robin Impairment.  Sea Robin, comprised primarily of offshore facilities, suffered damage related to several platforms and gathering pipelines from Hurricane Ike.  See Part II, Item 8. Financial Statements and Supplementary Data, Note 2 – Summary of Significant Accounting Policies and Other Matters – Asset Impairment for information related to the Company’s analysis of the Sea Robin assets for potential impairment as of December 31, 2009.  The Company currently estimates that approximately $135 million of the approximately $185 million total estimated capital replacement and retirement expenditures to replace property and equipment damaged by Hurricane Ike are related to Sea Robin.  This estimate is subject to further revision as certain work, primarily retirements, is ongoing. The Company anticipates reimbursement from its property insurance carrier for its damages in excess of its $10 million deductible, except for certain expenditures not reimbursable under the insurance policy terms.  See Part II, Item 8. Financial Statements and Supplementary Data, Note 14 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage for additional related information.  To the extent the Company’s capital expenditures are not recovered through insurance proceeds, its net investment in Sea Robin’s property and equipment would increase without necessarily generating additional revenues unless the incremental costs are recovered through future rate proceedings including the Hurricane surcharge filing approved by FERC in September 2009.  See Note 3 – Regulatory Matters for information related to the surcharge filing.  If the amount of Sea Robin’s insurance reimbursements are significantly reduced from the currently estimated 61 percent payout limit amount or it experiences other adverse developments incrementally impacting the Company’s related net investment or anticipated future cash flows that are not remedied through rate proceedings, the Company could potentially be required to record an impairment of its net investment in Sea Robin.

Financing Activities. Cash flows provided by financing activities for the year ended December 31, 2009 increased by $57.1 million versus the same period in 2008 primarily due to net debt issuances of $88.1 million in 2009 versus $44.1 million in 2008.

As of December 31, 2009, the Company’s debt was rated Baa3 by Moody’s Investor Services, Inc., BBB- by Standard & Poor’s and BBB- by Fitch Ratings.  The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens.  At December 31, 2009, the Company, based on the currently most restrictive debt covenant requirements, was subject to a $914 million limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $395 million of additional secured or subsidiary level indebtedness or other defined liens based on a limitation on liens covenant.  The Company is also subject to a limitation of $702 million of total additional indebtedness.  If the Company’s debt ratings by Moody’s Investor Services, Inc. were to fall below Baa3 or if its debt ratings by Standard & Poor’s were to fall below BBB-, then the allowable restricted payments would be reduced to $195.9 million.  At December 31, 2009, the Company was in compliance with all covenants.

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

LNG Holdings Term Loans.  On March 15, 2007, LNG Holdings, as borrower, and PEPL and Trunkline LNG, as guarantors, entered into a $455 million unsecured term loan facility due March 13, 2012 (2012 Term Loan).  The interest rate under the 2012 Term Loan is a floating rate tied to LIBOR or the prime rate, at the Company’s option, in addition to a margin tied to the rating of PEPL’s senior unsecured debt.  The proceeds of the 2012 Term Loan were used to repay approximately $455 million in existing indebtedness that matured in March 2007, including the $200 million 2.75% Senior Notes and the LNG Holdings $255.6 million Term Loan.  LNG Holdings has entered into interest rate swap agreements that effectively fix the interest rate applicable to the 2012 Term Loan at 4.98 percent plus a credit spread of 0.625 percent, based upon PEPL’s credit rating for its senior unsecured debt.  The balance of the 2012 Term Loan was $455 million at each of December 31, 2009 and 2008.  See Item 8. Financial Statements and Supplementary Data, Note 7 – Debt – LNG Holdings Term Loans for additional related information.

On December 1, 2006, LNG Holdings, as borrower, and PEPL and CrossCountry Citrus, as guarantors, entered into a $465 million unsecured term loan facility due April 4, 2008 (2006 Term Loan).  On December 1, 2006, LNG Holdings loaned the proceeds of the 2006 Term Loan to CrossCountry Citrus in exchange for an interest-bearing promissory note with a principal amount of $465 million, the amount of the proceeds of the 2006 Term Loan.  On June 29, 2007, the parties entered into an amended and restated term loan facility (Amended Credit Agreement).  The Amended Credit Agreement extended the maturity of the term loan from April 4, 2008 to June 29, 2012, and decreased the interest rate from LIBOR plus 87.5 basis points to LIBOR plus 55 basis points, based upon the current credit rating of PEPL's senior unsecured debt. The balance of the Amended Credit Agreement was $360.4 million and $360.4 million at effective interest rates of 0.78 percent and 1.02 percent at December 31, 2009 and 2008, respectively.  The balance and effective interest rate of the Amended Credit Agreement at February 24, 2010 were $360.4 million and 0.78 percent, respectively.

Retirement of Debt Obligations

Retirement of Debt Obligations.  The Company plans to repay its $40.5 million 8.25% Senior Notes maturing in April 2010 by utilizing some combination of cash flows from operations or from repayments from Southern Union of intercompany loans.

For additional information related to the Company’s debt, see Item 8. Financial Statements and Supplementary Data, Note 7 – Debt.

Other Matters

Regulation.  See Item 8.  Financial Statements and Supplementary Data, Note 3 – Regulatory Matters for information related to the Company’s rate matters.

Environmental Matters.  The Company is subject to federal, state and local laws and regulations relating to the protection of the environment.  These evolving laws and regulations may require expenditures over a long period of time to control environmental impacts.  The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures.  These procedures are designed to achieve compliance with such laws and regulations.  For additional information concerning the impact of environmental regulation on the Company, see Item 8.  Financial Statements and Supplementary Data, Note 14 – Commitments and Contingencies.

Contractual Commitments.  The following table summarizes the Company’s expected contractual obligations by payment due date as of December 31, 2009.

	Contractual Obligations (In thousands)
							2015 and
	Total	2010	2011	2012	2013	2014	thereafter

Operating Leases (1)	$91,711	$12,585	$11,921	$11,960	$11,968	$11,969	$31,308

Total long term debt (2)	2,022,196	40,500	-	815,391	250,000	-	916,305

Interest payments on debt (3)	720,674	108,520	106,849	85,058	78,554	63,429	278,264

Firm capacity payments (4)	189,639	30,297	28,400	23,219	20,628	19,941	67,154

OPEB funding (5)	38,215	7,643	7,643	7,643	7,643	7,643	-

Total	$3,062,435	$199,545	$154,813	$943,271	$368,793	$102,982	$1,293,031
___________________
(1)	Lease of various assets utilized for operations.
(2)	The long-term debt cash obligations exclude $2.6 million of unamortized debt premium as of December 31, 2009.
(3)	Interest payments on debt are based upon the applicable stated or variable interest rates as of December 31, 2009.
(4)	Charges for third party storage capacity.
(5)	Panhandle is committed to the funding levels of $7.6 million per year until modified by future rate proceedings, the timing of which is uncertain.

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

While the recent credit disruptions have not had a significant impact on the Company or its liquidity position, the Company cannot predict the impact of any future credit disruptions.

Inflation.  The Company believes that inflation has caused, and may continue to cause, increases in certain operating expenses, capital replacement and construction costs.  The Company continually reviews the adequacy of its rates in relation to such increasing cost of providing services, the inherent regulatory lag in adjusting its tariff rates and the rates it is actually able to charge in its markets.

Trunkline LNG Cost and Revenue Study.  On July 1, 2009, Trunkline LNG filed a Cost and Revenue Study in compliance with FERC orders with respect to the prior Trunkline LNG facility expansions completed in 2006.  BG LNG Services, LLC (BGLS) filed a motion to intervene and protest on July 14, 2009.  Due to the negotiated rate provisions of the contracts with BGLS, extending through the end of 2015, the Company believes that the final disposition of these Cost and Revenue Study proceedings will not have an impact on Trunkline LNG’s revenues through the end of 2015.

New Accounting Pronouncements

See Item 8.  Financial Statements and Supplementary Data, Note 2 – Summary of Significant Accounting Policies and Other Matters – New Accounting Principles.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risks.

Interest Rate Risk

The Company is subject to the risk of loss associated with movements in market interest rates.  The Company manages this risk through the use of fixed-rate debt, floating-rate debt and interest rate swaps.  Fixed-rate swaps are used to reduce the risk of increased interest costs during periods of rising interest rates.  Floating-rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates.  At December 31, 2009, the interest rate on 82 percent of the Company’s long-term debt was fixed after considering the impact of interest rate swaps.

At December 31, 2009, $18.8 million is included in Other Current Liabilities and $14 million is included in Other Non-current Liabilities in the Consolidated Balance Sheet related to the fixed-rate interest rate swaps on the $455 million Term Loan due 2012.

At December 31, 2009, a 100 basis point change in the annual interest rate on all outstanding floating-rate long-term debt would correspondingly change the Company’s interest payments by approximately $300,000 for each month during which such change continued.  If interest rates changed significantly, the Company may take actions to manage its exposure to the change.  No change has been assumed, as a specific action and the possible effects are uncertain.

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

The change in exposure to loss in earnings and cash flow related to interest rate risk for the year ended December 31, 2009 is not material to the Company.

See Item 8.  Financial Statements and Supplementary Data, Note 10 – Derivative Instruments and Hedging Activities and Note 7 – Debt for additional related information.

Commodity Price Risk

The Company is exposed to some commodity price risk with respect to natural gas used in operations by its interstate pipelines.  Specifically, the pipelines receive natural gas from customers for use in generating compression to move the customers’ natural gas.  Additionally the pipelines may have to settle system imbalances when customers’ actual receipts and deliveries do not match.  When the amount of natural gas utilized in operations by the pipelines differs from the amount provided by customers, the pipelines may use natural gas from inventory or may have to buy or sell natural gas to cover these or other operational needs, resulting in commodity price risk exposure to the Company.  In addition, there is other indirect exposure to the extent commodity price changes affect customer demand for and utilization of transportation and storage services provided by the Company.  At December 31, 2009, there were no hedges in place with respect to natural gas price risk associated with the Company’s interstate pipeline operations.

ITEM 8.  Financial Statements and Supplementary Data.

The information required here is included in the report as set forth in the Index to Consolidated Financial Statements on page F-1.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the COO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its Legal, Internal Audit, Insurance and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, the Company’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.  Management has also communicated that determination to the board of managers and Southern Union’s audit committee, which also serves as the Company’s audit committee.

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

Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting was based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework and applicable SEC rules, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Panhandle Eastern Pipe Line Company, LP
March 1, 2010

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.  Other Information.

All information required to be reported on Form 8-K for the quarter ended December 31, 2009 was appropriately reported.

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

ITEM 14.  Principal Accounting Fees and Services.

Below is a summary of fees billed to the Company by its principal audit firm for the periods indicated.

	Years Ended December 31,
	2009	2008
	(In thousands)
Audit Fees (1)
PricewaterhouseCoopers LLP	$1,132	$1,183

Audit-Related Fees (2)
PricewaterhouseCoopers LLP	136	85

Total Fees	$1,268	$1,268

___________________
(1)	Audit Fees represents fees billed for professional services rendered for the Company’s integrated annual audit.
(2)	Audit-Related Fees represents fees billed for the issuance of debt and audit of the Company’s centralized data center’s procedures.

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

4(a)
Indenture dated as of March 29, 1999, among CMS Panhandle Holding Company, Panhandle Eastern Pipe Line Company and NBD Bank (the predecessor to Bank One Trust Company, National Association, J.P. Morgan Trust Company, National Association, The Bank of New York Trust Company, N.A. and The Bank of New York Mellon Trust Company, N.A.), as Trustee. (Filed as Exhibit 4(a) to the Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.)

4(b)
First Supplemental Indenture dated as of March 29, 1999, among CMS Panhandle Holding Company, Panhandle Eastern Pipe Line Company and NBD Bank (the predecessor to Bank One Trust Company, National Association, J.P. Morgan Trust Company, National Association, The Bank of New York Trust Company, N.A. and The Bank of New York Mellon Trust Company, N.A.), as Trustee, including a form of Guarantee by Panhandle Eastern Pipe Line Company of the obligations of CMS Panhandle Holding Company. (Filed as Exhibit 4(b) to the Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.)

4(c)
Second Supplemental Indenture dated as of March 27, 2000, between Panhandle and Bank One Trust Company, National Association (succeeded to by The Bank of New York Mellon Trust Company, N.A., which changed its name to The Bank of New York Mellon Trust Company, N.A.), as Trustee. (Filed as Exhibit 4(e) to the Form S-4 (File No. 333-39850) filed on June 22, 2000, and incorporated herein by reference.)

4(d)
Third Supplemental Indenture dated as of August 18, 2003, between Panhandle and Bank One Trust Company, National Association (succeeded to by The Bank of New York Mellon Trust Company, N.A., which changed its name to The Bank of New York Mellon Trust Company, N.A.), as Trustee. (Filed as Exhibit 4(d) to the Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.)

4(e)
Fourth Supplemental Indenture dated as of March 12, 2004, between Panhandle and J.P. Morgan Trust Company, National Association (succeeded to by The Bank of New York Mellon Trust Company, N.A., which changed its name to The Bank of New York Mellon Trust Company, N.A.), as Trustee.  (Filed as Exhibit 4.E to the Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

4(f)
Fifth Supplemental Indenture dated as of October 26, 2007, between Panhandle and The Bank of New York Trust Company, N.A. (now known as The Bank of New York Mellon Trust Company, N.A.), as Trustee (Filed as Exhibit 4.1 to Panhandle’s Current Report on Form 8-K filed on October 29, 2007 and incorporated herein by reference.)

4(g)
Form of Sixth Supplemental Indenture, dated as of June 12, 2008, between Panhandle and The Bank of New York Trust Company, N.A. (now known as The Bank of New York Mellon Trust Company, N.A.), as Trustee (Filed as Exhibit 4.1 to Panhandle’s Current Report on Form 8-K filed on June 11, 2008 and incorporated herein by reference.)

10(a) 10(b)
Form of Seventh Supplemental Indenture, to be dated as of June 2, 2009, between Panhandle and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 to Panhandle’s Current Report on Form 8-K filed on May 28, 2009 and incorporated herein by reference).

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

10(c) 10(d)
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

10(e)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2010.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

By: /s/ ROBERT O. BOND
Robert O. Bond
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of Panhandle Eastern Pipe Line Company, LP and in the capacities indicated as of March 1, 2010.
Signature		Title
(i)	Principal executive officer: /s/ Robert O. Bond Robert O. Bond	President and Chief Operating Officer
(ii)	Principal financial officer: /s/ Richard N. Marshall Richard N. Marshall	Senior Vice President and Chief Financial Officer
(iii)	Principal accounting officer: /s/ Gary W. Lefelar Gary W. Lefelar	Senior Vice President and Chief Accounting Officer

(iv)	A majority of the Board of Directors of Southern Union Company, Sole Member of Southern Union Panhandle, LLC, General Partner of Panhandle Eastern Pipe Line Company, L.P.

/s/ George L. Lindemann* George L. Lindemann /s/ Eric Herschmann* Eric Herschmann	Chairman, Southern Union Company Vice Chairman, Southern Union Company
/s/ Michal Barzuza* Michal Barzuza /s/ David Brodsky* David Brodsky	Director, Southern Union Company Director, Southern Union Company
/s/ Frank W. Denius* Frank W. Denius	Director, Southern Union Company
/s/Kurt A. Gitter, M.D.* Kurt A. Gitter, M.D.	Director, Southern Union Company
/s/ Herbert H. Jacobi* Herbert H. Jacobi	Director, Southern Union Company
/s/ Thomas N. McCarter, III* Thomas N. McCarter, III	Director, Southern Union Company
/s/ George Rountree, III* George Rountree, III	Director, Southern Union Company
/s/ Allan D. Scherer* Allan D. Scherer	Director, Southern Union Company

*By: /s/ RICHARD N. MARSHALL	*By: /s/ ROBERT M. KERRIGAN, III
Senior Vice President and Chief Financial Officer	Vice President and Secretary
Attorney-in-fact	Attorney-in-fact

PANHANDLE EASTERN PIPE LINE, LP
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements and Supplementary Data:
Consolidated Statement of Operations	F-2
Consolidated Balance Sheet	F-3 – F-4
Consolidated Statement of Cash Flows	F-5
Consolidated Statement of Partners' Capital and Comprehensive Income	F-6
Notes to Consolidated Financial Statements	F-7 – F-38
Report of Independent Registered Public Accounting Firm	F-39

All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Operating revenue
Transportation and storage of natural gas	$607,366	$582,942	$511,340
LNG terminalling revenue	134,026	128,950	135,447
Other revenue	7,769	9,748	11,659
Total operating revenue	749,161	721,640	658,446

Operating expenses
Operating, maintenance and general	237,035	225,517	207,125
Operating, maintenance and general - affiliate (Note 4)	47,573	50,657	47,861
Depreciation and amortization	113,648	103,807	85,641
Taxes, other than on income	34,537	32,059	29,698
Total operating expenses	432,793	412,040	370,325

Operating income	316,368	309,600	288,121

Other income (expense)
Interest expense	(84,496)	(89,057)	(82,551)
Interest income - affiliates (Note 4)	8,970	24,411	39,405
Other, net	1,473	2,252	1,767
Total other expense	(74,053)	(62,394)	(41,379)

Earnings before income taxes	242,315	247,206	246,742

Income taxes (Note 9)	92,100	96,532	96,318

Net earnings	$150,215	$150,674	$150,424

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEET

ASSETS

	December 31,
	2009	2008
	(In thousands)

Current assets
Cash and cash equivalents	$55	$28
Accounts receivable, billed and unbilled,
less allowances of $1,147 and $1,161, respectively	67,485	74,058
Accounts receivable - related parties (Note 4)	6,083	6,596
Natural gas imbalances - receivable	126,842	171,689
System natural gas and operating supplies	214,706	196,603
Note receivable - CrossCountry Citrus (Note 4)	-	24,265
Other	29,050	19,711
Total current assets	444,221	492,950

Property, plant and equipment (Note 12)
Plant in service	3,353,822	3,217,832
Construction work-in-progress	495,588	403,344
	3,849,410	3,621,176
Less accumulated depreciation and amortization	493,873	394,307
Net property, plant and equipment	3,355,537	3,226,869

Note receivable - Southern Union (Note 4)	327,480	127,530
Note receivable - CrossCountry Citrus (Note 4)	368,126	368,126
Non-current system natural gas	8,831	17,687
Other	20,202	20,825

Total assets	$4,524,397	$4,253,987

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEET (CONTINUED)

PARTNERS’ CAPITAL AND LIABILITIES

	December 31,
	2009	2008
	(In thousands)
Partners' capital
Partners' capital	$1,493,036	$1,342,821
Accumulated other comprehensive income	(19,541)	(28,301)
Tax sharing note receivable - Southern Union	(5,218)	(8,561)
Total partners' capital	1,468,277	1,305,959

Long-term debt (Note 7)	1,984,246	1,874,349
Total capitalization	3,452,523	3,180,308

Current liabilities
Current portion of long-term debt (Note 7)	40,500	60,623
Accounts payable	8,228	7,754
Accounts payable - related parties (Note 4)	24,881	71,895
Natural gas imbalances - payable	321,638	338,591
Accrued taxes	17,975	13,561
Accrued interest	15,125	15,861
Capital accruals	50,246	71,821
Other	121,039	80,983
Total current liabilities	599,632	661,089

Deferred income taxes, net (Note 9)	418,992	281,778
Other	53,250	130,812
Commitments and contingencies (Note 14)

Total partners' capital and liabilities	$4,524,397	$4,253,987

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows provided by (used in) operating activities
Net earnings	$150,215	$150,674	$150,424
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	113,648	103,807	85,641
Deferred income taxes, net	116,481	38,672	25,770
Changes in operating assets and liabilities:
Accounts receivable	7,085	(1,614)	(1,245)
Inventory	12,692	(3,273)	14,649
Other assets	2,437	272	5,712
Accounts payable	4,970	(154)	(7,155)
Accrued taxes	7,757	4,303	6,200
Interest accrued	(736)	(4,443)	635
Other liabilities	(5,449)	9,310	(17,519)
Net cash flows provided by operating activities	409,100	297,554	263,112

Cash flows provided by (used in) investing activities
Net decrease (increase) in note receivable - Southern Union	(199,950)	94,125	(73,000)
Net increase (decrease) in income taxes payable - related parties (Note 4)	(34,347)	15,005	38,998
Decrease in note receivable - CrossCountry Citrus	24,265	19,829	52,780
Additions to property, plant and equipment	(270,772)	(472,254)	(519,972)
Plant retirements and other	(16,271)	14,554	2,858
Net cash flows used in investing activities	(497,075)	(328,741)	(498,336)

Cash flows provided by (used in) financing activities
Decrease in book overdraft	(111)	(13,221)	(5,842)
Issuance of long-term debt	150,000	400,000	755,000
Repayment of debt	(60,623)	(351,829)	(508,406)
Issuance costs of debt	(1,264)	(2,915)	(5,739)
Other	-	(1,140)	-
Net cash flows provided by financing activities	88,002	30,895	235,013

Change in cash and cash equivalents	27	(292)	(211)

Cash and cash equivalents at beginning of period	28	320	531
Cash and cash equivalents at end of period	$55	$28	$320

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of interest rate swap and amounts capitalized)	$108,861	$106,359	$83,214
Income taxes (net of refunds)	6,623	38,713	25,400

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME

	Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Tax Sharing Note Receivable- Southern Union	Total
	(In thousands)

Balance December 31, 2006	$1,041,723	$15,477	$(16,431)	$1,040,769

Tax sharing receivable - Southern Union (Note 4)	-	-	3,727	3,727

Comprehensive income:
Net earnings	150,424	-	-	150,424
Net change in other comprehensive income (Note 6)	-	(13,841)	-	(13,841)
Comprehensive income	150,424	(13,841)	-	136,583

Balance December 31, 2007	$1,192,147	$1,636	$(12,704)	$1,181,079

Tax sharing receivable - Southern Union (Note 4)	-	-	4,143	4,143

Comprehensive income:
Net earnings	150,674	-	-	150,674
Net change in other comprehensive income (Note 6)	-	(29,937)	-	(29,937)
Comprehensive income	150,674	(29,937)	-	120,737

Balance December 31, 2008	$1,342,821	$(28,301)	$(8,561)	$1,305,959

Tax sharing receivable - Southern Union (Note 4)	-	-	3,343	3,343

Comprehensive income:
Net earnings	150,215	-	-	150,215
Net change in other comprehensive income (Note 6)	-	8,760	-	8,760
Comprehensive income	150,215	8,760	-	158,975

Balance December 31, 2009	$1,493,036	$(19,541)	$(5,218)	$1,468,277

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

The Company is subject to regulation by certain state and federal authorities.  The Company has accounting policies that do not conform to authoritative guidance which are in accordance with the accounting requirements and ratemaking practices of the regulatory authorities.  In 1999, the Company discontinued application of regulatory-based accounting policies for its units which had been applying such accounting policies, primarily due to the level of discounting from tariff rates and its inability to recover specific costs.  The accounting required by the regulatory-based authoritative guidance differs from the accounting required for businesses that do not apply its provisions.  Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include, among others, recording of regulatory assets, the capitalization of an equity component of invested funds on regulated capital projects and depreciation differences.  The Company periodically reviews its level of discounting and negotiated rate contracts, the length of rate moratoriums and other related factors to determine if the regulatory-based authoritative guidance should be applied.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents.  Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

System Natural Gas and Operating Supplies.  System natural gas and operating supplies consist of natural gas held for operations and materials and supplies, both of which are stated at the lower of weighted average cost or market, while natural gas owed back to customers is valued at market.  The natural gas held for operations that the Company does not expect to consume in its operations in the next twelve months is reflected in non-current assets.

The components of inventory at the dates indicated are as follows:

	December 31,
	2009	2008
	(In thousands)

Current
Natural gas (1)	$198,712	$182,547
Materials and supplies	15,994	14,056
Total current	214,706	196,603
Non-Current
Natural gas (1)	8,831	17,687
	$223,537	$214,290

______________________________
(1)	Natural gas volumes held for operations at December 31, 2009 and 2008 were 35,039,000 MMBtu and 31,751,000 MMBtu, respectively.

Natural Gas Imbalances. Natural gas imbalances occur as a result of differences in volumes of natural gas received and delivered.  The Company records natural gas imbalance in-kind receivables and payables at cost or market, based on whether net imbalances have reduced or increased system natural gas balances, respectively.  Net imbalances that have reduced system natural gas are valued at the cost basis of the system natural gas, while net imbalances that have increased system natural gas and are owed back to customers are priced, along with the corresponding system natural gas, at market.

Fuel Tracker.  The fuel tracker is the cumulative balance of compressor fuel volumes owed to the Company by its customers or owed by the Company to its customers.  The customers, pursuant to each pipeline’s tariff and related contracts, provide all compressor fuel to the pipeline based on specified percentages of the customer’s natural gas volumes delivered into the pipeline.  The percentages are designed to match the actual natural gas consumed in moving the natural gas through the pipeline facilities, with any difference between the volumes provided versus volumes consumed reflected in the fuel tracker.  The tariff of Trunkline Gas contains explicit language which, in conjunction with the customers’ contractual obligations, allows the Company to record an asset and direct bill customers for any fuel ultimately under-recovered.  Effective November 2008, Trunkline LNG entered into a settlement with its customer which provides for monthly reimbursement of actual fuel usage costs, resulting in Trunkline LNG no longer having a fuel tracker.  The other FERC-regulated Panhandle entities record an expense when fuel is under-recovered or record a credit to expense to the extent any under-recovered prior period balances are subsequently recouped as they do not have such explicit billing rights specified in their tariffs.  Liability accounts are maintained for net volumes of compressor fuel natural gas owed to customers collectively.  The pipelines’ fuel reimbursement is in-kind and non-discountable.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment. Ongoing additions of property, plant and equipment are stated at cost. The Company capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. The cost of replacements and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs and replacements of minor property, plant and equipment items is charged to expense as incurred.

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

A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The long-lived assets of Sea Robin were evaluated as of December 31, 2009 and 2008 because indicators of potential impairment were evident primarily due to the impacts associated with Hurricane Ike and due to reductions in the estimated payout from the Company’s insurance carrier for reimbursable expenditures for the repair, retirement or replacement of the Company’s property, plant and equipment damaged by Hurricane Ike, which is more fully discussed in Note 14 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage.  Based upon the Company’s analysis, no impairment of the carrying value of the Sea Robin assets has occurred at this time.

Related Party Transactions. Related party expenses primarily include payments for services provided by Southern Union.  Other income is primarily related to interest income from the Notes receivable from Southern Union and CrossCountry Citrus, an indirect wholly-owned subsidiary of Southern Union.  See Note 4 – Related Party Transactions.

A portion of the Company’s revenues for the transportation of natural gas includes revenues from Missouri Gas Energy, a division of Southern Union that is a natural gas utility having a service territory covering Kansas City, Missouri and parts of western Missouri.

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

The following table presents the balance in the allowance for doubtful accounts and activity for the periods presented:

	Years Ended December 31,
	2009	2008	2007
		(In thousands)

Beginning balance	$1,161	$1,163	$1,176
Additions: charged to cost and expenses	1	-	-
Deductions: write-off of uncollectible accounts	(15)	(2)	(13)
Ending balance	$1,147	$1,161	$1,163

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the relative contribution to the Company’s total operating revenue of each customer that comprised at least ten percent of its operating revenues for the periods presented.

	Percent of Operating Revenue for
	Years Ended December 31,
	2009	2008	2007

BG LNG Services	22%	23%	28%
ProLiance	13	12	11
Other top 10 customers	26	26	26
Remaining customers	39	39	35
Total percentage	100%	100%	100%

Interest Cost Capitalized. The Company capitalizes a carrying cost on funds invested in its construction of long-lived assets that includes a return on the investment financed by debt, which is recorded as capitalized interest.  The capitalized interest is calculated based on the Company’s average cost of debt.  Capitalized interest for the years ended December 31, 2009, 2008 and 2007 was $25.7 million, $18.9 million and $14.2 million, respectively.  The capitalized interest amounts are included as a reduction of interest expense.  Capitalized carrying cost for debt is reflected as an increase in the cost of the asset on the balance sheet.

Retirement Benefits.  Employers are required to recognize in their balance sheets the overfunded or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation.  Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.   Employers must recognize the change in the funded status of the plan in the year in which the change occurs through Accumulated other comprehensive income in Partners’ capital.

See Note 8 – Benefits for additional information.

Derivatives and Hedging Activities.  All derivatives are recognized on the Consolidated Balance Sheet at their fair value.  On the date the derivative contract is entered into, the Company designates the derivative as (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge);  (ii) a hedge of a forecasted transaction or the variability of cash flows to be received or paid in conjunction with a recognized asset or liability (a cash flow hedge); or (iii) an instrument that is held for trading or non-hedging purposes (a trading or economic hedging instrument).  For derivatives treated as a fair value hedge, the effective portion of changes in fair value is recorded as an adjustment to the hedged item.  The ineffective portion of a fair value hedge is recognized in earnings if the short cut method of assessing effectiveness is not used.  Upon termination of a fair value hedge of a debt instrument, the resulting gain or loss is amortized to earnings through the maturity date of the debt instrument.  For derivatives treated as a cash flow hedge, the effective portion of changes in fair value is recorded in Accumulated other comprehensive income until the related hedged items impact earnings.  Any ineffective portion of a cash flow hedge is reported in current-period earnings.  For derivatives treated as trading or economic hedging instruments, changes in fair value are reported in current-period earnings.  Fair value is determined based upon quoted market prices and pricing models using assumptions that market participants would use.  See Note 10 – Derivative Instruments and Hedging Activities.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurement.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk, which is primarily comprised of credit risk (both the Company’s own credit risk and counterparty credit risk) and the risks inherent in the inputs to any applicable valuation techniques.  The Company places more weight on current market information concerning credit risk (e.g. current credit default swap rates) as opposed to historical information (e.g. historical default probabilities and credit ratings).  These inputs can be readily observable, market corroborated, or generally unobservable.  The Company endeavors to utilize the best available information, including valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  A three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value, is as follows:

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

See Note 11 – Fair Value Measurement and Note 8. Benefits – Postretirement Benefit Plans – Plan Assets for additional information regarding the assets and liabilities of the Company measured on a recurring and nonrecurring basis, respectively.

Asset Retirement Obligations.  Legal obligations associated with the retirement of long-lived assets are required to be recognized at their fair value at the time the obligations are incurred.  Upon initial recognition of a liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related long-lived asset.  In certain rate jurisdictions, the Company is permitted to include annual charges for cost of removal in its regulated cost of service rates charged to customers.

For more information, see Note 5 – Asset Retirement Obligations.

Income Taxes.  Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

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

As a limited partnership, PEPL is treated as a disregarded entity for federal income tax purposes.  Accordingly, for federal and certain state income tax purposes, PEPL and its subsidiaries are not treated as separate taxpayers; instead, their income is directly taxable to Southern Union Company.  Pursuant to a tax sharing agreement with Southern Union Company, the Company will pay its share of taxes based on its taxable income, which will generally equal the liability that the Company would have incurred as a separate taxpayer.  The Company will receive credit under an intercompany note from Southern Union Company for differences in tax depreciation resulting from the like-kind exchange over the taxable life of the related assets.  See Note 9 – Income Taxes.

Stock-Based Compensation.  The Company measures all employee stock-based compensation using a fair value method and records the related expense in its Consolidated Statement of Operations.  For more information, see Note 13 – Stock-Based Compensation.

New Accounting Principles

Accounting Principles Recently Adopted.

In March 2008, the FASB issued authoritative guidance relating to disclosures about derivative instruments and hedging activities, which requires additional disclosures to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance is effective for fiscal years and interim periods beginning after November 15, 2008.  See Note 10 – Derivative Instruments and Hedging Activities, which reflects the disclosure required by this guidance.

In June 2009 and February 2010, the FASB issued authoritative guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This guidance establishes (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim or annual financial periods ending after June 15, 2009.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2008, the FASB issued authoritative guidance relating to an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan.  The provisions of the guidance are effective for fiscal years ending after December 15, 2009.  See Note 8 – Benefits – Postretirement Benefit Plans – Plan Assets, which reflects the disclosure required by this guidance applicable to certain of the Company’s other postretirement health care plan assets.

In August 2009, the FASB issued authoritative guidance regarding the fair value measurement of liabilities that clarifies the valuation techniques required in circumstances in which a quoted price in an active market for the identical liability is not available.  The guidance is effective in the first interim or annual reporting period following issuance.  This guidance did not materially impact the Company’s consolidated financial statements.

In September 2009, the FASB issued authoritative guidance regarding the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent) and requires disclosure by major category of investment about the attributes of applicable investments.  The guidance is effective for interim and annual reporting periods ending after December 15, 2009, with early adoption permitted.  This guidance did not materially impact the Company’s consolidated financial statements.

Accounting Principles Not Yet Adopted.

In June 2009, the FASB issued authoritative guidance that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly affect the entity’s economic performance.  The guidance is effective as of the beginning of the first annual reporting period, and for interim periods within that first period, after November 15, 2009, with early adoption prohibited.  This guidance is not expected to materially impact the Company’s consolidated financial statements.

In January 2010, the FASB issued authoritative guidance to improve disclosure requirements related to fair value measurements.  This guidance requires new disclosures associated with the three tier fair value hierarchy for transfers in and out of Levels 1 and 2 and for activity within Level 3.  It also clarifies existing disclosure requirements related to the level of disaggregation and disclosures about certain inputs and valuation techniques.  This guidance is effective for interim or annual financial periods beginning after December 15, 2009, except for the disclosures related to activity within Level 3, which is effective for interim or annual financial periods beginning after December 15, 2010.  The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

3.  Regulatory Matters

The Company commenced construction of an enhancement at its Trunkline LNG terminal in February 2007.  This IEP will increase send out flexibility at the terminal and lower fuel costs.  On August 6, 2009, FERC issued a conditional order granting Trunkline LNG authorization to commence partial service of IEP.  Although the key components of the enhancement, a portion of the ambient air vaporizer system and the NGL recovery units were successfully tested in the fourth quarter of 2009, mechanical issues were identified during the commissioning process which required attention.  Trunkline LNG has made warranty claims regarding certain of those conditions and is effecting IEP system modifications prior to placing the project into full service.  On February 9, 2010, Trunkline LNG filed with FERC a request to place the facility in full service upon the completion of certain modifications.  Full service is expected no later than the end of the first quarter of 2010. Total construction costs are expected to be approximately $430 million, plus capitalized interest.  The negotiated rate with the project’s customer, BG LNG Services, will be adjusted based on final capital costs pursuant to a contract-based formula.  In addition, Trunkline LNG and BG LNG Services agreed to extend the existing terminal and pipeline services agreements to coincide with the IEP contract, which runs 20 years from the in-service date.  Approximately $457.2 million and $351.3 million of costs, including capitalized interest of $43.8 million and $20 million, are included in the line item Construction work-in-progress at December 31, 2009 and December 31, 2008, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trunkline completed construction on its field zone expansion project with the majority of the project put into service in late December 2007 and the remainder placed in service in February 2008.  The expansion project included the north Texas expansion and creation of additional capacity on Trunkline’s pipeline system in Texas and Louisiana to increase deliveries to Henry Hub.  Trunkline has increased the capacity along existing rights-of-way from Kountze, Texas to Longville, Louisiana by approximately 625 MMcf/d with the construction of approximately 45 miles of 36-inch diameter pipeline.  The project included horsepower additions and modifications at existing compressor stations.  Trunkline has also created additional capacity to Henry Hub with the construction of a 13.5 mile, 36-inch diameter pipeline loop from Kaplan, Louisiana directly into Henry Hub.  The Henry Hub lateral provides capacity of 1 Bcf/d from Kaplan, Louisiana to Henry Hub.  Approximately $99.4 million of costs for this project were closed to Plant in service in 2008.

FERC is responsible under the Natural Gas Act for assuring that rates charged by interstate pipelines are "just and reasonable."  To enforce that requirement, FERC applies a ratemaking methodology that determines an allowed rate of return on common equity for the companies it regulates.  On October 25, 2006, a group including producers and various trade associations filed a complaint under Section 5 of the Natural Gas Act against Southwest Gas requesting that FERC initiate an investigation into Southwest Gas’ rates, terms and conditions of service and grant immediate interim rate relief.  FERC initiated a Section 5 proceeding on December 21, 2006 setting this issue for hearing.  Pursuant to FERC order, Southwest Gas filed a cost and revenue study with FERC on February 20, 2007.  On August 1, 2007, Southwest Gas filed a Section 4 rate case requesting an increase in rates.  On August 31, 2007, the FERC accepted Southwest Gas’ rate increase to become effective on February 1, 2008, subject to refund.  This order also consolidated the Section 5 proceeding with the Section 4 rate case.  On November 28, 2007, Southwest Gas filed a settlement with FERC.  The settlement was approved by FERC on February 12, 2008, which settlement resulted in Southwest Gas’ rates remaining the same as the rates that were in effect prior to the Section 4 and Section 5 proceedings.

Sea Robin filed a rate case with FERC in June 2007, requesting an increase in its maximum rates.  Several parties submitted protests to Sea Robin’s rate increase filing with FERC.  On July 30, 2007, FERC suspended the effectiveness of the filed rate increase until January 1, 2008.  The filed rates were put into effect on January 1, 2008, subject to refund.  On February 14, 2008, at the request of the participants in the proceeding, the procedural schedule was suspended to facilitate the filing of a settlement.  On April 29, 2008, Sea Robin submitted to FERC a Stipulation and Agreement (Settlement) that would resolve all issues in the proceeding.  The Administrative Law Judge certified the Settlement to the FERC on June 3, 2008.  The Settlement rates have been approved, effective December 1, 2008.  Customer refund liability provisions of approximately $3.5 million, including interest, were recorded as of December 31, 2008 and were refunded in the first quarter of 2009.

On August 31, 2009, Sea Robin filed with FERC to implement a rate surcharge to recover Hurricane Ike-related costs not otherwise recovered from insurance proceeds or from other third parties, with initial accumulated net costs of approximately $38 million included in the filing.  On September 30, 2009, FERC approved the surcharge to be effective March 1, 2010, subject to refund and the outcome of hearings to be established by FERC to explore issues set forth in certain customer protests, including the costs to be included and the applicability of the surcharge to discounted contracts.  See Note 14 – Commitments and Contingencies – Other Commitments and Contingencies for information related to total anticipated capital and abandonment costs attributable to Hurricane Ike, approximately $135 million of which is related to Sea Robin, and other information regarding reimbursement of a portion of such costs from the Company’s insurance carrier.

On December 15, 2003, the U.S. Department of Transportation issued a final rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule defines as HCAs.  This rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002.  The rule requires operators to have identified HCAs along their pipelines by December 2004, and to have begun baseline integrity assessments, comprised of in-line inspection (smart pigging), hydrostatic testing or direct assessment, by June 2004.  Operators were required to rank the risk of their pipeline segments containing HCAs and to complete assessments on at least 50 percent of the segments using one or more of these methods by December 2007.  Assessments will generally be conducted on the higher risk segments first, with the balance being completed by December 2012.  In addition, some system modifications will be necessary to accommodate the in-line inspections.  As of December 31, 2009 and 2008, the Company had completed 89 percent and 83 percent of the required risk assessments, respectively.  All systems operated by the Company will be compliant with the rule; however, while identification and location of all the HCAs has been completed, it is not practicable to determine with certainty the total scope of required remediation activities prior to completion of the assessments and inspections.  The required modifications and inspections are currently estimated to be in the range of approximately $6 million to $30 million per year through 2013.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Related Party Transactions

The following table provides a summary of related party transactions for the periods presented.

	Years Ended December 31,
Related Party Transactions	2009	2008	2007
	(In thousands)

Transportation and storage
of natural gas (1)	$3,821	$4,317	$4,175
Operation and maintenance:
Management and royalty fees	18,718	18,113	16,430
Other expenses (2)	28,855	32,544	31,431
Other income, net (3)	9,194	24,715	39,704

(1)	Represents transportation and storage revenues with Missouri Gas Energy, a Southern Union division.
(2)	Primarily includes allocations of corporate charges from Southern Union, partially offset for expenses attributable to services provided by Panhandle on behalf of other affiliate companies.
(3)	Primarily includes interest income associated with the Southern Union and CrossCountry Citrus note receivables.

Pursuant to a demand note with Southern Union Company under a cash management program, as of December 31, 2009, the Company had loaned excess cash, net of repayments, totaling $327.5 million to Southern Union since Southern Union acquired the Company.  Additional loans to Southern Union of $200 million were recorded during the year ended December 31, 2009.  The Company is credited with interest on the note at a one month LIBOR rate.  Included in Interest income - affiliates in the accompanying Consolidated Statement of Operations is interest income of $1.4 million, $5.9 million and $7.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, related to interest on the Note receivable – Southern Union.  Given the uncertainties regarding the timing of the Company’s cash flows, including financings, capital expenditures and operating cash flows, the Company has reported the Note receivable – Southern Union as a non-current asset.  The Company does have access to the funds via the demand note and does expect repayment to ultimately occur to primarily fund capital expenditures or debt retirements.

The interest rate under the Note receivable – CrossCountry Citrus is based on the variable interest rate under the term loan facility due in 2012 plus a credit spread over LIBOR of 112.5 basis points.  Included in Interest income – affiliates in the Consolidated Statement of Operations is interest income of $7.6 million for the year ended December 31, 2009, with $18.5 million for the year ended December 31, 2008, and $31.5 million for the year ended December 31, 2007, respectively.

Southern Union structured the acquisition of PEPL in a manner which qualified as a like-kind exchange of property under Section 1031 of the Code.  For tax purposes, the Company’s assets that were part of the exchange were recorded at the tax basis of the Southern Union Company assets for which they were exchanged.  The resulting transaction generated an estimated deferred tax liability at the acquisition date and a corresponding receivable from Southern Union Company reflected as a reduction to Partners’ Capital on the Company’s Consolidated Balance Sheet.  Repayment of the receivable from Southern Union Company is limited to actual tax liabilities otherwise payable by the Company pursuant to the tax sharing agreement with Southern Union Company.  For the years ended December 31, 2009 and 2008, the Company recorded $3.3 million and $4.1 million of income tax liability settlements against the tax sharing note receivable, respectively, with a balance of $5.2 million remaining at December 31, 2009.  In September 2007, the Company and Southern Union modified the terms of the tax sharing agreement, resulting in a change in the required timing of the Company’s intercompany income tax liability settlements from a quarterly to an annual basis.  The delayed settlements, which are settled against the demand note with Southern Union, are reported as investing activities in the Consolidated Statement of Cash Flows.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of the accounts receivable and payable related party balances included in the Consolidated Balance Sheet at the dates indicated.

	December 31,
	2009	2008
	(In thousands)
Accounts receivable - related parties (1)	$6,083	$6,596

Accounts payable - related parties:
Southern Union - income taxes (2)	$22,077	$56,424
Southern Union - other (3)	2,615	15,249
Other (4)	189	222
	$24,881	$71,895

______________________________
(1)	Primarily related to interest income associated with the Note receivable – CrossCountry Citrus and services provided for Citrus.
(2)
Related to income taxes payable to Southern Union per the tax sharing agreement to provide for taxes to be remitted upon the filing of the tax return.  During the third quarter of 2009, the Company recorded an approximate $43.5 million reduction associated with a tax accounting change approved by the Internal Revenue Service in 2009 applicable to the 2008 tax year.

(3)	Primarily related to payroll funding provided by Southern Union, partially offset by insurance proceeds of $16.1 million owed by Southern Union to the Company.
(4)	Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of the Company.

5.  Asset Retirement Obligations

ARO assets and liabilities are primarily related to certain offshore lateral lines and platforms in the Company’s system.  An ARO is required to be recorded when a legal obligation to retire an asset exists.  An ARO should be recorded for all assets with legal retirement obligations, even if the enforcement of the obligation is contingent upon the occurrence of events beyond the company’s control (Conditional ARO).  The fair values of the AROs were calculated using present value techniques.  These techniques reflect assumptions such as removal and remediation costs, inflation and profit margins that third parties would demand to settle the amount of the future obligation.  The Company did not include a market risk premium for unforeseeable circumstances in its fair value estimates because such a premium could not be reliably estimated.

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

The Company intends to operate the pipeline system indefinitely as a going concern.  Individual component assets have been and will continue to be replaced, but the pipeline system will continue in operation as long as supply and demand for natural gas exists.  Based on the widespread use of natural gas in industrial and power generation activities, management expects supply and demand to exist for the foreseeable future.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a general description of ARO and associated long-lived assets at December 31, 2009.

	In Service
ARO Description	Date	Long-Lived Assets	Amount
			(In thousands)
Retire offshore platforms and lateral lines	Various	Offshore lateral lines	$ 3,355
Remove asbestos	Various	Mainlines and compressors	872

As of December 31, 2009, the Company recorded $1 million that is legally restricted for the purpose of settling AROs.

The following table is a reconciliation of the carrying amount of the ARO liability for the periods presented.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Beginning Balance	$50,941	$11,826	$9,608
Incurred	8,289	33,773	-
Revisions	(3,246)	6,379	2,250
Settled	(1,553)	(1,861)	(799)
Accretion Expense	4,018	824	767
Ending Balance	$58,449	$50,941	$11,826

The Company determined that certain of its offshore facilities damaged by Hurricane Ike will not be replaced.  The Company is required by federal regulations to remove or abandon in place such facilities when they are no longer useful.  This resulted in the establishment of an ARO and recognition of expense of $8.3 million and $7 million, respectively, in 2009, and $33.8 million and $4 million, respectively, in 2008.  The amount expensed represents the ARO cost not previously accrued.  For additional information related to the impact of the 2008 hurricanes, see Note 14 – Commitments and Contingencies – 2008 Hurricane Damage.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Comprehensive Income

The table below provides an overview of comprehensive income for the periods presented.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Net earnings	$150,215	$150,674	$150,424

Realized gain (loss) on interest rate hedges, net of tax of $0, $197
and $(1,488), respectively	-	309	(2,366)
Reclassification of unrealized gain on interest rate hedges
into earnings, net of tax of $7,537, $(3,138) and $(621), respectively	11,223	(4,656)	(970)
Change in fair value of interest rate hedges, net of tax of
$(3,051), $(7,815) and $(5,722), respectively	(4,538)	(11,663)	(8,392)
Prior service cost relating to other postretirement benefit plan
amendments, net of tax of $0, $(3,020) and $(1,460), respectively	-	(4,534)	(1,049)
Actuarial gain (loss) relating to other postretirement benefits,
net of tax of $2,545, $(3,742) and $393, respectively	3,266	(7,821)	1,137
Reclassification of net actuarial gain and prior service credit relating to other postretirement benefits into earnings, net of tax
of $(400), $(713) and $(1,326), respectively	(1,191)	(1,572)	(2,201)
Total other comprehensive income (loss)	8,760	(29,937)	(13,841)

Total comprehensive income	$158,975	$120,737	$136,583

The table below provides an overview of the components in Accumulated other comprehensive income at the dates indicated:

	December 31,
	2009	2008
	(In thousands)
Other postretirement plan - net actuarial gain (loss) and prior
service credit (cost), net of tax	$1,283	$(792)
Interest rate hedges, net of tax	(20,824)	(27,509)
Total Accumulated other comprehensive income, net of tax	$(19,541)	$(28,301)

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Debt

The following table sets forth the debt obligations at the dates indicated:

	December 31, 2009		December 31, 2008
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)

6.05% Senior Notes due 2013	$250,000	$269,733	$250,000	$211,646
6.20% Senior Notes due 2017	300,000	319,455	300,000	230,956
6.50% Senior Notes due 2009	-	-	60,623	59,604
8.125% Senior Notes due 2019	150,000	173,111	-	-
8.25% Senior Notes due 2010	40,500	41,143	40,500	39,668
7.00% Senior Notes due 2029	66,305	69,866	66,305	46,158
7.00% Senior Notes due 2018	400,000	434,560	400,000	318,033
Term Loans due 2012 (1)	815,391	758,108	815,391	753,262
Net premiums on long-term debt	2,550	2,550	2,153	2,153
Total debt outstanding	2,024,746	$2,068,526	1,934,972	$1,661,480
Current portion of long-term debt	(40,500)		(60,623)
Total long-term debt	$1,984,246		$1,874,349

______________________________
(1)	See the LNG Holdings Term Loan discussion below for information related to these Term Loans.

The fair value of the Company’s term loans due 2012 as of December 31, 2009 and 2008 were determined using the market approach, which utilized reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of that type and size.

The fair value of the Company’s other long-term debt as of December 31, 2009 and 2008 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.

8.125% Senior Notes.  In June 2009, the Company issued $150 million in senior notes due June 1, 2019 with an interest rate of 8.125 percent (8.125% Senior Notes).  In connection with the issuance of the 8.125% Senior Notes, the Company incurred underwriting and discount costs totaling approximately $1 million, resulting in approximately $149 million in proceeds to the Company.  A portion of the proceeds were used to repay the $60.6 million of 6.50% Senior Notes that matured on July 15, 2009.

7.00% Senior Notes due 2018.  In June 2008, the Company issued $400 million in senior notes due June 15, 2018 with an interest rate of 7.00 percent (7.00% Senior Notes).  In connection with the issuance of the 7.00% Senior Notes, the Company incurred underwriting and discount costs totaling approximately $4.1 million, resulting in approximately $395.9 million in proceeds to the Company.  The proceeds were used to repay the $300 million of 4.80% Senior Notes due August 15, 2008.

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

LNG Holdings Term Loans.  On March 15, 2007, LNG Holdings, as borrower, and PEPL and Trunkline LNG, as guarantors, entered into a $455 million unsecured term loan facility due March 13, 2012 (2012 Term Loan).  The interest rate under the 2012 Term Loan is a floating rate tied to LIBOR or the prime rate, at the Company’s option, in addition to a margin tied to the rating of PEPL’s senior unsecured debt.  The proceeds of the 2012 Term

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan were used to repay approximately $455 million in existing indebtedness that matured in March 2007, including the $200 million 2.75% Senior Notes and the LNG Holdings $255.6 million Term Loan.  LNG Holdings has entered into interest rate swap agreements that effectively fix the interest rate applicable to the 2012 Term Loan at 4.98 percent plus a credit spread of 0.625 percent, based upon PEPL’s credit rating for its senior unsecured debt.  The balance of the 2012 Term Loan was $455 million at eaach of December 31, 2009 and 2008.

On December 1, 2006, LNG Holdings, as borrower, and PEPL and CrossCountry Citrus, as guarantors, entered into a $465 million unsecured term loan facility due April 4, 2008 (2006 Term Loan).  On December 1, 2006, LNG Holdings loaned the proceeds of the 2006 Term Loan to CrossCountry Citrus in exchange for an interest-bearing promissory note with a principal amount of $465 million, the amount of the proceeds of the 2006 Term Loan.  On June 29, 2007, the parties entered into an amended and restated term loan facility (Amended Credit Agreement).  The Amended Credit Agreement extended the maturity of the term loan from April 4, 2008 to June 29, 2012, and decreased the interest rate from LIBOR plus 87.5 basis points to LIBOR plus 55 basis points, based upon the current credit rating of PEPL's senior unsecured debt. The balance of the Amended Credit Agreement was $360.4 million and $360.4 million at effective interest rates of 0.78 percent and 1.02 percent at December 31, 2009 and 2008, respectively.  The balance and effective interest rate of the Amended Credit Agreement at February 24, 2010 were $360.4 million and 0.78 percent, respectively.

Other.  The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens.  At December 31, 2009 the Company, based on the currently most restrictive debt covenant requirements, was subject to a $914 million limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $395 million of additional secured or subsidiary level indebtedness or other defined liens based on a limitation on liens covenant.  The Company is also subject to a limitation of $702 million of total additional indebtedness.

At December 31, 2009, the Company had scheduled payments of $40.5 million, nil, $815.4 million, $250 million, nil, and $916.3 million for the years 2010 through 2014 and in total thereafter, respectively.

Retirement of Debt Obligations

The Company plans to repay its $40.5 million 8.25% Senior Notes maturing in April 2010 by utilizing some combination of cash flows from operations or from repayments from Southern Union of intercompany loans.

8.  Benefits

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and Funded Status.  Postretirement benefit liabilities are accrued on an actuarial basis during the years an employee provides services.  The following tables contain information at the dates indicated about the obligations and funded status of the Company’s other postretirement plans.

	Other Postretirement Benefits
	At December 31,
	2009	2008
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$53,731	$39,417
Service cost	2,230	1,899
Interest cost	3,245	3,256
Actuarial (gain) loss and other	(170)	1,571
Benefits paid, net	(103)	35
Medicare Part D subsidy receipts	(4)	-
Plan amendments (1)	-	7,553
Benefit obligation at end of period	$58,929	$53,731

Change in plan assets:
Fair value of plan assets at beginning of period	$38,734	$38,654
Return on plan assets and other	8,077	(7,596)
Employer contributions	7,653	7,641
Benefits paid, net	(103)	35
Fair value of plan assets at end of period (2)	$54,361	$38,734

Amount underfunded at the end of period (3)	$4,568	$14,997

Amounts recognized in Accumulated other comprehensive income
(pre-tax basis) consist of:
Net actuarial loss (gain)	$4,687	$10,996
Prior service cost (credit)	(3,242)	(5,331)
	$1,445	$5,665
________________
(1)	In March 2008, a postretirement benefit plan change to a defined contribution-based design was approved for retirements beginning April 1, 2008.
(2)	Plan assets are recorded at fair value versus a calculated value as of the December 31, 2009 and 2008 measurement dates.
(3)	Underfunded balance is recognized as a noncurrent liability in the Consolidated Balance Sheet.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Periodic Benefit Cost.  Net periodic benefit cost of the Company’s postretirement benefit plan for the periods presented includes the components noted in the table below.

	Postretirement Benefits
	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Net Periodic Benefit Cost:
Service cost	$2,230	$1,899	$1,155
Interest cost	3,245	3,256	1,922
Expected return on plan assets	(2,435)	(2,396)	(1,918)
Prior service credit amortization	(2,089)	(2,286)	(3,487)
Actuarial (gain) loss amortization	498	-	(40)
Transfer of net obligation from affiliate	-	-	1,915
Net periodic benefit cost (credit)	$1,449	$473	$(453)

The estimated net actuarial loss and prior service credit for other postretirement plans that will be amortized from Accumulated other comprehensive income into net periodic benefit cost (credit) during 2010 are nil and $2.1 million, respectively.

Assumptions.  The weighted-average discount rate used in determining benefit obligations was 6 percent, 5.90 percent, and 6.51 percent for the years ended December 31, 2009, 2008 and 2007, respectively.

The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the table below.

	Years Ended December 31,
	2009	2008	2007

Discount rate	5.90%	6.76%	6.06%
Expected return on assets:
Tax exempt accounts	7.00%	7.00%	7.00%
Taxable accounts	5.00%	5.00%	5.00%

The Company employs a building block approach in determining the expected long-term rate of return on the plans’ assets with proper consideration for diversification and rebalancing.  Historical markets are studied and long-term historical relationships between equities and fixed-income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run.  Current market factors such as inflation and interest rates are evaluated before long-term market assumptions are determined.  Peer data and historical returns are reviewed to check for reasonableness and appropriateness.

The assumed health care cost trend rates used for measurement purposes are shown in the table below:

	December 31,
	2009	2008

Health care cost trend rate assumed for next year	8.50%	9.00%
Ultimate trend rate	4.85%	4.85%
Year that the rate reaches the ultimate trend rate	2017	2017

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost	$707	$(723)
Effect on accumulated postretirement benefit obligation	8,386	(7,410)

Plan Assets.  The Company’s overall investment strategy is to maintain an appropriate balance of actively managed investments with the objective of optimizing longer-term returns while maintaining a high standard of portfolio quality and achieving proper diversification.  To achieve diversity within its other postretirement plan asset portfolio, the Company has targeted the following asset allocations: equity of 25 percent to 35 percent, fixed income of 65 percent to 75 percent and cash and cash equivalents of 0 percent to 10 percent.  These target allocations are monitored by the Investment Committee of Southern Union Company's Board of Directors in conjunction with an external investment advisor.  On occasion, the asset allocations may fluctuate as compared to these guidelines as a result of Investment Committee actions.

The fair value of the Company’s other postretirement plan assets at December 31, 2009 by asset category is as follows:

	Fair Value
	as of
	December 31, 2009
	(In thousands)
Asset Category:
Cash and Cash Equivalents	$1,673
Mutual fund	52,688	(1)
Total	$54,361

___________________
(1)
This fund of funds invests primarily in a diversified portfolio of equity, fixed income and short-term mutual funds.  As of December 31, 2009, the fund was primarily comprised of approximately 16 percent large-cap U.S. equities, 3 percent small-cap U.S. equities,10 percent international equities, 57 percent fixed income securities, 10 percent cash, and 4 percent in other investments.

The postretirement plan assets are classified as Level 1 assets within the fair-value hierarchy as their fair value are based on active market quotes.  See Note 2 – Summary of Significant Accounting Policies and Other Matters – Fair Value Measurement for information related to the framework used by the Company to measure the fair value of its other postretirement plan assets.

Contributions.  The Company expects to contribute approximately $7.6 million to its other postretirement plans in 2010 and approximately $7.6 million annually thereafter until modified by rate case proceedings.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit Payments.  The Company’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below.

	Expected Benefits	Payments
	Before Effect of	Medicare Part D
Years	Medicare Part D	Subsidy Receipts	Net
	(In thousands)

2010	$796	$15	$781
2011	1,203	19	1,184
2012	1,689	25	1,664
2013	2,238	32	2,206
2014	2,792	68	2,724
2015-2019	21,646	1,559	20,087

The Medicare Prescription Drug Act provides for a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy, which is not taxable, to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.

Defined Contribution Plan

The Company sponsors a defined contribution savings plan (Savings Plan) that is available to all employees.  The Company contributed 100 percent of the first two percent and 50 percent of the next three percent of the participant’s compensation paid into the Savings Plan through January 15, 2009.  The matching was increased effective January 16, 2009 to 100 percent of the first five percent of the participant’s compensation paid into the Savings Plan.  Company contributions are 100 percent vested after five years of continuous service.  Company contributions to the Savings Plan during the years ended December 31, 2009, 2008 and 2007 were $4.4 million, $2.8 million, and $1.4 million, respectively.

In addition, the Company makes employer contributions to separate accounts, referred to as Retirement Power Accounts, within the defined contribution plan.  The contribution amounts are determined as a percentage of compensation with the amount generally varying based on age and years of service.  Company contributions to Retirement Power Accounts during the years ended December 31, 2009, 2008 and 2007 were $5.5 million, $5 million, and $4.4 million, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Income Taxes

The following table provides a summary of the current and deferred components of income tax expense for the periods presented:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Current income taxes
Federal	$(25,027)	$48,267	$61,445
State	646	9,593	9,103
Total current income taxes	(24,381)	57,860	70,548

Deferred income taxes
Federal	102,871	32,589	19,249
State	13,610	6,083	6,521
Total deferred income taxes	116,481	38,672	25,770

Total income tax expense	$92,100	$96,532	$96,318

Effective tax rate	38%	39%	39%

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate of 35 percent to income before income taxes as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Income tax, computed at the 35 percent
statutory rate	$84,810	$86,522	$86,360
Adjustments:
State income tax, net of federal effect	9,267	10,190	10,156
Permanent differences and other	(1,977)	(180)	(198)
Total income tax expense	$92,100	$96,532	$96,318

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal components of the Company’s deferred tax assets (liabilities) at the dates indicated are as follows:
	December 31,
	2009	2008
	(In thousands)

Property, plant and equipment	$(380,829)	$(300,455)
Current assets	(4,196)	530
Investments	(311)	(240)
Other deferred debits	(13,542)	3,110
Other assets	(2,222)	(1,524)
Current liabilities	9,856	4,523
Deferred credits and other liabilities	23,210	39,395
Long term debt	6,959	6,923
Other	1,119	14
State deferred income taxes, net of federal tax effect	(38,329)	(28,846)
Net deferred income tax asset (liability)	$(398,285)	$(276,570)

Gross deferred tax liabilities	$(438,310)	$(327,411)
Gross deferred tax assets	40,025	50,841
Net deferred income tax asset (liability)	$(398,285)	$(276,570)

Non current deferred income tax asset (liability)	$(418,992)	$(281,778)
Current tax asset	20,707	5,208
Net deferred income tax asset (liability)	$(398,285)	$(276,570)

A reconciliation of the changes in unrecognized tax benefits for the periods presented is as follows:

	Years ended December 31,
	2009	2008
	(In thousands)

Beginning of the year	$-	$-

Additions:
Tax positions taken in prior years	1,167	-
Tax positions taken in current year	311	-

Reductions:
Lapse of statute of limitations	-	-

End of year	$1,478	$-

During 2009, the Company’s change in the amount of its unrecognized tax benefits in prior years and current year were attributable to a change in certain federal capitalization policies for tax purposes in the amount of $1.2 million ($1.1 million, net of federal tax) and $311,000 ($263,000, net of federal tax), respectively.

As of December 31, 2009, the Company has $1.5 million ($1.3 million, net of federal tax) of unrecognized tax benefits, none of which would impact the Company’s EITR if recognized.  The Company does not expect that its unrecognized tax benefits will be reduced within the next twelve months.

The Company’s policy is to classify and accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense in its Consolidated Statement of Operations, which is consistent with the recognition of these items in prior reporting periods.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Southern Union and the Company are no longer subject to U.S. federal, state or local examinations for the tax period ended December 31, 2004 and prior years, except June 30, 2004, to the extent of $1.3 million of refund claims.

10.  Derivative Instruments and Hedging Activities

The Company is exposed to certain risks in its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  Interest rate swaps and treasury rate locks are the principal derivative instruments used by the Company to manage interest rate risk associated with its long-term borrowings, although other interest rate derivative contracts may also be used from time to time.  The Company recognizes all derivative instruments as assets or liabilities at fair value in the Consolidated Balance Sheet.

Interest Rate Contracts

The Company enters into interest rate swaps to manage its exposure to changes in interest payments on long-term debt attributable to movements in market interest rates, and enters into treasury rate locks to manage its exposure to changes in future interest payments attributable to changes in treasury rates prior to the issuance of new long-term debt instruments.

Interest Rate Swaps.  As of December 31, 2009, the Company had outstanding pay-fixed interest rate swaps with a total notional amount of $455 million applicable to the 2012 Term Loan.  These interest rate swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of December 31, 2009, approximately $12.2 million of net after-tax losses in Accumulated other comprehensive loss related to these interest rate swaps is expected to be amortized into Interest expense during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

Treasury Rate Locks.  As of December 31, 2009, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods are associated with interest payments on outstanding long-term debt.  These treasury rate locks are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of December 31, 2009, approximately $166,000 of net after-tax losses in Accumulated other comprehensive loss related to these treasury rate locks will be amortized into Interest expense during the next twelve months.

The following table summarizes the fair value amounts of the Company’s derivative instruments and their location in the Consolidated Balance Sheet at the dates indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)		Balance Sheet	Fair Value (1)
	Location	2009	2008	Location	2009	2008
		(In thousands)			(In thousands)
Cash Flow Hedges:
Interest rate contracts		$-	$-	Other current liabilities	$18,754	$-
				Other noncurrent liabilities	13,975	43,630

		$-	$-		$32,729	$43,630

_____________
(1)	See Note 11– Fair Value Measurement for information related to the framework used by the Company to measure the fair value of its derivative instruments as of December 31, 2009.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location and amount of derivative instrument gains and losses reported in the Company’s condensed consolidated financial statements for the periods presented.

	Year Ended December 31,
	2009	2008	2007
Cash Flow Hedges (1)	(In thousands)
Interest rate contracts:
Change in fair value - increase in Accumulated other comprehensive
loss, excluding tax expense effect of $3,051, $7,815 and $5,722, respectively	$7,589	$19,478	$14,114
Reclassification of unrealized loss from Accumulated other comprehensive loss - increase of Interest expense, excluding tax expense effect of $7,537,
$(3,138) and $(621), respectively	18,760	(7,794)	(1,591)
____________
(1)	See Note 6 – Comprehensive Income for additional related information.

11.  Fair Value Measurement

The following tables set forth the Company’s liabilities that are measured at fair value on a recurring basis at the dates indicated.

		Fair Value Measurements Using Fair Value Hierarchy
		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets	Observable	Unobservable
	as of	for Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Liabilities:
Interest-rate swap derivatives	$32,729	$-	$32,729	$-
Total	$32,729	$-	$32,729	$-

		Fair Value Measurements Using Fair Value Hierarchy
		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets	Observable	Unobservable
	as of	for Identical Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Liabilities:
Interest-rate swap derivatives	$43,630	$-	$-	$43,630
Total	$43,630	$-	$-	$43,630

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the change in the Company’s Level 3 liabilities measured at fair value on a recurring basis using significant unobservable inputs for the periods presented.

Level 3 Liabilities
Interest-rate Derivatives
(In thousands)

Balance at January 1, 2008	$17,121
Total gains or losses (realized and unrealized):
Included in earnings	-
Included in other comprehensive income	34,019
Purchases and settlements, net	(7,510)
Balance at December 31, 2008	$43,630
Total gains or losses (realized and unrealized):
Included in earnings	-
Included in other comprehensive income	4,787
Purchases and settlements, net	(12,696)
Transfers out of level 3 (1)	(35,721)
Balance December 31, 2009	$-
______________________________
(1)	Transfer to Level 2 was made effective September 30, 2009.

The Company reclassified the interest-rate swap derivatives from Level 3 to Level 2 during 2009 as the Company obtained additional observable market data to corroborate the unobservable inputs to the model used to measure the fair value of these liabilities.

The approximate fair value of the Company's cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to their short-term nature.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Property, Plant and Equipment

The following table provides a summary of property, plant and equipment at the dates indicated:

	Lives	December 31,
	In Years	2009 (1)	2008 (1)
		(In thousands)

Transmission	5-46	$2,130,979	$2,088,018
Gathering	26	129,605	50,925
Underground storage	5-46	310,963	307,401
General plant - LNG	5-40	626,853	624,883
General plant - other	2-40	155,422	146,605
Plant in service (2)		3,353,822	3,217,832
Construction work-in-progress		495,588	403,344
Total property, plant and equipment		3,849,410	3,621,176
Less accumulated depreciation and amortization		493,873	394,307
Net property, plant and equipment		$3,355,537	$3,226,869
_________________
(1) Includes capitalized computer software costs, CIAC and other intangible costs totaling:

Computer software cost	$75,543	$69,640
Less accumulated amortization	39,967	30,625
Net computer software costs	35,576	39,015

CIAC and other	52,926	54,821
Less accumulated amortization	4,427	2,799
Net CIAC and other	48,499	52,022
Total net intangible assets	$84,075	$91,037

(2) The composite weighted-average depreciation rates for the years ended December 31, 2009, 2008 and 2007 were 3.5 percent, 3.4 percent, and 3.0 percent, respectively.

Amortization expense of capitalized computer software costs for the years ended December 31, 2009, 2008 and 2007 was $9.4 million, $8.6 million, and $8.2 million, respectively.  Amortization expense for CIAC and other intangible assets for the years ended December 31, 2009 and 2008 was $1.6 million and $2 million, respectively, and insignificant for the year ended December 31, 2007.  Computer software costs are amortized between four and ten years.  CIAC and other intangible assets are amortized between 2 and 40 years.

13.  Stock-Based Compensation

Stock Award Plans.  The Third Amended 2003 Plan adopted by the stockholders of Southern Union Company allows for awards in the form of stock options (either incentive stock options or non-qualified options), SARs, stock bonus awards, restricted stock, performance units or other equity-based rights.  The persons eligible to receive awards under the Third Amended 2003 Plan include all of the employees, directors, officers and agents of, and other service providers to, Southern Union Company and its affiliates and subsidiaries.  Under the Third Amended 2003 Plan: (i) no participant may receive any calendar year awards covering more than 500,000 shares; (ii) the exercise price for a stock option may not be less than 100 percent of the fair market value of the common stock on the date of grant; and (iii) no award may be granted after September 28, 2013.

The fair value of each stock option and SAR award is estimated on the date of grant using a Black-Scholes option pricing model.  The Company’s expected volatilities are based on historical volatility of Southern Union Company’s common stock.  To the extent that volatility of Southern Union Company’s common stock price

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

increases in the future, the estimates of the fair value of stock options and SARs granted in the future could increase, thereby increasing share-based compensation expense in future periods.  Additionally, the expected dividend yield is considered for each grant on the date of grant.  The Company’s expected term of stock options and SARs granted was derived from the average midpoint between vesting and the contractual term.  In the future, as information regarding post-vesting termination becomes more accessible, the Company may change the method of deriving the expected term.  This change could impact the fair value of stock options and SARs granted in the future.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table represents the Black-Scholes estimated ranges under the Company’s plans for stock options and SARs awards granted in the periods presented:

	Years Ended December 31,
	2009	2008	2007
Expected volatility	32.22%	30.57%	30.11%
Expected dividend yield	2.45%	2.19%	2.10%
Risk-free interest rate	2.72%	1.71%	3.70%
Expected life	6 years	6 years	6 years

Stock Options.  The following table provides information on stock options granted, exercised, forfeited, outstanding and exercisable for the periods presented:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Outstanding December 31, 2006	325,822	$20.01
Granted	-	-
Exercised	(46,170)	18.76
Forfeited	(2,995)	17.66
Outstanding December 31, 2007	276,657	$20.25
Granted	-	-
Exercised	(6,916)	16.83
Forfeited	(221)	16.83
Outstanding December 31, 2008	269,520	$20.34
Granted	-	-
Exercised	(6,461)	16.83
Forfeited	-	-
Outstanding December 31, 2009	263,059	$20.42

Exercisable December 31, 2007	122,826	$20.32
Exercisable December 31, 2008	192,827	$20.39
Exercisable December 31, 2009	263,059	$20.42

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SARS.  The following table provides information on SARs granted, exercised, forfeited, outstanding and exercisable for the periods presented:

		Weighted Average
	SARs	Exercise Price

Outstanding December 31, 2006	37,114	$28.07
Granted	108,078	28.48
Exercised	-	-
Forfeited	-	-
Outstanding December 31, 2007	145,192	$28.38
Granted	268,954	12.55
Exercised	-	-
Forfeited	-	-
Outstanding December 31, 2008	414,146	$18.10
Granted	147,004	21.64
Exercised	(4,347)	12.55
Forfeited	-	-
Outstanding December 31, 2009	556,803	$19.08

Exercisable December 31, 2007	12,370	28.07
Exercisable December 31, 2008	60,764	28.31
Exercisable December 31, 2009	194,458	21.41

The SARs that have been awarded vest in equal installments on the first three anniversaries of its grant date. Each SAR entitles the holder to shares of Southern Union’s common stock equal to the fair market value of Southern Union’s common stock in excess of the grant date price for each SAR on the applicable exercise date.

As of December 31, 2009, there was $1.7 million of total unrecognized compensation cost related to non-vested stock options and SARs compensation arrangements granted under the stock option plans.  That cost is expected to be recognized over a weighted-average contractual period of 2.3 years.  The total fair value of options and SARs vested as of December 31, 2009 was $3.6 million.  Compensation expense recognized related to stock options and SARs totaled $1.1 million ($732,000, net of tax), $1.1 million ($828,000, net of tax), and $826,000 ($645,000, net of tax) for the years ended December 31, 2009, 2008 and 2007, respectively.  The aggregate intrinsic value of total options and SARs outstanding and exercisable at December 31, 2009 was $3.5 million and $1.5 million, respectively.

The intrinsic value of options exercised during the year ended December 31, 2009 was approximately $32,000.

Restricted Stock.  The Third Amended 2003 Plan also provides for grants of restricted stock equity units , which are settled in shares of Southern Union Company common stock, and restricted stock liability units, which are settled in cash.  The Company settles restricted stock equity units with shares of Southern Union common stock and restricted stock liability units with cash. The restrictions associated with a grant of restricted stock equity units under the Third Amended 2003 Plan generally expire equally over a period of three years.  Restrictions on restricted stock liability units expire at the end of the applicable period, which is also the requisite service period.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on restricted stock equity awards granted, vested and forfeited for the periods presented:

	Number of	Weighted-Average
	Restricted Shares	Grant-Date
	Outstanding	Fair-Value

Nonvested restricted shares at December 31, 2006	25,142	$24.08
Granted	-	-
Vested	(8,381)	24.08
Forfeited	-	-
Nonvested restricted shares at December 31, 2007	16,761	$24.08
Granted	-	-
Vested	(8,380)	24.08
Forfeited	-	-
Nonvested restricted shares at December 31, 2008	8,381	$24.08
Granted	-	-
Vested	(8,381)	24.08
Forfeited	-	-
Nonvested restricted shares at December 31, 2009	-	$-

The following table provides information on restricted stock liability awards granted, vested and forfeited for the periods presented:

	Number of Restricted	Weighted-Average
	Stock Liability Units	Grant-Date
	Outstanding	Fair-Value

Nonvested restricted units at December 31, 2006	52,846	$28.07
Granted	74,883	28.48
Vested	(17,611)	28.07
Forfeited	-	-
Nonvested restricted units at December 31, 2007	110,118	$28.35
Granted	132,452	12.75
Vested	(42,556)	28.31
Forfeited	-	-
Nonvested restricted units at December 31, 2008	200,014	$18.03
Granted	94,189	21.54
Vested	(87,620)	20.31
Forfeited	(463)	25.06
Nonvested restricted units at December 31, 2009	206,120	$18.53

As of December 31, 2009, there was $4.6 million of total unrecognized compensation cost related to non-expired, restricted stock liability units compensation arrangements granted under the restricted stock plans.  That cost is expected to be recognized over a weighted-average contractual period of 2.3 years.  The total fair value of restricted stock equity and liability units that vested during the year ended December 31, 2009 was $2.1 million.  Compensation expense recognized related to restricted stock equity and liability units totaled $2.1 million ($1.3 million, net of tax), $751,000 ($471,000, net of tax), and $752,000 ($472,000, net of tax) for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company settled the restricted stock liability unit awards vesting in 2009 with cash payments of $1.9 million.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Commitments and Contingencies

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

Jack Grynberg, an individual, filed actions for damages against a number of companies, including the Company, which was transferred to the U.S. District Court for the District of Wyoming, alleging mis-measurement of natural gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  On October 20, 2006, the District Judge ordered the dismissal of the case against the Company.  Grynberg appeals were denied at all levels including at the United States Supreme Court.  The parties are now seeking recovery of certain costs from Grynberg associated with the defense of the action.  A similar action, known as the Will Price litigation, also has been filed against a number of companies, including the Company, in U.S. District Court for the District of Kansas.  On September 19, 2009, the Court denied plaintiffs’ request for class certification.  Plaintiffs have filed a motion for reconsideration.  The Company believes that its measurement practices conformed to the terms of its FERC natural gas tariff, which was filed with and approved by FERC.  As a result, the Company believes that it has meritorious defenses to the Will Price lawsuit (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that the Company complied with the terms of its tariff) and will continue to vigorously defend the case.  The Company does not believe the outcome of the Will Price litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

East End Project.  The East End Project involved the installation of a total of approximately 31 miles of pipeline in and around Tuscola, Illinois, Montezuma, Indiana and Zionsville, Indiana.  Construction began in 2007 and was completed in the second quarter of 2008.  PEPL is seeking recovery of each contractor’s share of approximately $50 million of cost overruns from the construction contractor, multiple inspection contractors and the construction management contractor for improper welding, inspection and construction management of the East End Project.  Certain of the contractors have filed counterclaims against PEPL for alleged underpayments of approximately $18 million.  The matter is pending in state court in Harris County, Texas.  Trial is set for September 2010.  The Company does not believe the outcome of this case will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Energy Resources Technology.   Energy Resources Technology (ERT) filed suit against Sea Robin on November 9, 2009 alleging breach of contract due to delays in repairs to Sea Robin’s subsea pipeline as a result of damage during Hurricane Ike. ERT alleges that under its firm transportation contract and due to the delays in repair of the pipeline, non-performance issues have resulted in the loss of ERT’s revenue of $110 million for the last fourteen months of the contract.  The suit was filed in state court in Harris County, Texas and has been removed to the United States District Court for the Southern District of Texas.   The Company does not believe the outcome of this case will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The amount of estimated costs to remediate PCBs at the Company’s facilities was increased in 2009 by a total of approximately $5.1 million.  The PCB assessments are ongoing and the related estimated remediation costs are subject to further change.  The Company believes the total PCB remediation costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

The table below reflects the amount of accrued liabilities recorded in the consolidated balance sheet at the dates indicated to cover probable environmental response actions:

	December 31,
	2009	2008
	(In thousands)

Current	$5,891	$1,052
Noncurrent	5,654	6,989
Total environmental liabilities	$11,545	$8,041

Air Quality Control. The KDHE has established certain contingency measures as part of the agency’s ozone maintenance plan for the Kansas City area.  These measures will be triggered if there are any new elevated ozone readings in the Kansas City area.  One of the NOx emission sources that will be impacted is the PEPL Louisburg compressor station.  In addition, the EPA has revised the ozone standard and the Kansas City area will likely be designated as a non-attainment area under the new and stricter standard.  Issues associated with reducing emissions at the Louisburg compressor station are being discussed with the KDHE. In the event KDHE requires emission reductions, it is estimated that approximately $14 million in capital expenditures will be required.

On December 18, 2009, PEPL received an information request from the EPA under Section 114(a) of the federal Clean Air Act.  The information request seeks certain documents and records pertaining to maintenance activities and capital projects associated with combustion emission sources located at eight compressor stations in Illinois and Indiana. The first set of responses was provided February 1, 2010.

In February 2009, EPA proposed a rule that requires reductions in a number of pollutants, including formaldehyde and carbon monoxide, for all engines regardless of size at Area Sources (sources that emit less than ten tons per year of any one Hazardous Air Pollutant (HAP) or twenty-five tons per year of all HAPs) and engines less than 500 horsepower at Major Sources (sources that emit ten tons per year or more of any one HAP or twenty-five tons per year of all HAPs).  The rule is scheduled to be finalized in August 2010 with compliance required in 2013.  It is anticipated that the limits adopted in this rule will be used in a future EPA rule that is scheduled to be finalized

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in 2013, with compliance required in 2016.  This future rule is expected to require reductions in formaldehyde and carbon monoxide emissions from engines greater than 500 horsepower at Major Sources.

Nitrogen oxides are the primary air pollutant from natural gas-fired engines.  Nitrogen oxide emissions may form ozone in the atmosphere.  EPA lowered the ozone standard to seventy-five parts per billion (ppb) in 2008 with compliance anticipated in 2013 to 2015.  In January 2010, EPA proposed lowering the standard to sixty to seventy ppb in lieu of the seventy-five ppb standard, with compliance required in 2014 or later.

In January 2010, EPA finalized a 100 ppb one-hour nitrogen dioxide standard.  Based on the current nitrogen dioxide monitoring network, only one county in the United States fails to meet the new standard.  The rule requires the installation of new nitrogen dioxide monitors in urban communities and roadways by 2013.  This new network may result in additional nitrogen dioxide non-attainment areas.  Facility specific impacts may occur prior to the installation of the new monitors if ambient air quality modeling is required to demonstrate compliance with the new standard.

The Company is currently reviewing the potential impact of the proposed rules regarding HAPs and ozone on its operations and the potential costs associated with the installation of emission control systems on its existing engines.  Costs associated with these activities cannot be estimated with any certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

SPCC Rules.  In October 2007, the EPA proposed amendments to the SPCC rules with the stated intention of providing greater clarity, tailoring requirements and streamlining requirements.  The most recent extension by the EPA sets the SPCC rule compliance date as November 10, 2010, permitting owners and operators of facilities to prepare or amend and implement SPCC Plans in accordance with previously enacted modifications to the regulations.  The Company is currently reviewing the impact of the modified regulations on its operations and may incur costs for tank integrity testing, alarms and other associated corrective actions as well as potential upgrades to containment structures.  Costs associated with such activities cannot be estimated with certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Commitments and Contingencies.

Retirement of Debt Obligations.  The Company plans to repay its $40.5 million 8.25% Senior Notes maturing in April 2010 by utilizing some combination of cash flows from operations or from repayments from Southern Union of intercompany loans.

2008 Hurricane Damage.  In September 2008, Hurricanes Gustav and Ike came ashore on the Louisiana and Texas coasts.  Offshore transportation facilities, including Sea Robin and Trunkline’s Terrebonne system, suffered damage to several platforms and gathering pipelines. In late July 2009, during testing to put the remaining offshore facilities back in service, Sea Robin experienced a pipeline rupture in an area where the pipeline had previously been displaced during Hurricane Ike and subsequently re-buried. Sea Robin experienced reduced volumes until January 2010 when the remainder of the damaged facilities were back in service.

The Company has recorded additional Hurricane Ike related expenses of approximately $12.3 million and $10.5 million, net of insurance recoveries of $2.1 million and nil, in 2009 and 2008, respectively.  The capital replacement and retirement expenditures relating to Hurricane Ike have been increased during 2009 to approximately $185 million and are expected to be incurred through 2010.  These estimates are subject to further revision as certain work, primarily retirements, is ongoing.  Approximately $110 million and $23 million of the capital replacement and retirement expenditures were incurred as of December 31, 2009 and 2008, respectively.  The Company anticipates reimbursement from OIL Insurance Limited (OIL), its member mutual property insurer, for a significant portion of the damages in excess of its $10 million deductible; however, the recoverable amount is subject to pro rata reduction to the extent that the level of total accepted claims from all insureds exceeds the carrier’s $750 million aggregate exposure limit, OIL has announced that it has reached the $750 million aggregate exposure limit and has revised its estimated payout amount to approximately 61 percent based on estimated claim information it has received.  OIL is currently making interim payouts at the rate of 50 percent of accepted claims.  The Company has received $36.7 million for claims submitted to date with respect to Hurricane Ike.  The final amount of any applicable pro rata reduction cannot be determined until OIL has received and assessed all claims.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Controlled Group Pension Liabilities.  Southern Union Company (including certain of its divisions) sponsors a number of defined benefit pension plans for employees.  Under applicable pension and tax laws, upon being acquired by Southern Union, the Company became a member of Southern Union Company’s “controlled group” with respect to those plans and, along with Southern Union Company and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated.  In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union Company’s controlled group, including the Company and each of its subsidiaries.  Based on the latest actuarial information available as of December 31, 2009, the aggregate amount of the projected benefit obligations of these pension plans was approximately $177.2 million and the estimated fair value of all of the assets of these plans was approximately $115.9 million.

See Note 3 – Regulatory Matters for other potential contingent matters applicable to the Company.

15.  Quarterly Financial Information (Unaudited)

The following table provides certain quarterly financial information for the periods presented.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2009	(In thousands)
Operating revenue	$192,295	$172,615	$176,092	$208,159	$749,161
Operating income	72,519	71,527	73,830	98,492	316,368
Net earnings	32,889	32,444	32,985	51,897	150,215

2008
Operating revenue	$187,051	$168,333	$173,400	$192,856	$721,640
Operating income	92,649	72,437	66,185	78,329	309,600
Net earnings	48,239	34,914	29,990	37,531	150,674

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To Southern Union Company and the Board of Managers of
Panhandle Eastern Pipe Line Company, LP:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners’ capital and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Panhandle Eastern Pipe Line Company, LP and subsidiaries (the "Company") at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 1, 2010