Form 10-Q
period 2010-03-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2010-05-07
CIK 76063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
_______________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2010

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
Yes          No   ✓

Panhandle Eastern Pipe Line, LP meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.  Item 2 of Part I has been reduced and Item 3 of Part I and Items 2 and 3 of Part II have been omitted in accordance with Instruction H.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
FORM 10-Q
March 31, 2010

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
HAPs                                                        Hazardous air pollutants
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
Trunkline LNG                                        Trunkline LNG Company, LLC

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Operating revenue
Transportation and storage of natural gas	$146,728	$157,117
LNG terminalling revenue	37,586	33,077
Other revenue	2,361	2,101
Total operating revenue	186,675	192,295

Operating expenses
Operation, maintenance and general	53,884	71,246
Operation, maintenance and general - affiliates (Note 4)	13,877	11,742
Depreciation and amortization	29,177	27,863
Taxes, other than on income	9,228	8,925
Total operating expenses	106,166	119,776

Operating income	80,509	72,519

Other income (expense)
Interest expense	(22,389)	(20,181)
Interest income - affiliates (Note 4)	2,013	2,292
Other, net	44	162
Total other income (expense)	(20,332)	(17,727)

Earnings before income taxes	60,177	54,792

Income taxes	26,585	21,903

Net earnings	$33,592	$32,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2010	December 31, 2009
Assets	(In thousands)

Current assets
Cash and cash equivalents	$59	$55
Accounts receivable, billed and unbilled, less allowances of
$1,147 and $1,147, respectively	68,856	67,485
Accounts receivable - related parties (Note 4)	4,959	6,083
Natural gas imbalances - receivable	115,449	126,842
System natural gas and operating supplies (Note 3)	114,843	214,706
Deferred income taxes	18,124	20,707
Other	6,936	8,343
Total current assets	329,226	444,221

Property, plant and equipment
Plant in service	3,848,938	3,353,822
Construction work-in-progress	46,151	495,588
	3,895,089	3,849,410
Less accumulated depreciation and amortization	537,244	493,873
Net property, plant and equipment	3,357,845	3,355,537

Note receivable - Southern Union (Note 4)	396,830	327,480
Note receivable - CrossCountry Citrus (Note 4)	368,126	368,126
Non-current system natural gas (Note 3)	7,851	8,831
Other	20,864	20,202

Total assets	$4,480,742	$4,524,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2010	December 31, 2009
	(In thousands)
Partners' Capital
Partners' capital	$1,526,628	$1,493,036
Accumulated other comprehensive loss	(20,037)	(19,541)
Tax sharing note receivable - Southern Union	(4,711)	(5,218)
Total partners' capital	1,501,880	1,468,277

Long-term debt (Note 7)	1,984,291	1,984,246
Total capitalization	3,486,171	3,452,523

Current liabilities
Current portion of long-term debt (Note 7)	40,500	40,500
Accounts payable	13,976	8,228
Accounts payable - related parties (Note 4)	50,947	24,881
Natural gas imbalances - payable	208,267	321,638
Accrued taxes	16,718	17,975
Accrued interest	25,748	15,125
Capital accruals	36,284	50,246
Asset retirement obligations	46,302	45,971
Other	65,354	75,068
Total current liabilities	504,096	599,632

Deferred income taxes, net	436,044	418,992
Other	54,431	53,250

Commitments and contingencies (Note 12)

Total partners' capital and liabilities	$4,480,742	$4,524,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows provided by operating activities:
Net earnings	$33,592	$32,889
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29,177	27,863
Deferred income taxes	19,957	9,942
Changes in operating assets and liabilities	15,217	24,967
Net cash flows provided by operating activities	97,943	95,661

Cash flows provided by (used in) investing activities:
Net increase in note receivable - Southern Union	(69,350)	(43,900)
Net decrease in income taxes payable - related parties	6,122	14,500
Decrease in note receivable - CrossCountry Citrus	-	24,265
Additions to property, plant and equipment	(41,517)	(92,362)
Other	5,316	1,314
Net cash flows used in investing activities	(99,429)	(96,183)

Cash flows provided by financing activities:
Increase in book overdraft	1,490	529
Net cash flows provided by financing activities	1,490	529

Change in cash and cash equivalents	4	7

Cash and cash equivalents at beginning of period	55	28
Cash and cash equivalents at end of period	$59	$35

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

	Partners' Capital	Accumulated Other Comprehensive Loss	Tax Sharing Note Receivable- Southern Union	Total
	(In thousands)

Balance December 31, 2009	$1,493,036	$(19,541)	$(5,218)	$1,468,277

Tax sharing receivable - Southern Union	-	-	507	507

Comprehensive income:
Net earnings	33,592	-	-	33,592
Net change in other comprehensive loss (Note 6)	-	(496)	-	(496)
Comprehensive income				33,096

Balance March 31, 2010	$1,526,628	$(20,037)	$(4,711)	$1,501,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

The accompanying unaudited interim condensed consolidated financial statements of PEPL, a Delaware limited partnership, and its subsidiaries have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  These statements do not include all of the information and note disclosures required by GAAP, and should be read in conjunction with Panhandle’s financial statements and notes thereto for the year ended December 31, 2009, which are included in Panhandle’s Form 10-K filed with the SEC.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Due to the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.  Certain reclassifications have been made to the prior year’s condensed financial statements to conform to the current year presentation.

In 1999, the Company discontinued application of regulatory-based accounting policies for its units which had been applying such accounting policies, primarily due to the level of discounting from tariff rates and its inability to recover specific costs.  The accounting required by the regulatory-based authoritative guidance differs from the accounting required for businesses that do not apply its provisions.  Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include, among others, recognition of regulatory assets, the capitalization of an equity component of invested funds on regulated capital projects and depreciation differences.

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

2.  New Accounting Principles and Other Matters

Accounting Standards Recently Adopted.

In June 2009, the FASB issued authoritative guidance that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly affect the entity’s economic performance.  The guidance is effective as of the beginning of the first annual reporting period, and for interim periods within that first period, after November 15, 2009, with early adoption prohibited.  This guidance did not materially impact the Company’s consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

In January 2010, the FASB issued authoritative guidance to improve disclosure requirements related to fair value measurements.  This guidance requires new disclosures associated with the three tier fair value hierarchy for transfers in and out of Levels 1 and 2 and for activity within Level 3.  It also clarifies existing disclosure requirements related to the level of disaggregation and disclosures about certain inputs and valuation techniques.  This guidance is effective for interim or annual financial periods beginning after December 15, 2009, except for the disclosures related to activity within Level 3, which is effective for interim or annual financial periods beginning after December 15, 2010.  This guidance did not materially impact the Company’s consolidated financial statements.

Other Matters.

Asset Impairment. An impairment loss is recognized when the carrying amount of a long-lived asset used in operations is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The long-lived assets of Sea Robin were evaluated as of December 31, 2009 because indicators of potential impairment were evident primarily due to the impacts associated with Hurricane Ike and due to reductions in the estimated payout from the Company’s insurance carrier for reimbursable expenditures for the repair, retirement or replacement of the Company’s property, plant and equipment damaged by Hurricane Ike. The analysis as of December 31, 2009 indicated no recoverability issues were evident. As there were no indicators of potential impairment in the first quarter of 2010, the impairment test was not performed as of March 31, 2010.

3.  System Natural Gas and Operating Supplies

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

The components of inventory at the dates indicated are as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Current
Natural gas (1)	$98,912	$198,712
Materials and supplies	15,931	15,994
Total current	114,843	214,706
Non-Current
Natural gas (1)	7,851	8,831
	$122,694	$223,537
______________________________
(1)	Natural gas volumes held for operations at March 31, 2010 and December 31, 2009 were 23,705,000 MMBtu and 35,039,000 MMBtu, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

4.  Related Party Transactions

The following table provides a summary of related party transactions for the periods presented.

	Three Months Ended
	March 31,
Related Party Transactions	2010	2009
	(In thousands)

Transportation and storage of natural gas (1)	$1,277	$1,124
Operation, maintenance and general - affiliates:
Management and royalty fees	4,683	4,796
Other expenses (2)	9,194	6,946
Other income (3)	2,072	2,329
_________________
(1)	Represents transportation and storage revenues with Missouri Gas Energy, a Southern Union division.
(2)	Primarily includes allocations of corporate charges from Southern Union, partially offset for expenses attributable to services provided by Panhandle on behalf of other affiliate companies.
(3)	Primarily includes interest income associated with the Southern Union and CrossCountry Citrus note receivables.

Pursuant to a demand note with Southern Union Company under a cash management program, as of March 31, 2010, the Company had loaned excess cash, net of repayments, totaling $396.8 million to Southern Union since Southern Union acquired the Company.  Additional loans to Southern Union of $69.4 million were recorded during the three-month period ended March 31, 2010. The Company is credited with interest on the note at a one-month LIBOR rate.  Included in Interest income - affiliates in the accompanying unaudited interim Condensed Consolidated Statement of Operations is interest income of $258,000 and $289,000 for the three-month periods ended March 31, 2010 and 2009, respectively, related to interest on the Note receivable – Southern Union.  Given the uncertainties regarding the timing of the Company’s cash flows, including financings, capital expenditures and operating cash flows, the Company has reported the Note receivable – Southern Union as a non-current asset.  The Company does have access to the funds via the demand note and does expect repayment to ultimately occur to primarily fund capital expenditures or debt retirements.

The interest rate under the Note receivable – CrossCountry Citrus is based on the variable interest rate under the term loan facility due in 2012 plus a credit spread over LIBOR of 112.5 basis points.  Included in Interest income – affiliates in the Consolidated Statement of Operations is interest income of $1.8 million and $2 million for the three-month periods ended March 31, 2010 and 2009, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

The following table provides a summary of the accounts receivable and payable related party balances at the dates indicated.

	March 31, 2010	December 31, 2009
	(In thousands)

Accounts receivable - related parties (1)	$4,959	$6,083

Accounts payable - related parties:
Southern Union - income taxes (2)	$28,199	$22,077
Southern Union - other (3)	22,571	2,615
Other (4)	177	189
	$50,947	$24,881
______________________________
(1)	Primarily related to interest income associated with the Note receivable – CrossCountry Citrus and services provided for Citrus.
(2)	Related to income taxes payable to Southern Union per the tax sharing agreement to provide for taxes to be remitted upon the filing of the tax return.
(3)	Primarily related to payroll funding provided by Southern Union. The December 31, 2009 amount is net of $16.1 million of insurance proceeds owed by Southern Union to the Company.
(4)	Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of the Company.

5. Regulatory Matters

Trunkline LNG.  Trunkline LNG commenced construction of an enhancement at its LNG terminal in February 2007.   The key components of the enhancement are an ambient air vaporization system and NGL recovery units. On March 11, 2010, Trunkline LNG received approval from FERC to place the infrastructure enhancement construction project in service.  Total construction costs are expected to be approximately $440 million plus capitalized interest, which includes additional costs incurred during final commissioning.  The negotiated rate with the project’s customer, BG LNG Services, will be adjusted based on final capital costs pursuant to a contract-based formula.  In addition, Trunkline LNG and BG LNG Services have extended the existing terminal and pipeline services agreements to coincide with the infrastructure enhancement construction project contract, which runs 20 years from the in-service date.

Sea Robin. On August 31, 2009, Sea Robin filed with FERC to implement a rate surcharge to recover Hurricane Ike-related costs not otherwise recovered from insurance proceeds or from other third parties, with initial accumulated net costs of approximately $38 million included in the filing.  On September 30, 2009, FERC approved the surcharge to be effective March 1, 2010, subject to refund and the outcome of hearings to be established by FERC to explore issues set forth in certain customer protests, including the costs to be included and the applicability of the surcharge to discounted contracts.  On March 1, 2010, Sea Robin submitted its semiannual filing related to the surcharge which reflected updated costs incurred of $60 million, net of insurance recoveries, to be reflected in the surcharge rate to be effective April 1, 2010, subject to refund.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

6.  Comprehensive Income

The table below provides an overview of comprehensive income for the periods presented.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Net earnings	$33,592	$32,889
Change in fair value of interest rate hedges, net of tax of
$(2,306) and $(415), respectively	(3,430)	(618)
Reclassification of unrealized loss on interest rate hedges into
earnings, net of tax of $2,186 and $1,441, respectively	3,255	2,147
Reclassification of net actuarial loss and prior service credit relating to other postretirement benefits into earnings, net of tax
of $(202) and $(91), respectively	(321)	(309)
Total other comprehensive income (loss)	(496)	1,220
Total comprehensive income	$33,096	$34,109

7.  Debt

The following table sets forth the debt obligations of the Company at the dates indicated:

Long-term Debt Obligations	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

6.05% Senior Notes due 2013	$250,000	$270,303	$250,000	$269,733
6.20% Senior Notes due 2017	300,000	318,780	300,000	319,455
8.125% Senior Notes due 2019	150,000	178,925	150,000	173,111
8.25% Senior Notes due 2010	40,500	40,500	40,500	41,143
7.00% Senior Notes due 2029	66,305	70,716	66,305	69,866
7.00% Senior Notes due 2018	400,000	445,804	400,000	434,560
Term Loans due 2012	815,391	781,453	815,391	758,108
Net premiums on long-term debt	2,595	2,595	2,550	2,550
Total debt outstanding	2,024,791	$2,109,076	2,024,746	$2,068,526
Current portion of long-term debt	(40,500)		(40,500)
Total long-term debt	$1,984,291		$1,984,246

The fair value of the Company’s term loans due 2012 as of March 31, 2010 and December 31, 2009 were determined using the market approach, which utilized reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of that type and size.

The fair value of the Company’s other long-term debt as of March 31, 2010 and December 31, 2009 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.

The Company repaid the $40.5 million 8.25% Senior Notes in April 2010 primarily using repayments from Southern Union of intercompany loans.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

8. Postretirement Benefits

The net periodic benefit cost of the Company’s postretirement benefit plan for the periods presented includes the components noted in the table below.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Service cost	$575	$550
Interest cost	872	785
Expected return on plan assets	(837)	(600)
Prior service credit amortization	(522)	(522)
Actuarial loss amortization	-	125
Net periodic benefit cost	$88	$338

9.  Taxes on Income

The Company’s estimated annual consolidated federal and state EITR for the three-month periods ended March 31, 2010 and 2009 was 44 percent and 40 percent, respectively.

In March 2010, the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act of 2010 were signed into law.  The PPACA changed the tax treatment of federal Medicare Part D subsidies paid to sponsors of retiree health benefit plans.  As a result of this legislation, the Company’s tax deduction associated with retiree health benefit plans will be reduced by Medicare Part D subsidies received in tax years beginning after December 31, 2012. Accordingly, the Company recorded $2.9 million of additional tax expense in the first quarter of 2010, resulting in an increase to the EITR for the first quarter of 2010.

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

Interest Rate Swaps.  As of March 31, 2010, the Company had outstanding pay-fixed interest rate swaps with a total notional amount of $455 million applicable to the 2012 Term Loan. These interest rate swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of March 31, 2010, approximately $11.9 million of net after-tax losses in Accumulated other comprehensive loss related to these interest rate swaps is expected to be amortized into Interest expense during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

Treasury Rate Locks.  As of March 31, 2010, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods are associated with interest payments on outstanding long-term debt.  These treasury rate locks are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of March 31, 2010, approximately $166,000 of net after-tax losses in Accumulated other comprehensive loss related to these treasury rate locks will be amortized into Interest expense during the next twelve months.

The following table summarizes the fair value amounts of the Company’s derivative instruments and their location in the Condensed Consolidated Balance Sheet at the dates indicated.

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
	Balance Sheet Location	March 31, 2010	December 31, 2009	Balance Sheet Location	March 31, 2010	December 31, 2009
		(In thousands)			(In thousands)
Cash Flow Hedges
Interest rate contracts		$ -	$ -	Other current
				liabilities	$ 19,278	$ 18,754
Other noncurrent
				liabilities	13,813	13,975
		$ -	$ -		$ 33,091	$ 32,729
_____________
(1)	See Note 11– Fair Value Measurement for information related to the framework used by the Company to measure the fair value of its derivative instruments as of March 31, 2010.

The following table summarizes the location and amount of derivative instrument gains and losses for the periods presented.

	Three Months Ended
	March 31,
	2010	2009
Cash Flow Hedges (1)	(In thousands)
Interest rate contracts:
Change in fair value - increase in Accumulated other comprehensive
loss, excluding tax expense effect of $2,306 and $415, respectively	$5,736	$1,033
Reclassification of unrealized loss from Accumulated other comprehensive loss - increase of Interest expense, excluding tax expense effect of $2,186
and $1,441, respectively	5,441	3,588
____________
(1)	See Note 6 – Comprehensive Income for additional related information.

11. Fair Value Measurement

At March 31, 2010, the Company had no assets measured at fair value on a recurring basis. The following table sets forth the Company’s liabilities that are measured at fair value on a recurring basis at the date indicated:

		Fair Value Measurements At March 31, 2010
		Using Fair Value Hierarchy
		Quoted Prices in
	Fair Value	Active Markets for	Significant Other
	as of	Identical Assets	Observable Inputs
	March 31, 2010	(Level 1)	(Level 2)
	(In thousands)
Liabilities:
Interest-rate derivatives	$33,091	$-	$33,091
Total	$33,091	$-	$33,091

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

The Company’s Level 2 interest-rate swap derivative instruments are valued using pricing models based on an income approach that discounts future cash flows to a present value amount. The significant pricing model inputs for the interest-rate swaps include published rates for U.S. Dollar LIBOR interest rate swaps. The pricing model also adjusts for nonperformance risk associated with the counterparty or Company, as applicable, through the use of credit risk adjusted discount rates based on published default rates. The Company did not have any Level 3 instruments measured at fair value using significant unobservable inputs at March 31, 2010 or December 31, 2009.

The approximate fair value of the Company’s cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to their short-term nature.

12.  Commitments and Contingencies

Litigation. The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts.  Where appropriate, the Company has established reserves in order to provide for such matters.  The Company believes the final disposition of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Will Price, an individual, filed actions in U.S. District Court for the District of Kansas for damages against a number of companies, including the Company, alleging mis-measurement of natural gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  On September 19, 2009, the Court denied plaintiffs’ request for class certification.  Plaintiffs have filed a motion for reconsideration, which the Court denied on March 31, 2010.  The Company believes that its measurement practices conformed to the terms of its FERC natural gas tariffs, which were filed with and approved by FERC.  As a result, the Company believes that it has meritorious defenses to the Will Price lawsuit (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that the Company complied with the terms of its tariffs) and will continue to vigorously defend the case.  The Company does not believe the outcome of the Will Price litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

East End Project.  The East End Project involved the installation of a total of approximately 31 miles of pipeline in and around Tuscola, Illinois, Montezuma, Indiana and Zionsville, Indiana.  Construction began in 2007 and was completed in the second quarter of 2008.  PEPL is seeking recovery of each contractor’s share of approximately $50 million of cost overruns from the construction contractor, an inspection contractor and the construction management contractor for improper welding, inspection and construction management of the East End Project.  Certain of the contractors have filed counterclaims against PEPL for alleged underpayments of approximately $18 million.  The matter is pending in state court in Harris County, Texas.  Trial is set for September 2010.  The Company does not believe the outcome of this case will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Energy Resources Technology.   Energy Resources Technology (ERT) filed suit against Sea Robin on November 9, 2009 alleging breach of contract due to delays in repairs of damages to Sea Robin’s subsea pipeline suffered during Hurricane Ike. ERT alleges it has lost $110 million of revenue due to nonperformance under its firm transportation contract.  The suit was filed in state court in Harris County, Texas and has been removed to the United States District Court for the Southern District of Texas. The parties have reached a settlement in principle of this matter.  The Company does not believe the outcome of this case will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

The table below reflects the amount of accrued liabilities recorded at the dates indicated to cover probable environmental response actions:

	March 31,	December 31,
	2010	2009
	(In thousands)

Current	$4,794	$5,891
Noncurrent	5,724	5,654
Total environmental liabilities	$10,518	$11,545

Air Quality Control. The Kansas Department of Health and Environment set certain contingency measures as part of the agency’s ozone maintenance plan for the Kansas City area.  These measures must be revised to conform to the requirements of the EPA ozone standard discussed above.  As such, the costs associated with these activities cannot be estimated with any certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

On December 18, 2009, PEPL received an information request from the EPA under Section 114(a) of the Federal Clean Air Act.  The information request sought certain documents and records pertaining to maintenance activities and capital projects associated with combustion emission sources located at eight compressor stations in Illinois and Indiana. The complete responses were provided in February 2010.

In February 2009, EPA proposed a rule that requires reductions in a number of pollutants, including formaldehyde and carbon monoxide, for all engines regardless of size at Area Sources (sources that emit less than ten tons per year of any one Hazardous Air Pollutant (HAP) or twenty-five tons per year of all HAPs) and engines less than 500 horsepower at Major Sources (sources that emit ten tons per year or more of any one HAP or twenty-five tons per year of all HAPs).  The rule is scheduled to be finalized in August 2010 with compliance required in 2013.  It is anticipated that the limits adopted in this rule will be used in a future EPA rule that is scheduled to be finalized in 2013, with compliance required in 2016.  This future rule is expected to require reductions in formaldehyde and carbon monoxide emissions from engines greater than 500 horsepower at Major Sources.

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

The Company is currently reviewing the potential impact of the proposed rules regarding HAPs and ozone and the new nitrogen dioxide standard on its operations and the potential costs associated with the installation of emission control systems on its existing engines.  Costs associated with these activities cannot be estimated with any certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

See Note 5 – Regulatory Matters for other potential contingent matters applicable to the Company.

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

Overview

The Company’s business purpose is to provide interstate transportation and storage of natural gas in a safe, efficient and dependable manner.  The Company operates approximately 10,000 miles of interstate pipelines that transport up to 5.5 Bcf/d of natural gas.  Demand for natural gas transmission services on the Company’s pipeline system is seasonal, with the highest throughput and a higher portion of annual total operating revenues occurring in the traditional winter heating season, which occurs during the first and fourth calendar quarters.

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

The Company’s regulated transportation and storage businesses periodically file (or can be required to file) for changes in their rates, which are subject to approval by FERC.  Although a significant portion of the Company’s contracts are discounted or negotiated rate contracts, changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to impact negatively the Company’s results of operations and financial condition.

Results of Operations

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Operating revenue
Transportation and storage of natural gas	$146,728	$157,117
LNG terminalling revenue	37,586	33,077
Other revenue	2,361	2,101
Total operating revenue	186,675	192,295

Operating expenses
Operation, maintenance and general	67,761	82,988
Depreciation and amortization	29,177	27,863
Taxes, other than on income	9,228	8,925
Total operating expenses	106,166	119,776

Operating income	80,509	72,519

Other income (expense)
Interest expense, net	(22,389)	(20,181)
Other, net	2,057	2,454
Total other income (expense)	(20,332)	(17,727)

Earnings before income taxes	60,177	54,792

Income taxes	26,585	21,903

Net earnings	$33,592	$32,889

Operating information:
Panhandle natural gas volumes transported (TBtu)	368	427

Three-month period ended March 31, 2010 versus the three-month period ended March 31, 2009

Operating Revenue.  For the three-month period ended March 31, 2010, operating revenue decreased $5.6 million versus the same time period in 2009 primarily as the result of:
•	Decreased transportation and storage revenue of $10.4 million primarily attributable to:
o	Lower interruptible parking revenues of $13.4 million due to less favorable market conditions;
o
Higher transportation commodity revenues of $1.3 million primarily due to higher volumes flowing on Sea Robin in 2010 versus in 2009, the 2009 volumes having been adversely impacted by Hurricane Ike; and

o	Higher transportation reservation revenues of $700,000 primarily due to higher average rates realized on PEPL, partially offset by lower average rates realized on Trunkline; and
•	Higher LNG revenues of $4.5 million primarily due to the LNG terminal infrastructure enhancement construction project placed in service in March 2010.

Operating Expenses.  Operating expenses for the three-month period ended March 31, 2010 decreased $13.6 million versus the same period in 2009 primarily as the result of:
•	Lower operating, maintenance and general expenses of $15.2 million in 2010 versus 2009 primarily attributable to:
o
Impact of a provision for repair and abandonment costs of $16.1 million in 2009 for damages to offshore assets resulting from Hurricane Ike.  The majority of such costs are generally expected to be recovered in the future through insurance recoveries and rate proceedings; and

o	Higher allocated corporate services costs of $2 million primarily due to higher short- and long-term incentive compensation; and
•
Increased depreciation and amortization expense of $1.3 million in 2010 versus 2009 due to a $624.5 million increase in property, plant and equipment placed in service after March 31, 2009.  Depreciation and amortization expense is expected to continue to increase primarily due to significant capital additions, including capitalized costs associated with the LNG terminal infrastructure enhancement construction project placed in service in March 2010.

Other Expense, Net.  Other expense, net for the three-month period ended March 31, 2010 increased $2.6 million versus the same period in 2009 primarily as a result of higher interest expense of $2.2 million primarily attributable to the $150 million 8.125% Senior Notes issued in June 2009, partially offset by lower interest expense resulting from the repayment of the $60.6 million 6.50% Senior Notes in July 2009.

Income Taxes.  The Company’s EITR was 44 percent and 40 percent for the three-month period ended March 31, 2010 and 2009, respectively.  Income taxes during the three-month period ended March 31, 2010, versus the same period in 2009, increased $4.7 million primarily due to higher pretax earnings and the impact of $2.9 million of higher income tax expense resulting from the elimination of the Medicare Part D tax subsidy in the PPACA legislation signed into law in March 2010.

See Item 1. Financial Statements (Unaudited), Note 9 – Income Taxes for additional information regarding items impacting income tax expense or the EITR.

OTHER MATTERS

Contingencies

See Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards

See Part I, Item 1. Financial Statements (Unaudited), Note 2 – New Accounting Principles and Other Matters, in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The $174.9 million working capital deficit at March 31, 2010 is expected to be funded by cash flows from operations and from repayments from Southern Union of intercompany loans.  Based on the Company’s current level of operations, management believes that cash flow from operations, available existing cash, and other sources, including liquid working capital and new borrowings, will be adequate to meet liquidity needs for the next several years, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations.

Potential Sea Robin Impairment.  Sea Robin, comprised primarily of offshore facilities, suffered damage related to several platforms and gathering pipelines from Hurricane Ike.  See Item 1. Financial Statements (Unaudited), Note 2 – New Accounting Principles and Other Matters – Asset Impairment for information related to the Company’s analysis of the Sea Robin assets for potential impairment as of December 31, 2009.  The Company currently estimates that approximately $135 million of the approximately $185 million total estimated capital replacement and retirement expenditures to replace property and equipment damaged by Hurricane Ike are related to Sea Robin.  This estimate is subject to further revision as certain work, primarily retirements, is ongoing. The Company anticipates partial reimbursement from its property insurance carrier for its damages in excess of its $10 million deductible, except for certain expenditures not reimbursable under the insurance policy terms.  To the extent the Company’s capital expenditures are not recovered through insurance proceeds, its net investment in Sea Robin’s property and equipment would increase without necessarily generating additional revenues unless the incremental costs are recovered through future rate proceedings including the Hurricane surcharge filing approved by FERC in September 2009. See Item 1. Financial Statements (Unaudited), Note 5 – Regulatory Matters for information related to the surcharge filing.  If the amount of the estimated Sea Robin insurance reimbursements are significantly reduced or it experiences other adverse developments incrementally impacting the Company’s related net investment or anticipated future cash flows that are not remedied through rate proceedings, the Company could potentially be required to record an impairment of its net investment in Sea Robin.

Retirement of Debt Obligations. The Company repaid its $40.5 million 8.25% Senior Notes that matured in April 2010 using repayments from Southern Union of intercompany loans.

Credit Ratings. As of March 31, 2010, the Company’s debt was rated Baa3 by Moody's Investor Services, Inc., BBB- by Standard & Poor's and BBB- by Fitch Ratings.  If the Company’s credit ratings are downgraded below investment grade or if there are times when it is placed on "credit watch," both borrowing costs and the costs of maintaining certain contractual relationships could increase.  The Company’s credit rating can be impacted by the credit rating and activities of its parent company, Southern Union Company.  Thus, adverse impacts to Southern Union and its activities, which may include activities unrelated to the Company, may have adverse impacts on the Company’s credit rating and financing and operating costs.

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

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s COO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Panhandle’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Controls

Management’s assessment of internal control over financial reporting as of December 31, 2009 was included in Panhandle’s Annual Report on Form 10-K filed on March 1, 2010.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Statement Regarding Forward-Looking Information

The disclosure and analysis in this Form 10-Q contains some forward-looking statements that set forth anticipated results based on management’s current plans and assumptions.  From time to time, the Company also provides forward-looking statements in other materials it releases to the public as well as oral forward-looking statements.  Such statements give the Company’s current expectations or forecasts of future events; they do not relate strictly to historical or current facts.  The Company has tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance.  In particular, these include statements relating to future actions, future performance or results of current and anticipated services, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

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

ITEM 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC on March 1, 2010.

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

ITEM 4.  Reserved.

N/A

ITEM 5.  Other Information.

N/A

ITEM 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

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

4(g) 10(a)
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

10(b)
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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: May 7, 2010	By: /s/ ROBERT O. BOND
Robert O. Bond President and Chief Operating Officer (authorized officer) /s/ GARY W. LEFELAR Gary W. Lefelar Senior Vice President and Chief Accounting Officer (principal accounting officer)