Form 10-Q
period 2010-06-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2010-08-05
CIK 76063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
_______________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2010

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
June 30, 2010

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
Trunkline LNG                                     Trunkline LNG Company, LLC

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Operating revenue
Transportation and storage of natural gas	$130,601	$137,178	$277,329	$294,295
LNG terminalling revenue	54,192	33,411	91,778	66,488
Other revenue	2,297	2,026	4,658	4,127
Total operating revenue	187,090	172,615	373,765	364,910

Operating expenses
Operation, maintenance and general	54,762	53,310	108,646	124,556
Operation, maintenance and general - affiliates (Note 4)	11,727	10,984	25,604	22,726
Depreciation and amortization	30,896	28,483	60,073	56,346
Taxes, other than on income	8,894	8,311	18,122	17,236
Total operating expenses	106,279	101,088	212,445	220,864

Operating income	80,811	71,527	161,320	144,046

Other income (expense)
Interest expense	(27,151)	(20,731)	(49,540)	(40,912)
Interest income - affiliates (Note 4)	2,142	2,393	4,155	4,685
Other, net	99	181	143	343
Total other income (expense)	(24,910)	(18,157)	(45,242)	(35,884)

Earnings before income taxes	55,901	53,370	116,078	108,162

Income taxes	22,148	20,926	48,733	42,829

Net earnings	$33,753	$32,444	$67,345	$65,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2010	December 31, 2009
Assets	(In thousands)

Current assets
Cash and cash equivalents	$66	$55
Accounts receivable, billed and unbilled, less allowances of
$1,147 and $1,147, respectively	66,714	67,485
Accounts receivable - related parties (Note 4)	3,823	6,083
Natural gas imbalances - receivable	91,493	126,842
System natural gas and operating supplies (Note 3)	165,485	214,706
Deferred income taxes	14,906	20,707
Other	3,494	8,343
Total current assets	345,981	444,221

Property, plant and equipment
Plant in service	3,859,455	3,353,822
Construction work-in-progress	58,998	495,588
	3,918,453	3,849,410
Less accumulated depreciation and amortization	563,296	493,873
Net property, plant and equipment	3,355,157	3,355,537

Note receivable - Southern Union (Note 4)	397,330	327,480
Note receivable - CrossCountry Citrus (Note 4)	368,126	368,126
Non-current system natural gas (Note 3)	7,639	8,831
Other	19,963	20,202

Total assets	$4,494,196	$4,524,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2010	December 31, 2009
	(In thousands)
Partners' Capital
Partners' capital	$1,560,381	$1,493,036
Accumulated other comprehensive loss	(19,046)	(19,541)
Tax sharing note receivable - Southern Union	(4,204)	(5,218)
Total partners' capital	1,537,131	1,468,277

Long-term debt (Note 7)	1,984,335	1,984,246
Total capitalization	3,521,466	3,452,523

Current liabilities
Current portion of long-term debt (Note 7)	-	40,500
Accounts payable	13,469	8,228
Accounts payable - related parties (Note 4)	41,846	24,881
Natural gas imbalances - payable	233,159	321,638
Accrued taxes	17,327	17,975
Accrued interest	14,227	15,125
Capital accruals	43,887	50,246
Asset retirement obligations	30,277	45,971
Other	63,770	75,068
Total current liabilities	457,962	599,632

Deferred income taxes, net	448,546	418,992
Other	66,222	53,250

Commitments and contingencies (Note 12)

Total partners' capital and liabilities	$4,494,196	$4,524,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows provided by operating activities:
Net earnings	$67,345	$65,333
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	60,073	56,346
Deferred income taxes	35,001	30,389
Changes in operating assets and liabilities	(9,331)	33,774
Net cash flows provided by operating activities	153,088	185,842

Cash flows provided by (used in) investing activities:
Net increase in note receivable - Southern Union	(69,850)	(201,200)
Net increase in income taxes payable - related parties	12,717	10,769
Decrease in note receivable - CrossCountry Citrus	-	24,265
Additions to property, plant and equipment	(61,670)	(166,906)
Other	5,376	(2,748)
Net cash flows used in investing activities	(113,427)	(335,820)

Cash flows provided by (used in) financing activities:
Increase in book overdraft	850	1,099
Issuance of long-term debt	-	150,000
Issuance costs of debt	-	(1,107)
Repayment of debt	(40,500)	-
Net cash flows provided by (used in) financing activities	(39,650)	149,992

Change in cash and cash equivalents	11	14

Cash and cash equivalents at beginning of period	55	28
Cash and cash equivalents at end of period	$66	$42

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

	Partners' Capital	Accumulated Other Comprehensive Loss	Tax Sharing Note Receivable-Southern Union	Total
	(In thousands)

Balance December 31, 2009	$1,493,036	$(19,541)	$(5,218)	$1,468,277

Tax sharing receivable - Southern Union	-	-	1,014	1,014

Comprehensive income:
Net earnings	67,345	-	-	67,345
Net change in other comprehensive loss (Note 6)	-	495	-	495
Comprehensive income				67,840

Balance June 30, 2010	$1,560,381	$(19,046)	$(4,204)	$1,537,131

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

Accounting Standards Not Yet Adopted.

In July 2010, the FASB issued authoritative guidance to improve disclosure requirements related to financing receivables and the allowance for credit losses.  This guidance requires a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses and requires the disclosure of credit quality indicators, past due information, and modifications of financing receivables.  The enhanced disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The enhanced disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Other Matters.

Asset Impairment. An impairment loss is recognized when the carrying amount of a long-lived asset used in operations is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The long-lived assets of Sea Robin were evaluated as of December 31, 2009 because indicators of potential impairment were evident primarily due to the impacts associated with Hurricane Ike and due to reductions in the estimated payout from the Company’s insurance carrier for reimbursable expenditures for the repair, retirement or replacement of the Company’s property, plant and equipment damaged by Hurricane Ike. The analysis as of December 31, 2009 indicated no recoverability issues were evident. As there were no indicators of potential impairment during 2010, the impairment test was not performed as of June 30, 2010.

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

The components of inventory at the dates indicated are as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
Current
Natural gas (1)	$149,584	$198,712
Materials and supplies	15,901	15,994
Total current	165,485	214,706
Non-Current
Natural gas (1)	7,639	8,831
	$173,124	$223,537

______________________________
(1)	Natural gas volumes held for operations at June 30, 2010 and December 31, 2009 were 30,828,000 MMBtu and 35,039,000 MMBtu, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  Related Party Transactions

The following table provides a summary of related party transactions for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related Party Transactions	2010	2009	2010	2009
	(In thousands)

Transportation and storage of natural gas (1)	$648	$777	$1,925	$1,901
Operation, maintenance and general - affiliates:
Management and royalty fees	4,661	4,316	9,344	9,112
Other expenses (2)	7,066	6,668	16,260	13,614
Other income (3)	2,211	2,474	4,283	4,803
 _________________
(1)	Represents transportation and storage revenues with Missouri Gas Energy, a Southern Union division.
(2)	Primarily includes allocations of corporate charges from Southern Union, partially offset for expenses attributable to services provided by Panhandle on behalf of other affiliate companies.
(3)	Primarily includes interest income associated with the Southern Union and CrossCountry Citrus note receivables.

Pursuant to a demand note with Southern Union Company under a cash management program, as of June 30, 2010, the Company had loaned excess cash, net of repayments, totaling $397.3 million to Southern Union since Southern Union acquired the Company.  The Company is credited with interest on the note at a one-month LIBOR rate.  Included in Interest income - affiliates in the accompanying unaudited interim Condensed Consolidated Statement of Operations is interest income of $310,000 and $568,000 for the three- and six-month periods ended June 30, 2010, respectively, and $446,000 and $735,000 for the three- and six-month periods ended June 30, 2009, respectively, related to interest on the Note receivable – Southern Union.  Given the uncertainties regarding the timing of the Company’s cash flows, including financings, capital expenditures and operating cash flows, the Company has reported the Note receivable – Southern Union as a non-current asset.  The Company does have access to the funds via the demand note and does expect repayment to ultimately occur to primarily fund capital expenditures or debt retirements.

The interest rate under the Note receivable – CrossCountry Citrus is based on the variable interest rate under the term loan facility due in 2012 plus a credit spread over LIBOR of 112.5 basis points.  Included in Interest income – affiliates in the Consolidated Statement of Operations is interest income of $1.8 million and $3.6 million for the three- and six-month periods ended June 30, 2010, respectively, with $2 million and $4 million for the three- and six-month periods ended June 30, 2009, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a summary of the accounts receivable and payable related party balances at the dates indicated.

	June 30, 2010	December 31, 2009
	(In thousands)

Accounts receivable - related parties (1)	$3,823	$6,083

Accounts payable - related parties:
Southern Union - income taxes (2)	$34,794	$22,077
Southern Union - other (3)	6,874	2,615
Other (4)	178	189
	$41,846	$24,881

____________________
(1)	Primarily related to interest income associated with the Note receivable – CrossCountry Citrus and services provided for Citrus.
(2)	Related to income taxes payable to Southern Union per the tax sharing agreement to provide for taxes to be remitted upon the filing of the tax return.
(3)
Primarily related to payroll funding provided by Southern Union.  The June 30, 2010 and December 31, 2009 amounts are net of insurance proceeds owed by Southern Union to the Company of $7.5 million and $16.1 million, respectively.

(4)	Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of the Company.

5. Regulatory Matters

On August 31, 2009, Sea Robin filed with FERC to implement a rate surcharge to recover Hurricane Ike-related costs not otherwise recovered from insurance proceeds or from other third parties, with initial accumulated net costs of approximately $38 million included in the filing.  On September 30, 2009, FERC approved the surcharge to be effective March 1, 2010, subject to refund and the outcome of hearings with FERC to explore issues set forth in certain customer protests, including the costs to be included and the applicability of the surcharge to discounted contracts.  On March 1, 2010, Sea Robin submitted its semiannual filing related to the surcharge which reflected updated costs incurred of $60 million, net of insurance recoveries, which were reflected in the surcharge rate effective April 1, 2010, subject to refund.  A hearing was held in July 2010.  The ultimate outcome of this matter is pending a FERC decision.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  Comprehensive Income

The table below provides an overview of comprehensive income for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)

Net earnings	$33,753	$32,444	$67,345	$65,333
Change in fair value of interest rate hedges, net of tax of $(1,308),
$827, $(3,614) and $412, respectively	(1,945)	1,231	(5,375)	613
Reclassification of unrealized loss on interest rate hedges into earnings, net of tax of $2,187, $1,793, $4,373 and $3,234,
respectively	3,255	2,669	6,510	4,816
Reclassification of net actuarial loss and prior service credit relating to other postretirement benefits into earnings, net of tax
of $(203), $(91), $(405) and $(182), respectively	(319)	(308)	(640)	(617)
Total other comprehensive income	991	3,592	495	4,812
Total comprehensive income	$34,744	$36,036	$67,840	$70,145

7.  Debt Obligations

The following table sets forth the debt obligations of the Company at the dates indicated:

Long-term Debt Obligations	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

6.05% Senior Notes due 2013	$250,000	$272,020	$250,000	$269,733
6.20% Senior Notes due 2017	300,000	322,266	300,000	319,455
8.125% Senior Notes due 2019	150,000	172,082	150,000	173,111
8.25% Senior Notes due 2010	-	-	40,500	41,143
7.00% Senior Notes due 2029	66,305	70,366	66,305	69,866
7.00% Senior Notes due 2018	400,000	439,356	400,000	434,560
Term Loans due 2012	815,391	784,058	815,391	758,108
Net premiums on long-term debt	2,639	2,639	2,550	2,550
Total debt outstanding	1,984,335	$2,062,787	2,024,746	$2,068,526
Current portion of long-term debt	-		(40,500)
Total long-term debt	$1,984,335		$1,984,246

The fair value of the Company’s term loans due 2012 as of June 30, 2010 and December 31, 2009 were determined using the market approach, which utilized reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of that type and size.

The fair value of the Company’s other long-term debt as of June 30, 2010 and December 31, 2009 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.

The Company repaid the $40.5 million 8.25% Senior Notes in April 2010 primarily using repayments from Southern Union of intercompany loans.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Postretirement Benefits

The net periodic benefit cost of the Company’s postretirement benefit plan for the periods presented includes the components noted in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)

Service cost	$575	$550	$1,150	$1,100
Interest cost	872	785	1,744	1,570
Expected return on plan assets	(838)	(600)	(1,675)	(1,200)
Prior service credit amortization	(522)	(522)	(1,044)	(1,044)
Actuarial loss amortization	-	125	-	250
Net periodic benefit cost	$87	$338	$175	$676

9.  Taxes on Income

The following table summarizes the Company’s income taxes for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)

Income tax expense	$22,148	$20,926	$48,733	$42,829
Effective tax rate	40%	39%	42%	40%

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

Interest Rate Swaps.  As of June 30, 2010, the Company had outstanding pay-fixed interest rate swaps with a total notional amount of $455 million applicable to the LNG Holdings $455 million term loan issued in 2007. These interest rate swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of June 30, 2010, approximately $11.3 million of net after-tax losses in Accumulated other comprehensive loss related to these interest rate swaps is expected to be amortized into Interest expense during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Treasury Rate Locks.  As of June 30, 2010, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods are associated with interest payments on outstanding long-term debt.  These treasury rate locks are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of June 30, 2010, approximately $166,000 of net after-tax losses in Accumulated other comprehensive loss related to these treasury rate locks will be amortized into Interest expense during the next twelve months.

The following table summarizes the fair value amounts of the Company’s liability derivative instruments and their location in the Condensed Consolidated Balance Sheet at the dates indicated.  There were no asset derivative instruments as of the dates indicated.

		Fair Value (1)
Balance Sheet Location		June 30, 2010	December 31, 2009
		(In thousands)
Cash Flow Hedges
Interest rate contracts	Other current liabilities	$18,441	$18,754
Other noncurrent liabilities		12,529	13,975
		$30,970	$32,729

_____________
(1)	See Note 11– Fair Value Measurement for information related to the framework used by the Company to measure the fair value of its derivative instruments as of June 30, 2010.

The following table summarizes the location and amount of derivative instrument gains and losses for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cash Flow Hedges (1)	(In thousands)
Interest rate contracts:
Change in fair value - increase/(decrease) in Accumulated other comprehensive loss, excluding tax expense effect of $1,308, $(827),
$3,614 and $(412), respectively	$3,253	$(2,058)	$8,989	$(1,025)
Reclassification of unrealized loss from Accumulated other comprehensive loss - increase of Interest expense, excluding tax expense effect of
$2,187, $1,793, $4,373 and $3,234, respectively	5,442	4,462	10,883	8,050
____________
(1)	See Note 6 – Comprehensive Income for additional related information.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Fair Value Measurement

At June 30, 2010, the Company had no assets measured at fair value on a recurring basis. The following table sets forth the Company’s liabilities that are measured at fair value on a recurring basis at the date indicated:

		Fair Value Measurements at June 30, 2010
		Using Fair Value Hierarchy
		Quoted Prices in
	Fair Value	Active Markets for	Significant Other
	as of	Identical Assets	Observable Inputs
	June 30, 2010	(Level 1)	(Level 2)
	(In thousands)
Liabilities:
Interest-rate derivatives	$30,970	$-	$30,970
Total	$30,970	$-	$30,970

The Company’s Level 2 interest-rate swap derivative instruments are valued using pricing models based on an income approach that discounts future cash flows to a present value amount. The significant pricing model inputs for the interest-rate swaps include published rates for U.S. Dollar LIBOR interest rate swaps. The pricing model also adjusts for nonperformance risk associated with the counterparty or Company, as applicable, through the use of credit risk adjusted discount rates based on published default rates. The Company did not have any Level 3 instruments measured at fair value using significant unobservable inputs at June 30, 2010 or December 31, 2009.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Energy Resources Technology.   Energy Resources Technology (ERT) filed suit against Sea Robin on November 9, 2009 alleging breach of contract due to delays in repairs of damages to Sea Robin’s subsea pipeline suffered during Hurricane Ike. The parties have executed a settlement.  The settlement did not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The table below reflects the amount of accrued liabilities recorded at the dates indicated to cover probable environmental response actions:

	June 30,	December 31,
	2010	2009
	(In thousands)

Current	$3,782	$5,891
Noncurrent	6,090	5,654
Total environmental liabilities	$9,872	$11,545

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In February 2009, EPA proposed a rule that requires reductions in a number of pollutants, including formaldehyde and carbon monoxide, for certain engines regardless of size at Area Sources (sources that emit less than ten tons per year of any one Hazardous Air Pollutant (HAP) or twenty-five tons per year of all HAPs) and engines less than 500 horsepower at Major Sources (sources that emit ten tons per year or more of any one HAP or twenty-five tons per year of all HAPs).  The rule is scheduled to be finalized in August 2010 with compliance required in 2013.  It is anticipated that the limits adopted in this rule will be used in a future EPA rule that is scheduled to be finalized in 2013, with compliance required in 2016.  This future rule is expected to require reductions in formaldehyde and carbon monoxide emissions from engines greater than 500 horsepower at Major Sources.

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

In January 2010, EPA finalized a 100 ppb one-hour nitrogen dioxide standard. The rule requires the installation of new nitrogen dioxide monitors in urban communities and roadways by 2013.  This new network may result in additional nitrogen dioxide non-attainment areas.  In addition, ambient air quality modeling may be required to demonstrate compliance with the new standard.

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

The Company’s business is conducted through both short- and long-term contracts with customers.  Shorter-term contracts, both firm and interruptible, tend to have a greater impact on the volatility of revenues.  Short-term and long-term contracts are affected by changes in market conditions and competition with other pipelines, changing supply sources and volatility in natural gas prices and basis differentials.  Since the majority of the Company’s revenues are related to firm capacity reservation charges, which customers pay whether they utilize their contracted capacity or not, volumes transported do not have as significant an impact on revenues over the short-term.  However, longer-term demand for capacity may be affected by changes in the customers’ actual and anticipated utilization of their contracted capacity and other factors.

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

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Operating revenue
Transportation and storage of natural gas	$130,601	$137,178	$277,329	$294,295
LNG terminalling revenue	54,192	33,411	91,778	66,488
Other revenue	2,297	2,026	4,658	4,127
Total operating revenue	187,090	172,615	373,765	364,910

Operating expenses
Operation, maintenance and general	66,489	64,294	134,250	147,282
Depreciation and amortization	30,896	28,483	60,073	56,346
Taxes, other than on income	8,894	8,311	18,122	17,236
Total operating expenses	106,279	101,088	212,445	220,864

Operating income	80,811	71,527	161,320	144,046

Other income (expense)
Interest expense, net	(27,151)	(20,731)	(49,540)	(40,912)
Other, net	2,241	2,574	4,298	5,028
Total other income (expense)	(24,910)	(18,157)	(45,242)	(35,884)

Earnings before income taxes	55,901	53,370	116,078	108,162

Income taxes	22,148	20,926	48,733	42,829

Net earnings	$33,753	$32,444	$67,345	$65,333

Operating information:
Panhandle natural gas volumes transported (TBtu)	333	376	701	803

Three-month period ended June 30, 2010 versus the three-month period ended June 30, 2009

Operating Revenue.  For the three-month period ended June 30, 2010, operating revenue increased $14.5 million versus the same time period in 2009 mainly as the result of:
•	Higher LNG revenues of $20.8 million largely attributable to the LNG terminal infrastructure enhancement construction project placed in service in March 2010; and
•	Decreased transportation and storage revenue of $6.6 million primarily attributable to:
o	Lower transportation reservation revenues of $5.4 million primarily due to lower average rates realized on short-term firm capacity on PEPL;
o	Lower interruptible parking revenues of $2.7 million due to less favorable market conditions; and
o	Higher transportation commodity revenues of $1.3 million primarily due to higher volumes flowing on Sea Robin in 2010 versus in 2009, the 2009 volumes having been adversely impacted by Hurricane Ike.

Operating Expenses.  Operating expenses for the three-month period ended June 30, 2010 increased $5.2 million versus the same period in 2009 mainly as the result of:
•	Higher operating, maintenance and general expenses of $2.2 million in 2010 versus 2009 primarily attributable to:
o	A $4 million increase in outside service costs related to field operations primarily attributable to the timing of ongoing in-line pipeline integrity testing costs;
o
A $1.3 million increase in electric power costs associated with the LNG terminal operations primarily due to the LNG terminal infrastructure enhancement construction project placed in service in March 2010 and a higher number of LNG cargoes during 2010;

o	A $1.6 million increase in legal costs primarily due to ongoing litigation;

o
Impact of a net reduction of $3.5 million in the 2010 period in the repair and abandonment cost provision for Hurricanes Ike and Gustav resulting from favorable weather conditions experienced and increased project efficiencies; and

o	A $1 million decrease in contract storage primarily due to a contract termination in March 2010; and
•
Increased depreciation and amortization expense of $2.4 million in 2010 versus 2009 due to a $575.4 million increase in property, plant and equipment placed in service after June 30, 2009.  Depreciation and amortization expense is expected to continue to increase primarily due to significant capital additions, including capitalized costs associated with the LNG terminal infrastructure enhancement construction project placed in service in March 2010.

Other Expense, Net.  Other expense, net for the three-month period ended June 30, 2010 increased $6.8 million versus the same period in 2009 primarily as a result of higher interest expense of $6.4 million primarily attributable to the $150 million 8.125% Senior Notes issued in June 2009 and lower capitalized interest due to the LNG terminal infrastructure enhancement construction project placed in service in March 2010, partially offset by lower interest expense resulting from the repayment of the $60.6 million 6.50% Senior Notes in July 2009 and the repayment of the $40.5 million 8.25% Senior Notes in April 2010.

Income Taxes.  The Company’s EITR was 40 percent and 39 percent for the three-month periods ended June 30, 2010 and 2009, respectively.  Income taxes during the three-month period ended June 30, 2010, versus the same period in 2009, increased $1.2 million primarily due to higher pretax earnings.

Six-month period ended June 30, 2010 versus the six-month period ended June 30, 2009

Operating Revenue.  For the six-month period ended June 30, 2010, operating revenue increased $8.9 million versus the same time period in 2009 mainly as the result of:
•	Higher LNG revenues of $25.3 million largely attributable to the LNG terminal infrastructure enhancement construction project placed in service in March 2010; and
•	Decreased transportation and storage revenue of $17 million primarily attributable to:
o	Lower interruptible parking revenues of $16.1 million due to less favorable market conditions;
o
Lower transportation reservation revenues of $4.7 million primarily due to lower average rates realized on short-term firm capacity on PEPL, in addition to lower average rates realized on Trunkline; and

o	Higher transportation commodity revenues of $3.1 million primarily due to higher volumes flowing on Sea Robin in 2010 versus in 2009, the 2009 volumes having been adversely impacted by Hurricane Ike.

Operating Expenses.  Operating expenses for the six-month period ended June 30, 2010 decreased $8.4 million versus the same period in 2009 mainly as the result of:
•	Lower operating, maintenance and general expenses of $13 million in 2010 versus 2009 primarily attributable to:
o
Impact of a provision for repair and abandonment costs of $16.1 million recorded in 2009 for damages to offshore assets resulting from Hurricane Ike and a reduction in 2010 in the repair and abandonment provision for previous hurricane damages of $3.5 million primarily due to favorable weather conditions experienced and increased project efficiencies;

o	A $2.7 million decrease in fuel tracker costs primarily due to a net under-recovery in 2009 versus a net over-recovery in 2010; and
o	A $4.6 million increase in outside service costs for field operations primarily attributable to offshore operations and the timing of ongoing in-line pipeline integrity testing costs;
o	A $2.5 million increase in administrative outside service costs primarily due to legal costs associated with ongoing litigation; and
o	Higher allocated corporate services costs of $2.5 million primarily due to higher short- and long-term incentive compensation; and
•
Increased depreciation and amortization expense of $3.7 million in 2010 versus 2009 due to a $575.4 million increase in property, plant and equipment placed in service after June 30, 2009.  Depreciation and amortization expense is expected to continue to increase primarily due to significant capital additions, including capitalized costs associated with the LNG terminal infrastructure enhancement construction project placed in service in March 2010.

Other Expense, Net.  Other expense, net for the six-month period ended June 30, 2010 increased $9.4 million versus the same period in 2009 primarily as a result of higher interest expense of $8.6 million primarily attributable to the $150 million 8.125% Senior Notes issued in June 2009 and lower capitalized interest due to the LNG terminal infrastructure enhancement construction project placed in service in March 2010, partially offset by lower interest expense resulting from the repayment of the $60.6 million 6.50% Senior Notes in July 2009 and the repayment of the $40.5 million 8.25% Senior Notes in April 2010.

Income Taxes.  The Company’s EITR was 42 percent and 40 percent for the six-month periods ended June 30, 2010 and 2009, respectively.  Income taxes during the six-month period ended June 30, 2010, versus the same period in 2009, increased $5.9 million primarily due to higher pretax earnings and the impact of $2.9 million of higher income tax expense resulting from the elimination of the Medicare Part D tax subsidy in the PPACA legislation signed into law in March 2010.

OTHER MATTERS

Contingencies

See Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards

See Part I, Item 1. Financial Statements (Unaudited), Note 2 – New Accounting Principles and Other Matters, in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The $112 million working capital deficit at June 30, 2010 is expected to be funded by cash flows from operations and from repayments from Southern Union of intercompany loans.  Based on the Company’s current level of operations, management believes that cash flow from operations, available existing cash, and other sources, including liquid working capital and new borrowings, will be adequate to meet liquidity needs for the next several years, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations.

Potential Sea Robin Impairment.  Sea Robin, comprised primarily of offshore facilities, suffered damage related to several platforms and gathering pipelines from Hurricane Ike.  See Item 1. Financial Statements (Unaudited), Note 2 – New Accounting Principles and Other Matters – Asset Impairment for information related to the Company’s analysis of the Sea Robin assets for potential impairment as of December 31, 2009.  The Company currently estimates that approximately $135 million of the approximately $185 million total estimated capital replacement and retirement expenditures to replace property and equipment damaged by Hurricane Ike are related to Sea Robin.  This estimate is subject to further revision as certain work, primarily retirements, is ongoing. The Company anticipates partial reimbursement from its property insurance carrier for its damages in excess of its $10 million deductible, except for certain expenditures not reimbursable under the insurance policy terms.  Additionally, Sea Robin has implemented a rate surcharge approved by FERC in September 2009, subject to refund, to recover Hurricane Ike-related costs not otherwise recovered from insurance proceeds or from other third parties.  To the extent the Company’s capital expenditures are not recovered through insurance proceeds or through its hurricane rate surcharge, its net investment in Sea Robin’s property and equipment would increase without necessarily generating additional revenues unless the incremental costs are recovered through future rate proceedings or additional throughput.  See Item 1. Financial Statements (Unaudited), Note 5 – Regulatory Matters for information related to the surcharge filing.  If the amount of the estimated Sea Robin insurance reimbursements are significantly reduced or it experiences other adverse developments incrementally impacting the Company’s related net investment or anticipated future cash flows that are not remedied through rate proceedings, the Company could potentially be required to record an impairment of its net investment in Sea Robin.

Retirement of Debt Obligations. The Company repaid its $40.5 million 8.25% Senior Notes that matured in April 2010 using repayments from Southern Union of intercompany loans.

Credit Ratings. As of June 30, 2010, the Company’s debt was rated Baa3 by Moody's Investor Services, Inc., BBB- by Standard & Poor's and BBB- by Fitch Ratings.  If the Company’s credit ratings are downgraded below investment grade or if there are times when it is placed on "credit watch," both borrowing costs and the costs of maintaining certain contractual relationships could increase.  The Company’s credit rating can be impacted by the credit rating and activities of its parent company, Southern Union Company.  Thus, adverse impacts to Southern Union and its activities, which may include activities unrelated to the Company, may have adverse impacts on the Company’s credit rating and financing and operating costs.

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

Trunkline LNG Cost and Revenue Study

On July 1, 2009, Trunkline LNG filed a Cost and Revenue Study with respect to the Trunkline LNG facility expansions completed in 2006, in compliance with FERC orders.  BG LNG Services (BGLS) filed a motion to intervene and protest on July 14, 2009.  By order dated July 26, 2010, FERC determined that since (i) Trunkline LNG has fixed negotiated rates with BGLS through 2015, which would be unaffected by any rate change that might be determined through hearing at this time, and (ii) current costs and revenues are not necessarily representative of Trunkline LNG’s costs and revenues at the termination of the negotiated rate period in 2015, there was no reason to expend FERC’s and parties’ resources on a Natural Gas Act section 5 proceeding at this time.  The order is subject to rehearing.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s COO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Panhandle’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Controls

Management’s assessment of internal control over financial reporting as of December 31, 2009 was included in Panhandle’s Annual Report on Form 10-K filed on March 1, 2010.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors.

Except for the additional risk factor information described below, there have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on March 1, 2010.  The following additional risk factor information should be read in conjunction with the related disclosure in PART I, ITEM 1A. Risk Factors, in the Company’s Form 10-K for the year ended December 31, 2009.

The Company is subject to risks resulting from the recent moratorium on and the resulting increased costs of offshore deepwater drilling.

On May 6, 2010, the United States Department of Interior (DOI) implemented a six-month moratorium on offshore drilling in water deeper than 500 feet in response to the blowout and explosion on April 20, 2010 at the British Petroleum Plc deepwater well in the Gulf of Mexico.  The offshore drilling moratorium, which was subject to various challenges filed in the U.S. District Court, was implemented to permit the DOI to review the safety protocols and procedures used by offshore drilling companies, which review will enable the DOI to recommend enhanced safety and training needs for offshore drilling companies.  The moratorium was lifted by a ruling in the U.S. District Court on June 23, 2010.  The DOI appealed the ruling to the U.S. Court of Appeals for the 5th Circuit.  In July 2010, the DOI issued a separate revised six-month moratorium on new offshore drilling operations.  It is expected that this moratorium will also be subject to court challenges.  Additionally, the United States Mineral Management Service has been fundamentally restructured by the DOI with the intent of providing enhanced oversight of onshore and offshore drilling operations for regulatory compliance enforcement, energy development and revenue collection.   Although it is not possible at this time to predict whether or when new drilling or production operating regulations will be implemented, any additional regulation would likely increase the cost of both offshore and onshore drilling and production operations.  The increased cost of drilling operations could result in decreased drilling activity in the areas serviced by the Company.  Furthermore, if the drilling moratorium remains intact, the impact of the moratorium could result in offshore drilling companies relocating their offshore drilling operations to regions outside of the United States.   Such matters could result in a reduction in the future development and production of natural gas reserves in the vicinity of the Company’s facilities, which could adversely affect  the Company’s business, financial condition, results of operations and cash flows.

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

4(e)
Fourth Supplemental Indenture dated as of March 12, 2004, between Panhandle and J.P. Morgan Trust Company, National Association (succeeded to by The Bank of New York Trust Company, N.A., which changed its name to The Bank of New York Mellon Trust Company, N.A.), as Trustee.  (Filed as Exhibit 4.E to the Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: August 5, 2010	By: /s/ ROBERT O. BOND
Robert O. Bond President and Chief Operating Officer (authorized officer) /s/ GARY W. LEFELAR Gary W. Lefelar Senior Vice President and Chief Accounting Officer (principal accounting officer)