Form 10-Q
period 2010-09-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2010-11-04
CIK 76063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
_______________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2010

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
September 30, 2010

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
Trunkline LNG                                     Trunkline LNG Company, LLC

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Operating revenue
Transportation and storage of natural gas	$130,568	$140,929	$407,897	$435,224
LNG terminalling revenue	53,783	33,668	145,561	100,156
Other revenue	2,212	1,495	6,870	5,622
Total operating revenue	186,563	176,092	560,328	541,002

Operating expenses
Operation, maintenance and general	56,704	54,093	165,350	178,649
Operation, maintenance and general - affiliates (Note 4)	13,292	11,434	38,896	34,160
Depreciation and amortization	31,191	28,338	91,264	84,684
Taxes, other than on income	8,734	8,397	26,856	25,633
Total operating expenses	109,921	102,262	322,366	323,126

Operating income	76,642	73,830	237,962	217,876

Other income (expense)
Interest expense	(26,910)	(22,287)	(76,450)	(63,199)
Interest income - affiliates (Note 4)	2,294	2,225	6,449	6,910
Other, net	63	227	206	570
Total other income (expense)	(24,553)	(19,835)	(69,795)	(55,719)

Earnings before income taxes	52,089	53,995	168,167	162,157

Income taxes	20,577	21,010	69,310	63,839

Net earnings	$31,512	$32,985	$98,857	$98,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2010	December 31, 2009
Assets	(In thousands)

Current assets
Cash and cash equivalents	$68	$55
Accounts receivable, billed and unbilled, less allowances of
$1,147 and $1,147, respectively	67,485	67,485
Accounts receivable - related parties (Note 4)	4,172	6,083
Natural gas imbalances - receivable	70,078	126,842
System natural gas and operating supplies (Note 3)	97,697	214,706
Deferred income taxes	13,841	20,707
Other	9,594	8,343
Total current assets	262,935	444,221

Property, plant and equipment
Plant in service	3,908,040	3,353,822
Construction work-in-progress	63,895	495,588
	3,971,935	3,849,410
Less accumulated depreciation and amortization	591,090	493,873
Net property, plant and equipment	3,380,845	3,355,537

Note receivable - Southern Union (Note 4)	424,830	327,480
Note receivable - CrossCountry Citrus (Note 4)	368,126	368,126
Non-current system natural gas (Note 3)	7,272	8,831
Other	17,877	20,202

Total assets	$4,461,885	$4,524,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2010	December 31, 2009
	(In thousands)
Partners' Capital
Partners' capital	$1,591,893	$1,493,036
Accumulated other comprehensive loss	(18,377)	(19,541)
Tax sharing note receivable - Southern Union	(3,696)	(5,218)
Total partners' capital	1,569,820	1,468,277

Long-term debt (Note 7)	1,984,381	1,984,246
Total capitalization	3,554,201	3,452,523

Current liabilities
Current portion of long-term debt (Note 7)	-	40,500
Accounts payable	10,553	8,228
Accounts payable - related parties (Note 4)	25,065	24,881
Natural gas imbalances - payable	140,142	321,638
Accrued taxes	24,204	17,975
Accrued interest	23,966	15,125
Capital accruals	44,246	50,246
Asset retirement obligations	28,548	45,971
Other	73,118	75,068
Total current liabilities	369,842	599,632

Deferred income taxes, net	476,499	418,992
Other	61,343	53,250

Commitments and contingencies (Note 12)

Total partners' capital and liabilities	$4,461,885	$4,524,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash flows provided by operating activities:
Net earnings	$98,857	$98,318
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	91,264	84,684
Deferred income taxes	63,559	99,489
Changes in operating assets and liabilities	6,589	42,774
Net cash flows provided by operating activities	260,269	325,265

Cash flows provided by (used in) investing activities:
Net increase in note receivable - Southern Union	(97,350)	(173,250)
Net decrease in income taxes payable - related parties	(17,456)	(44,781)
Decrease in note receivable - CrossCountry Citrus	-	24,265
Additions to property, plant and equipment	(108,835)	(227,110)
Other	3,874	(619)
Net cash flows used in investing activities	(219,767)	(421,495)

Cash flows provided by (used in) financing activities:
Increase in book overdraft	11	8,066
Issuance of long-term debt	-	150,000
Issuance costs of debt	-	(1,191)
Repayment of debt	(40,500)	(60,623)
Net cash flows provided by (used in) financing activities	(40,489)	96,252

Change in cash and cash equivalents	13	22

Cash and cash equivalents at beginning of period	55	28
Cash and cash equivalents at end of period	$68	$50

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

	Partners' Capital	Accumulated Other Comprehensive Loss	Tax Sharing Note Receivable-Southern Union	Total
	(In thousands)

Balance December 31, 2009	$1,493,036	$(19,541)	$(5,218)	$1,468,277

Tax sharing receivable - Southern Union	-	-	1,522	1,522

Comprehensive income:
Net earnings	98,857	-	-	98,857
Net change in other comprehensive loss (Note 6)	-	1,164	-	1,164
Comprehensive income				100,021

Balance September 30, 2010	$1,591,893	$(18,377)	$(3,696)	$1,569,820

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

As there were no indicators of potential impairment during 2010, the impairment test was not performed as of September 30, 2010.  However, to the extent the Company’s capital expenditures resulting from Hurricane Ike damage are not recovered through insurance proceeds or through Sea Robin’s hurricane rate surcharge, its net investment in Sea Robin’s property and equipment would increase without necessarily generating additional revenues unless the incremental costs are recovered through future rate proceedings or additional throughput.  See Note 5 – Regulatory Matters for information related to the surcharge filing.  If the amount of the estimated Sea Robin insurance reimbursements are significantly reduced or Sea Robin experiences other adverse developments incrementally impacting the Company’s related net investment or anticipated future cash flows that are not remedied through rate proceedings, the Company could potentially be required to record an impairment of its net investment in Sea Robin.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of inventory at the dates indicated are as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Current
Natural gas (1)	$81,066	$198,712
Materials and supplies	16,631	15,994
Total current	97,697	214,706
Non-Current
Natural gas (1)	7,272	8,831
	$104,969	$223,537

 _________________
(1)	Natural gas volumes held for operations at September 30, 2010 and December 31, 2009 were 20,705,000 MMBtu and 35,039,000 MMBtu, respectively.

4.  Related Party Transactions

The following table provides a summary of related party transactions for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related Party Transactions	2010	2009	2010	2009
	(In thousands)

Transportation and storage of natural gas (1)	$656	$805	$2,581	$2,706
Operation, maintenance and general - affiliates:
Management and royalty fees	4,663	4,403	14,007	13,515
Other expenses (2)	8,629	7,031	24,889	20,645
Other income (3)	2,344	2,276	6,627	7,079
 _________________
(1)	Represents transportation and storage revenues with Missouri Gas Energy, a Southern Union division.
(2)	Primarily includes allocations of corporate charges from Southern Union, partially offset for expenses attributable to services provided by Panhandle on behalf of other affiliate companies.
(3)	Primarily includes interest income associated with the Southern Union and CrossCountry Citrus note receivables.

Pursuant to a demand note with Southern Union Company under a cash management program, as of September 30, 2010, the Company had loaned excess cash, net of repayments, totaling $424.8 million to Southern Union since Southern Union acquired the Company.  The Company is credited with interest on the note at a one-month LIBOR rate.  Included in Interest income - affiliates in the accompanying unaudited interim Condensed Consolidated Statement of Operations is interest income of $427,000 and $995,000 for the three- and nine-month periods ended September 30, 2010, respectively, and $383,000 and $1.1 million for the three- and nine-month periods ended September 30, 2009, respectively, related to interest on the Note receivable – Southern Union.  Given the uncertainties regarding the timing of the Company’s cash flows, including financings, capital expenditures and operating cash flows, the Company has reported the Note receivable – Southern Union as a non-current asset.  The Company does have access to the funds via the demand note and does expect repayment to ultimately occur to primarily fund capital expenditures or debt retirements.

The interest rate under the Note receivable – CrossCountry Citrus is based on the variable interest rate under the term loan facility due in 2012 plus a credit spread over LIBOR of 112.5 basis points.  Included in Interest income – affiliates in the Consolidated Statement of Operations is interest income of $1.9 million and $5.5 million for the three- and nine-month periods ended September 30, 2010, respectively, with $1.8 million and $5.8 million for the three- and nine-month periods ended September 30, 2009, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a summary of the accounts receivable and payable related party balances at the dates indicated.

	September 30, 2010	December 31, 2009
	(In thousands)

Accounts receivable - related parties (1)	$4,172	$6,083

Accounts payable - related parties:
Southern Union - income taxes (2)	$4,621	$22,077
Southern Union - other (3)	20,257	2,615
Other (4)	187	189
	$25,065	$24,881

______________________________
(1)	Primarily related to interest income associated with the Note receivable – CrossCountry Citrus and services provided for Citrus.
(2)	Related to income taxes payable to Southern Union per the tax sharing agreement to provide for taxes to be remitted upon the filing of the tax return.
(3)
Primarily related to payroll funding provided by Southern Union.  The September 30, 2010 amount includes insurance costs paid by Southern Union on behalf of the Company.  The December 31, 2009 amount is net of insurance proceeds of $16.1 million owed by Southern Union to the Company.

(4)	Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of the Company.

5. Regulatory Matters

On August 31, 2009, Sea Robin filed with FERC to implement a rate surcharge to recover Hurricane Ike-related costs not otherwise recovered from insurance proceeds or from other third parties, with initial accumulated net costs of approximately $38 million included in the filing.  On September 30, 2009, FERC approved the surcharge to be effective March 1, 2010, subject to refund and the outcome of hearings with FERC to explore issues set forth in certain customer protests, including the costs to be included and the applicability of the surcharge to discounted contracts.  On August 31, 2010, Sea Robin submitted its semiannual filing related to the surcharge which reflected updated costs incurred of approximately $46 million, net of insurance and surcharge recoveries, which were reflected in the updated surcharge rate effective October 1, 2010, subject to refund.  The ultimate outcome of this matter is pending a FERC decision.

6.  Comprehensive Income

The table below provides an overview of comprehensive income for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Net earnings	$31,512	$32,985	$98,857	$98,318
Change in fair value of interest rate hedges, net of tax of $(1,459),
$(2,474), $(5,073) and $(2,062), respectively	(2,172)	(3,680)	(7,547)	(3,068)
Reclassification of unrealized loss on interest rate hedges into earnings, net of tax of $2,121, $2,086, $6,494 and $5,320,
respectively	3,160	3,106	9,670	7,922
Reclassification of net actuarial loss and prior service credit relating to other postretirement benefits into earnings, net of tax
of $(203), $(91), $(608) and $(273), respectively	(319)	(307)	(959)	(923)
Total other comprehensive income	669	(881)	1,164	3,931
Total comprehensive income	$32,181	$32,104	$100,021	$102,249

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.  Debt Obligations

The following table sets forth the debt obligations of the Company at the dates indicated:

Long-term Debt Obligations	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

6.05% Senior Notes due 2013	$250,000	$272,418	$250,000	$269,733
6.20% Senior Notes due 2017	300,000	330,834	300,000	319,455
8.125% Senior Notes due 2019	150,000	182,532	150,000	173,111
8.25% Senior Notes due 2010	-	-	40,500	41,143
7.00% Senior Notes due 2029	66,305	72,773	66,305	69,866
7.00% Senior Notes due 2018	400,000	455,368	400,000	434,560
Term Loans due 2012	815,391	795,988	815,391	758,108
Net premiums on long-term debt	2,685	2,685	2,550	2,550
Total debt outstanding	1,984,381	$2,112,598	2,024,746	$2,068,526
Current portion of long-term debt	-		(40,500)
Total long-term debt	$1,984,381		$1,984,246

The fair value of the Company’s term loans due 2012 as of September 30, 2010 and December 31, 2009 were determined using the market approach, which utilized reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of that type and size.

The fair value of the Company’s other long-term debt as of September 30, 2010 and December 31, 2009 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.

The Company repaid the $40.5 million 8.25% Senior Notes in April 2010 primarily using repayments from Southern Union of intercompany loans.

8. Postretirement Benefits

The net periodic benefit cost of the Company’s postretirement benefit plan for the periods presented includes the components noted in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Service cost	$575	$550	$1,725	$1,650
Interest cost	872	785	2,616	2,355
Expected return on plan assets	(837)	(600)	(2,512)	(1,800)
Prior service credit amortization	(522)	(522)	(1,566)	(1,566)
Actuarial loss amortization	-	125	-	375
Net periodic benefit cost	$88	$338	$263	$1,014

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  Taxes on Income

The following table summarizes the Company’s income taxes for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Income tax expense	$20,577	$21,010	$69,310	$63,839
Effective tax rate	40%	39%	41%	39%

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

Interest Rate Swaps.  As of September 30, 2010, the Company had outstanding pay-fixed interest rate swaps with a total notional amount of $455 million applicable to the LNG Holdings $455 million term loan issued in 2007. These interest rate swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of September 30, 2010, approximately $11.9 million of net after-tax losses in Accumulated other comprehensive loss related to these interest rate swaps is expected to be amortized into Interest expense during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

Treasury Rate Locks.  As of September 30, 2010, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods are associated with interest payments on outstanding long-term debt.  These treasury rate locks are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of September 30, 2010, approximately $165,000 of net after-tax losses in Accumulated other comprehensive loss related to these treasury rate locks will be amortized into Interest expense during the next twelve months.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the fair value amounts of the Company’s liability derivative instruments and their location in the Condensed Consolidated Balance Sheet at the dates indicated.  There were no asset derivative instruments as of the dates indicated.

		Fair Value
Balance Sheet Location		September 30, 2010	December 31, 2009
		(In thousands)
Cash Flow Hedges
Interest rate contracts	Other current liabilities	$19,897	$18,754
Other noncurrent liabilities		9,489	13,975
		$29,386	$32,729

The following table summarizes the location and amount of derivative instrument gains and losses for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cash Flow Hedges (1)	(In thousands)
Interest rate contracts:
Change in fair value - increase/(decrease) in Accumulated other
comprehensive loss, excluding tax expense effect of $1,459, $2,474, $5,073 and $2,062, respectively	$3,631	$6,154	$12,620	$5,130
Reclassification of unrealized loss from Accumulated other comprehensive loss - increase of Interest expense, excluding tax expense effect of $2,121, $2,086, $6,494 and $5,320, respectively	5,281	5,192	16,164	13,242
____________
(1)	See Note 6 – Comprehensive Income for additional related information.

11. Fair Value Measurement

At September 30, 2010, the Company had no assets measured at fair value on a recurring basis. The following table sets forth the Company’s liabilities that are measured at fair value on a recurring basis at the date indicated:

		Fair Value Measurements at September 30, 2010
		Using Fair Value Hierarchy
		Quoted Prices in
	Fair Value	Active Markets for	Significant Other
	as of	Identical Assets	Observable Inputs
	September 30, 2010	(Level 1)	(Level 2)
	(In thousands)
Liabilities:
Interest-rate derivatives	$29,386	$-	$29,386
Total	$29,386	$-	$29,386

The Company’s Level 2 interest-rate swap derivative instruments are valued using pricing models based on an income approach that discounts future cash flows to a present value amount. The significant pricing model inputs for the interest-rate swaps include published rates for U.S. Dollar LIBOR interest rate swaps. The pricing model also adjusts for nonperformance risk associated with the counterparty or Company, as applicable, through the use of credit risk adjusted discount rates based on published default rates. The Company did not have any Level 3 instruments measured at fair value using significant unobservable inputs at September 30, 2010 or December 31, 2009.

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

Will Price, an individual, filed actions in the U.S. District Court for the District of Kansas for damages against a number of companies, including the Company, alleging mis-measurement of natural gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  On September 19, 2009, the Court denied plaintiffs’ request for class certification.  Plaintiffs have filed a motion for reconsideration, which the Court denied on March 31, 2010.  The Company believes that its measurement practices conformed to the terms of its FERC natural gas tariffs, which were filed with and approved by FERC.  As a result, the Company believes that it has meritorious defenses to the Will Price lawsuit (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that the Company complied with the terms of its tariffs) and will continue to vigorously defend the case.  The Company does not believe the outcome of the Will Price litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

The East End Project involved the installation of a total of approximately 31 miles of pipeline in and around Tuscola, Illinois, Montezuma, Indiana and Zionsville, Indiana.  Construction began in 2007 and was completed in the second quarter of 2008.  PEPL is seeking recovery of each contractor’s share of approximately $50 million of cost overruns from the construction contractor, an inspection contractor and the construction management contractor for improper welding, inspection and construction management of the East End Project.  Certain of the contractors have filed counterclaims against PEPL for alleged underpayments of approximately $18 million.  The matter is pending in state court in Harris County, Texas.  The trial date is currently set for the first quarter of 2011.  The Company does not believe the outcome of this case will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s environmental remediation activities are undertaken in cooperation with and under the oversight of appropriate regulatory agencies, enabling the Company under certain circumstances to take advantage of various voluntary cleanup programs in order to perform the remediation in the most effective and efficient manner.  The costs incurred by the Company while performing such remediation is included in the estimates associated with probable environmental response actions.

The table below reflects the amount of accrued liabilities recorded at the dates indicated to cover probable environmental response actions:

	September 30,	December 31,
	2010	2009
	(In thousands)

Current	$4,060	$5,891
Noncurrent	4,875	5,654
Total environmental liabilities	$8,935	$11,545

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

In August 2010, EPA finalized a rule that requires reductions in a number of pollutants, including formaldehyde and carbon monoxide, for certain engines regardless of size at Area Sources (sources that emit less than ten tons per year of any one Hazardous Air Pollutant (HAP) or twenty-five tons per year of all HAPs) and engines less than 500 horsepower at Major Sources (sources that emit ten tons per year or more of any one HAP or twenty-five tons per year of all HAPs).  Compliance is required by October 2013.  It is anticipated that the limits adopted in this rule will be used in a future EPA rule that is scheduled to be finalized in 2013, with compliance required in 2016.  This future rule is expected to require reductions in formaldehyde and carbon monoxide emissions from engines greater than 500 horsepower at Major Sources.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company is currently reviewing the potential impact of the August 2010 Area Source National Emissions Standards for Hazardous Air Pollutants rule and proposed rules regarding HAPs and ozone and the new nitrogen dioxide standard on its operations and the potential costs associated with the installation of emission control systems on its existing engines.  Costs associated with these activities cannot be estimated with any certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

SPCC Rules.  In October 2007, the EPA proposed amendments to the SPCC rules with the stated intention of providing greater clarity, tailoring requirements and streamlining requirements.  On October 7, 2010, EPA amended the compliance date for certain facilities from November 10, 2010 to November 10, 2011.  The Company is currently reviewing the impact of the modified regulations on its operations and may incur costs for tank integrity testing, alarms and other associated corrective actions as well as potential upgrades to containment structures.  Costs associated with such activities cannot be estimated with certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Operating revenue
Transportation and storage of natural gas	$130,568	$140,929	$407,897	$435,224
LNG terminalling revenue	53,783	33,668	145,561	100,156
Other revenue	2,212	1,495	6,870	5,622
Total operating revenue	186,563	176,092	560,328	541,002

Operating expenses
Operation, maintenance and general	69,996	65,527	204,246	212,809
Depreciation and amortization	31,191	28,338	91,264	84,684
Taxes, other than on income	8,734	8,397	26,856	25,633
Total operating expenses	109,921	102,262	322,366	323,126

Operating income	76,642	73,830	237,962	217,876

Other income (expense)
Interest expense, net	(26,910)	(22,287)	(76,450)	(63,199)
Other, net	2,357	2,452	6,655	7,480
Total other income (expense)	(24,553)	(19,835)	(69,795)	(55,719)

Earnings before income taxes	52,089	53,995	168,167	162,157

Income taxes	20,577	21,010	69,310	63,839

Net earnings	$31,512	$32,985	$98,857	$98,318

Operating information:
Panhandle natural gas volumes transported (TBtu)	326	331	1,027	1,134

Three-month period ended September 30, 2010 versus the three-month period ended September 30, 2009

Operating Revenue.  For the three-month period ended September 30, 2010, operating revenue increased $10.5 million versus the same time period in 2009 mainly as the result of:
•	Higher LNG revenues of $20.1 million largely attributable to the LNG terminal infrastructure enhancement construction project placed in service in March 2010; and
•	Decreased transportation and storage revenue of $10.4 million primarily attributable to:
o
Lower transportation reservation revenues of $5.3 million in 2010 versus 2009 primarily due to lower average rates realized on short-term firm capacity on PEPL, in addition to lower average rates realized on Trunkline; and

o	Lower interruptible parking revenues of $5.3 million primarily due to less favorable market conditions resulting in lower rates in 2010.

Operating Expenses.  Operating expenses for the three-month period ended September 30, 2010 increased $7.7 million versus the same period in 2009 mainly as the result of:
•	Higher operating, maintenance and general expenses of $4.5 million in 2010 versus 2009 primarily attributable to:
o	Impact of a net reduction of $3.5 million in the repair and abandonment cost provision for Hurricane Ike in the 2009 period;
o	A $1.1 million increase in administrative outside service costs primarily due to legal costs associated with ongoing litigation;
o	Higher allocated corporate services costs of $1.1 million primarily due to higher short- and long-term corporate incentive compensation;
o
A $900,000 increase in outside service costs for field operations primarily attributable to plant services  related to the LNG terminal infrastructure enhancement construction project placed in service in March 2010; and

o	Impact of a $2.8 million increase in environmental reserves in 2009 primarily attributable to estimated costs to remediate PCBs at the Company’s facilities; and
•
Increased depreciation and amortization expense of $2.9 million in 2010 versus 2009 due to a $582.4 million increase in property, plant and equipment placed in service after September 30, 2009.  Depreciation and amortization expense is expected to continue to increase primarily due to significant capital additions, including capitalized costs associated with the LNG terminal infrastructure enhancement construction project placed in service in March 2010.

Other Expense, Net.  Other expense, net for the three-month period ended September 30, 2010 increased $4.7 million versus the same period in 2009 primarily as a result of higher interest expense of $4.6 million primarily attributable to the lower capitalized interest due to the LNG terminal infrastructure enhancement construction project placed in service in March 2010, partially offset by lower net debt premium amortization and lower interest expense resulting from the repayment of the $40.5 million 8.25% Senior Notes in April 2010.

Income Taxes.  The Company’s EITR was 40 percent and 39 percent for the three-month periods ended September 30, 2010 and 2009, respectively.  Income taxes during the three-month period ended September 30, 2010, versus the same period in 2009, decreased $400,000 primarily due to lower pretax earnings.

Nine-month period ended September 30, 2010 versus the nine-month period ended September 30, 2009

Operating Revenue.  For the nine-month period ended September 30, 2010, operating revenue increased $19.3 million versus the same time period in 2009 mainly as the result of:
•	Higher LNG revenues of $45.4 million largely attributable to the LNG terminal infrastructure enhancement construction project placed in service in March 2010; and
•	Decreased transportation and storage revenue of $27.3 million primarily attributable to:
o	Lower interruptible parking revenues of $21.4 million primarily due to less favorable market conditions resulting in lower rates in 2010;
o
Lower transportation reservation revenues of $9.9 million in 2010 versus 2009 primarily due to lower average rates realized on short-term firm capacity on PEPL, in addition to lower average rates realized on Trunkline; and

o	Higher transportation commodity revenues of $3.2 million primarily due to higher volumes flowing on Sea Robin in 2010 versus in 2009, the 2009 volumes having been adversely impacted by Hurricane Ike.

Operating Expenses.  Operating expenses for the nine-month period ended September 30, 2010 decreased $800,000 versus the same period in 2009 mainly as the result of:
•	Lower operating, maintenance and general expenses of $8.6 million in 2010 versus 2009 primarily attributable to:
o
Impact of a provision for repair and abandonment costs of $12.3 million recorded in 2009 for damages to offshore assets resulting from Hurricane Ike and a reduction in 2010 in the repair and abandonment provision for previous hurricane damages of $3.6 million primarily due to project scope reductions resulting from favorable weather conditions experienced and realized project efficiencies;

o	Impact of a $3.8 million increase in environmental reserves in 2009 primarily attributable to estimated costs to remediate PCBs at the Company’s facilities
o
A $5.5 million increase in outside service costs for field operations primarily attributable to plant services  related to the LNG terminal infrastructure enhancement construction project placed in service in March 2010 and higher in-line inspection costs;

o	Higher allocated corporate services costs of $3.6 million primarily due to higher short- and long-term corporate incentive compensation; and
o	A $2.6 million increase in legal costs primarily due to ongoing litigation; and
•
Increased depreciation and amortization expense of $6.6 million in 2010 versus 2009 due to a $582.4 million increase in property, plant and equipment placed in service after September 30, 2009.  Depreciation and amortization expense is expected to continue to increase primarily due to significant capital additions, including capitalized costs associated with the LNG terminal infrastructure enhancement construction project placed in service in March 2010.

Other Expense, Net.  Other expense, net for the nine-month period ended September 30, 2010 increased $14.1 million versus the same period in 2009 primarily as a result of higher interest expense of $13.3 million primarily attributable to lower capitalized interest due to the LNG terminal infrastructure enhancement construction project placed in service in March 2010 and the $150 million 8.125% Senior Notes issued in June 2009, partially offset by lower interest expense resulting from the repayment of the $60.6 million 6.50% Senior Notes in July 2009 and the repayment of the $40.5 million 8.25% Senior Notes in April 2010.

Income Taxes.  The Company’s EITR was 41 percent and 39 percent for the nine-month periods ended September 30, 2010 and 2009, respectively.  Income taxes during the nine-month period ended September 30, 2010, versus the same period in 2009, increased $5.5 million primarily due to higher pretax earnings and the impact of $2.9 million of higher income tax expense resulting from the elimination of the Medicare Part D tax subsidy in the PPACA legislation signed into law in March 2010.

OTHER MATTERS

Contingencies

See Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards

See Part I, Item 1. Financial Statements (Unaudited), Note 2 – New Accounting Principles and Other Matters, in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The $106.9 million working capital deficit at September 30, 2010 is expected to be funded by cash flows from operations and from repayments from Southern Union of intercompany loans.  Based on the Company’s current level of operations, management believes that cash flow from operations, available existing cash, and other sources, including liquid working capital and new borrowings, will be adequate to meet liquidity needs for the next several years, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations.

Potential Sea Robin Impairment.  Sea Robin, comprised primarily of offshore facilities, suffered damage from Hurricane Ike related to several platforms and gathering pipelines.  See Item 1. Financial Statements (Unaudited), Note 2 – New Accounting Principles and Other Matters – Asset Impairment for information related to the Company’s analysis of the Sea Robin assets for potential impairment as of December 31, 2009.  The Company currently estimates that approximately $130 million of the approximately $170 million total estimated capital replacement and retirement expenditures to replace property and equipment damaged by Hurricane Ike are related to Sea Robin.  This estimate is subject to further revision as certain work, primarily retirements, is ongoing. The Company anticipates partial reimbursement from its property insurance carrier for its damages in excess of its $10 million deductible, except for certain expenditures not reimbursable under the insurance policy terms.  Additionally, Sea Robin has implemented a rate surcharge approved by FERC in September 2009, subject to refund, to recover Hurricane Ike-related costs not otherwise recovered from insurance proceeds or from other third parties.  To the extent the Company’s capital expenditures are not recovered through insurance proceeds or through its hurricane rate surcharge, its net investment in Sea Robin’s property and equipment would increase without necessarily generating additional revenues unless the incremental costs are recovered through future rate proceedings or additional throughput.  See Item 1. Financial Statements (Unaudited), Note 5 – Regulatory Matters for information related to the surcharge filing.  If the amount of the estimated Sea Robin insurance reimbursements are significantly reduced or Sea Robin experiences other adverse developments incrementally impacting the Company’s related net investment or anticipated future cash flows that are not remedied through rate proceedings, the Company could potentially be required to record an impairment of its net investment in Sea Robin.

Retirement of Debt Obligations. The Company repaid its $40.5 million 8.25% Senior Notes that matured in April 2010 using repayments from Southern Union of intercompany loans.

Credit Ratings. As of September 30, 2010, the Company’s debt was rated Baa3 by Moody's Investor Services, Inc., BBB- by Standard & Poor's and BBB- by Fitch Ratings.  If the Company’s credit ratings are downgraded below investment grade or if there are times when it is placed on "credit watch," the Company could be negatively impacted as follows:
•	Borrowing costs associated with debt obligations could increase annually up to approximately $4.4 million; and

•	FERC may be unwilling to allow the Company to pass along increased debt service costs to natural gas customers.

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

Trunkline LNG Cost and Revenue Study

On July 1, 2009, Trunkline LNG filed a Cost and Revenue Study with respect to the Trunkline LNG facility expansions completed in 2006, in compliance with FERC orders.  BG LNG Services (BGLS) filed a motion to intervene and protest on July 14, 2009.  By order dated July 26, 2010, FERC determined that since (i) Trunkline LNG has fixed negotiated rates with BGLS through 2015, which would be unaffected by any rate change that might be determined through hearing at this time, and (ii) current costs and revenues are not necessarily representative of Trunkline LNG’s costs and revenues at the termination of the negotiated rate period in 2015, there was no reason to expend FERC’s and parties’ resources on a Natural Gas Act section 5 proceeding at this time.  The order is final and not subject to rehearing.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s COO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Panhandle’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Controls

Management’s assessment of internal control over financial reporting as of December 31, 2009 was included in Panhandle’s Annual Report on Form 10-K filed on March 1, 2010.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.  Forward-looking statements are based on management’s beliefs and assumptions.  These forward-looking statements, which address the Company’s expected business and financial performance, among other matters, are identified by terms and phrases such as:  anticipate, believe, intend, estimate, expect, continue, should, could, may, plan, project, predict, will, potential, forecast and similar expressions.  Forward-looking statements involve risks and uncertainties that may or could cause actual results to be materially different from the results predicted.  Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	changes in demand for natural gas and related services by customers, in the composition of the Company’s customer base and in the sources of natural gas available to the Company;
•
the effects of inflation and the timing and extent of changes in the prices and overall demand for and availability of natural gas as well as electricity, oil, coal and other bulk materials and chemicals;

•	adverse weather conditions, such as warmer or colder than normal weather in the Company’s service territories, as applicable, and the operational impact of natural disasters;
•
changes in laws or regulations, third-party relations and approvals, and decisions of courts, regulators and/or governmental bodies affecting or involving the Company, including deregulation initiatives and the impact of rate and tariff proceedings before FERC and various state regulatory commissions;

•	the speed and degree to which additional competition, including competition from alternative forms of energy, is introduced to the Company’s business and the resulting effect on revenues;
•	the impact and outcome of pending and future litigation and/or regulatory investigations, proceedings or inquiries;
•	the ability to comply with or to successfully challenge existing and/or or new environmental, safety and other laws and regulations;
•	unanticipated environmental liabilities;
•	the uncertainty of estimates, including accruals and costs of environmental remediation;
•	the impact of potential impairment charges;
•	the ability to acquire new businesses and assets and integrate those operations into its existing operations, as well as its ability to expand its existing businesses and facilities;
•	the timely receipt of required approvals by applicable governmental entities for the construction and operation of the pipelines and other projects;
•	the ability to complete expansion projects on time and on budget;
•	the ability to control costs successfully and achieve operating efficiencies, including the purchase and implementation of new technologies for achieving such efficiencies;
•
the impact of factors affecting operations such as maintenance or repairs, environmental incidents, natural gas pipeline system constraints and relations with labor unions representing bargaining-unit employees;

•	the performance of contractual obligations by customers, service providers and contractors;
•
exposure to customer concentrations with a significant portion of revenues realized from a relatively small number of customers and any credit risks associated with the financial position of those customers;

•	changes in the ratings of the Company’s debt securities;
•
the risk of a prolonged slow-down in growth or decline in the United States economy or the risk of delay in growth or decline in the United States economy, including liquidity risks in United States credit markets;

•	the impact of unsold pipeline capacity being greater than expected;
•
changes in interest rates and other general market and economic conditions, and in the Company’s ability to obtain additional financing on acceptable terms, whether in the capital markets or otherwise;

•	declines in the market prices of equity and debt securities and resulting funding requirements for other postretirement benefit plans;
•	acts of nature, sabotage, terrorism or other similar acts that cause damage to the facilities or those of the Company’s suppliers' or customers' facilities;
•	market risks beyond the Company’s control affecting its risk management activities including market liquidity, commodity price volatility and counterparty creditworthiness;
•	the availability/cost of insurance coverage and the ability to collect under existing insurance policies;
•	the risk that material weaknesses or significant deficiencies in internal controls over financial reporting could emerge or that minor problems could become significant;
•
changes in accounting rules, regulations and pronouncements that impact the measurement of the results of operations, the timing of when such measurements are to be made and recorded and the disclosures surrounding these activities;

•
the effects of changes in governmental policies and regulatory actions, including changes with respect to income and other taxes, environmental compliance, climate change initiatives and authorized rates of recovery of costs (including pipeline relocation costs);

•	market risks affecting the Company’s pricing of its services provided and renewal of significant customer contracts; and
•	other risks and unforeseen events, including other financial, operational and legal risks and uncertainties detailed from time to time in filings with the SEC.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of the Company’s forward-looking statements.  Other factors could also have material adverse effects on the Company’s future results.  These and other risks are described in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and its other reports filed with the SEC.  In light of these risks, uncertainties and assumptions, the events described in forward-looking statements might not occur or might occur to a different extent or at a different time than the Company has described.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

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

The United States Department of Interior (DOI) implemented a six-month moratorium on offshore drilling in water deeper than 500 feet in response to the blowout and explosion on April 20, 2010 at the British Petroleum Plc deepwater well in the Gulf of Mexico.  The offshore drilling moratorium, which was scheduled to expire on November 30, 2010, was implemented to permit the DOI to review the safety protocols and procedures used by offshore drilling companies, which review will enable the DOI to recommend enhanced safety and training needs for offshore drilling companies.  The moratorium was lifted in October 2010. Additionally, the United States Mineral Management Service has been fundamentally restructured by the DOI with the intent of providing enhanced oversight of onshore and offshore drilling operations for regulatory compliance enforcement, energy development and revenue collection.   Certain enhanced regulatory mandates have been enacted with additional regulatory mandates expected.  The new regulatory requirements will increase the cost of offshore drilling and production operations.  The increased regulation and cost of drilling operations could result in decreased drilling activity in the areas serviced by the Company.  Furthermore, the imposed moratorium did result in some offshore drilling companies relocating their offshore drilling operations for currently indeterminable periods of time to regions outside of the United States.   Business decisions to not drill in the areas serviced by the Company resulting from the increased regulations and costs could result in a reduction in the future development and production of natural gas reserves in the vicinity of the Company’s facilities, which could adversely affect  the Company’s business, financial condition, results of operations and cash flows.

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

31.2
Certificate by Vice President and Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certificate by President and Chief Operating Officer pursuant to Rule 13a – 14(b) or 15d – 14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2
Certificate by Vice President and Chief Financial Officer pursuant to Rule 13a – 14(b) or 15d – 14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: November 4, 2010	By: /s/ ROBERT O. BOND
Robert O. Bond President and Chief Operating Officer (authorized officer) /s/ GARY W. LEFELAR Gary W. Lefelar Vice President and Chief Accounting Officer (principal accounting officer)