Form 10-Q
period 2011-03-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2011-05-09
CIK 76063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
_______________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2011

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
Yes ☐    No ☑

Panhandle Eastern Pipe Line, LP meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.  Item 2 of Part I has been reduced and Item 3 of Part I and Items 2 and 3 of Part II have been omitted in accordance with Instruction H.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
FORM 10-Q
March 31, 2011
Table of Contents

PART I.  FINANCIAL INFORMATION:                                                                                                                                                      Page(s)

     Glossary.                                                                                                                                                                                                                   1

     ITEM 1.  Financial Statements (Unaudited):
          Condensed consolidated statement of operations.                               2

          Condensed consolidated balance sheet.                                                                                                                                                         3

          Condensed consolidated statement of cash flows.                               5

          Condensed consolidated statement of stockholders’ equity and comprehensive income.                        6

          Notes to condensed consolidated financial statements.                                              7

     ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.                                                 17

     ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.                          21

     ITEM 4.  Controls and Procedures.                                                                                                                                                             21

PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings.                                                                                                                                                             23

     ITEM 1A.  Risk Factors.                                                                                                                                        23

     ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.                      23

     ITEM 3.  Defaults Upon Senior Securities.                                                                                                                                                        23

     ITEM 4.  Reserved.                                                                                                                                                                                        23

     ITEM 5.  Other Information.                                                                                                                                                                                 23

     ITEM 6.  Exhibits.                                                                                                                                                                                                   23

     SIGNATURES.                                                                                                                                                                                                       26

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
SPCC                                                                         Spill Prevention Control and Countermeasure
TBtu                                                                Trillion British thermal units
Trunkline                                                                   Trunkline Gas Company, LLC
Trunkline LNG                                                                             Trunkline LNG Company, LLC

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

	(In thousands)

Operating revenue
Transportation and storage of natural gas	$145,516	$146,728
LNG terminalling revenue	54,172	37,586
Other revenue	2,606	2,361
Total operating revenues	202,294	186,675

Operating expenses
Operating, maintenance and general	56,301	53,884
Operating, maintenance and general - affiliate (Note 3)	13,398	13,877
Depreciation and amortization	32,274	29,177
Taxes, other than on income	9,305	9,228
Total operating expenses	111,278	106,166

Operating income	91,016	80,509

Other income (expenses):
Interest expense	(26,934)	(22,389)
Interest income - affiliates (Note 3)	2,169	2,013
Other, net	62	44
Total other expenses	(24,703)	(20,332)

Earnings before income taxes	66,313	60,177

Income taxes (Note 8)	20,701	26,585

Net earnings	$45,612	$33,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS
	March 31,	December 31,
	2011	2010

	(In thousands)

Current assets:
Cash and cash equivalents	$58	$56
Accounts receivable, billed and unbilled,
net of allowances of $897 and $897, respectively	74,354	77,888
Accounts receivable – related parties (Note 3)	5,128	5,922
Natural gas imbalances - receivable	71,030	51,607
System natural gas and operating supplies	109,068	147,254
Other	24,923	22,261
Total current assets	284,561	304,988

Property, plant and equipment
Plant in service	3,958,131	3,952,425
Construction work in progress	47,503	47,085
	4,005,634	3,999,510
Less accumulated depreciation and amortization	648,568	613,336
Net property, plant and equipment	3,357,066	3,386,174

Note receivable - related parties (Note 3)	916,706	823,406
Other	24,588	24,361

Total assets	$4,582,921	$4,538,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

PARTNERS' CAPITAL AND LIABILITIES

	March 31,	December 31,
	2011	2010

	(In thousands)

Partners' capital
Partners' capital	$1,686,303	$1,640,691
Accumulated other comprehensive loss (Note 5)	(14,512)	(16,928)
Tax sharing note receivable - related party	(2,681)	(3,188)
Total partners' capital	1,669,110	1,620,575

Long-term debt (Note 6)	1,529,474	1,984,427
Total capitalization	3,198,584	3,605,002

Current liabilities:
Current portion of long-term debt (Note 6)	455,000	-
Accounts payable	7,006	9,811
Accounts payable - related parties (Note 3)	59,162	56,393
Natural gas imbalances - payable	158,476	177,192
Accrued taxes	17,385	15,423
Accrued interest	24,037	14,298
Capital accruals	21,970	33,038
Other	90,050	95,191
Total current liabilities	833,086	401,346

Deferred income taxes, net	499,554	466,309
Other	51,697	66,272
Commitments and contingencies (Note 11)

Total partners' capital and liabilities	$4,582,921	$4,538,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

	(In thousands)

Cash flows provided by (used in) operating activities:
Net earnings	$45,612	$33,592
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	32,274	29,177
Deferred income taxes, net	30,140	19,957
Changes in operating assets and liabilities:	5,257	15,217
Net cash flows provided by operating activities	113,283	97,943

Cash flows provided by (used in) investing activities:
Net increase in note receivable - related parties	(93,300)	(69,350)
Net increase (decrease) in income taxes payable - related parties (Note 3)	(9,947)	6,122
Additions to property, plant and equipment	(10,828)	(41,517)
Plant retirements and other	1,806	5,316
Net cash flows used in investing activities	(112,269)	(99,429)

Cash flows provided by (used in) financing activities:
Increase (decrease) in book overdraft	(1,012)	1,490
Net cash flows provided by (used in) financing activities	(1,012)	1,490

Change in cash and cash equivalents	2	4

Cash and cash equivalents at beginning of period	56	55
Cash and cash equivalents at end of period	$58	$59

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

	Partners' Capital	Accumulated Other Comprehensive Loss	Tax Sharing Note Receivable-Related Party	Total

	(In thousands)

Balance December 31, 2010	$1,640,691	$(16,928)	$(3,188)	$1,620,575

Tax sharing receivable - Southern Union	-	-	507	507

Comprehensive income:
Net earnings	45,612	-	-	45,612
Net change in other comprehensive income (Note 5)	-	2,416	-	2,416
Comprehensive income	45,612	2,416	-	48,028

Balance March 31, 2011	$1,686,303	$(14,512)	$(2,681)	$1,669,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying unaudited interim condensed consolidated financial statements of PEPL, a Delaware limited partnership, and its subsidiaries have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  These statements do not include all of the information and annual note disclosures required by GAAP, and should be read in conjunction with Panhandle’s financial statements and notes thereto for the year ended December 31, 2010, which are included in Panhandle’s Form 10-K filed with the SEC.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Due to the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of inventory at the dates indicated are as follows:

	March 31,	December 31,
	2011	2010

	(In thousands)
Current
Natural gas (1)	$90,535	$129,727
Materials and supplies	18,533	17,527
Total current	109,068	147,254

Non-Current
Natural gas (1)	4,922	5,715
	$113,990	$152,969

______________________________
(1)	Natural gas volumes held for operations at March 31, 2011 and December 31, 2010 were 20,850,000 MMBtu and 30,598,000 MMBtu, respectively.

3.  Related Party Transactions

The following table provides a summary of related party transactions for the periods presented.

	Three Months Ended March 31,
Related Party Transactions	2011	2010

	(In thousands)

Transportation and storage
of natural gas (1)	$1,008	$1,277
Operation and maintenance:
Management and royalty fees	5,055	4,683
Other expenses (2)	8,343	9,194
Other income, net:
Interest income - Southern Union	387	258
Interest income - CrossCountry Citrus	1,782	1,755
Other	66	59

___________________________
(1)	Represents transportation and storage revenues with Missouri Gas Energy, a Southern Union division.
(2)	Primarily includes allocations of corporate charges from Southern Union, partially offset for expenses attributable to services provided by Panhandle on behalf of other affiliate companies.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The interest rate under the note receivable with CrossCountry Citrus is based on the variable interest rate under the term loan facility due in 2012 plus a credit spread over LIBOR of 112.5 basis points.  See Note 6. Debt Obligations – LNG Holdings Term Loans for more information regarding this note receivable.

The counterparty to the notes receivable is the parent of the Company, Southern Union, whose debt is rated BBB- by Fitch Ratings, Baa3 by Moody's Investor Services, Inc. and BBB- by Standard & Poor's.

The following table provides a summary of the related party balances included in the Condensed Consolidated Balance Sheet at the dates indicated.

	March 31,	December 31,
	2011	2010

	(In thousands)
Notes receivable - related parties
Southern Union	$548,580	$455,280
CrossCountry Citrus	368,126	368,126
	$916,706	$823,406

Accounts receivable - related parties (1)	$5,128	$5,922

Accounts payable - related parties:
Southern Union - income taxes (2)	$33,326	$43,273
Southern Union - other (3)	25,663	12,940
Other (4)	173	180
	$59,162	$56,393

______________________________
(1)	Primarily related to interest income associated with the Note receivable – CrossCountry Citrus and services provided for Citrus.
(2)	Related to income taxes payable to Southern Union per the tax sharing agreement to provide for taxes to be remitted upon the filing of the tax return.
(3)
Primarily related to payroll funding provided by Southern Union.  The March 31, 2011 and December 31, 2010 amounts are net of insurance proceeds of nil and $13.9 million, respectively, owed by Southern Union to the Company.

(4)	Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of the Company.

4.  Regulatory Matters

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  Comprehensive Income

The table below provides an overview of comprehensive income for the periods presented.

	Three Months Ended March 31,
	2011	2010

	(In thousands)

Net earnings	$45,612	$33,592

Reclassification of unrealized loss (gain) on interest rate hedges
into earnings, net of tax of $2,164 and $2,186, respectively	3,222	3,255
Change in fair value of interest rate hedges, net of tax of
$(287) and $(2,306), respectively	(428)	(3,430)
Reclassification of prior service credit relating to other
postretirement benefits into earnings, net of tax
of $(144) and $(202), respectively	(378)	(321)
Total other comprehensive income (loss)	2,416	(496)

Total comprehensive income	$48,028	$33,096

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Debt Obligations

The following table sets forth the debt obligations at the dates indicated.

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)

6.05% Senior Notes due 2013	$250,000	$269,015	$250,000	$268,988
6.20% Senior Notes due 2017	300,000	333,711	300,000	322,893
8.125% Senior Notes due 2019	150,000	175,370	150,000	169,671
7.00% Senior Notes due 2029	66,305	72,341	66,305	69,911
7.00% Senior Notes due 2018	400,000	432,672	400,000	442,120
Term Loans due 2012	815,391	802,073	815,391	799,084
Net premiums on long-term debt	2,778	2,778	2,731	2,731
Total debt outstanding	1,984,474	$2,087,960	1,984,427	$2,075,398
Current portion of long-term debt	(455,000)		-
Total long-term debt	$1,529,474		$1,984,427

The fair value of the Company’s term loans due 2012 as of March 31, 2011 and December 31, 2010 was determined using the market approach, which utilized reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of these types and sizes.

The fair value of the Company’s other long-term debt as of March 31, 2011 and December 31, 2010 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.

7.  Benefits

The net periodic benefit cost of the Company’s postretirement benefit plan for the periods presented includes the components noted in the table below.

	Three Months Ended March 31,
	2011	2010

	(In thousands)

Service cost	$637	$575
Interest cost	950	872
Expected return on plan assets	(950)	(837)
Prior service credit amortization	(522)	(522)
Net periodic benefit cost	$115	$88

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  Income Taxes

The following table summarizes the Company’s income taxes for the periods presented.

	Three Months Ended March 31,
	2011	2010

	(In thousands)

Income tax expense	$20,701	$26,585
Effective tax rate	31%	44%

The $5.9 million decrease in federal and state income tax expense was primarily due to the impact of $5.3 million of lower state income tax expense (net of the federal tax benefit) mainly due to state investment tax credits recorded in 2011 and $2.9 million of higher income tax expense in 2010 resulting from the elimination of the Medicare Part D tax subsidy in the Patient Protection and Affordable Care Act (PPACA) legislation signed into law in March 2010, partially offset by higher pre-tax earnings.

9.  Derivative Instruments and Hedging Activities

The Company is exposed to certain risks in its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  Interest rate swaps and treasury rate locks are the principal derivative instruments used by the Company to manage interest rate risk associated with its long-term borrowings, although other interest rate derivative contracts may also be used from time to time.  The Company recognizes all derivative instruments as assets or liabilities at fair value in the unaudited interim Condensed Consolidated Balance Sheet.

Interest Rate Contracts

The Company may enter into interest rate swaps to manage its exposure to changes in interest payments on long-term debt attributable to movements in market interest rates, and may enter into treasury rate locks to manage its exposure to changes in future interest payments attributable to changes in treasury rates prior to the issuance of new long-term debt instruments.

Interest Rate Swaps.  As of March 31, 2011, the Company had outstanding pay-fixed interest rate swaps with a total notional amount of $455 million applicable to the 2012 Term Loan.  These interest rate swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of March 31, 2011, approximately $11.8 million of net after-tax losses in Accumulated other comprehensive loss related to these interest rate swaps is expected to be amortized into Interest expense during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

Treasury Rate Locks.  As of March 31, 2011, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods are associated with interest payments on outstanding long-term debt.  These treasury rate locks are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of March 31, 2011, approximately $166,000 of net after-tax losses in Accumulated other comprehensive loss related to these treasury rate locks will be amortized into Interest expense during the next twelve months.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company had no asset derivative instruments at March 31, 2011 and December 31, 2010.  The following table summarizes the fair value amounts of the Company’s liability derivative instruments and their location in the unaudited interim Condensed Consolidated Balance Sheet at the dates indicated.

		Fair Value (1)
Balance Sheet		March 31,	December 31,
Location		2011	2010

		(In thousands)
Cash Flow Hedges:
Interest rate contracts	Other current liabilities	$19,743	$19,694
Other noncurrent liabilities		-	4,652
		$19,743	$24,346

The following table summarizes the location and amount of derivative instrument gains and losses reported in the Company’s unaudited interim condensed consolidated financial statements for the periods presented.

	Three Months Ended March 31,
	2011	2010

	(In thousands)
Cash Flow Hedges: (1)
Change in fair value - increase in Accumulated other comprehensive loss,
excluding tax expense effect of $287 and $2,306, respectively	$715	$5,736
Reclassification of unrealized loss (gain) from Accumulated other comprehensive loss - increase (decrease) of Interest expense, excluding tax expense effect
of $2,164 and $2,186, respectively	5,386	5,441

____________
(1)	See Note 5 – Comprehensive Income for additional related information.

10.  Fair Value Measurement

The following table sets forth the Company’s liabilities that are measured at fair value on a recurring basis at the dates indicated.

		Fair Value Measurements Using Fair Value Hierarchy
	Fair Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

	(In thousands)

Liabilities:
Interest-rate swap derivatives	$19,743	$-	$19,743	$-
Total	$19,743	$-	$19,743	$-

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s Level 2 interest-rate swap derivative instruments are valued using pricing models based on an income approach that discounts future cash flows to a present value amount. The significant pricing model inputs for the interest-rate swaps include published rates for U.S. Dollar LIBOR interest rate swaps. The pricing model also adjusts for nonperformance risk associated with the counterparty or Company, as applicable, through the use of credit risk adjusted discount rates based on published default rates. The Company did not have any Level 3 instruments measured at fair value using significant unobservable inputs at March 31, 2011 or December 31, 2010.

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

The East End Project involved the installation of a total of approximately 31 miles of pipeline in and around Tuscola, Illinois, Montezuma, Indiana and Zionsville, Indiana.  Construction began in 2007 and was completed in the second quarter of 2008.  PEPL is seeking recovery of each contractor’s share of approximately $50 million of cost overruns from the construction contractor, an inspection contractor and the construction management contractor for improper welding, inspection and construction management of the East End Project.  Certain of the contractors have filed counterclaims against PEPL for alleged underpayments of approximately $18 million.  The matter is pending in state court in Harris County, Texas.  The trial date is currently set for May 2011.  However, the Company has requested a stay of the trial based on issues submitted to the Court of Appeals.  The Company does not believe the outcome of this case will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Environmental Matters.  The Company’s operations are subject to federal, state and local laws, rules and regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters.  These laws, rules and regulations require the Company to conduct its operations in a specified manner and to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Failure to comply with applicable environmental laws, rules and regulations may expose the Company to significant fines, penalties and/or interruptions in operations.  The Company’s environmental policies and procedures are designed to achieve compliance with such applicable laws and

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

regulations.  These evolving laws and regulations and claims for damages to property, employees, other persons and the environment resulting from current or past operations may result in significant expenditures and liabilities in the future.  The Company engages in a process of updating and revising its procedures for the ongoing evaluation of its operations to identify potential environmental exposures and enhance compliance with regulatory requirements.

Environmental Remediation.  The Company is responsible for environmental remediation at certain sites on its natural gas transmission systems for contamination resulting from the past use of lubricants containing PCBs in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas.  The Company has implemented a program to remediate such contamination.  The primary remaining remediation activity on the Panhandle systems is associated with past use of paints containing PCBs or PCB impacts to equipment surfaces and to a building at one location. The PCB assessments are ongoing and the related estimated remediation costs are subject to further change.  The Company believes the total PCB remediation costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

The table below reflects the amount of accrued liabilities recorded at the dates indicated to cover probable environmental response actions.

	March 31,	December 31,
	2011	2010

	(In thousands)

Current	$3,411	$4,273
Noncurrent	4,897	4,498
Total environmental liabilities	$8,308	$8,771

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

In January 2010, EPA finalized a 100 ppb one-hour nitrogen dioxide standard. The rule requires the installation of new nitrogen dioxide monitors in urban communities and roadways by 2013.  This new monitoring may result in additional nitrogen dioxide non-attainment areas.  In addition, ambient air quality modeling may be required to demonstrate compliance with the new standard.

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

SPCC Rules.  In 2008 and 2009, the EPA adopted amendments to the SPCC rules with the stated intention of providing greater clarity, tailoring requirements and streamlining requirements.  On October 7, 2010, EPA amended the compliance date for certain facilities from November 10, 2010 to November 10, 2011.  The Company is currently reviewing the impact of the modified regulations on its operations and may incur costs for tank integrity testing, alarms and other associated corrective actions as well as potential upgrades to containment structures.  Costs associated with such activities cannot be estimated with certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

See Note 4 – Regulatory Matters for other potential contingent matters applicable to the Company.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying unaudited interim condensed consolidated financial statements and notes to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations.  The following section includes an overview of the Company’s business as well as recent developments that management of the Company believes are important in understanding its results of operations and anticipating future trends in those operations.  Subsequent sections include an analysis of the Company’s results of operations on a consolidated basis and information relating to the Company’s liquidity and capital resources and other matters.  The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q.

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

The Company’s regulated transportation and storage businesses can file (or be required to file) for changes in their rates, which are subject to approval by FERC.  Although a significant portion of the Company’s contracts are discounted or negotiated rate contracts, changes in rates and other tariff provisions resulting from regulatory proceedings have the potential to negatively impact the Company’s results of operations and financial condition.

Results of Operations

The following table illustrates the results of operations of the Company for the periods presented.

	Three Months Ended March 31,
	2011	2010

	(In thousands, except volumes)
Operating revenue:
Transportation and storage of natural gas	$145,516	$146,728
LNG terminalling revenue	54,172	37,586
Other revenue	2,606	2,361
Total operating revenue (1)	202,294	186,675

Operating expenses:
Operating, maintenance and general	69,699	67,761
Depreciation and amortization	32,274	29,177
Taxes, other than on income	9,305	9,228
Total operating expenses	111,278	106,166

Operating income	91,016	80,509

Other income (expense):
Interest expense	(26,934)	(22,389)
Other, net	2,231	2,057
Total other expense, net	(24,703)	(20,332)

Earnings before income taxes	66,313	60,177

Income taxes	20,701	26,585

Net earnings	$45,612	$33,592

Panhandle natural gas volumes transported (TBtu): (2)
PEPL	171	167
Trunkline	195	154
Sea Robin	34	47

_____________
 (1)  Reservation revenues comprised 90 percent and 89 percent of total operating revenues in the 2011 and 2010 periods, respectively.
 (2)  Includes transportation deliveries made throughout the Company's pipeline network.

Three months ended March 31, 2011 versus the Three months ended March 31, 2010.

Operating Revenue.  For the three-month period ended March 31, 2011, operating revenue increased $15.6 million versus the same time period in 2010 primarily as the result of:
•	Higher LNG revenues of $16.6 million largely attributable to the LNG terminal infrastructure enhancement construction project placed in service in March 2010;
•
Decreased transportation and storage revenue of $1.2 million primarily attributable to lower transportation interruptible revenues of $1.3 million, primarily due to lower volumes in 2011 on Sea Robin largely attributable to market conditions; and

    ·  Flat transportation reservation revenues in 2011 versus 2010 due to $1.3 million of higher short-term capacity sold on Trunkline, offset by $1.3 million of lower short-term volumes and rates at
        PEPL.

Operating Expenses.  Operating expenses for the three-month period ended March 31, 2011 increased $5.1 million versus the same period in 2010 primarily as the result of:
•	Higher operating, maintenance and general expenses of $1.9 million in 2011 versus 2010 primarily attributable to:
o	A $2.4 million increase in fuel tracker costs primarily due to a net over-recovery in 2010;
o	A $1.1 million increase in legal expenses due to ongoing litigation; and
o	A $1.2 million decrease in contract storage costs primarily due to a contract termination in March 2010; and
•
Increased depreciation and amortization expense of $3.1 million in 2011 versus 2010 primarily due to the LNG terminal infrastructure enhancement construction project placed in service in March 2010 and a $109.2 million increase in property, plant and equipment placed in service after March 31, 2010.  Depreciation and amortization expense is expected to continue to increase primarily due ongoing capital additions.

Other Expense, Net.  Other expense, net for the three-month period ended March 31, 2011 increased $4.4 million versus the same period in 2010 primarily as a result of higher interest expense of $4.5 million principally attributable to lower capitalized interest resulting from the LNG terminal infrastructure enhancement construction project placed in service in March 2010, partially offset by lower interest expense resulting from the repayment of the $40.5 million 8.25% Senior Notes in April 2010.

Income Taxes.  The Company’s EITR was 31 percent and 44 percent for the three-month period ended March 31, 2011 and 2010, respectively.  Income taxes during the 2011 period, versus the same period in 2010, decreased $5.9 million primarily due to the impact of $5.3 million of lower state income tax expense (net of the federal tax benefit) mainly due to state investment tax credits recorded in 2011 and $2.9 million of higher income tax expense in 2010 resulting from the elimination of the Medicare Part D tax subsidy in the PPACA legislation signed into law in March 2010, partially offset by higher pre-tax earnings.

OTHER MATTERS

Contingencies

See Part I, Item 1. Financial Statements (Unaudited), Note 11 – Commitments and Contingencies in this Quarterly Report on Form 10-Q.

Regulatory

See Part I, Item 1.  Financial Statements (Unaudited), Note 4 – Regulatory Matters in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Cash generated from operations constitutes the Company’s primary source of liquidity.  The $548.5 million working capital deficit at March 31, 2011 is expected to be funded from refinancings of existing indebtedness, cash flows from operations or from repayments from Southern Union of intercompany loans.  Based on the Company’s current level of operations, management believes that cash flow from operations, available existing cash, and other sources, including liquid working capital and new borrowings, will be adequate to meet liquidity needs for the next several years, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations.

Retirement of Debt Obligations.  The Company expects to refinance and/or extend the $455 million Term Loan.  The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets and market expectations regarding the Company's future earnings and cash flows, that it will be able to refinance this obligation under acceptable terms prior to its maturity.

Potential Sea Robin Impairment.  Sea Robin, comprised primarily of offshore facilities, suffered damage from Hurricane Ike related to several platforms and gathering pipelines.  As there were no new indicators of potential impairment during the first quarter of 2011, the impairment test on Sea Robin was not performed as of March 31, 2011.  Approximately $115 million of the approximately $150 million total estimated capital replacement and retirement expenditures to replace property and equipment damaged by Hurricane Ike are related to Sea Robin and is substantially completed.  As of March 31, 2011 the Company has received approximately $51 million for claims submitted with respect to Hurricane Ike-related damage to Sea Robin.  The Company estimates approximately $10 million of additional insurance proceeds will ultimately be received for the claims related to Sea Robin.

Additionally, Sea Robin has implemented a rate surcharge initially approved by FERC in September 2009, subject to refund and final FERC decision, to recover Hurricane Ike-related costs not otherwise recovered from insurance proceeds or from other third parties.  To the extent the Company’s capital expenditures are not recovered from insurance proceeds or through its hurricane rate surcharge, its net investment in Sea Robin’s property plant and equipment would have increased without necessarily generating additional revenues unless the incremental costs are recovered through future rate proceedings or additional throughput.  See Item 1. Financial Statements (Unaudited), Note 4 – Regulatory Matters for information related to the surcharge filing.  If Sea Robin’s hurricane surcharge is not ultimately approved for recovery from all shippers or Sea Robin experiences other adverse developments impacting anticipated future cash flows that are not remedied through rate proceedings, the Company could potentially be required to record an impairment of its net investment in Sea Robin.

Credit Ratings.  As of March 31, 2011, the Company’s debt was rated Baa3 by Moody’s Investor Services, Inc., BBB- by Standard & Poor’s and BBB- by Fitch Ratings.  If the Company’s credit ratings are downgraded below investment grade or if there are times when it is placed on "credit watch," the Company could be negatively impacted as follows:
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

Trunkline LNG Cost and Revenue Study.  On July 1, 2009, Trunkline LNG filed a Cost and Revenue Study with respect to the Trunkline LNG facility expansions completed in 2006, in compliance with FERC orders.  Such filing, which was as of March 31, 2009, reflected an annualized cost of service level of $54.7 million, less than the associated revenues of $68.5 million.  BG LNG Services (BGLS) filed a motion to intervene and protest on July 14, 2009.  By order dated July 26, 2010, FERC determined that since (i) Trunkline LNG has fixed negotiated rates with BGLS through 2015, which would be unaffected by any rate change that might be determined through hearing at this time, and (ii) current costs and revenues are not necessarily representative of Trunkline LNG’s costs and revenues at the termination of the negotiated rate period in 2015, there was no reason to expend FERC’s and parties’ resources on a Natural Gas Act section 5 proceeding at this time.  The order is final and not subject to rehearing.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s COO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Panhandle’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Controls

Management’s assessment of internal control over financial reporting as of December 31, 2010 was included in Panhandle’s Annual Report on Form 10-K filed on February 25, 2011.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.  Forward-looking statements are based on management’s beliefs and assumptions.  These forward-looking statements, which address the Company’s expected business and financial performance, among other matters, are identified by terms and phrases such as:  anticipate, believe, intend, estimate, expect, continue, should, could, may, plan, project, predict, will, potential, forecast and similar expressions.  Forward-looking statements involve risks and uncertainties that may or could cause actual results to be materially different from the results predicted.  Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	changes in demand for natural gas and related services by customers, in the composition of the Company’s customer base and in the sources of natural gas accessible to the Company’s system;
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

•
the effects of changes in governmental policies and regulatory actions, including changes with respect to income and other taxes, environmental compliance, climate change initiatives, authorized rates of recovery of costs (including pipeline relocation costs) and permitting for new natural gas production accessible to the Company’s system;

•	market risks affecting the Company’s pricing of its services provided and renewal of significant customer contracts; and
•	other risks and unforeseen events, including other financial, operational and legal risks and uncertainties detailed from time to time in filings with the SEC.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of the Company’s forward-looking statements.  Other factors could also have material adverse effects on the Company’s future results.  These and other risks are described in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and its other reports filed with the SEC.  In light of these risks, uncertainties and assumptions, the events described in forward-looking statements might not occur or might occur to a different extent or at a different time than the Company has described.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Part I, Item 1. Financial Statements (Unaudited), Note 11 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q and in the Item 8.  Financial Statements and Supplementary Data, Note 14 – Commitments and Contingencies, information included in the Company’s Form 10-K for the year ended December 31, 2010.

The Company is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites.  As a result, the Company is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters.  For information regarding these matters, see Part I, Item 1. Financial Statements (Unaudited), Note 11 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q and in the Item 8.  Financial Statements and Supplementary Data, Note 14 – Commitments and Contingencies, information included in the Company’s Form 10-K for the year ended December 31, 2010.

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on February 25, 2011.

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

ITEM 4.  Reserved.

N/A

ITEM 5.  Other Information.

All information required to be reported on Form 8-K for the quarter ended March 31, 2011 was appropriately reported.

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

12	Ratio of Earnings to Fixed Charges. (Filed herewith as Exhibit 12.)

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: May 9, 2011	By: /s/ ROBERT O. BOND
Robert O. Bond President and Chief Operating Officer (authorized officer) /s/ GARY W. LEFELAR Gary W. Lefelar Vice President and Chief Accounting Officer (principal accounting officer)