Form 10-Q
period 2011-06-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2011-08-09
CIK 76063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
_______________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2011

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
FORM 10-Q
June 30, 2011
Table of Contents

PART I.  FINANCIAL INFORMATION:                                                                                                                                                      Page

     Glossary.                                                                                                                                                                                                                1

     ITEM 1.  Financial Statements (Unaudited):

          Condensed consolidated statement of operations.                                                                                                                              2

          Condensed consolidated balance sheet.                                                                                                                                                     3

          Condensed consolidated statement of cash flows.                                                                                                                              5

          Condensed consolidated statement of stockholders’ equity and comprehensive income.                                                           6

          Notes to condensed consolidated financial statements.                                                                                                                     7

     ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.                                        16

     ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.                                                                                                  22

     ITEM 4.  Controls and Procedures.                                                                                                                                                                 22

PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings.                                                                                                                                                                            24

     ITEM 1A.  Risk Factors.                                                                                                                                                                                   24

     ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.                                                                                                  24

     ITEM 3.  Defaults Upon Senior Securities.                                                                                                                                              24

     ITEM 4.  Reserved.                                                                                                                                                                                           24

     ITEM 5.  Other Information.                                                                                                                                                                            24

     ITEM 6.  Exhibits.                                                                                                                                                                                             24

     SIGNATURES.                                                                                                                                                                                                  28

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
COO                                                                                                                                     Chief Operating Officer
CrossCountry Citrus                                                                                                         CrossCountry Citrus, LLC
EITR                                                                                                                                     Effective income tax rate
EPA                                                                                                                                      United States Environmental Protection Agency
ETE                                                                                                                                       Energy Transfer Equity, L.P.
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
PEPL                                                                                                                                   Panhandle Eastern Pipe Line Company, LP
PRPs                                                                                                                                   Potentially responsible parties
Sea Robin                                                                                                                           Sea Robin Pipeline Company, LLC
SEC                                                                                                                                     United States Securities and Exchange Commission
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
SPCC                                                                                                                                  Spill Prevention Control and Countermeasure
TBtu                                                                                                                                   Trillion British thermal units
Trunkline                                                                                                                            Trunkline Gas Company, LLC
Trunkline LNG                                                                                                                   Trunkline LNG Company, LLC

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Operating revenues
Transportation and storage of natural gas	$132,240	$130,601	$277,756	$277,329
LNG terminalling	55,110	54,192	109,282	91,778
Other	2,410	2,297	5,016	4,658
Total operating revenues	189,760	187,090	392,054	373,765

Operating expenses
Operating, maintenance and general	48,289	54,762	104,590	108,646
Operating, maintenance and general - affiliate (Note 4)	13,369	11,727	26,767	25,604
Depreciation and amortization	31,963	30,896	64,237	60,073
Taxes, other than on income	8,434	8,894	17,739	18,122
Total operating expenses	102,055	106,279	213,333	212,445

Operating income	87,705	80,811	178,721	161,320

Other income (expenses)
Interest expense	(26,980)	(27,151)	(53,914)	(49,540)
Interest income - affiliates (Note 4)	2,144	2,142	4,313	4,155
Other, net	86	99	148	143
Total other expenses, net	(24,750)	(24,910)	(49,453)	(45,242)

Earnings before income taxes	62,955	55,901	129,268	116,078

Income taxes (Note 9)	22,736	22,148	43,437	48,733

Net earnings	$40,219	$33,753	$85,831	$67,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS
	June 30,	December 31,
	2011	2010
	(In thousands)

Current assets
Cash and cash equivalents	$48	$56
Accounts receivable, billed and unbilled,
net of allowances of $896 and $897, respectively	69,021	77,888
Accounts receivable – related party (Note 4)	4,233	5,922
Natural gas imbalances - receivable	69,435	51,607
System natural gas and operating supplies	103,204	147,254
Note receivable - related party (Note 4)	368,126	-
Other	25,732	22,261
Total current assets	639,799	304,988

Property, plant and equipment
Plant in service	3,963,037	3,952,425
Construction work in progress	70,457	47,085
	4,033,494	3,999,510
Less accumulated depreciation and amortization	677,986	613,336
Net property, plant and equipment	3,355,508	3,386,174

Note receivable - related party (Note 4)	610,530	823,406
Other	21,756	24,361

Total assets	$4,627,593	$4,538,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

PARTNERS' CAPITAL AND LIABILITIES

	June 30,	December 31,
	2011	2010
	(In thousands)

Partners' capital
Partners' capital	$1,726,522	$1,640,691
Accumulated other comprehensive loss (Note 6)	(11,991)	(16,928)
Tax sharing note receivable - related party	(2,173)	(3,188)
Total partners' capital	1,712,358	1,620,575

Long-term debt (Note 7)	1,169,131	1,984,427
Total capitalization	2,881,489	3,605,002

Current liabilities
Current portion of long-term debt (Note 7)	815,391	-
Accounts payable	13,488	9,811
Accounts payable - related parties (Note 4)	57,368	56,393
Natural gas imbalances - payable	150,913	177,192
Accrued taxes	17,406	15,423
Accrued interest	14,211	14,298
Capital accruals	12,845	33,038
Other	91,611	95,191
Total current liabilities	1,173,233	401,346

Deferred income taxes, net	520,031	466,309
Other	52,840	66,272
Commitments and contingencies (Note 12)

Total partners' capital and liabilities	$4,627,593	$4,538,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
	(In thousands)

Cash flows provided by (used in) operating activities:
Net earnings	$85,831	$67,345
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	64,237	60,073
Deferred income taxes, net	47,689	35,001
Changes in operating assets and liabilities	9,832	(9,331)
Net cash flows provided by operating activities	207,589	153,088

Cash flows provided by (used in) investing activities:
Net increase in note receivable - related parties (Note 4)	(155,250)	(69,850)
Net increase (decrease) in income taxes payable - related parties (Note 4)	(3,678)	12,717
Additions to property, plant and equipment	(50,317)	(61,670)
Plant retirements and other	687	5,376
Net cash flows used in investing activities	(208,558)	(113,427)

Cash flows provided by (used in) financing activities:
Increase in book overdraft	961	850
Repayment of debt	-	(40,500)
Net cash flows provided by (used in) financing activities	961	(39,650)

Change in cash and cash equivalents	(8)	11

Cash and cash equivalents at beginning of period	56	55
Cash and cash equivalents at end of period	$48	$66

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

	Partners' Capital	Accumulated Other Comprehensive Loss	Tax Sharing Note Receivable-Related Party	Total
	(In thousands)

Balance December 31, 2010	$1,640,691	$(16,928)	$(3,188)	$1,620,575

Tax sharing receivable - Southern Union	-	-	1,015	1,015

Comprehensive income:
Net earnings	85,831	-	-	85,831
Net change in other comprehensive income (Note 6)	-	4,937	-	4,937
Comprehensive income	85,831	4,937	-	90,768
Balance June 30, 2011	$1,726,522	$(11,991)	$(2,173)	$1,712,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying unaudited interim condensed consolidated financial statements of PEPL, a Delaware limited partnership, and its subsidiaries have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  These statements do not include all of the information and annual note disclosures required by GAAP, and should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2010, which are included in the Company’s Form 10-K filed with the SEC.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Due to the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.

In 1999, the Company discontinued application of regulatory-based accounting policies for its units which had been applying such accounting policies, primarily due to the level of market competition resulting in increased discounting from tariff rates and impacting the Company’s prospects for recovering changes in costs levels through future rate cases.  The accounting required by the regulatory-based authoritative guidance differs from the accounting required for businesses that do not apply its provisions.  Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include, among others, recognition of regulatory assets, the capitalization of an equity component of invested funds on regulated capital projects and depreciation differences.

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

See Note 3 – ETE Merger for information related to the potential merger of Southern Union, including PEPL and its subsidiaries, with ETE.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  New Accounting Principles

Accounting Principles Not Yet Adopted. In June 2011, the FASB issued authoritative guidance that changes how a company may present comprehensive income.  The guidance allows entities to elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements and eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  The guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter, with early adoption permitted.  The Company does not expect the guidance to materially impact its consolidated financial statements as the guidance only requires a change in the placement of previously disclosed information.

In May 2011, the FASB issued authoritative guidance on fair value measurements that clarifies some existing concepts, eliminates wording differences between GAAP and International Financial Reporting Standards (IFRS), and in some limited cases, changes some principles to achieve convergence between GAAP and IFRS. The guidance provides a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS and also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The guidance is effective for periods beginning after December 15, 2011. The Company is currently evaluating the impact of this guidance, but does not expect it will materially impact its consolidated financial statements.

3.  ETE Merger

On July 19, 2011, Southern Union entered into a Second Amended and Restated Agreement and Plan of Merger (Second Amended Merger Agreement) with ETE and Sigma Acquisition Corporation, a wholly-owned subsidiary of ETE (Merger Sub).  The Second Amended Merger Agreement modifies certain terms of the Agreement and Plan of Merger entered into by Southern Union, ETE and Merger Sub on June 15, 2011 as amended on July 4, 2011.  The Second Amended Merger Agreement provides for the merger of Merger Sub with and into Southern Union (Merger), with Southern Union continuing as the surviving corporation in the Merger.  As a result of the Merger, Southern Union will become a wholly-owned subsidiary of ETE.  The Merger is expected to close in the first quarter of 2012, subject to stockholder approval and certain other regulatory approvals.

4.  Related Party Transactions

The following table provides a summary of related party transactions for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Transportation and storage
of natural gas (1)	$663	$648	$1,671	$1,925
Operation and maintenance:
Management and royalty fees	4,743	4,661	9,798	9,344
Other expenses (2)	8,626	7,066	16,969	16,260
Other income, net:
Interest income - Southern Union	384	310	771	568
Interest income - CrossCountry Citrus	1,760	1,832	3,542	3,587
Other	64	69	130	128
___________________________
(1)	Represents transportation and storage revenues with Missouri Gas Energy, a Southern Union division.
(2)	Primarily includes allocations of corporate charges from Southern Union, partially offset for expenses attributable to services provided by Panhandle on behalf of other affiliate companies.

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

The following table provides a summary of the related party balances included in the Condensed Consolidated Balance Sheet at the dates indicated.

	June 30,	December 31,
	2011	2010
	(In thousands)
Notes receivable - related parties:
Current:
CrossCountry Citrus	$368,126	$-

Noncurrent:
Southern Union	$610,530	$455,280
CrossCountry Citrus	-	368,126
	$610,530	$823,406

Accounts receivable - related parties (1)	$4,233	$5,922

Accounts payable - related parties:
Southern Union - income taxes (2)	$39,595	$43,273
Southern Union - other (3)	17,004	12,940
Other (4)	769	180
	$57,368	$56,393
______________________________
(1)	Primarily related to interest income associated with the Note receivable – CrossCountry Citrus and services provided for Citrus.
(2)	Related to income taxes payable to Southern Union per the tax sharing agreement to provide for taxes to be remitted upon the filing of the tax return.
(3)
Primarily related to payroll funding provided by Southern Union.  The June 30, 2011 and December 31, 2010 amounts are net of insurance proceeds of nil and $13.9 million, respectively, owed by Southern Union to the Company.

(4)	Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of the Company.

5.  Regulation and Rates

On August 31, 2009, Sea Robin filed with FERC to implement a rate surcharge to recover Hurricane Ike-related costs not otherwise recovered from insurance proceeds or from other third parties, with initial accumulated net costs of approximately $38 million included in the filing.  On September 30, 2009, FERC approved the surcharge to be effective March 1, 2010, subject to refund and the outcome of hearings with FERC to explore issues set forth in certain customer protests, including the costs to be included and the applicability of the surcharge to discounted contracts.  The Administrative Law Judge issued an initial

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

decision on December 13, 2010, approving the surcharge for recovery from all shippers, including discounted and non-discounted shippers, over a recovery period of 21.4 years and including applicable carrying charges.  The Company, as well as other parties, have filed briefs for exception on certain aspects of the decision.  On March 1, 2011, Sea Robin submitted its latest semiannual filing related to the surcharge which reflected updated costs incurred through December 31, 2010 of approximately $54 million, net of insurance and surcharge recoveries, which were reflected in the updated surcharge rate effective April 1, 2011, subject to refund.  The ultimate outcome of this matter is still pending a final FERC decision.

6.  Comprehensive Income

The table below provides an overview of Comprehensive income for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Net earnings	$40,219	$33,753	$85,831	$67,345

Reclassification of unrealized loss on interest rate
hedges into earnings, net of tax of $2,190, $2,187,
$4,354 and $4,373, respectively	3,260	3,255	6,482	6,510
Change in fair value of interest rate hedges, net of tax
of $(244), $(1,308), $(531) and $(3,614), respectively	(361)	(1,945)	(789)	(5,375)
Reclassification of prior service credit relating to other
postretirement benefits into earnings, net of tax of
$(143), $(203), $(287) and $(405), respectively	(378)	(319)	(756)	(640)
Total other comprehensive income	2,521	991	4,937	495

Total comprehensive income	$42,740	$34,744	$90,768	$67,840

The table below provides an overview of the components in Accumulated other comprehensive loss as of the dates indicated.

	June 30,	December 31,
	2011	2010
	(In thousands)

Other postretirement plan - net actuarial loss and prior service costs, net	$(2,038)	$(1,282)
Interest rate hedges, net	(9,953)	(15,646)
Total Accumulated other comprehensive income, net of tax	$(11,991)	$(16,928)

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Debt Obligations

The following table sets forth the debt obligations at the dates indicated.

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

6.05% Senior Notes due 2013	$250,000	$273,260	$250,000	$268,988
6.20% Senior Notes due 2017	300,000	346,413	300,000	322,893
8.125% Senior Notes due 2019	150,000	183,813	150,000	169,671
7.00% Senior Notes due 2029	66,305	70,068	66,305	69,911
7.00% Senior Notes due 2018	400,000	472,416	400,000	442,120
Term Loans due 2012	815,391	808,481	815,391	799,084
Net premiums on long-term debt	2,826	2,826	2,731	2,731
Total debt outstanding	1,984,522	$2,157,277	1,984,427	$2,075,398
Less current portion of long-term debt	815,391		-
Total long-term debt	$1,169,131		$1,984,427

The fair value of the Company’s term loans as of June 30, 2011 and December 31, 2010 was determined using the market approach, which utilized reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of these types and sizes.

The fair value of the Company’s other long-term debt as of June 30, 2011 and December 31, 2010 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.

8.  Benefits

The following table sets forth the components of net periodic benefit cost of the Company’s postretirement benefit plan for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Service cost	$638	$575	$1,275	$1,150
Interest cost	950	872	1,900	1,744
Expected return on plan assets	(950)	(838)	(1,900)	(1,675)
Prior service credit amortization	(522)	(522)	(1,044)	(1,044)
Net periodic benefit cost	$116	$87	$231	$175

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  Income Taxes

The following table summarizes the Company’s income taxes for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Income tax expense	$22,736	$22,148	$43,437	$48,733
Effective tax rate	36%	40%	34%	42%

The EITR for the six-month period ended June 30, 2011 is lower than the combined federal and state income tax statutory rates primarily due to state investment tax credits, whereas in 2010 the EITR was higher than the combined federal and state income tax statutory rates primarily due to the elimination of the Medicare Part D tax subsidy in the Patient Protection and Affordable Care Act legislation signed into law in March 2010.

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

Interest Rate Swaps.  The Company has outstanding pay-fixed interest rate swaps with a total notional amount of $455 million applicable to the LNG Holdings $455 million term loan.  These interest rate swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of June 30, 2011, approximately $8.9 million of net after-tax losses in Accumulated other comprehensive loss related to these interest rate swaps is expected to be amortized into Interest expense during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

Treasury Rate Locks.  As of June 30, 2011, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods are associated with interest payments on outstanding long-term debt.  These treasury rate locks are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of June 30, 2011, approximately $166,000 of net after-tax losses in Accumulated other comprehensive loss related to these treasury rate locks will be amortized into Interest expense during the next twelve months.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company had no asset derivative instruments at June 30, 2011 and December 31, 2010.  The following table summarizes the fair value amounts of the Company’s liability derivative instruments and their location in the unaudited interim Condensed Consolidated Balance Sheet at the dates indicated.

	Balance Sheet	June 30,	December 31,
	Location	2011	2010
		(In thousands)
Cash Flow Hedges:
Interest rate contracts	Other current liabilities	$14,965	$19,694
	Other noncurrent liabilities	-	4,652
		$14,965	$24,346

The following table summarizes the location and amount of derivative instrument gains and losses reported in the Company’s unaudited interim condensed consolidated financial statements for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Cash Flow Hedges: (1)
Change in fair value - increase in Accumulated other
comprehensive loss, excluding tax expense effect of $244,
$1,308, $531 and $3,614, respectively	$605	$3,253	$1,320	$8,989
Reclassification of unrealized loss from Accumulated
other comprehensive loss - increase of Interest
expense, excluding tax expense effect of $2,190, $2,187,
$4,354 and $4,373, respectively	5,450	5,442	10,836	10,883
____________
(1)	See Note 6 – Comprehensive Income for additional related information.

11.  Fair Value Measurement

The following table sets forth the Company’s liabilities that are measured at fair value on a recurring basis at the date indicated.

	Fair Value as of	Fair Value Measurements at June 30, 2011 Using Fair Value Hierarchy
	June 30, 2011	Level 1	Level 2	Level 3
	(In thousands)

Liabilities:
Interest-rate swap derivatives	$14,965	$-	$14,965	$-
Total	$14,965	$-	$14,965	$-

The Company’s Level 2 interest-rate swap derivative instruments are valued using pricing models based on an income approach that discounts future cash flows to a present value amount. The significant pricing model inputs for the interest-rate swaps include published rates for U.S. Dollar LIBOR interest rate swaps. The pricing model also adjusts for nonperformance risk associated with the counterparty or Company,

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

as applicable, through the use of credit risk adjusted discount rates based on published default rates. The Company did not have any Level 3 instruments measured at fair value at June 30, 2011 or December 31, 2010.

The approximate fair value of the Company’s cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to their short-term nature.

12.  Commitments and Contingencies

Litigation and Other Claims

The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business.

Will Price.  Will Price, an individual, filed actions in the U.S. District Court for the District of Kansas for damages against a number of companies, including the Company, alleging mis-measurement of natural gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  On September 19, 2009, the Court denied plaintiffs’ request for class certification.  Plaintiffs have filed a motion for reconsideration, which the Court denied on March 31, 2010.  The Company believes that its measurement practices conformed to the terms of its FERC natural gas tariffs, which were filed with and approved by FERC.  As a result, the Company believes that it has meritorious defenses to the Will Price lawsuit (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that the Company complied with the terms of its tariffs).  In the event that Plaintiffs refuse Panhandle’s pending request for voluntary dismissal, Panhandle will continue to vigorously defend the case.  The Company believes it has no liability associated with this proceeding.

East End Project. The East End project involved the installation of a total of approximately 31 miles of pipeline in and around Tuscola, Illinois, Montezuma, Indiana and Zionsville, Indiana.  Construction began in 2007 and was completed in the second quarter of 2008.  The Company sought recovery of each contractor’s share of approximately $50 million of cost overruns from the construction contractor, an inspection contractor and the construction management contractor for improper welding, inspection and construction management of the East End Project.  Certain of the contractors filed counterclaims against the Company for alleged underpayments of approximately $18 million.  The Company settled with three defendants prior to trial in Harris County, Texas. Trial began on May 16, 2011 and after the fourth week of trial a settlement was reached with the last defendant, Acuren.  The various settlements resulted in the Company receiving a total of approximately $16 million and $9 million for reimbursement of previously incurred legal expenses associated with the proceeding and project cost overruns, respectively.

Liabilities for Litigation and Other Claims

The Company establishes reserves for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  As of June 30, 2011 and December 31, 2010, the Company recorded litigation and other claim-related accrued liabilities of $1.9 million and $1.8 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as reasonably possible.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Environmental Matters

The Company’s operations are subject to federal, state and local laws, rules and regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters.  These laws, rules and regulations require the Company to conduct its operations in a specified manner and to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Failure to comply with applicable environmental laws, rules and regulations may expose the Company to significant fines, penalties and/or interruptions in operations.  The Company’s environmental policies and procedures are designed to achieve compliance with such applicable laws and regulations.  These evolving laws and regulations and claims for damages to property, employees, other persons and the environment resulting from current or past operations may result in significant expenditures and liabilities in the future.  The Company engages in a process of updating and revising its procedures for the ongoing evaluation of its operations to identify potential environmental exposures and enhance compliance with regulatory requirements.

Environmental Remediation

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

Environmental Remediation Liabilities

The table below reflects the amount of accrued liabilities recorded in the Condensed Consolidated Balance Sheet at the dates indicated to cover environmental remediation actions where management believes a loss is probable and reasonably estimable.  The Company does not have any material environmental remediation matters assessed as reasonably possible.

	June 30,	December 31,
	2011	2010
	(In thousands)

Current	$2,340	$4,273
Noncurrent	5,228	4,498
Total environmental liabilities	$7,568	$8,771

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Commitments and Contingencies

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

See Note 5 – Regulation and Rates for other potential contingent matters applicable to the Company.

Future Regulatory Compliance Commitments

Air Quality Control. In August 2010, EPA finalized a rule that requires reductions in a number of pollutants, including formaldehyde and carbon monoxide, for certain engines regardless of size at Area Sources (sources that emit less than ten tons per year of any one Hazardous Air Pollutant (HAP) or twenty-five tons per year of all HAPs) and engines less than 500 horsepower at Major Sources (sources that emit ten tons per year or more of any one HAP or twenty-five tons per year of all HAPs).  Compliance is required by October 2013.  It is anticipated that the limits adopted in this rule will be used in a future EPA rule that is scheduled to be finalized in 2013, with compliance required in 2016.  This future rule is expected to require reductions in formaldehyde and carbon monoxide emissions from engines greater than 500 horsepower at Major Sources.

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

The Company is currently reviewing the potential impact of the August 2010 Area Source National Emissions Standards for Hazardous Air Pollutants rule and proposed rules regarding HAPs and ozone and the new nitrogen dioxide standard on its operations and the potential costs associated with the installation of emission control systems on its existing engines.  The ultimate costs associated with these activities cannot be estimated with any certainty at this time, but the Company believes, based on the current understanding of the current and proposed rules, such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

The Kansas Department of Health and Environment set certain contingency measures as part of the agency’s ozone maintenance plan for the Kansas City area.  These measures must be revised to conform to the

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

requirements of the EPA ozone standard discussed above.  As such, the costs associated with these activities cannot be estimated with any certainty at this time, but the Company believes, based on the current understanding of the proposed plan, such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

SPCC Rules.  In 2008 and 2009, the EPA adopted amendments to the SPCC rules with the stated intention of providing greater clarity, tailoring requirements and streamlining requirements.  On October 7, 2010, EPA amended the compliance date for certain facilities from November 10, 2010 to November 10, 2011.  The Company is currently reviewing the impact of the modified regulations on its operations and may incur costs for tank integrity testing, alarms and other associated corrective actions as well as potential upgrades to containment structures.  Costs associated with such activities cannot be estimated with certainty at this time, but the Company believes, based on the current understanding of the current and proposed rules, such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying unaudited interim condensed consolidated financial statements and notes to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations.  The following section includes an overview of the Company’s business as well as recent developments that management of the Company believes are important in understanding its results of operations and anticipating future trends in those operations.  Subsequent sections include an analysis of the Company’s results of operations on a consolidated basis and information relating to the Company’s liquidity and capital resources and other matters.  The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q.

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

Results of Operations

The following table illustrates the results of operations of the Company for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except volumes)
Operating revenues
Transportation and storage of natural gas	$132,240	$130,601	$277,756	$277,329
LNG terminalling	55,110	54,192	109,282	91,778
Other	2,410	2,297	5,016	4,658
Total operating revenues (1)	189,760	187,090	392,054	373,765

Operating expenses
Operating, maintenance and general	61,658	66,489	131,357	134,250
Depreciation and amortization	31,963	30,896	64,237	60,073
Taxes, other than on income	8,434	8,894	17,739	18,122
Total operating expenses	102,055	106,279	213,333	212,445

Operating income	87,705	80,811	178,721	161,320

Other income (expenses)
Interest expense	(26,980)	(27,151)	(53,914)	(49,540)
Other, net	2,230	2,241	4,461	4,298
Total other expenses, net	(24,750)	(24,910)	(49,453)	(45,242)

Earnings before income taxes	62,955	55,901	129,268	116,078

Income taxes	22,736	22,148	43,437	48,733

Net earnings	$40,219	$33,753	$85,831	$67,345

Panhandle natural gas volumes transported (TBtu): (2)
PEPL	128	123	299	290
Trunkline	182	167	377	321
Sea Robin	34	43	68	90
_____________
(1)
Reservation revenues comprised 90 percent of total operating revenues for both the three- and six-month periods ended June 30, 2011, with 88 percent and 89 percent comprising total operating revenues for the three- and six-month periods ended June 30, 2010, respectively.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.

Three-month period ended June 30, 2011 versus the three-month period ended June 30, 2010.

Operating Revenues.  For the three-month period ended June 30, 2011, operating revenues increased $2.7 million versus the same time period in 2010 primarily as the result of:
•	Increased transportation and storage revenue of $1.6 million primarily attributable to:
o	Higher short-term capacity sold of $2.5 million on Trunkline and PEPL based on operational availability; and
o	Lower interruptible parking revenues of $1 million due to less favorable market conditions; and

•	Higher LNG revenues of $900,000 primarily due to a higher rate effective March 2011, partially offset by lower volumes from decreased LNG cargoes during 2011.

Operating Expenses.  Operating expenses for the three-month period ended June 30, 2011 decreased $4.2 million versus the same period in 2010 primarily as the result of:
•	Lower operating, maintenance and general expenses of $4.8 million in 2011 versus 2010 primarily attributable to:
o	A $12.7 million decrease in legal expenses primarily due to settlement of certain litigation in the second quarter of 2011 with several contractors related to the Company’s East End project;
o
Impact of a net reduction of $3.5 million in the 2010 period in the repair and abandonment cost provision for Hurricanes Ike and Gustav resulting from favorable weather conditions experienced and increased project efficiencies and Hurricane Ike insurance recoveries of $700,000 received in 2010;

o	A $1 million increase in fuel tracker costs primarily due to an under-recovery in 2011;
o	Higher allocated corporate service costs of $900,000 primarily due to higher employee benefits;
o	An $800,000 increase in medical costs; and
o
A $700,000 increase in compensation expense largely due to mark-to-market adjustments for liability share-based compensation awards (which are settled in cash) resulting from an increase in the Southern Union stock price impacted by the potential merger with ETE; and

•
Increased depreciation and amortization expense of $1.1 million in 2011 versus 2010 primarily due to a $103.6 million increase in property, plant and equipment placed in service after June 30, 2010.  Depreciation and amortization expense is expected to continue to increase primarily due to ongoing capital additions.

Income Taxes.  The Company’s EITR was 36 percent and 40 percent for the three-month period ended June 30, 2011 and 2010, respectively.  Income taxes during the 2011 period, versus the same period in 2010, increased $600,000 primarily due to higher pre-tax earnings, partially offset by the impact of $1.3 million of lower income tax expense in 2011 associated with certain state income tax rate changes.

Six-month period ended June 30, 2011 versus the six-month period ended June 30, 2010.

Operating Revenue.  For the six-month period ended June 30, 2011, operating revenue increased $18.3 million versus the same time period in 2010 primarily as the result of:
•	Higher LNG revenues of $17.5 million primarily due to the LNG terminal infrastructure enhancement construction project placed in service in March 2010; and
•	Increased transportation and storage revenue of $400,000 primarily attributable to:
o	Higher transportation reservation revenues of $3.1 million primarily due to higher short-term capacity sold on Trunkline based on operational availability;
o	Lower transportation interruptible revenues of $1.6 million largely attributable to lower volumes in 2011 on Sea Robin primarily resulting from market conditions; and
o	Lower interruptible parking revenues of $1.4 million due to less favorable market conditions.

Operating Expenses.  Operating expenses for the six-month period ended June 30, 2011 increased $900,000 versus the same period in 2010 primarily as the result of:
•	Lower operating, maintenance and general expenses of $2.9 million in 2011 versus 2010 primarily attributable to:
o	A $9.4 million net reduction in legal expenses resulting from the settlement of certain litigation in the second quarter of 2011 with several contractors related to the Company’s East End project;
o
Impact of a net reduction of $3.5 million in the 2010 period in the repair and abandonment cost provision for Hurricanes Ike and Gustav resulting from favorable weather conditions experienced and increased project efficiencies; and

o	A $3.4 million increase in fuel tracker costs primarily due to a net under-recovery in 2011 versus an over-recovery in 2010; and
•
Increased depreciation and amortization expense of $4.2 million in 2011 versus 2010 primarily due to the LNG terminal infrastructure enhancement construction project placed in service in March 2010 and a $103.6 million increase in property, plant and equipment placed in service after June 30, 2010.  Depreciation and amortization expense is expected to continue to increase primarily due to ongoing capital additions.

Other Expense, Net.  Other expense, net for the six-month period ended June 30, 2011 increased $4.2 million versus the same period in 2010 primarily as a result of higher interest expense of $4.4 million principally attributable to lower capitalized interest resulting from the LNG terminal infrastructure enhancement construction project placed in service in March 2010, partially offset by lower interest expense resulting from the repayment of the $40.5 million 8.25% Senior Notes in April 2010.

Income Taxes.  The Company’s EITR was 34 percent and 42 percent for the six-month period ended June 30, 2011 and 2010, respectively.  Income taxes during the 2011 period, versus the same period in 2010, decreased $5.3 million primarily due to the impact of $5.3 million of state investment tax credits recorded in 2011 and $2.9 million of higher income tax expense in 2010 resulting from the elimination of the Medicare Part D tax subsidy in the Patient Protection and Affordable Care Act legislation signed into law in March 2010, partially offset by the impact of higher pre-tax earnings.

OTHER MATTERS

Contingencies

See Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies in this Quarterly Report on Form 10-Q.

Regulatory

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
(2)  Settlement provides for a rate moratorium through 2015.  Current fixed rates apply through 2015 covering all facilities, except the IEP expansion facilities placed in service in March 2010 which has negotiated rates through March 2030.

See Part I, Item 1.  Financial Statements (Unaudited), Note 5 – Regulation and Rates in this Quarterly Report on Form 10-Q.

Trunkline LNG Cost and Revenue Study.  On July 1, 2009, Trunkline LNG filed a Cost and Revenue Study with respect to the Trunkline LNG facility expansions completed in 2006, in compliance with FERC orders.  Such filing, which was as of March 31, 2009, reflected an annualized cost of service level for these expansions of $54.7 million, less than the associated actual revenues during the same period of $68.5 million.  These expansion revenues are currently at negotiated rates totaling $72.6 million annually through 2015.  BG LNG Services (BGLS) filed a motion to intervene and protest on July 14, 2009.  By order dated July 26, 2010, FERC determined that since (i) Trunkline LNG has fixed negotiated rates with BGLS through 2015, which would be unaffected by any rate change that might be determined through hearing at this time, and (ii) current costs and revenues are not necessarily representative of Trunkline LNG’s costs and revenues at the termination of the negotiated rate period in 2015, there was no reason to expend FERC’s and the parties’ resources on a Natural Gas Act Section 5 proceeding at this time.  The order is final and not subject to rehearing.

LNG Export License.  On July 22, 2011, the United States Department of Energy, Office of Fossil Energy issued an order authorizing Lake Charles Exports, LLC, a jointly-owned subsidiary of the Company and BG Group plc, to export domestically produced LNG by vessel from Trunkline LNG’s Lake Charles LNG terminal.  The authorization, for a 25 year term beginning on the earlier of the date of first export or 10 years from the issuance of the order, permits export of up to approximately 2 Bcf/d to countries that have or will enter into a free trade agreement (FTA) with the United States that requires national treatment for trade in natural gas.  Lake Charles Exports, LLC is permitted to use the authorization to export LNG on its own behalf or as an agent for BG LNG Services.  A proceeding for approval to export to non-FTA countries is ongoing.  The companies are developing plans to install liquefaction facilities at the Lake Charles terminal to export LNG. Modifications to the Lake Charles terminal would be subject to approval by the FERC.  The Company and BG Group plc have not finalized the economic terms of their arrangement, but the Company expects that any such arrangement will take into account, among other things, the December 31, 2015 termination of certain contracted rates at the existing Trunkline LNG terminal which otherwise revert to tariff rates in 2016 and the term of BGLS contracts related to the Trunkline LNG terminal which otherwise all expire in 2030.

Liquidity and Capital Resources

Cash generated from operations constitutes the Company’s primary source of liquidity.  The $533.4 million working capital deficit at June 30, 2011 is expected to be funded from refinancings of existing indebtedness, cash flows from operations or from repayments from Southern Union of intercompany loans.  Based on the Company’s current level of operations, management believes that cash flow from operations, available existing cash, and other sources, including liquid working capital and new borrowings, will be adequate to meet liquidity needs for the next several years, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations.

Retirement of Debt Obligations.  The Company expects to refinance and/or extend the $455 million term loan due in March 2012 and the $465 million term loan due in June 2012.  The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets and market expectations regarding the Company's future earnings and cash flows, that it will be able to refinance these obligations under acceptable terms prior to their maturity.

Potential Sea Robin Impairment.  Sea Robin, comprised primarily of offshore facilities, suffered damage from Hurricane Ike related to several platforms and gathering pipelines.  As there were no new indicators of potential impairment during 2011, the impairment test on Sea Robin was not performed as of June 30, 2011.  Approximately $115 million of the approximately $150 million total estimated capital replacement and retirement expenditures to replace property and equipment damaged by Hurricane Ike are related to Sea Robin and are substantially completed.  As of June 30, 2011, the Company has received approximately $51 million for claims submitted with respect to Hurricane Ike-related damage to Sea Robin.  The Company estimates approximately $10 million of additional insurance proceeds will ultimately be received for the claims related to Sea Robin.

Additionally, Sea Robin has implemented a rate surcharge initially approved by FERC in September 2009, subject to refund and final FERC decision, to recover Hurricane Ike-related costs not otherwise recovered from insurance proceeds or from other third parties.  To the extent the Company’s capital expenditures are not recovered from insurance proceeds or through its hurricane rate surcharge, its net investment in Sea Robin’s property, plant and equipment would have increased without necessarily generating additional revenues unless the incremental costs are recovered through future rate proceedings or additional throughput.  See Item 1. Financial Statements (Unaudited), Note 5 – Regulation and Rates for information related to the surcharge filing.  If Sea Robin’s hurricane surcharge is not ultimately approved for recovery from all shippers or Sea Robin experiences other adverse developments impacting anticipated future cash flows that are not remedied through rate proceedings, the Company could potentially be required to record an impairment of its net investment in Sea Robin.

Credit Ratings.  As of June 30, 2011, the Company’s debt was rated BBB- by Fitch Ratings, Baa3 by Moody’s Investor Services, Inc. and BBB- by Standard & Poor’s.  Due to the merger activities involving the Company, Standard and Poor’s has placed Panhandle on Credit Watch with developing implications and Fitch has placed Panhandle on Rating Watch Negative.  The Company is not party to any lending agreement that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit rating, nor would a reduction in any credit rating, by itself, cause an event of default under any of the Company’s lending agreements.  However, if the Company’s credit ratings are downgraded below investment grade or if there are times when it is placed on "credit watch," the Company could be negatively impacted as follows:
•	Borrowing costs associated with existing debt obligations could increase annually up to approximately $4.3 million in the event of a credit rating downgrade;
•	The costs of refinancing debt that is maturing or any new debt issuances could increase due to being placed on credit watch or due to a credit rating downgrade; and
•	FERC may be unwilling to allow the Company to pass along increased debt service costs to natural gas customers.

Inflation.  The Company believes that inflation has caused, and may continue to cause, increases in certain operating expenses, and will continue to require higher capital replacement and construction costs. The Company continually reviews the adequacy of its rates in relation to such increasing cost of providing services, the inherent regulatory lag in adjusting its tariff rates and the rates it is actually able to charge in its markets.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s COO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Panhandle’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•
the effects of changes in governmental policies and regulatory actions, including changes with respect to income and other taxes, environmental compliance, climate change initiatives, authorized rates of recovery of costs (including pipeline relocation costs), and permitting for new natural gas production accessible to the Company’s system;

•	market risks affecting the Company’s pricing of its services provided and renewal of significant customer contracts;
•	other risks and unforeseen events, including other financial, operational and legal risks and uncertainties detailed from time to time in filings with the SEC; and
·
the likelihood and timing of the completion of Southern Union’s proposed merger with ETE, the terms and conditions of any required regulatory approvals of the proposed merger, the impact of the proposed merger on the Company’s employees and potential diversion of management’s time and attention from ongoing business during this time period.

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

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q and in the Item 8.  Financial Statements and Supplementary Data, Note 14 – Commitments and Contingencies, information included in the Company’s Form 10-K for the year ended December 31, 2010.

The Company is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites.  As a result, the Company is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters.  For information regarding these matters, see Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q and in the Item 8.  Financial Statements and Supplementary Data, Note 14 – Commitments and Contingencies, information included in the Company’s Form 10-K for the year ended December 31, 2010.

ITEM 1A. Risk Factors.

Except for the additional risk factor information described below, there have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on February 25, 2011.  The following additional risk factor information should be read in conjunction with the related disclosure in Part I. Item 1A.  Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Risks Related to the Merger

The failure to successfully complete the  merger of ETE and Southern Union in the expected time frame may adversely affect the Company’s business.

The Company has operated and, until the completion of the merger, will continue to operate (as a wholly-owned subsidiary of Southern Union) independently from ETE. It is possible that the integration process could result in the loss of key employees, as well as the disruption of the Company’s ongoing businesses or inconsistencies in its standards, controls, procedures and policies. Any or all of those occurrences could adversely affect the Company’s ability to maintain relationships with customers and employees after the merger or to achieve the anticipated benefits of the merger. Integration efforts associated with the merger will also divert management attention and resources. These integration matters could have an adverse effect on the Company.

The pendency of the merger could materially adversely affect the future business and operations of the Company or result in a loss of its employees or employees of Southern Union that provide certain support services for the Company.

In connection with the pending merger, it is possible that some customers, suppliers and other persons with whom the Company has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with the Company as a result of the merger, which could negatively impact its revenues, earnings and cash flows, regardless of whether the merger is completed. Similarly, current and prospective employees of the Company and/or Southern Union may experience uncertainty about their future roles with ETE, the Company and/or Southern Union following completion of the merger, which may materially adversely affect the ability of the Company and Southern Union to attract and retain key employees.  Additionally, under the merger agreement, the Company is subject to certain restrictions on the conduct of its business prior to completing the merger, which may adversely affect its ability to execute certain of its business strategies.

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

ITEM 4.  Reserved.

ITEM 5.  Other Information.

All information required to be reported on Form 8-K for the quarter ended June 30, 2011 was appropriately reported.

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

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definitions Document **

101.LAB	XBRL Taxonomy Label Linkbase Document **

101.PRE	XBRL Taxonomy Presentation Linkbase Document **

** XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: August 9, 2011	By: /s/ ROBERT O. BOND
Robert O. Bond President and Chief Operating Officer (authorized officer) /s/ GARY W. LEFELAR Gary W. Lefelar Vice President and Chief Accounting Officer (principal accounting officer)