Form 10-Q
period 2011-09-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2011-11-08
CIK 76063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
_______________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2011

Commission File No. 1-2921

_______________

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Exact name of registrant as specified in its charter)

Delaware	44-0382470
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5051 Westheimer Road	77056-5622
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (713) 989-7000

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
FORM 10-Q
September 30, 2011
Table of Contents

PART I.  FINANCIAL INFORMATION:                                                                                                                                                      Page

     Glossary.                                                                                                                                           1

     ITEM 1.  Financial Statements (Unaudited):

           Condensed consolidated statement of operations.                          2

          Condensed consolidated balance sheet.                                                                                                                                                     3

          Condensed consolidated statement of cash flows.                           5

          Condensed consolidated statement of stockholders’ equity and comprehensive income.             6

          Notes to condensed consolidated financial statements.                            7

     ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.         18

     ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.                    24

     ITEM 4.  Controls and Procedures.                                                                                                                                                           24

PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings.                                                                                                                                                            26

     ITEM 1A.  Risk Factors.                                                                                                                                                                   27

     ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.                        27

     ITEM 3.  Defaults Upon Senior Securities.                              27

     ITEM 4.  Reserved.                                                                                                                                                    27

     ITEM 5.  Other Information.                                                                                                                                                             27

     ITEM 6.  Exhibits.                                                                                                                                                           28

     SIGNATURES.                                                                                                                                                                       31

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
ETP                                                        Energy Transfer Partners, L.P.
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
PEPL Holdings                                      PEPL Holdings, LLC
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
SPCC                                                      Spill Prevention Control and Countermeasure
TBtu                                                       Trillion British thermal units
Trunkline                                               Trunkline Gas Company, LLC
Trunkline LNG                                      Trunkline LNG Company, LLC

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In thousands)

Operating revenues
Transportation and storage of natural gas	$134,476	$130,568	$412,232	$407,897
LNG terminalling	55,327	53,783	164,609	145,561
Other	2,896	2,212	7,912	6,870
Total operating revenues	192,699	186,563	584,753	560,328

Operating expenses
Operating, maintenance and general	57,006	56,704	161,596	165,350
Operating, maintenance and general - affiliate (Note 4)	13,135	13,292	39,902	38,896
Depreciation and amortization	31,881	31,191	96,118	91,264
Taxes, other than on income	8,653	8,734	26,392	26,856
Total operating expenses	110,675	109,921	324,008	322,366

Operating income	82,024	76,642	260,745	237,962

Other income (expenses)
Interest expense	(26,937)	(26,910)	(80,851)	(76,450)
Interest income - affiliates (Note 4)	2,170	2,294	6,483	6,449
Other, net	71	63	219	206
Total other expenses, net	(24,696)	(24,553)	(74,149)	(69,795)

Earnings before income taxes	57,328	52,089	186,596	168,167

Income taxes (Note 9)	21,903	20,577	65,340	69,310

Net earnings	$35,425	$31,512	$121,256	$98,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS
	September 30,	December 31,
	2011	2010

	(In thousands)

Current assets
Cash and cash equivalents	$50	$56
Accounts receivable, billed and unbilled,
net of allowances of $896 and $897, respectively	71,247	77,888
Accounts receivable – related party (Note 4)	4,185	5,922
Natural gas imbalances - receivable	63,039	51,607
System natural gas and operating supplies	83,304	147,254
Note receivable - related party (Note 4)	368,126	-
Other	29,231	22,261
Total current assets	619,182	304,988

Property, plant and equipment
Plant in service	4,005,361	3,952,425
Construction work in progress	62,990	47,085
	4,068,351	3,999,510
Less accumulated depreciation and amortization	704,653	613,336
Net property, plant and equipment	3,363,698	3,386,174

Note receivable - related party (Note 4)	665,180	823,406
Other	22,528	24,361

Total assets	$4,670,588	$4,538,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

PARTNERS' CAPITAL AND LIABILITIES

	September 30,	December 31,
	2011	2010

	(In thousands)

Partners' capital
Partners' capital	$1,761,947	$1,640,691
Accumulated other comprehensive loss (Note 6)	(9,022)	(16,928)
Tax sharing note receivable - related party	(1,665)	(3,188)
Total partners' capital	1,751,260	1,620,575

Long-term debt (Note 7)	1,169,180	1,984,427
Total capitalization	2,920,440	3,605,002

Current liabilities
Current portion of long-term debt (Note 7)	815,391	-
Accounts payable	11,418	9,811
Accounts payable - related parties (Note 4)	51,936	56,393
Natural gas imbalances - payable	124,724	177,192
Accrued taxes	23,242	15,423
Accrued interest	23,966	14,298
Capital accruals	16,513	33,038
Other	75,416	95,191
Total current liabilities	1,142,606	401,346

Deferred income taxes, net	551,129	466,309
Other	56,413	66,272
Commitments and contingencies (Note 12)

Total partners' capital and liabilities	$4,670,588	$4,538,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

	(In thousands)

Cash flows provided by operating activities:
Net earnings	$121,256	$98,857
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	96,118	91,264
Deferred income taxes, net	76,682	63,559
Changes in operating assets and liabilities	11,291	6,589
Net cash flows provided by operating activities	305,347	260,269

Cash flows provided by (used in) investing activities:
Net increase in note receivable - related parties (Note 4)	(209,900)	(97,350)
Net decrease in income taxes payable - related parties (Note 4)	(11,277)	(17,456)
Additions to property, plant and equipment	(83,703)	(108,835)
Plant retirements and other	(1,202)	3,874
Net cash flows used in investing activities	(306,082)	(219,767)

Cash flows provided by (used in) financing activities:
Increase in book overdraft	729	11
Repayment of debt	-	(40,500)
Net cash flows provided by (used in) financing activities	729	(40,489)

Change in cash and cash equivalents	(6)	13

Cash and cash equivalents at beginning of period	56	55
Cash and cash equivalents at end of period	$50	$68

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(UNAUDITED)

	Partners' Capital	Accumulated Other Comprehensive Loss	Tax Sharing Note Receivable-Related Party	Total

	(In thousands)

Balance December 31, 2010	$1,640,691	$(16,928)	$(3,188)	$1,620,575

Tax sharing receivable - Southern Union	-	-	1,523	1,523

Comprehensive income:
Net earnings	121,256	-	-	121,256
Net change in other comprehensive income (Note 6)	-	7,906	-	7,906
Comprehensive income	121,256	7,906	-	129,162
Balance September 30, 2011	$1,761,947	$(9,022)	$(1,665)	$1,751,260

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  New Accounting Principles

Accounting Principles Not Yet Adopted. In June 2011, the FASB issued authoritative guidance that changes how a company may present comprehensive income.  The guidance allows entities to elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements and eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  The guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter, with early adoption permitted.  The Company does not expect the guidance to materially impact its consolidated financial statements as the guidance only requires a change in the placement of previously disclosed information.

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

3.  ETE Merger

On July 19, 2011, Southern Union entered into a Second Amended and Restated Agreement and Plan of Merger with ETE and Sigma Acquisition Corporation, a wholly-owned subsidiary of ETE (Merger Sub) (as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of September 14, 2011, the Second Amended Merger Agreement).  The Second Amended Merger Agreement modifies certain terms of the Agreement and Plan of Merger entered into by Southern Union, ETE and Merger Sub on June 15, 2011 as amended on July 4, 2011.  The Second Amended Merger Agreement provides for the merger of Merger Sub with and into Southern Union (Merger), with Southern Union continuing as the surviving corporation in the Merger.  As a result of the Merger, Southern Union will become a wholly-owned subsidiary of ETE.  Under the terms of the Second Amended Merger Agreement, Southern Union shareholders can elect to exchange each issued and outstanding share of Southern Union common share for $44.25 of cash or 1.00x ETE common unit, with no more than 60 percent of the aggregate merger consideration payable in cash and no more than 50 percent payable in ETE common units.  Elections in excess of either the cash or common unit limits will be subject to proration.

In addition, ETE and Energy Transfer Partners, LP, a wholly-owned subsidiary of ETE (ETP), are parties to an Amended and Restated Agreement and Plan of Merger dated as of July 19, 2011 (as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of September 14, 2011) (Citrus Merger Agreement).  The Citrus Merger Agreement provides that Southern Union, CrossCountry Energy, LLC (CrossCountry), PEPL Holdings, LLC (PEPL Holdings) and Citrus ETP Acquisition, L.L.C. (Citrus ETP) will become parties by joinder at a time immediately prior to the closing of the Merger.  Upon becoming a party to the Citrus Merger Agreement, Southern Union will assume the obligations and rights of ETE.  Under the Citrus Merger Agreement, CrossCountry, a wholly-owned subsidiary of Southern Union that indirectly owns a 50 percent interest in Citrus, will be merged with and into Citrus ETP with CrossCountry surviving as a wholly-owned subsidiary of ETP (Citrus Merger).

Immediately prior to the Citrus Merger and in connection with ETP’s financing of the Citrus Merger consideration, Southern Union will contribute its ninety-nine percent interest in PEPL and its 100 percent membership interest in Southern Union Panhandle, LLC to PEPL Holdings.  PEPL Holdings is a wholly-owned subsidiary of CCE Acquisition, LLC.  PEPL Holdings will guarantee certain indebtedness of ETP related to the Citrus Merger (on a collection basis).  The guarantee will be non-recourse to Southern Union.

As consideration for the Citrus Merger, Southern Union will receive from ETP approximately $2.0 billion, consisting of $1.895 billion in cash and $105 million of ETP common units, with the value of the ETP common units based on the volume-weighted average trading price for the ten consecutive trading days ending immediately prior to the date that is three trading days prior to the closing date of the Citrus Merger.  After completion of the Citrus Merger, including receipt of the Citrus Merger consideration, Southern Union will contribute an amount not to exceed $1.45 billion from the Citrus Merger to Merger Sub in exchange for an equity interest in Merger Sub.  The remaining cash proceeds of approximately $445 million in cash would be used to retire existing Southern Union and/or Company debt.  It is further anticipated that Southern Union or one of its subsidiaries would retain the approximately $105 million of ETP units as an investment in an unconsolidated affiliate.  The consummation of the Citrus Merger is not a condition to consummation of the Merger.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

While consummation of the Merger is subject to certain customary conditions, the parties have already satisfied a number of conditions, including without limitation:  (i) the expiration of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which expiration occurred on July 28, 2011, and (ii) the effectiveness, on October 27, 2011 of ETE’s Registration Statement on Form S-4 relating to the ETE common units to be issued in connection with the Merger.  Southern Union has also filed with the SEC and mailed to shareholders of record on October 11, 2011 entitled to vote on the Merger its definitive proxy statement for a special meeting of shareholders to be held on December 9, 2011.

4.  Related Party Transactions

The following table provides a summary of related party transactions for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In thousands)

Transportation and storage
of natural gas (1)	$661	$656	$2,332	$2,581
Operation and maintenance:
Management and royalty fees	4,818	4,663	14,616	14,007
Other expenses (2)	8,317	8,629	25,286	24,889
Other income, net:
Interest income - Southern Union	408	427	1,179	995
Interest income - CrossCountry Citrus	1,762	1,867	5,304	5,454
Other	32	50	162	178
___________________________
(1)	Represents transportation and storage revenues with Missouri Gas Energy, a Southern Union division.
(2)	Primarily includes allocations of corporate charges from Southern Union, partially offset for expenses attributable to services provided by Panhandle on behalf of other affiliate companies.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a summary of the related party balances included in the Condensed Consolidated Balance Sheet at the dates indicated.

	September 30,	December 31,
	2011	2010

	(In thousands)
Notes receivable - related parties:
Current:
CrossCountry Citrus	$368,126	$-

Noncurrent:
Southern Union	$665,180	$455,280
CrossCountry Citrus	-	368,126
	$665,180	$823,406

Accounts receivable - related parties (1)	$4,185	$5,922

Accounts payable - related parties:
Southern Union - income taxes (2)	$31,996	$43,273
Southern Union - other (3)	19,698	12,940
Other (4)	242	180
	$51,936	$56,393
______________________________
(1)	Primarily related to interest income associated with the Note receivable – CrossCountry Citrus and services provided for Citrus.
(2)	Related to income taxes payable to Southern Union per the tax sharing agreement to provide for taxes to be remitted upon the filing of the tax return.
(3)
Primarily related to payroll funding provided by Southern Union.  The September 30, 2011 and December 31, 2010 amounts are net of insurance proceeds of nil and $13.9 million, respectively, owed by Southern Union to the Company.

(4)	Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of the Company.

5.  Regulation and Rates

On August 31, 2009, Sea Robin filed with the FERC to implement a rate surcharge to recover Hurricane Ike-related costs not otherwise recovered from insurance proceeds or from other third parties, with initial accumulated net costs of approximately $38 million included in the filing.  On September 30, 2009, the FERC approved the surcharge to be effective March 1, 2010, subject to refund and the outcome of hearings with the FERC to explore issues set forth in certain customer protests, including the costs to be included and the applicability of the surcharge to discounted contracts.  The Administrative Law Judge issued an initial decision on December 13, 2010, approving the surcharge for recovery from all shippers, including discounted and non-discounted shippers, over a recovery period of 21.4 years and including applicable carrying charges.  The Company, as well as other parties, have filed briefs for exception on certain aspects of the decision.  On August 31, 2011, Sea Robin submitted its latest semiannual filing related to the surcharge, which reflected updated costs incurred through June 30, 2011 of approximately $47 million, net of insurance and surcharge recoveries, which were reflected in the updated surcharge rate effective October 1, 2011, subject to refund.  Approximately $17.7 million of estimated refunds have been reserved for as of September 30, 2011.  The ultimate outcome of this matter is still pending a final FERC decision.

In October 2011, Trunkline and Sea Robin jointly filed with the FERC to transfer all of Trunkline’s offshore facilities, and certain related onshore facilities, by abandonment and sale to Sea Robin to consolidate and streamline the ownership and operation of all regulated offshore assets under one entity and better position the offshore assets competitively.    The transfer is subject to approval by the FERC.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  Comprehensive Income

The table below provides an overview of Comprehensive income for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In thousands)

Net earnings	$35,425	$31,512	$121,256	$98,857

Reclassification of unrealized loss on interest rate
hedges into earnings, net of tax of $2,230, $2,121,
$6,584 and $6,494, respectively	3,320	3,160	9,802	9,670
Change in fair value of interest rate hedges, net of tax
of $20, $(1,459), $(511) and $(5,073), respectively	28	(2,172)	(761)	(7,547)
Reclassification of prior service credit relating to other
postretirement benefits into earnings, net of tax of
$(144), $(203), $(431) and $(608), respectively	(379)	(319)	(1,135)	(959)
Total other comprehensive income	2,969	669	7,906	1,164

Total comprehensive income	$38,394	$32,181	$129,162	$100,021

The table below provides an overview of the components in Accumulated other comprehensive loss as of the dates indicated.

	September 30,	December 31,
	2011	2010

	(In thousands)

Other postretirement plan - net actuarial loss and prior service costs, net	$(2,417)	$(1,282)
Interest rate hedges, net	(6,605)	(15,646)
Total Accumulated other comprehensive loss, net of tax	$(9,022)	$(16,928)

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Debt Obligations

The following table sets forth the debt obligations of the Company at the dates indicated.

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)

6.05% Senior Notes due 2013	$250,000	$261,250	$250,000	$268,988
6.20% Senior Notes due 2017	300,000	341,565	300,000	322,893
8.125% Senior Notes due 2019	150,000	184,533	150,000	169,671
7.00% Senior Notes due 2029	66,305	77,432	66,305	69,911
7.00% Senior Notes due 2018	400,000	470,028	400,000	442,120
Term Loans due 2012	815,391	810,563	815,391	799,084
Net premiums on long-term debt	2,875	2,875	2,731	2,731
Total debt outstanding	1,984,571	$2,148,246	1,984,427	$2,075,398
Less current portion of long-term debt	815,391		-
Total long-term debt	$1,169,180		$1,984,427

The fair value of the Company’s term loans as of September 30, 2011 and December 31, 2010 was determined using the market approach, which utilized reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of these types and sizes.

The fair value of the Company’s other long-term debt as of September 30, 2011 and December 31, 2010 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.

Retirement of Debt Obligations.  The Company expects to refinance and/or extend the $455 million term loan due March 2012 and the $465 million term loan due June 2012 ($360.4 million of which is outstanding at September 30, 2011).  Alternatively, should the Company not be successful in its refinancing efforts, the Company may choose to retire such debt upon maturity by utilizing some combination of cash flows from operations, repayments from Southern Union of accumulated intercompany balances related to amounts previously advanced by the Company, utilizing a portion of the $455 million to be received from the Citrus Merger, and altering the timing of controllable expenditures, among other things.  The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets and market expectations regarding the Company's future earnings and cash flows, that it will be able to refinance and/or retire these obligations, as applicable,  under acceptable terms prior to their maturity.  There can be no assurance, however, that the Company will be able to achieve acceptable refinancing terms in any negotiation of new capital market debt or bank financings.  Moreover, there can be no assurance the Company will be successful in its implementation of these refinancing and/or retirement plans and the Company’s inability to do so would cause a material adverse effect on the Company’s financial condition and liquidity.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  Benefits

The following table sets forth the components of net periodic benefit cost of the Company’s postretirement benefit plan for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In thousands)

Service cost	$637	$575	$1,912	$1,725
Interest cost	950	872	2,850	2,616
Expected return on plan assets	(950)	(837)	(2,850)	(2,512)
Prior service credit amortization	(522)	(522)	(1,566)	(1,566)
Net periodic benefit cost	$115	$88	$346	$263

9.  Income Taxes

The following table summarizes the Company’s income taxes for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In thousands)

Income tax expense	$21,903	$20,577	$65,340	$69,310
Effective tax rate	38%	40%	35%	41%

The EITR for the nine-month period ended September 30, 2011 is lower than the combined federal and state income tax statutory rates primarily due to state investment tax credits, whereas in 2010 the EITR was higher than the combined federal and state income tax statutory rates primarily due to the elimination of the Medicare Part D tax subsidy in the Patient Protection and Affordable Care Act legislation signed into law in March 2010.

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

Interest Rate Swaps.  The Company has outstanding pay-fixed interest rate swaps with a total notional amount of $455 million applicable to the LNG Holdings $455 million term loan.  These interest rate swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of September 30, 2011, approximately $5.6 million of net after-tax losses in Accumulated other comprehensive loss related to these interest rate swaps is expected to be amortized into Interest expense during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

Treasury Rate Locks.  As of September 30, 2011, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods are associated with interest payments on outstanding long-term debt.  These treasury rate locks are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of September 30, 2011, approximately $166,000 of net after-tax losses in Accumulated other comprehensive loss related to these treasury rate locks will be amortized into Interest expense during the next twelve months.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company had no asset derivative instruments at September 30, 2011 and December 31, 2010.  The following table summarizes the fair value amounts of the Company’s liability derivative instruments and their location in the unaudited interim Condensed Consolidated Balance Sheet at the dates indicated.

Balance Sheet		September 30,	December 31,
Location		2011	2010

		(In thousands)
Cash Flow Hedges:
Interest rate contracts	Other current liabilities	$9,435	$19,694
Other noncurrent liabilities		-	4,652
		$9,435	$24,346

The following table summarizes the location and amount of derivative instrument gains and losses reported in the Company’s unaudited interim condensed consolidated financial statements for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In thousands)
Cash Flow Hedges: (1)
Change in fair value - increase in Accumulated other
comprehensive loss, excluding tax expense effect of $(20),
$1,459, $511 and $5,073, respectively	$(48)	$3,631	$1,272	$12,620
Reclassification of unrealized loss from Accumulated
other comprehensive loss - increase of Interest
expense, excluding tax expense effect of $2,230, $2,121,
$6,584 and $6,494, respectively	5,550	5,281	16,386	16,164
____________
(1)	See Note 6 – Comprehensive Income for additional related information.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.  Fair Value Measurement

The following table sets forth the Company’s liabilities that are measured at fair value on a recurring basis at the date indicated.

	Fair Value as of	Fair Value Measurements at September 30, 2011 Using Fair Value Hierarchy
	September 30, 2011	Level 1	Level 2	Level 3

	(In thousands)

Liabilities:
Interest-rate swap derivatives	$9,435	$-	$9,435	$-
Total	$9,435	$-	$9,435	$-

The Company’s Level 2 interest-rate swap derivative instruments are valued using pricing models based on an income approach that discounts future cash flows to a present value amount. The significant pricing model inputs for interest-rate swaps include published rates for U.S. Dollar LIBOR interest rate swaps. The pricing model also adjusts for nonperformance risk associated with the counterparty or Company, as applicable, through the use of credit risk adjusted discount rates based on published default rates. The Company did not have any Level 3 instruments measured at fair value at September 30, 2011 or December 31, 2010.

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

Liabilities for Litigation and Other Claims

The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of September 30, 2011 and December 31, 2010, the Company recorded litigation and other claim-related accrued liabilities of $1.6 million and $1.8 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as at least reasonably possible that would require disclosure in the financial statements.

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

	September 30,	December 31,
	2011	2010

	(In thousands)

Current	$3,512	$4,273
Noncurrent	4,087	4,498
Total environmental liabilities	$7,599	$8,771

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

Unclaimed Property Audits.  The Company is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment (the transfer of property to the state) of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements.  The Company is currently being examined by a third party auditor on behalf of nine states for compliance with unclaimed property laws.

See Note 5 – Regulation and Rates for other potential contingent matters applicable to the Company.

Future Regulatory Compliance Commitments

Air Quality Control. In August 2010, the EPA finalized a rule that requires reductions in a number of pollutants, including formaldehyde and carbon monoxide, for certain engines regardless of size at Area Sources (sources that emit less than ten tons per year of any one Hazardous Air Pollutant (HAP) or twenty-five tons per year of all HAPs) and engines less than 500 horsepower at Major Sources (sources that emit ten tons per year or more of any one HAP or twenty-five tons per year of all HAPs).  Compliance is required by October 2013.  It is anticipated that the limits adopted in this rule will be used in a future EPA rule that is scheduled to be finalized in 2013, with compliance required in 2016.  This future rule is expected to require reductions in formaldehyde and carbon monoxide emissions from engines greater than 500 horsepower at Major Sources.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nitrogen oxides are the primary air pollutant from natural gas-fired engines.  Nitrogen oxide emissions may form ozone in the atmosphere.  In 2008, the EPA lowered the ozone standard to seventy-five parts per billion (ppb) with compliance anticipated in 2013 to 2015.  In January 2010, the EPA proposed lowering the standard to sixty to seventy ppb in lieu of the seventy-five ppb standard, with compliance required in 2014 or later.  In September 2011, the EPA decided to rescind the proposed lower ozone standard and begin the process to implement the 75 ppb ozone standard established in 2008.

In January 2010, the EPA finalized a 100 ppb one-hour nitrogen dioxide standard. The rule requires the installation of new nitrogen dioxide monitors in urban communities and roadways by 2013.  This new monitoring may result in additional nitrogen dioxide non-attainment areas.  In addition, ambient air quality modeling may be required to demonstrate compliance with the new standard.

The Company is currently reviewing the potential impacts of the August 2010 Area Source National Emissions Standards for Hazardous Air Pollutants rule, implementation of the 2008 ozone standard and the new nitrogen dioxide standard on its operations and the potential costs associated with the installation of emission control systems on its existing engines.  The ultimate costs associated with these activities cannot be estimated with any certainty at this time, but the Company believes, based on the current understanding of the current and proposed rules, such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

SPCC Rules.  In 2008 and 2009, the EPA adopted amendments to the SPCC rules with the stated intention of providing greater clarity, tailoring requirements and streamlining requirements.  On October 7, 2010, the EPA amended the compliance date for certain facilities from November 10, 2010 to November 10, 2011.  The Company has reviewed the impact of the modified regulations on its operations and is finalizing implementation in accordance with the provisions found in the updated rule.  Costs associated with these activities have not had a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Results of Operations

The following table illustrates the results of operations of the Company for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In thousands, except volumes)
Operating revenues
Transportation and storage of natural gas	$134,476	$130,568	$412,232	$407,897
LNG terminalling	55,327	53,783	164,609	145,561
Other	2,896	2,212	7,912	6,870
Total operating revenues (1)	192,699	186,563	584,753	560,328

Operating expenses
Operating, maintenance and general	70,141	69,996	201,498	204,246
Depreciation and amortization	31,881	31,191	96,118	91,264
Taxes, other than on income	8,653	8,734	26,392	26,856
Total operating expenses	110,675	109,921	324,008	322,366

Operating income	82,024	76,642	260,745	237,962

Other income (expenses)
Interest expense	(26,937)	(26,910)	(80,851)	(76,450)
Other, net	2,241	2,357	6,702	6,655
Total other expenses, net	(24,696)	(24,553)	(74,149)	(69,795)

Earnings before income taxes	57,328	52,089	186,596	168,167

Income taxes	21,903	20,577	65,340	69,310

Net earnings	$35,425	$31,512	$121,256	$98,857

Panhandle natural gas volumes transported (TBtu): (2)
PEPL	122	123	421	413
Trunkline	172	160	549	481
Sea Robin	24	43	92	133
_____________
(1)	Reservation revenues comprised 89 percent of total operating revenues in the three- and nine-month periods ended September 30, 2011 and September 30, 2010, respectively.
(2)	Includes transportation deliveries made throughout the Company’s pipeline network.

Three-month period ended September 30, 2011 versus the three-month period ended September 30, 2010.

Operating Revenues.  For the three-month period ended September 30, 2011, operating revenues increased $6.1 million versus the same time period in 2010 primarily as the result of:
•	Increased transportation and storage revenue of $3.9 million primarily attributable to:
o	Higher reservation revenues on Trunkline of $2.3 million attributable to increased supply area capacity sold; and
o	Higher reservation revenues on PEPL of $1.4 million primarily due to higher short-term capacity sold; and
•	Higher LNG revenues of $1.5 million primarily due to a higher rate effective March 2011, partially offset by lower volumes from decreased LNG cargoes during 2011.

Operating Expenses.  Operating expenses for the three-month period ended September 30, 2011 increased $800,000 versus the same period in 2010 primarily as the result of:
•	Higher operating, maintenance and general expenses of $100,000 in 2011 versus 2010 primarily attributable to:
o	A $1.3 million increase in medical costs;
o	A $1.3 million increase in hydrostatic testing costs to meet pipeline safety requirements;
o
A $1.2 million decrease in legal expenses primarily due to higher 2010 expense incurred for certain litigation with several contractors related to the Company’s East End project, which was settled in the second quarter of 2011; and

o
Lower plant service costs of $1.2 million primarily due to inspection costs incurred in the 2010 period related to the LNG terminal infrastructure enhancement project placed in service in March 2010; and

•
Increased depreciation and amortization expense of $700,000 in 2011 versus 2010 primarily due to a $97.3 million increase in property, plant and equipment placed in service after September 30, 2010.  Depreciation and amortization expense is expected to continue to increase primarily due to ongoing capital additions.

Income Taxes.  The Company’s EITR was 38 percent and 40 percent for the three-month period ended September 30, 2011 and 2010, respectively.  Income taxes during the 2011 period, versus the same period in 2010, increased $1.3 million primarily due to higher pre-tax earnings.

Nine-month period ended September 30, 2011 versus the nine-month period ended September 30, 2010.

Operating Revenue.  For the nine-month period ended September 30, 2011, operating revenue increased $24.4 million versus the same time period in 2010 primarily as the result of:
•	Higher LNG revenues of $19 million primarily due to the LNG terminal infrastructure enhancement project placed in service in March 2010; and
•
Increased transportation and storage revenues of $4.3 million primarily attributable to higher transportation reservation revenues of $7 million primarily due to higher short-term capacity sold based on operational availability and increased Trunkline supply area capacity sold, partially offset by lower transportation interruptible revenues of $2.3 million largely attributable to lower volumes in 2011 on Sea Robin primarily resulting from market conditions.

Operating Expenses.  Operating expenses for the nine-month period ended September 30, 2011 increased $1.6 million versus the same period in 2010 primarily as the result of:
•	Lower operating, maintenance and general expenses of $2.7 million in 2011 versus 2010 primarily attributable to:
o
A  $12.8 million reduction in legal expenses primarily resulting from the settlement of certain litigation in the second quarter of 2011 with several contractors related to the Company’s East End project, which settlement includes a prior year expense recovery of $9.4 million;

o
Impact of a net reduction of $3.6 million in the 2010 period in the repair and abandonment cost provision for Hurricanes Ike and Gustav resulting from favorable weather conditions experienced and increased project efficiencies;

o	A $3.2 million increase in fuel tracker costs primarily due to a net under-recovery in 2011 versus an over-recovery in 2010; and
o	A $2.6 million increase in benefit expenses primarily due to higher medical costs; and
•
Increased depreciation and amortization expense of $4.9 million in 2011 versus 2010 primarily due to the LNG terminal infrastructure enhancement project placed in service in March 2010 and a $97.3 million increase in property, plant and equipment placed in service after September 30, 2010.  Depreciation and amortization expense is expected to continue to increase primarily due to ongoing capital additions.

Other Expense, Net.  Other expense, net for the nine-month period ended September 30, 2011 increased $4.4 million versus the same period in 2010 primarily as a result of higher interest expense of $4.4 million principally attributable to lower capitalized interest resulting from the LNG terminal infrastructure enhancement construction project placed in service in March 2010, partially offset by lower interest expense resulting from the repayment of the $40.5 million 8.25% Senior Notes in April 2010.

Income Taxes.  The Company’s EITR was 35 percent and 41 percent for the nine-month period ended September 30, 2011 and 2010, respectively.  Income taxes during the 2011 period, versus the same period in 2010, decreased $4 million primarily due to the impact of $5.3 million of state investment tax credits (net of the federal tax benefit) recorded in 2011 and $2.9 million of higher income tax expense in 2010 resulting from the elimination of the Medicare Part D tax subsidy in the Patient Protection and Affordable Care Act legislation signed into law in March 2010, partially offset by the impact of higher pre-tax earnings.

OTHER MATTERS

Contingencies

See Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies in this Quarterly Report on Form 10-Q.

Inflation

The Company believes that inflation has caused, and may continue to cause, increases in certain operating expenses, and will continue to require higher capital replacement and construction costs. The Company continually reviews the adequacy of its rates in relation to such increasing cost of providing services, the inherent regulatory lag experienced in adjusting its rates and the rates it is actually able to charge in its markets.

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
________________________
(1)	Settlement requires another rate case to be filed by January 2014.
(2)
Settlement provides for a rate moratorium through 2015.  Current fixed rates apply through 2015 covering all facilities, except the IEP expansion facilities placed in service in March 2010 which have a negotiated rate through March 2030.

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

LNG Export License.  On July 22, 2011, the United States Department of Energy, Office of Fossil Energy issued an order authorizing Lake Charles Exports, LLC, a jointly-owned subsidiary of the Company and BG Group plc, to export domestically produced LNG by vessel from Trunkline LNG’s Lake Charles LNG terminal.  The authorization, for a 25-year term beginning on the earlier of the date of first export or 10 years from the issuance of the order, permits export of up to approximately 2 Bcf/d to countries that have or will enter into a free trade agreement (FTA) with the United States that requires national treatment for trade in natural gas.  Lake Charles Exports, LLC is permitted to use the authorization to export LNG on its own behalf or as an agent for BGLS.  A proceeding for approval to export to non-FTA countries is ongoing.  The companies are developing plans to install liquefaction facilities at the Lake Charles terminal to export LNG. Modifications to the Lake Charles terminal would be subject to approval by the FERC.  The Company and BG Group plc have not finalized the economic terms of their arrangement, but the Company expects that any such arrangement will take into account, among other things, the December 31, 2015 termination of certain contracted rates at the existing Trunkline LNG terminal which otherwise revert to tariff rates in 2016 and the term of BGLS contracts related to the Trunkline LNG terminal which otherwise all expire in 2030.

Liquidity and Capital Resources

Cash generated from operations constitutes the Company’s primary source of liquidity.  The $523.4 million working capital deficit at September 30, 2011 is expected to be funded from refinancings of existing indebtedness, cash flows from operations or from repayments from Southern Union of intercompany loans.  Based on the Company’s current level of operations, management believes that cash flow from operations, available existing cash, and other sources, including liquid working capital and new borrowings, will be adequate to meet liquidity needs for the next several years, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations.

Retirement of Debt Obligations.  The Company expects to refinance and/or extend the $455 million term loan due March 2012 and the $465 million term loan due June 2012 ($360.4 million of which is outstanding at September 30, 2011).  Alternatively, should the Company not be successful in its refinancing efforts, the Company may choose to retire such debt upon maturity by utilizing some combination of cash flows from operations, repayments from Southern Union of accumulated intercompany balances related to amounts previously advanced by the Company, utilizing a portion of the $455 million to be received from the Citrus Merger, and altering the timing of controllable expenditures, among other things.  The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets and market expectations regarding the Company's future earnings and cash flows, that it will be able to refinance and/or retire these obligations, as applicable,  under acceptable terms prior to their maturity.  There can be no assurance, however, that the Company will be able to achieve acceptable refinancing terms in any negotiation of new capital market debt or bank financings.  Moreover, there can be no assurance the Company will be successful in its implementation of these refinancing and/or retirement plans and the Company’s inability to do so would cause a material adverse effect on the Company’s financial condition and liquidity.

Potential Sea Robin Impairment.  Sea Robin, comprised primarily of offshore facilities, suffered damage from Hurricane Ike related to several platforms and gathering pipelines.  As there were no new indicators of potential impairment during 2011, the impairment test on Sea Robin was not performed as of September 30, 2011.  Approximately $115 million of the approximately $150 million total estimated capital replacement and retirement expenditures to replace property and equipment damaged by Hurricane Ike are related to Sea Robin and are substantially completed.  As of September 30, 2011, the Company has received approximately $51 million for claims submitted with respect to Hurricane Ike-related damage to Sea Robin.  The Company estimates approximately $10 million of additional insurance proceeds will ultimately be received for the claims related to Sea Robin.

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

Credit Ratings.  As of September 30, 2011, the Company’s debt was rated BBB- by Fitch Ratings, Baa3 by Moody’s Investor Services, Inc. and BBB- by Standard & Poor’s.  Due to the merger activities involving the Company, Standard and Poor’s has placed Panhandle on Credit Watch with developing implications and Fitch has placed Panhandle on Rating Watch Negative.  The Company is not party to any lending agreement that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit rating, nor would a reduction in any credit rating, by itself, cause an event of default under any of the Company’s lending agreements.  However, if its current credit ratings are downgraded below investment grade or if there are times when it is placed on "credit watch," the Company could be negatively impacted as follows:
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

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s COO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Panhandle’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•	the speed and degree to which additional competition, including competition from alternative forms of energy, is introduced to the Company’s business and the resulting effect on revenues;
•	the impact and outcome of pending and future litigation and/or regulatory investigations, proceedings or inquiries;
•	the ability to comply with or to successfully challenge existing and/or or new environmental, safety and other laws and regulations;
•	unanticipated environmental liabilities;
•	the uncertainty of estimates, including accruals and costs of environmental remediation;
•	the impact of potential impairment charges;
•	the ability to acquire new businesses and assets and to integrate those operations into its existing operations, as well as its ability to expand its existing businesses and facilities;
•	the timely receipt of required approvals by applicable governmental entities for the construction and operation of the pipelines and other projects;
•	the ability to complete expansion projects on time and on budget;
•	the ability to control costs successfully and achieve operating efficiencies, including the purchase and implementation of new technologies for achieving such efficiencies;
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

•	market risks affecting the Company’s pricing of its services provided and renewal of significant customer contracts;
•	other risks and unforeseen events, including other financial, operational and legal risks and uncertainties detailed from time to time in filings with the SEC;
•	actions taken to protect species under the Endangered Species Act and the effect of those actions on the Company’s operations; and
•
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

ITEM 4.  Reserved.

ITEM 5.  Other Information.

All information required to be reported on Form 8-K for the quarter ended September 30, 2011 was appropriately reported.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: November 8, 2011	By: /s/ ROBERT O. BOND
Robert O. Bond President and Chief Operating Officer (authorized officer) /s/ GARY W. LEFELAR Gary W. Lefelar Vice President and Chief Accounting Officer (principal accounting officer)