Form 10-K
period 2011-12-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2012-02-24
CIK 76063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

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
DECEMBER 31, 2011

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
COO                                        Chief Operating Officer
CrossCountry  Citrus           CrossCountry Citrus, LLC
EITR                                        Effective income tax rate
EPA                                         United States Environmental Protection Agency
ETE                                          Energy Transfer Equity, L.P.
ETP                                          Energy Transfer Partners, L.P., a subsidiary of ETE
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

On July 19, 2011, Southern Union entered into a Second Amended and Restated Agreement and Plan of Merger with ETE and Sigma Acquisition Corporation, a wholly-owned subsidiary of ETE (Merger Sub) (as amended by Amendment No. 1 thereto dated as of September 14, 2011, the Second Amended Merger Agreement).  The Second Amended Merger Agreement modifies certain terms of the Agreement and Plan of Merger entered into by Southern Union, ETE and Merger Sub on June 15, 2011 as amended on July 4, 2011.  The Second Amended Merger Agreement provides for the merger of Merger Sub with and into Southern Union (Merger), with Southern Union continuing as the surviving corporation in the Merger.  As a result of the Merger, Southern Union will become a wholly-owned subsidiary of ETE.

In addition, ETE and ETP, are parties to an Amended and Restated Agreement and Plan of Merger dated as of July 19, 2011 (as amended by Amendment No. 1 thereto dated as of September 14, 2011) (Citrus Merger Agreement).  The Citrus Merger Agreement provides that the Company, CrossCountry Energy, LLC (CrossCountry), PEPL Holdings, LLC (PEPL Holdings) and Citrus ETP Acquisition, L.L.C. (Citrus ETP) will become parties by joinder at a time immediately prior to the closing of the Merger.  Upon becoming a party to the Citrus Merger Agreement, the Company will assume the obligations and rights of ETE.  Under the Citrus Merger Agreement, CrossCountry, a wholly-owned subsidiary of the Company that indirectly owns a 50 percent interest in Citrus, will be merged with and into Citrus ETP with CrossCountry surviving as a wholly-owned subsidiary of ETP (Citrus Merger).

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

Panhandle earns most of its revenue by entering into firm transportation and storage contracts, providing capacity for customers to transport and store natural gas, or LNG, in its facilities.  The Company provides firm transportation services under contractual arrangements to local distribution company customers and their affiliates, natural gas marketers, producers, other pipelines, electric power generators and a variety of end-users.  The Company’s pipelines offer both firm and interruptible transportation to customers on a short-term and long-term basis.  Demand for natural gas transmission on the Company’s pipeline systems peaks during the winter months, with the highest throughput and a higher portion of annual total operating revenues and net earnings occurring during the first and fourth calendar quarters.  Average reservation revenue rates realized by the Company are dependent on certain factors, including but not limited to rate regulation, customer demand for capacity, and capacity sold for a given period and, in some cases, utilization of capacity.  Commodity or utilization revenues, which are more variable in nature, are dependent upon a number of factors including weather, storage levels and pipeline capacity availability levels, and customer demand for firm and interruptible services, including parking services.  The majority of Panhandle’s revenues are related to firm capacity reservation charges, which reservation charges accounted for approximately 89 percent of total revenues in 2011.

The following table provides a summary of pipeline transportation (including deliveries made throughout the Company’s pipeline network) and LNG terminal usage volumes (in TBtu).

	Years Ended December 31,
	2011	2010	2009

PEPL transportation	564	563	676
Trunkline transportation	743	664	683
Sea Robin transportation	113	172	132
Trunkline LNG terminal usage	2	43	33

The following table provides a summary of certain statistical information associated with the Company at the date indicated:

December 31, 2011

Approximate Miles of Pipelines
PEPL	6,000
Trunkline	3,700
Sea Robin	400
Peak Day Delivery Capacity (Bcf/d)
PEPL	2.8
Trunkline	1.7
Sea Robin	1.0
Trunkline LNG	2.1
Trunkline LNG Sustainable Send Out Capacity (Bcf/d)	1.8
Underground Storage Capacity-Owned (Bcf)	68.1
Underground Storage Capacity-Leased (Bcf)	33.3
Trunkline LNG Terminal Storage Capacity (Bcf)	9.0
Approximate Average Number of Transportation Customers	500
Weighted Average Remaining Life in Years of Firm Transportation Contracts (1)
PEPL	6.2
Trunkline	9.3
Sea Robin (2)	N/A
Weighted Average Remaining Life in Years of Firm Storage Contracts (1)
PEPL	9.2
Trunkline	1.6

___________________
(1) Weighted by firm capacity volumes.
(2) Sea Robin’s contracts are primarily interruptible, with only four firm contracts in place.

Significant Customers.  The following table provides the percentage and related average contract lives of the Company’s significant customers for the period presented.

Customer	Percent of Revenues For Year Ended December 31, 2011	Weighted Average Life of Contracts at December 31, 2011

BG LNG Services	30%	18.3 years (LNG, transportation)
ProLiance	13	13.2 years (transportation), 14.1 years (storage)
Other top 10 customers	21	N/A
Remaining customers	36	N/A
Total percentage	100%

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

____________
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

For additional information regarding the Company’s regulation and rates, see Item 1. Business – Environmental, Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data, Note 4 – Regulatory Matters.

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

Environmental

The Company is subject to federal, state and local laws and regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters.  These laws and regulations require the Company to conduct its operations in a specified manner and to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Failure to comply with environmental requirements may expose the Company to significant fines, penalties and/or interruptions in operations.  The Company’s environmental policies and procedures are designed to achieve compliance with such laws and regulations.  These evolving laws and regulations and claims for damages to property, employees, other persons and the environment resulting from current or past operations may result in significant expenditures and liabilities in the future.  The Company engages in a process of updating and revising its procedures for the ongoing evaluation of its operations to identify potential environmental exposures and enhance compliance with regulatory requirements.  For additional information concerning the impact of environmental regulation on the Company, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data, Note 15 – Commitments and Contingencies.

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

Oil Insurance Limited (OIL), the Company’s member mutual property insurer, revised its windstorm insurance coverage effective January 1, 2010.  Based on the revised coverage,  the per occurrence windstorm claims for onshore and offshore assets are limited to $250 million per member subject to a fixed 60 percent payout, up to $150 million per member, and are subject to the $750 million aggregate limit for total payout to members per incident and a $10 million deductible. The revised windstorm coverage also limits annual individual member recovery to $300 million in the aggregate. The Company has also purchased additional excess insurance coverage for its onshore assets arising from windstorm damage, which provides up to an additional $100 million of property insurance coverage over and above existing coverage or in excess of the base OIL coverage.  In the event windstorm damage claims are made by the Company for its onshore assets and such damage claims are subject to a scaled or aggregate limit reduction by OIL, the Company may have additional uninsured exposure prior to application of the excess insurance coverage.

Employees

At December 31, 2011, the Company had 1,189 employees.  Of these employees, 219 were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International AFL-CIO, CLC.  The current union contract expires on May 27, 2012.

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

The Company has a significant amount of debt outstanding.  As of December 31, 2011, consolidated debt on the Consolidated Balance Sheet totalled $1.97 billion outstanding, compared to total capitalization (long- and short-term debt plus partners’ capital) of $3.76 billion.

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

As of December 31, 2011, the Company’s debt were rated Baa3 by Moody's Investor Services, Inc., BBB- by Standard & Poor's and BBB- by Fitch Ratings.  Due to the merger activities involving the Company, Standard and Poor’s has placed Panhandle on Credit Watch with developing implications and Fitch has placed Panhandle on Rating Watch Negative.  The Company is not party to any lending agreement that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit rating, nor would a reduction in any credit rating, by itself, cause an event of default under any of the Company’s lending agreements.  However, if its current credit ratings are downgraded below investment grade or if there are times when it is placed on "credit watch," the Company could be negatively impacted as follows:
•	Borrowing costs associated with existing debt obligations could increase annually up to approximately $4.2 million in the event of a credit rating downgrade;
•	The costs of refinancing debt that is maturing or any new debt issuances could increase due to being placed on credit watch or due to a credit rating downgrade; and
•	FERC may be unwilling to allow the Company to pass along increased debt service costs to natural gas customers.

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

The ability of Panhandle to operate in certain geographic areas will depend on its success in maintaining existing rights-of-way and obtaining new rights-of-way. Securing additional rights-of-way is also critical to the Company’s ability to pursue expansion projects.  Even though Panhandle generally has the right of eminent domain, the Company cannot assure that it will be able to acquire all of the necessary new rights-of-way or maintain access to existing rights-of-way upon the expiration of the current rights-of-way or that all of the rights-of-way will be obtainable in a timely fashion. The Company’s financial position could be adversely affected if the costs of new or extended rights-of-way materially increase or the Company is unable to obtain or extend the rights-of-way timely.

The Company is subject to extensive federal, state and local laws and regulations regulating the environmental aspects of its business that may increase its costs of operations, expose it to environmental liabilities and require it to make material unbudgeted expenditures.

The Company is subject to extensive federal, state and local laws and regulations regulating the environmental aspects of its business (including air emissions), which are complex, change from time to time and have tended to become increasingly strict.  These laws and regulations have necessitated, and in the future may necessitate, increased capital expenditures and operating costs.  In addition, certain environmental laws may result in liability without regard to fault concerning contamination at a broad range of properties, including those currently or formerly owned, leased or operated properties and properties where the Company disposed of, or arranged for the disposal of, waste.

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

The impact that terrorist attacks, such as the attacks of September 11, 2001, may have on the energy industry in general, and on the Company in particular, is not known at this time.  Uncertainty surrounding military activity may affect the Company’s operations in unpredictable ways, including disruptions of fuel supplies and markets and the possibility that infrastructure facilities, including pipelines, LNG facilities, gathering facilities and processing plants could be direct targets of, or indirect casualties of, an act of terror or a retaliatory strike.  The Company may have to incur significant additional costs in the future to safeguard its physical assets.

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

FERC may also exercise its Section 5 authority to initiate proceedings to review rates that it believes may not be just and reasonable.  FERC has recently exercised this authority with respect to several other pipeline companies, as it had in 2007 with respect to the Company’s Southwest Gas Storage Company.  If FERC were to initiate a Section 5 proceeding against the Company and find that the Company’s rates at that time were not just and reasonable due to a lower rate base, reduced or disallowed operating costs, or other factors, the applicable maximum rates the Company is allowed to charge customers could be reduced and the reduction could potentially have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.  In 2010, in response to an intervention and protest filed by BG LNG Services (BGLS) regarding its rates with Trunkline LNG applicable to certain LNG expansions, FERC determined that there was no reason at that time to expend FERC’s resources on a Section 5 proceeding with respect to Trunkline LNG even though cost and revenue studies provided by the Company to FERC indicated Trunkline LNG’s revenues were in excess of its associated cost of service.  However, since the current fixed rates expire at the end of 2015 and revert to tariff rate for these LNG expansions as well as the base LNG facilities for which rates were set in 2002, a Section 5 proceeding could be initiated at that time and result in significant revenue reductions if the cost of service remains lower than revenues.  For additional related information, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters – Trunkline LNG Cost and Revenue Study.

A rate reduction is also a possible outcome with any Section 4 rate case proceeding for the regulated entities of the Company, including any rate case proceeding required to be filed as a result of a prior rate case settlement.  A regulated entity’s rate base, upon which a rate of return is allowed in the derivation of maximum rates, is primarily determined by a combination of accumulated capital investments, accumulated regulatory basis depreciation, and accumulated deferred income taxes.  Such rate base can decline due to capital investments being less than depreciation over a period of time, or due to accelerated tax depreciation in excess of regulatory basis depreciation.

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

The Company’s top two customers accounted for 43 percent of its 2011 revenue.  The loss of any one or more of these customers could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Numerous operational risks are associated with the operation of a complex pipeline system.  These include adverse weather conditions, accidents, the breakdown or failure of equipment or processes, the performance of pipeline facilities below expected levels of capacity and efficiency, the collision of equipment with pipeline facilities (such as may occur if a third party were to perform excavation or construction work near the facilities) and other catastrophic events beyond the Company’s control.  In particular, the Company’s pipeline system, especially those portions that are located offshore, may be subject to adverse weather conditions, including hurricanes, earthquakes, tornadoes, extreme temperatures and other natural phenomena, making it more difficult for the Company to realize the historic rates of return associated with these assets and operations.  A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage.  Insurance proceeds may not be adequate to cover all liabilities or expenses incurred or revenues lost.

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

The Company’s business could be affected adversely by union disputes and strikes or work stoppages by its unionized employees.

As of December 31, 2011, approximately 219 of the Company’s 1,189 employees were represented by collective bargaining units under collective bargaining agreements.  In the coming months, the Company anticipates participating in discussions with United Steel Workers Local 348 with respect to the renewal of a collective bargaining agreement that expires on May 27, 2012.  The Company cannot predict the results of any such collective bargaining negotiations or whether any such negotiations will result in a work stoppage.   Any future work stoppage could, depending on the affected operations and the length of the work stoppage, have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

The Company is subject to risks resulting from the moratorium in 2010 on and the resulting increased costs of offshore deepwater drilling.

The United States Department of Interior (DOI) implemented a six-month moratorium on offshore drilling in water deeper than 500 feet in response to the blowout and explosion on April 20, 2010 at the British Petroleum Plc deepwater well in the Gulf of Mexico.  The offshore drilling moratorium was implemented to permit the DOI to review the safety protocols and procedures used by offshore drilling companies, which review will enable the DOI to recommend enhanced safety and training needs for offshore drilling companies.  The moratorium was lifted in October 2010. Additionally, the United States Bureau of Ocean Energy Management, Regulation and Enforcement (formerly the United States Mineral Management Service) has been fundamentally restructured by the DOI with the intent of providing enhanced oversight of onshore and offshore drilling operations for regulatory compliance enforcement, energy development and revenue collection.   Certain enhanced regulatory mandates have been enacted with additional regulatory mandates expected.  The new regulatory requirements will increase the cost of offshore drilling and production operations.  The increased regulations and cost of drilling operations could result in decreased drilling activity in the areas serviced by the Company.  Furthermore, the imposed moratorium did result in some offshore drilling companies relocating their offshore drilling operations for currently indeterminable periods of time to regions outside of the United States.   Business decisions to not drill in the areas serviced by the Company resulting from the increased regulations and costs could result in a reduction in the future development and production of natural gas reserves in the vicinity of the Company’s facilities, which could adversely affect  the Company’s business, financial condition, results of operations and cash flows.

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

The Company is subject to risks related to cybersecurity.

The Company is subject to cybersecurity risks and may incur increasing costs in connection with its efforts to enhance and ensure security and in response to actual or attempted cybersecurity attacks.

Substantial aspects of the Company’s business depend on the secure operation of its computer systems and websites. Security breaches could expose the Company to a risk of loss, misuse or interruption of sensitive and critical information and functions, including its own proprietary information and that of its customers, suppliers and employees and functions that affect the operation of the business. Such losses could result in operational impacts, reputational harm, competitive disadvantage, litigation, regulatory enforcement actions, and liability. While the Company devotes substantial resources to maintaining adequate levels of cybersecurity, there can be no assurance that it will be able to prevent all of the rapidly evolving types of cyber attacks. Actual or anticipated attacks and risks may cause the Company to incur increasing costs for technology, personnel and services to enhance security or to respond to occurrences.

If the Company’s security measures are circumvented, proprietary information may be misappropriated, its operations may be disrupted, and its computers or those of its customers or other third parties may be damaged. Compromises of the Company’s security may result in an interruption of operations, violation of applicable privacy and other laws, significant legal and financial exposure, damage to its reputation, and a loss of confidence in its security measures.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.  Forward-looking statements are based on management’s beliefs and assumptions.  These forward-looking statements, which address the Company’s expected business and financial performance, among other matters, are identified by terms and phrases such as:  anticipate, believe, intend, estimate, expect, continue, should, could, may, plan, project, predict, will, potential, forecast and similar expressions.  Forward-looking statements involve risks and uncertainties that may or could cause actual results to be materially different from the results predicted.  Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	changes in demand for natural gas and related services by customers, in the composition of the Company’s customer base and in the sources of natural gas accessible to the Company's system;
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

•
the effects of changes in governmental policies and regulatory actions, including changes with respect to income and other taxes, environmental compliance, climate change initiatives, authorized rates of recovery of costs (including pipeline relocation costs), and permitting for new natural gas production accessible to the Company’s systems;

•	market risks affecting the Company’s pricing of its services provided and renewal of significant customer contracts;
•	actions taken to protect species under the Endangered Species Act and the effect of those actions on the Company’s operations;
•	the impact of union disputes, employee strikes or work stoppages and other labor-related disruptions;
•
the likelihood and timing of the completion of Southern Union’s proposed merger with ETE, the terms and conditions of any required regulatory approvals of the proposed merger, the impact of the proposed merger on the Company’s employees and potential diversion of the management’s time and attention from ongoing business during this time period; and

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

ITEM 3. Legal Proceedings.

The Company and certain of its affiliates are occasionally parties to lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing.  The Company and its affiliates are also subject to various federal, state and local laws and regulations relating to the environment, as described in Item 1. Business – Regulation. Several of these companies have been named parties to various actions involving environmental issues.  Based on the Company’s current knowledge and subject to future legal and factual developments, the Company’s management believes that it is unlikely that these actions, individually or in the aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows.  For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other legal matters, reference is made to Item 8. Financial Statements and Supplementary Data, Note 4 – Regulatory Matters and Note 15 – Commitments and Contingencies. Also see Item 1A. Risk Factors – Cautionary Note Regarding Forward-Looking Statements.

ITEM 4.  Mine Safety Disclosures.

N/A

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

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations.  The following section includes an overview of the Company’s business as well as recent developments that management of the Company believes are important in understanding its results of operations, and anticipating future trends in those operations.  Subsequent sections include an analysis of the Company’s results of operations on a consolidated basis and information relating to the Company’s liquidity and capital resources, quantitative and qualitative disclosures about market risk and other matters.  The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K.  The Notes to Consolidated Financial Statements contain information that is pertinent to the analysis of the Company’s financial condition and its results of operations, including a discussion of the Company’s significant accounting policies.

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

The Company’s regulated transportation and storage businesses can file (or be required to file) for changes in their rates, which are subject to approval by FERC.  Although a significant portion of the Company’s contracts are discounted or negotiated rate contracts, changes in rates and other tariff provisions resulting from regulatory proceedings have the potential to impact negatively the Company’s results of operations and financial condition.  For information related to the status of current rate filings, see Item 1.  Business – Regulation.

Results of Operations

The following table illustrates the results of operations of the Company for the periods presented.

	Years Ended December 31,
	2011	2010	2009

	(In thousands)
Operating revenues
Transportation and storage of natural gas	$573,755	$561,354	$607,366
LNG terminalling	219,789	199,182	134,026
Other	10,106	8,914	7,769
Total operating revenues	803,650	769,450	749,161

Operating expenses
Operating, maintenance and general	278,362	271,257	284,608
Depreciation and amortization	128,011	123,009	113,648
Taxes, other than on income	34,852	36,063	34,537
Total operating expenses	441,225	430,329	432,793

Operating income	362,425	339,121	316,368

Other income (expenses)
Interest expense	(107,927)	(103,458)	(84,496)
Other, net	8,996	8,793	10,443
Total other expenses, net	(98,931)	(94,665)	(74,053)

Earnings before income taxes	263,494	244,456	242,315

Income taxes	94,839	96,801	92,100

Net earnings	$168,655	$147,655	$150,215

Year ended December 31, 2011 versus the year ended December 31, 2010

Operating Revenue.  For the year ended December 31, 2011, operating revenue increased $34.2 million versus the same time period in 2010 primarily as the result of:
•	Higher LNG revenues of $20.6 million in 2011 versus 2010 primarily due to the LNG terminal infrastructure enhancement project placed in service in March 2010; and
•	Increased transportation and storage revenues of $12.4 million primarily attributable to:
o	Customer contract buyout revenues received by PEPL primarily in the fourth quarter of 2011 of approximately $13.9 million on four contracts with average remaining terms of approximately four years;
o	Higher transportation reservation revenues of $7.2 million primarily due to higher short-term capacity sold based on operational availability and increased Trunkline supply area capacity sold; and
o	Lower parking revenues of $7.3 million due to less favorable market conditions.

The capacity associated with the contract buyouts, which had been requested by two customers, is available for sale to PEPL’s other customers at market rates.  Such resold capacity may be lower than the approximately $4.1 million annual amount that would have been received from the four prior contracts.  PEPL and Trunkline have also extended and restructured certain other contracts with a customer resulting in an additional term of 5 years at fixed rates, offset by lower current rates, which will result in an estimated $5.6 million reduction in 2012 reservation revenues versus 2011 levels.

Operating Expenses.  Operating expenses for the year ended December 31, 2011 increased $10.9 million versus the same period in 2010 primarily as the result of:
•	Higher operating, maintenance and general expenses of $7.1 million in 2011 versus 2010 primarily attributable to:
o
Impact of a net reduction in 2010 in the repair and abandonment expenses for Hurricane Ike of $12.2 million primarily due to insurance recoveries, project scope reductions, favorable weather conditions experienced, and realized project efficiencies;

o	A $3 million increase in fuel tracker costs primarily due to a net under-recovery in 2011 versus an over-recovery in 2010;
o	A $1.8 million increase in benefit expenses primarily due to higher medical costs;
o
Higher compensation expense of $1.7 million largely due to mark-to-market adjustments for liability stock-based compensation awards (settled in cash) resulting from an increase in the Southern Union stock price impacted by the potential merger with ETE; and

o
A $13.3 million reduction in legal expenses primarily resulting from the settlement, in the second quarter of 2011, of certain litigation with several contractors related to the Company’s East End project, which settlement includes a prior year expense recovery of $9.4 million; and

•
Increased depreciation and amortization expense of $5 million in 2011 versus 2010 primarily due to the LNG terminal infrastructure enhancement project placed in service in March 2010 and a $93.3 million increase in property, plant and equipment placed in service after December 31, 2010.  Depreciation and amortization expense is expected to continue to increase primarily due to ongoing capital additions.

Other Expense, Net.  Other expense, net for the year ended December 31, 2011 increased $4.3 million versus the same period in 2010 primarily as a result of higher interest expense of $4.5 million principally attributable to lower capitalized interest resulting from the LNG terminal infrastructure enhancement construction project placed in service in March 2010, partially offset by lower interest expense resulting from the repayment of the $40.5 million 8.25% Senior Notes in April 2010.

Income Taxes.  The Company’s EITR was 36 percent and 40 percent for the year ended December 31, 2011 and 2010, respectively.  Income taxes during the 2011 period, versus the same period in 2010, decreased $2 million primarily due to the impact of $5.3 million of state investment tax credits recorded in 2011 and $2.9 million of higher income tax expense in 2010 resulting from the elimination of the Medicare Part D tax subsidy in the Patient Protection and Affordable Care Act legislation signed into law in March 2010, partially offset by the impact of higher pre-tax earnings.

Liquidity and Capital Resources

Cash generated from operations constitutes the Company’s primary source of liquidity.  Additional sources of liquidity include use of affiliate note receivables, project and bank financings, issuance of long-term debt and proceeds from asset dispositions.  The $37.1 million working capital deficit at December 31, 2011 is expected to be funded from refinancing of existing indebtedness,  cash flows from operations or from repayments from Southern Union of intercompany loans.  Based on the Company’s current level of operations, management believes that cash flow from operations, available existing cash, and other sources, including liquid working capital and new borrowings, will be adequate to meet liquidity needs for the next several years, although no assurances can be given as to the sufficiency of cash flows or the ability to refinance existing obligations.

Operating Activities.  Cash flows provided by operating activities were $344.2 million for the year ended December 31, 2011 compared with cash flows provided by operating activities of $300.8 million for the same period in 2010, resulting in an increase in cash of $43.4 million in 2011 compared to 2010.  Changes in operating assets and liabilities used cash of $28.2 million in 2011 and $21.7 million in 2010, resulting in a decrease of cash from changes in operating assets and liabilities of $6.5 million in 2011 compared to 2010.

Accelerated First-Year Tax Depreciation.  As a result of recent federal income tax legislation, bonus depreciation is allowed for the cost of qualified property placed in service after 2007 and before 2014.  The majority of such qualifying property has historically been depreciated over a seven- to fifteen-year period.  The Company has realized an estimated $28.8 million tax benefit for the years 2009 through 2011 associated with additional first-year bonus tax depreciation in excess of historical tax depreciation.  The Company received this tax benefit through its tax sharing agreement with Southern Union Company.  The amount of tax benefit applicable to years 2012 through 2014 will be subject to the level of qualified property placed in service during those years.  For additional information related to the tax sharing agreement, see Item 8. Financial Statements and Supplementary Data, Note 2 – Summary of Significant Accounting Policies and Other Matters – Income Taxes.

Investing Activities.  The Company’s current business strategy includes making prudent capital expenditures across its base of interstate transmission assets.  Changes in cash flow resulting from investing activities associated with these objectives are significantly impacted by the ongoing expansion of the Company’s existing asset base through additions to property, plant and equipment.  Historically, the Company has utilized its operating cash flow to satisfy its general capital requirements and has accessed the capital markets only for extraordinary capital expenditures.

Cash flows used in investing activities for the year ended December 31, 2011 increased by $67.7 million versus the same period in 2010.  Such increase in cash outlays from investing activities is primarily due to the impact of $233.1 million of net intercompany loans to Southern Union in 2011 versus $127.8 million of net loans in 2010, partially offset by lower net capital expenditures of $50.1 million in the 2011 period versus the 2010 period, largely attributable to placing the Trunkline LNG infrastructure enhancement construction project in service in March 2010.  See Item 8. Financial Statements and Supplementary Data, Note 5 – Related Party Transactions for information related to the intercompany loans with Southern Union and Note 15 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage for information related to insurance recoveries, which partially offset the capital and property retirement expenditures.

2008 Hurricane Damage.  In September 2008, Hurricanes Gustav and Ike came ashore on the Louisiana and Texas coasts.  Offshore transportation facilities, including Sea Robin and Trunkline, suffered damage to several platforms and gathering pipelines.

The capital replacement and retirement expenditures relating to Hurricane Ike, which were substantially completed in 2011, totalled approximately $141 million.  Approximately $141 million, $134 million and $110 million of the capital replacement and retirement expenditures were incurred as of December 31, 2011, 2010 and 2009, respectively.  The Company anticipates reimbursement from OIL for a significant portion of the damages in excess of its $10 million deductible; however, the recoverable amount is subject to pro rata reduction to the extent that the level of total accepted claims from all insureds exceeds the carrier’s $750 million aggregate exposure limit.  OIL announced that it has reached the $750 million aggregate exposure limit and currently calculates its estimated payout amount at 70 percent or less based on estimated claim information it has received.  OIL is currently making interim payouts at the rate of 50 percent of accepted claims.  As of December 31, 2011, OIL has paid a total of $64.7 million for claims submitted to date by the Company with respect to Hurricane Ike.  The final amount of any applicable pro rata reduction cannot be determined until OIL has received and assessed all claims.

Financing Activities.  Financing activities used cash of $16.2 million and used cash of $40.5 million for the years ended December 31, 2011 and 2010, respectively. The $24.3 million change is primarily due to net debt repayments of $18 million in 2011 versus $40.5 million in 2010.

As of December 31, 2011, the Company’s debt was rated Baa3 by Moody’s Investor Services, Inc., BBB- by Standard & Poor’s and BBB- by Fitch Ratings.  Due to the merger activities involving the Company, Standard and Poor’s has placed Panhandle on Credit Watch with developing implications and Fitch has placed Panhandle on Rating Watch Negative.  The Company is not party to any lending agreement that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit rating, nor would a reduction in any credit rating, by itself, cause an event of default under any of the Company’s lending agreements.  However, if its current credit ratings are downgraded below investment grade or if there are times when it is placed on "credit watch," the Company could be negatively impacted as follows:

•	Borrowing costs associated with debt obligations could increase annually up to approximately $4.2 million in the event of a credit rating downgrade;
•	The costs of refinancing debt that is maturing or any new debt issuances could increase due to being placed on credit watch or due to a credit rating downgrade; and
•	FERC may be unwilling to allow the Company to pass along increased debt service costs to natural gas customers.

The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens.  At December 31, 2011, the Company, based on the currently most restrictive debt covenant requirements, was subject to a $1.15 billion limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $436 million of additional secured or subsidiary level indebtedness or other defined liens based on a limitation on liens covenant.  The Company is also subject to a limitation of $1.36 billion of total additional indebtedness.  If the Company’s debt ratings by Moody’s Investor Services, Inc. were to fall below Baa3 or if its debt ratings by Standard & Poor’s were to fall below BBB-, then the allowable restricted payments would be reduced to $430 million.  At December 31, 2011, the Company was in compliance with all covenants.

Retirement of Debt Obligations

Retirement of Debt Obligations.  The Company refinanced LNG Holdings’ $455 million term loan due March 13, 2012 on February 23, 2012 with an unsecured three-year term loan facility due February 23, 2015, with LNG Holdings as borrower and PEPL and Trunkline LNG as guarantors and a floating interest rate tied to LIBOR plus a margin based on the rating of PEPL’s senior unsecured debt.  The Company expects to retire the $465 million term loan due June 2012 ($342.4 million of which is outstanding at December 31, 2011) utilizing a portion of the $445 million in merger consideration to be received by Southern Union in connection with the Citrus Merger.  Should the Citrus Merger not occur by the June 2012 maturity date, the Company would expect to refinance and/or extend the $465 million term loan, or alternatively the Company might choose to retire such debt upon maturity by utilizing some combination of cash flows from operations, repayments from Southern Union of accumulated intercompany balances related to amounts previously advanced by the Company and altering the timing of controllable expenditures, among other things.  The Company reasonably believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets and market expectations regarding the Company’s future earnings and cash flows, that it will be able to refinance and/or retire these obligations, as applicable, under acceptable terms prior to their maturity.  There can be no assurance, however, that the Company will be able to achieve acceptable refinancing terms in any negotiation of new capital market debt or bank financings.  Moreover, there can be no assurance the Company will be successful in its implementation of these refinancing and/or retirement plans and the Company’s inability to do so could cause a material adverse effect on the Company’s financial condition and liquidity.

For additional information related to the Company’s debt, see Item 8. Financial Statements and Supplementary Data, Note 8 – Debt Obligations.

Other Matters

Regulation.  See Item 8.  Financial Statements and Supplementary Data, Note 4 – Regulatory Matters for information related to the Company’s rate matters.

Environmental Matters.  The Company is subject to federal, state and local laws and regulations relating to the protection of the environment.  These evolving laws and regulations may require expenditures over a long period of time to control environmental impacts.  The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures.  These procedures are designed to achieve compliance with such laws and regulations.  For additional information concerning the impact of environmental regulation on the Company, see Item 8.  Financial Statements and Supplementary Data, Note 15 – Commitments and Contingencies.

Contractual Obligations.  The following table summarizes the Company’s expected contractual obligations by payment due date as of December 31, 2011.

	Contractual Obligations
							2017 and
	Total	2012	2013	2014	2015	2016	thereafter

	(In thousands)

Operating leases (1)	$94,177	$11,341	$13,627	$12,887	$12,238	$12,091	$31,993
Total long term debt (2)	1,963,691	342,386	250,000	-	455,000	-	916,305
Interest payments on debt (3)	501,368	81,121	78,554	63,429	63,429	63,429	151,406
Firm capacity payments (4)	177,719	31,641	29,698	28,925	25,338	21,722	40,395
OPEB funding (5)	38,215	7,643	7,643	7,643	7,643	7,643	-
Total	$2,775,170	$474,132	$379,522	$112,884	$563,648	$104,885	$1,140,099

___________________
(1)	Lease of various assets utilized for operations.
(2)	The long-term debt cash obligations exclude $2.9 million of unamortized debt premium as of December 31, 2011.
(3)	Interest payments on debt are based upon the applicable stated or variable interest rates as of December 31, 2011.
(4)	Charges for third party storage capacity.
(5)	Panhandle is committed to the funding levels of $7.6 million per year until modified by future rate proceedings, the timing of which is uncertain.

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

Trunkline LNG Cost and Revenue Study.  On July 1, 2009, Trunkline LNG filed a Cost and Revenue Study with respect to the Trunkline LNG facility expansions completed in 2006, in compliance with FERC orders.  Such filing, which was as of March 31, 2009, reflected an annualized cost of service level for these expansions of $54.7 million, less than the associated actual revenues during the same period of $68.5 million.  These expansion revenues are currently at negotiated rates totaling $72.6 million annually through 2015.  BGLS filed a motion to intervene and protest on July 14, 2009.  By order dated July 26, 2010, FERC determined that since (i) Trunkline LNG has fixed negotiated rates with BGLS through 2015, which would be unaffected by any rate change that might be determined through hearing at this time, and (ii) current costs and revenues are not necessarily representative of Trunkline LNG’s costs and revenues at the termination of the negotiated rate period in 2015, there was no reason to expend FERC’s and the parties’ resources on a Natural Gas Act Section 5 proceeding at this time.  The order is final and not subject to rehearing.

LNG Export License.  On July 22, 2011, the United States Department of Energy, Office of Fossil Energy issued an order authorizing Lake Charles Exports, LLC, an entity owned by subsidiaries of the Company and BG Group plc, to export domestically produced LNG by vessel from Trunkline LNG’s Lake Charles LNG terminal.  The authorization, for a 25-year term beginning on the earlier of the date of first export or 10 years from the issuance of the order, permits export of up to approximately 2 Bcf/d to countries that have or will enter into a free trade agreement (FTA) with the United States that requires national treatment for trade in natural gas.  Lake Charles Exports, LLC is permitted to use the authorization to export LNG on its own behalf or as an agent for BGLS.  A proceeding for approval to export to non-FTA countries is ongoing.  The companies are developing plans to install liquefaction facilities at the Lake Charles terminal to export LNG. Modifications to the Lake Charles terminal would be subject to approval by the FERC.  The Company and BG Group plc have not finalized the economic terms of their arrangement, but the Company expects that any such arrangement will take into account, among other things, the December 31, 2015 termination of certain contracted rates at the existing Trunkline LNG terminal, which otherwise revert to tariff rates in 2016, and the term of BGLS contracts related to the Trunkline LNG terminal, which otherwise all expire in 2030.

New Accounting Pronouncements

See Item 8.  Financial Statements and Supplementary Data, Note 2 – Summary of Significant Accounting Policies and Other Matters – New Accounting Principles.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risks.

Interest Rate Risk

The Company is subject to the risk of loss associated with movements in market interest rates.  The Company manages this risk through the use of fixed-rate debt, floating-rate debt and interest rate swaps.  Fixed-rate swaps are used to reduce the risk of increased interest costs during periods of rising interest rates.  Floating-rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates.  At December 31, 2011, the interest rate on 83 percent of the Company’s long-term debt was fixed after considering the impact of interest rate swaps.

At December 31, 2011, $4.1 million is included in Other Current Liabilities in the Consolidated Balance Sheet related to the fixed-rate interest rate swaps on the $455 million Term Loan due 2012.

At December 31, 2011, a 100 basis point change in the annual interest rate on all outstanding floating-rate debt would correspondingly change the Company’s interest payments by approximately $300,000 for each month during which such change continued.  If interest rates changed significantly, the Company may take actions to manage its exposure to the change.

The Company enters into treasury rate locks from time to time to manage its exposure against changes in future interest payments attributable to changes in the US treasury rates.  By entering into these agreements, the Company locks in an agreed upon interest rate until the settlement of the contract, which typically occurs when the associated long-term debt is sold.  The Company accounts for the treasury rate locks as cash flow hedges.  The Company’s most recent treasury rate locks were settled in February and June 2008.

The change in exposure to loss in earnings and cash flow related to interest rate risk for the year ended December 31, 2011 is not material to the Company.

See Item 8.  Financial Statements and Supplementary Data, Note 11 – Derivative Instruments and Hedging Activities and Note 8 – Debt Obligations.

Commodity Price Risk

The Company is exposed to some commodity price risk with respect to natural gas used in operations by its interstate pipelines.  Specifically, the pipelines receive natural gas from customers for use in generating compression to move the customers’ natural gas.  Additionally the pipelines may have to settle system imbalances when customers’ actual receipts and deliveries do not match.  When the amount of natural gas utilized in operations by the pipelines differs from the amount provided by customers, the pipelines may use natural gas from inventory or may have to buy or sell natural gas to cover these or other operational needs, resulting in commodity price risk exposure to the Company.  In addition, there is other indirect exposure to the extent commodity price changes affect customer demand for and utilization of transportation and storage services provided by the Company.  At December 31, 2011, there were no hedges in place with respect to natural gas price risk associated with the Company’s interstate pipeline operations.

ITEM 8.  Financial Statements and Supplementary Data.

The information required here is included in the report as set forth in the Index to Consolidated Financial Statements on page F-1.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s COO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, the Company’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.  Management has also communicated that determination to the board of managers and Southern Union’s audit committee, which also serves as the Company’s audit committee.

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

Exchange Act Rules 13a-15(c) and 15d-15(c) and Section 404 of the Sarbanes-Oxley Act of 2002 require management of the Company to conduct an annual evaluation of the Company’s internal control over financial reporting and to provide a report on management’s assessment, including a statement as to whether or not internal control over financial reporting is effective.  Pursuant to the rules of the SEC, Management’s attestation report regarding internal control over financial reporting was not subject to attestation by the Company’s independent registered public accountant.  As such, this Form 10-K does not contain an attestation report of the Company’s independent registered public accountant regarding internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting was based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework and applicable SEC rules, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Panhandle Eastern Pipe Line Company, LP
February 24, 2012

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  Other Information.

All information required to be reported on Form 8-K for the quarter ended December 31, 2011 was appropriately reported.

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

ITEM 14.  Principal Accounting Fees and Services.

Below is a summary of fees billed to the Company by its principal audit firm for the periods indicated.

	Years Ended December 31,
	2011	2010

	(In thousands)
Audit Fees (1)
PricewaterhouseCoopers LLP	$924	$1,128

Audit-Related Fees (2)
PricewaterhouseCoopers LLP	-	85

Total Fees	$924	$1,213

___________________
(1)	Audit Fees represents fees billed for professional services rendered for the Company’s integrated annual audit.
(2)	Audit-Related Fees represents fees billed for the issuance of debt and audit of the Company’s centralized data center procedures.

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

10(a) 10(b)
Credit Agreement between Trunkline LNG Holdings, LLC, as borrower, Panhandle Eastern Pipeline Company, LP and Trunkline LNG Company, LLC, as guarantors, the financial institutions listed therein and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, dated as of February 23, 2012.

Form of Seventh Supplemental Indenture, to be dated as of June 2, 2009, between Panhandle and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 to Panhandle’s Current Report on Form 8-K filed on May 28, 2009 and incorporated herein by reference).

10(c) 10(d)
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

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definitions Document *

101.LAB	XBRL Taxonomy Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *

____________
* XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2012.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

By: /s/ ROBERT O. BOND
Robert O. Bond
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of Panhandle Eastern Pipe Line Company, LP and in the capacities indicated as of February 24, 2012.
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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009

	(In thousands)

Operating revenues
Transportation and storage of natural gas	$573,755	$561,354	$607,366
LNG terminalling	219,789	199,182	134,026
Other	10,106	8,914	7,769
Total operating revenues	803,650	769,450	749,161

Operating expenses
Operating, maintenance and general	220,833	216,359	237,035
Operating, maintenance and general - affiliate (Note 5)	57,529	54,898	47,573
Depreciation and amortization	128,011	123,009	113,648
Taxes, other than on income	34,852	36,063	34,537
Total operating expenses	441,225	430,329	432,793

Operating income	362,425	339,121	316,368

Other income (expenses):
Interest expense	(107,927)	(103,458)	(84,496)
Interest income - affiliates (Note 5)	8,777	8,642	8,970
Other, net	219	151	1,473
Total other expenses, net	(98,931)	(94,665)	(74,053)

Earnings before income taxes	263,494	244,456	242,315

Income taxes (Note 10)	94,839	96,801	92,100

Net earnings	$168,655	$147,655	$150,215

The accompanying notes are an integral part of these consolidated financial statements

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2011	2010

	(In thousands)

Current assets
Cash and cash equivalents	$50	$56
Accounts receivable, billed and unbilled,
net of allowances of $993 and $897, respectively	75,775	77,888
Accounts receivable – related parties (Note 5)	6,319	5,922
Natural gas imbalances - receivable	52,939	51,607
Note receivable - related party	342,386	-
System natural gas and operating supplies	114,739	147,254
Other	20,886	22,261
Total current assets	613,094	304,988

Property, plant and equipment (Note 13)
Plant in service	4,045,688	3,952,425
Construction work in progress	41,828	47,085
	4,087,516	3,999,510
Less accumulated depreciation and amortization	733,228	613,336
Net property, plant and equipment	3,354,288	3,386,174

Note receivable - related party (Note 5)	688,330	823,406
Other	19,325	24,361

Total assets	$4,675,037	$4,538,929

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS

PARTNERS' CAPITAL AND LIABILITIES

	December 31,
	2011	2010

	(In thousands)

Partners' capital
Partners' capital	$1,809,346	$1,640,691
Accumulated other comprehensive loss (Note 7)	(16,176)	(16,928)
Tax sharing note receivable - related party	(1,156)	(3,188)
Total partners' capital	1,792,014	1,620,575

Long-term debt (Note 8)	1,624,229	1,984,427
Total capitalization	3,416,243	3,605,002

Current liabilities
Current portion of long-term debt (Note 8)	342,386	-
Accounts payable	13,295	9,811
Accounts payable - related parties (Note 5)	52,055	56,393
Natural gas imbalances - payable	144,697	177,192
Accrued taxes	17,541	15,423
Accrued interest	14,280	14,298
Capital accruals	10,814	33,038
Other	55,146	95,191
Total current liabilities	650,214	401,346

Deferred income taxes, net (Note 10)	538,284	466,309
Other	70,296	66,272
Commitments and contingencies (Note 15)

Total partners' capital and liabilities	$4,675,037	$4,538,929

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009

	(In thousands)

Cash flows provided by (used in) operating activities:
Net earnings	$168,655	$147,655	$150,215
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	128,011	123,009	113,648
Deferred income taxes, net	75,763	51,891	116,481
Changes in operating assets and liabilities:
Accounts receivable	1,716	(10,242)	7,085
Inventory	4,027	1,332	12,692
Other assets	(1,714)	1,200	2,437
Accounts payable	(6,206)	10,678	4,970
Accrued taxes	4,151	(523)	7,757
Interest accrued	(18)	(827)	(736)
Other liabilities	(30,175)	(23,348)	(5,449)
Net cash flows provided by operating activities	344,210	300,825	409,100

Cash flows provided by (used in) investing activities:
Net decrease (increase) in note receivable - related parties	(207,310)	(127,800)	(175,685)
Net increase (decrease) in income taxes payable - related parties (Note 5)	(10,125)	21,196	(34,347)
Additions to property, plant and equipment	(110,752)	(160,876)	(270,772)
Plant retirements and other	164	7,139	(16,271)
Net cash flows used in investing activities	(328,023)	(260,341)	(497,075)

Cash flows provided by (used in) financing activities:
Increase (decrease) in book overdraft	1,812	17	(111)
Issuance of long-term debt	-	-	150,000
Repayment of debt	(18,005)	(40,500)	(60,623)
Issuance costs of debt	-	-	(1,264)
Net cash flows provided by (used in) financing activities	(16,193)	(40,483)	88,002

Change in cash and cash equivalents	(6)	1	27

Cash and cash equivalents at beginning of period	56	55	28
Cash and cash equivalents at end of period	$50	$56	$55

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of interest rate swap and amounts capitalized)	$106,097	$102,444	$108,861
Income taxes (net of refunds)	35,349	21,684	6,623

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME

	Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Tax Sharing Note Receivable-Southern Union	Total

	(In thousands)

Balance December 31, 2008	$1,342,821	$(28,301)	$(8,561)	$1,305,959

Tax sharing receivable - Southern Union (Note 5)	-	-	3,343	3,343

Comprehensive income:
Net earnings	150,215	-	-	150,215
Net change in other comprehensive income (Note 7)	-	8,760	-	8,760
Comprehensive income	150,215	8,760	-	158,975

Balance December 31, 2009	$1,493,036	$(19,541)	$(5,218)	$1,468,277

Tax sharing receivable - Southern Union (Note 5)	-	-	2,030	2,030

Comprehensive income:
Net earnings	147,655	-	-	147,655
Net change in other comprehensive income (Note 7)	-	2,613	-	2,613
Comprehensive income	147,655	2,613	-	150,268

Balance December 31, 2010	$1,640,691	$(16,928)	$(3,188)	$1,620,575

Tax sharing receivable - Southern Union (Note 5)	-	-	2,032	2,032

Comprehensive income:
Net earnings	168,655	-	-	168,655
Net change in other comprehensive income (Note 7)	-	752	-	752
Comprehensive income	168,655	752	-	169,407

Balance December 31, 2011	$1,809,346	$(16,176)	$(1,156)	$1,792,014

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

See Note 3 – ETE Merger for information related to Southern Union’s intent to merge with ETE.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

System Natural Gas and Operating Supplies.  System natural gas and operating supplies consist of natural gas held for operations and materials and supplies, both of which are carried at the lower of weighted average cost or market, while natural gas owed back to customers is valued at market.  The natural gas held for operations that the Company does not expect to consume in its operations in the next twelve months is reflected in non-current assets.

The following table presents the components of inventory at the dates indicated.

	December 31,
	2011	2010

	(In thousands)
Current
Natural gas (1)	$95,916	$129,727
Materials and supplies	18,823	17,527
Total current	114,739	147,254

Non-Current
Natural gas (1)	2,643	5,715
	$117,382	$152,969

______________________________
(1)	Natural gas volumes held for operations at December 31, 2011 and 2010 were 29,718,000 MMBtu and 30,598,000 MMBtu, respectively.

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

Property, Plant and Equipment.

Additions.  Ongoing additions of property, plant and equipment are stated at cost. The Company capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Such indirect construction costs primarily include capitalized interest costs (more fully described below in the Interest Cost Capitalized accounting policies disclosure) and labor and related costs of departments associated with supporting construction activities.  The indirect capitalized labor and related costs are largely based upon results of periodic time studies or management reviews of time allocations, which provide an estimate of time spent supporting construction projects.  The cost of replacements and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs and replacements of minor property, plant and equipment items is charged to expense as incurred.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retirements.  When ordinary retirements of property, plant and equipment occur, the original cost less salvage value is removed by a charge to accumulated depreciation and amortization, with no gain or loss recorded.  When entire regulated operating units of property, plant and equipment are retired or sold, the original cost less salvage value and related accumulated depreciation and amortization accounts are removed, with any resulting gain or loss recorded in earnings.

Depreciation.  The Company computes depreciation expense using the straight-line method.

Computer Software.  Computer software, which is a component of property, plant and equipment, is stated at cost and is generally amortized on a straight-line basis over its useful life on a product-by-product basis.

For additional information, see Note 13 – Property, Plant and Equipment.

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

Related Party Transactions. Related party expenses primarily include payments for services provided by Southern Union.  Other income is primarily related to interest income from the Notes receivable from Southern Union and CrossCountry Citrus, an indirect wholly-owned subsidiary of Southern Union.  See Note 5 – Related Party Transactions.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable and Allowance for Doubtful Accounts.  The Company manages trade credit risks to minimize exposure to uncollectible trade receivables.  Prospective and existing customers are reviewed for creditworthiness based upon pre-established standards.  Customers that do not meet minimum standards are required to provide additional credit support.  The Company utilizes the allowance method for recording its allowance for uncollectible accounts, which is primarily based on the application of historical bad debt percentages applied against its aged accounts receivable.  Increases in the allowance are recorded as a component of operating expenses; reductions in the allowance are recorded when receivables are subsequently collected or written-off.  Past due receivable balances are written-off when the Company’s efforts have been unsuccessful in collecting the amount due.

The following table presents the balance in the allowance for doubtful accounts and activity for the periods presented.

	Years Ended December 31,
	2011	2010	2009

	(In thousands)

Beginning balance	$897	$1,147	$1,161
Additions: charged (credited) to expense	92	(250)	1
Deductions: write-off of uncollectible accounts	-	-	(15)
Other	4	-	-
Ending balance	$993	$897	$1,147

The following table presents the relative contribution to the Company’s total operating revenue of each customer that comprised at least ten percent of its operating revenues for the periods presented.

	Percent of Operating Revenue for
	Years Ended December 31,
	2011	2010	2009

BG LNG Services	30%	29%	22%
ProLiance	13	13	13
Other top 10 customers	21	23	26
Remaining customers	36	35	39
Total percentage	100%	100%	100%

Interest Cost Capitalized. The Company capitalizes a carrying cost on funds invested in its construction of long-lived assets that includes a return on the investment financed by debt, which is recorded as capitalized interest.  The capitalized interest is calculated based on the Company’s average cost of debt.  Capitalized interest for the years ended December 31, 2011, 2010 and 2009 was $1.1 million, $6.6 million and $25.7 million, respectively.  The capitalized interest amounts are included as a reduction of interest expense.  Capitalized carrying cost for debt is reflected as an increase in the cost of the asset on the balance sheet.

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

See Note 9 – Benefits for additional information.

Derivatives and Hedging Activities.  All derivatives are recognized on the Consolidated Balance Sheet at their fair value.  On the date the derivative contract is entered into, the Company designates the derivative as (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge);  (ii) a hedge of a forecasted transaction or the variability of cash flows to be received or paid in conjunction with a recognized asset or liability (a cash flow hedge); or (iii) an instrument that is held for trading or non-hedging purposes (a trading or economic hedging instrument).  For derivatives treated as a fair value hedge, the effective portion of changes in fair value is recorded as an adjustment to the hedged item.  The ineffective portion of a fair value hedge is recognized in earnings if the short cut method of assessing effectiveness is not used.  Upon termination of a fair value hedge of a debt instrument, the resulting gain or loss is amortized to earnings through the maturity date of the debt instrument.  For derivatives treated as a cash flow hedge, the effective portion of changes in fair value is recorded in Accumulated other comprehensive income until the related hedged items impact earnings.  Any ineffective portion of a cash flow hedge is reported in current-period earnings.  For derivatives treated as trading or economic hedging instruments, changes in fair value are reported in current-period earnings.  Fair value is determined based upon quoted market prices and pricing models using assumptions that market participants would use.  See Note 11 – Derivative Instruments and Hedging Activities.

Fair Value Measurement.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk, which is primarily comprised of credit risk (both the Company’s own credit risk and counterparty credit risk) and the risks inherent in the inputs to any applicable valuation techniques.  The Company places more weight on current market information concerning credit risk (e.g. current credit default swap rates) as opposed to historical information (e.g. historical default probabilities and credit ratings).  These inputs can be readily observable, market corroborated, or generally unobservable.  The Company endeavors to utilize the best available information, including valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  A three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value is as follows:

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy.

See Note 12 – Fair Value Measurement and Note 9 – Benefits – Postretirement Benefit Plans – Plan Assets for additional information regarding the assets and liabilities of the Company measured on a recurring and nonrecurring basis, respectively.

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

For more information, see Note 6 – Asset Retirement Obligations.

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

As a limited partnership, PEPL is treated as a disregarded entity for federal income tax purposes.  Accordingly, for federal and certain state income tax purposes, PEPL and its subsidiaries are not treated as separate taxpayers; instead, their income is directly taxable to Southern Union Company.  Pursuant to a tax sharing agreement with Southern Union Company, the Company will pay its share of taxes based on its taxable income, which will generally equal the liability that the Company would have incurred as a separate taxpayer.  The Company will receive credit under an intercompany note from Southern Union Company for differences in tax depreciation resulting from the like-kind exchange over the taxable life of the related assets.  See Note 10 – Income Taxes.

Stock-Based Compensation.  The Company measures all employee stock-based compensation using a fair value method and records the related expense in its Consolidated Statement of Operations.  For more information, see Note 14 – Stock-Based Compensation.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Principles

Accounting Principles Not Yet Adopted.

In December 2011, the FASB issued authoritative guidance that enhances current disclosures about offsetting asset and liabilities.  The guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The Company does not expect the guidance to materially impact its consolidated financial statements.

In June 2011, the FASB issued authoritative guidance that changes how a company may present comprehensive income.  The guidance allows entities to elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements and eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented.  The guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter, with early adoption permitted.  In December 2011, the FASB issued authoritative guidance that defers the presentation requirements for reclassification adjustments to allow the FASB time to redeliberate these requirements.  The Company does not expect the guidance to materially impact its consolidated financial statements as the guidance only requires a change in the placement of previously disclosed information.

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

3.  ETE Merger

On July 19, 2011, Southern Union entered into a Second Amended and Restated Agreement and Plan of Merger with ETE and Sigma Acquisition Corporation, a wholly-owned subsidiary of ETE (Merger Sub) (as amended by Amendment No. 1 to Second Amended and Restated Agreement and Plan of Merger dated as of September 14, 2011, the Second Amended Merger Agreement).  The Second Amended Merger Agreement modifies certain terms of the Agreement and Plan of Merger entered into by Southern Union, ETE and Merger Sub on June 15, 2011 as amended on July 4, 2011.  The Second Amended Merger Agreement provides for the merger of Merger Sub with and into Southern Union (Merger), with Southern Union continuing as the surviving corporation in the Merger.  As a result of the Merger, Southern Union will become a wholly-owned subsidiary of ETE.  Under the terms of the Second Amended Merger Agreement, Southern Union shareholders can elect to exchange each issued and outstanding share of Southern Union common stock for $44.25 of cash or 1.00x ETE common unit, with no more than 60 percent of the aggregate merger consideration payable in cash and no more than 50 percent payable in ETE common units.  Elections in excess of either the cash or common unit limits will be subject to proration.  On February 17, 2012, the parties mailed merger consideration election forms to Southern Union shareholders of record as of February 10, 2012 and announced that the election deadline for Southern Union stockholders to make merger consideration elections is expected to be 5:00 p.m., Eastern Time, on March 19, 2012 (or such other later date as ETE and Southern Union shall agree).

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, ETE and ETP, are parties to an Amended and Restated Agreement and Plan of Merger dated as of July 19, 2011 (as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of September 14, 2011) (Citrus Merger Agreement).  The Citrus Merger Agreement provides that Southern Union, CrossCountry Energy, LLC (CrossCountry), PEPL Holdings, LLC (PEPL Holdings) and Citrus ETP Acquisition, L.L.C. (Citrus ETP) will become parties by joinder at a time immediately prior to the closing of the Merger.  Upon becoming a party to the Citrus Merger Agreement, Southern Union will assume the obligations and rights of ETE.  Under the Citrus Merger Agreement, CrossCountry, a wholly-owned subsidiary of Southern Union that indirectly owns a 50 percent interest in Citrus, will be merged with and into Citrus ETP with CrossCountry surviving as a wholly-owned subsidiary of ETP (Citrus Merger).

Immediately prior to the Citrus Merger and in connection with ETP’s financing of the Citrus Merger consideration, Southern Union will contribute its ninety-nine percent interest in PEPL and its 100 percent membership interest in Southern Union Panhandle, LLC to PEPL Holdings.  PEPL Holdings is a wholly-owned subsidiary of CCE Acquisition, LLC.  PEPL Holdings will guarantee payment, on a contingent recourse basis, of up to $2.0 billion of indebtedness of ETP related to the Citrus Merger (or, in the alternative, will indemnify a subsidiary of ETP for payments made by such subsidiary with respect to a guarantee of up to $2.0 billion of indebtedness of ETP by such subsidiary).

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

While consummation of the Merger is subject to certain customary conditions, the parties have already satisfied a number of conditions, including without limitation:  (i)  the receipt of stockholder approval, which occurred on December 9, 2011, (ii) the expiration of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which expiration occurred on July 28, 2011, and (iii) the effectiveness, on October 27, 2011 of ETE’s Registration Statement on Form S-4 relating to the ETE common units to be issued in connection with the Merger.

4.  Regulatory Matters

Trunkline LNG commenced construction of an enhancement at its LNG terminal in February 2007.  The key components of the enhancement are an ambient air vaporizer system and NGL recovery units.  On March 11, 2010, Trunkline LNG received approval from FERC to place the infrastructure enhancement construction project in service.  Total construction costs were approximately $440 million plus capitalized interest, which includes additional costs incurred during final commissioning.  The negotiated rate with the project’s customer, BG LNG Services, has been adjusted based on final capital costs pursuant to a contract-based formula.  In addition, Trunkline LNG and BG LNG Services have extended the existing terminal and pipeline services agreements to coincide with the infrastructure enhancement construction project contract, which runs 20 years from the in-service date.

On August 31, 2009, Sea Robin filed with FERC to implement a rate surcharge to recover Hurricane Ike-related costs not otherwise recovered from insurance proceeds or from other third parties.  The surcharge is primarily related to recovery of property, plant and equipment costs.  On September 30, 2009, FERC approved the surcharge to be effective March 1, 2010, subject to refund and the outcome of hearings with FERC to explore issues set forth in certain customer protests, including the costs to be included and the applicability of the surcharge to discounted contracts.  The Administrative Law Judge (ALJ) issued an initial decision on December 13, 2010, approving the surcharge for recovery from all shippers, including discounted and non-discounted shippers, over a recovery period of 21.4 years and including applicable carrying charges.  The Company, as well as other parties, filed briefs for exception on certain aspects of the decision.  On December 15, 2011, FERC issued an order changing the 21.4 year recovery period to a four-year recovery period and held that the commencement of carrying charges should begin the later of August 31, 2009 and the date the associated cost is incurred.  FERC also determined that Sea Robin’s discount agreements with certain shippers permit it to recover the surcharge from those shippers.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2011, Sea Robin reversed all outstanding reserves for refund associated with the surcharge filing, approximately $17.7  million of which had been reserved as of September 30, 2011.  As of December 31, 2011, Sea Robin has incurred approximately $44 million of costs remaining to be recovered via the surcharge, including carrying charges and net of insurance and surcharge recoveries to date.

In October 2011, Trunkline and Sea Robin jointly filed with FERC to transfer all of Trunkline’s offshore facilities, and certain related onshore facilities, by abandonment and sale to Sea Robin to consolidate and streamline the ownership and operation of all regulated offshore assets under one entity and better position the offshore assets competitively.  Several parties have filed interventions and protests of this filing.  The Company is responding to information requests from FERC on this filing.  The transfer is subject to approval by FERC.

In November 2011, FERC commenced an audit of PEPL to evaluate its compliance with the Uniform System of Accounts as prescribed by FERC, annual and quarterly financial reporting to FERC, reservation charge crediting policy and record retention.  The audit is related to the period from January 1, 2010 to present and is estimated to take approximately one year to complete.

On December 15, 2003, the U.S. Department of Transportation issued a final rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule defines as HCAs. This rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002. The rule requires operators to identify HCAs along their pipelines and to complete baseline integrity assessments, comprised of in-line inspection (smart pigging), hydrostatic testing or direct assessment, by December 2012. Operators were required to rank the risk of their pipeline segments containing HCAs; assessments are generally conducted on the higher risk segments first.  In addition, some system modifications will be necessary to accommodate the in-line inspections. As of December 31, 2011, the Company had completed approximately 93 percent of the baseline risk assessments required to be completed by December 2012. While identification and location of all the HCAs has been completed, it is not practicable to determine with certainty the total scope of required remediation activities prior to completion of the assessments and inspections. The required modifications and inspections are currently estimated to be in the range of approximately $20 million to $30 million per year through 2012.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Related Party Transactions

	Years Ended December 31,
Related Party Transactions	2011	2010	2009

	(In thousands)

Transportation and storage
of natural gas (1)	$3,224	$3,477	$3,821
Operation and maintenance:
Management and royalty fees	20,088	19,237	18,718
Other expenses (2)	37,441	35,661	28,855
Other income, net:
Interest income - Southern Union	1,767	1,373	1,376
Interest income - CrossCountry Citrus	7,010	7,269	7,594
Other	208	237	224

___________________________
(1)	Represents transportation and storage revenues with Missouri Gas Energy, a Southern Union division.
(2)	Primarily includes allocations of corporate charges from Southern Union, partially offset for expenses attributable to services provided by Panhandle on behalf of other affiliate companies.

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

The interest rate under the note receivable with CrossCountry Citrus is based on the variable interest rate under the term loan facility due in 2012 plus a credit spread over LIBOR of 112.5 basis points.  See Note 8. Debt Obligations – LNG Holdings Term Loans for more information regarding this note receivable.

The counterparty to the notes receivable is the parent of the Company, Southern Union, whose debt is rated BBB- by Fitch Ratings, Baa3 by Moody's Investor Services, Inc. and BBB- by Standard & Poor's.

Southern Union structured the acquisition of PEPL in a manner which qualified as a like-kind exchange of property under Section 1031 of the Code.  For tax purposes, the Company’s assets that were part of the exchange were recorded at the tax basis of the Southern Union Company assets for which they were exchanged.  The resulting transaction generated an estimated deferred tax liability at the acquisition date and a corresponding receivable from Southern Union Company reflected as a reduction to Partners’ Capital on the Company’s Consolidated Balance Sheet.  Repayment of the receivable from Southern Union Company is limited to actual tax liabilities otherwise payable by the Company pursuant to the tax sharing agreement with Southern Union Company.  For the years ended December 31, 2011 and 2010, the Company recorded $2 million and $2 million of income tax liability settlements against the tax sharing note receivable, respectively, with a balance of $1.2 million remaining at December 31, 2011.  The Company settles the intercompany income tax liability with Southern Union on an annual basis.  The settlements, which are settled against the demand note with Southern Union, are reported as investing activities in the Consolidated Statement of Cash Flows.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of the related party balances included in the Consolidated Balance Sheet at the dates indicated.

	December 31,
	2011	2010

	(In thousands)
Notes receivable - related parties:
Current:
CrossCountry Citrus	$342,386	$-

Noncurrent:
Southern Union	688,330	455,280
CrossCountry Citrus	-	368,126
	$688,330	$823,406

Accounts receivable - related parties (1)	$6,319	$5,922

Accounts payable - related parties:
Southern Union - income taxes (2)	$33,148	$43,273
Southern Union - other (3)	18,729	12,940
Other (4)	178	180
	$52,055	$56,393

______________________________
(1)	Primarily related to interest income associated with the Note receivable – CrossCountry Citrus and services provided for Citrus.
(2)	Related to income taxes payable to Southern Union per the tax sharing agreement to provide for taxes to be remitted upon the filing of the tax return.
(3)
Primarily related to payroll funding provided by Southern Union.  The December 31, 2011 and 2010 amounts are net of insurance proceeds of $2.2 million and $13.9 million, respectively, owed by Southern Union to the Company.

(4)	Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of the Company.

6.  Asset Retirement Obligations

The Company’s recorded asset retirement obligations are primarily related to owned natural gas storage wells and offshore lines and platforms.  At the end of the useful life of these underlying assets, the Company is legally or contractually required to abandon in place or remove the asset. An ARO is required to be recorded when a legal obligation to retire an asset exists and such obligation can be reasonably estimated.   Although a number of other onshore assets in the Company’s system are subject to agreements or regulations that give rise to an ARO upon the Company’s discontinued use of these assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement.

Individual component assets have been and will continue to be replaced, but the pipeline system will continue in operation as long as supply and demand for natural gas exists. Based on the widespread use of natural gas in industrial and power generation activities, management expects supply and demand to exist for the foreseeable future.  The Company has in place a rigorous repair and maintenance program that keeps the pipeline system in good working order. Therefore, although some of the individual assets may be replaced, the pipeline system itself will remain intact indefinitely.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a general description of ARO and associated long-lived assets at December 31, 2011.

	In Service
ARO Description	Date	Long-Lived Assets	Amount
			(In thousands)

Retire natural gas storage wells	Various	Natural gas storage wells	$517
Retire offshore platforms and lines	Various	Offshore lines	3,180
Remove asbestos	Various	Mainlines and compressors	872

As of December 31, 2011, the Company had no legally restricted funds for the purpose of settling AROs.

The following table is a reconciliation of the carrying amount of the ARO liability for the periods presented.  Changes in assumptions regarding the timing, amount, and probabilities associated with the expected cash flows, as well as the difference in actual versus estimated costs, will result in a change in the amount of the liability recognized.

	Years Ended December 31,
	2011	2010	2009

	(In thousands)

Beginning balance	$56,751	$58,449	$50,941
Incurred	1,162	28,605	8,289
Revisions	(412)	(11,395)	(3,246)
Settled	(16,624)	(19,721)	(1,553)
Accretion expense	180	813	4,018
Ending balance	$41,057	$56,751	$58,449

In 2010, additional AROs of $28.6 million were established primarily for the Company’s offshore assets. During 2010, the Company largely completed its assessment and repairs of the property damaged by Hurricane Ike in 2008, which resulted in accelerated abandonments of such property, and determined that the estimated third party abandonment costs for all of its offshore property needed to be increased.  Also in 2010, the Company recorded an $11.4 million downward revision to its prior ARO liability estimates, primarily for the costs of abandoning certain other specific offshore properties as a result of favorable weather conditions, changes in equipment used, and some changes in scope of the respective projects, which were primarily related to abandonments required as a result of permanent damage from Hurricane Ike.  The ARO liability associated with Hurricane Ike was further reduced by settlements of $19.7 million.  Such revisions and settlements were primarily associated with AROs of $8.3 million and $33.8 million recorded in 2009 and 2008, respectively, associated with damage caused by Hurricane Ike.   During 2011, the Company recorded settlements of approximately $16.6 million, primarily associated with the abandonment of certain offshore properties damaged by Hurricane Ike.  See Note 15 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage for additional related information.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Comprehensive Income

The table presents comprehensive income for the periods presented.

	Years Ended December 31,
	2011	2010	2009

	(In thousands)

Net earnings	$168,655	$147,655	$150,215

Reclassification of unrealized loss on interest rate hedges
into earnings, net of tax of $8,757, $8,711 and $7,537, respectively	13,038	12,968	11,223
Change in fair value of interest rate hedges, net of tax of
$(540), $(5,237) and $(3,051), respectively	(787)	(7,790)	(4,538)
Actuarial gain (loss) relating to other postretirement benefits,
net of tax of $(6,316), $(427) and $2,545, respectively	(10,192)	(1,285)	3,266
Reclassification of net actuarial gain and prior service credit relating to other postretirement benefits into earnings, net of tax
of $(575), $(809) and $(400), respectively	(1,307)	(1,280)	(1,191)
Total other comprehensive income (loss)	752	2,613	8,760

Total comprehensive income	$169,407	$150,268	$158,975

	December 31,
	2011	2010

	(In thousands)
Other postretirement plan - net actuarial loss and prior
service costs, net of tax	$(12,781)	$(1,282)
Interest rate hedges, net of tax	(3,395)	(15,646)
Total Accumulated other comprehensive loss, net of tax	$(16,176)	$(16,928)

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Debt Obligations

The following table sets forth the debt obligations of the Company at the dates indicated.

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)

6.05% Senior Notes due 2013	$250,000	$265,573	$250,000	$268,988
6.20% Senior Notes due 2017	300,000	340,494	300,000	322,893
8.125% Senior Notes due 2019	150,000	185,301	150,000	169,671
7.00% Senior Notes due 2029	66,305	75,128	66,305	69,911
7.00% Senior Notes due 2018	400,000	467,072	400,000	442,120
Term Loans due 2012 (1)	797,386	794,751	815,391	799,084
Net premiums on long-term debt	2,924	2,924	2,731	2,731
Total debt outstanding	1,966,615	$2,131,243	1,984,427	$2,075,398
Current portion of long-term debt (2)	(342,386)		-
Total long-term debt	$1,624,229		$1,984,427

______________________________
(1)	See the LNG Holdings Term Loans discussion below for information related to these Term Loans.
(2)
Excludes $455 million related to the 2012 Term Loan that was refinanced in February 2012 resulting in a change of the maturity date to February 2016.  See Retirement of Debt Obligations below for more information.

The fair value of the Company’s term loans as of December 31, 2011 and 2010 was determined using the market approach, which utilized reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of that type and size.

The fair value of the Company’s other long-term debt as of December 31, 2011 and 2010 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.

LNG Holdings Term Loans.  On March 15, 2007, LNG Holdings, as borrower, and PEPL and Trunkline LNG, as guarantors, entered into a $455 million unsecured term loan facility due March 13, 2012 (2012 Term Loan).  The interest rate under the 2012 Term Loan is a floating rate based on LIBOR or the prime rate, at the Company’s option, in addition to a margin tied to the rating of PEPL’s senior unsecured debt. LNG Holdings has entered into interest rate swap agreements that effectively fix the interest rate applicable to the 2012 Term Loan at 4.98 percent plus a credit spread of 0.625 percent, based upon PEPL’s credit rating for its senior unsecured debt.  The balance of the 2012 Term Loan was $455 million at December 31, 2011 and 2010.  See Note 11 – Derivative Instruments and Hedging Activities – Interest Rate Swaps for information regarding interest rate swaps.

On December 1, 2006, LNG Holdings, as borrower, and PEPL and CrossCountry Citrus, as guarantors, entered into a $465 million unsecured term loan facility due April 4, 2008 (2006 Term Loan).  On December 1, 2006, LNG Holdings loaned the proceeds of the 2006 Term Loan to CrossCountry Citrus in exchange for an interest-bearing promissory note with a principal amount of $465 million, the amount of the proceeds of the 2006 Term Loan.  On June 29, 2007, the parties entered into an amended and restated term loan facility (Amended Credit Agreement).  The Amended Credit Agreement extended the maturity of the term loan from April 4, 2008 to June 29, 2012, and decreased the interest rate from LIBOR plus 87.5 basis points to LIBOR plus 55 basis points, based upon the current credit rating of PEPL's senior unsecured debt. The balance of the Amended Credit Agreement was $342.4 million and $360.4 million at effective interest rates of 0.85 percent and 0.81 percent at December 31, 2011 and 2010, respectively.  The balance and effective interest rate of the Amended Credit Agreement at February 17, 2012 were $342.4 million and 0.82 percent, respectively.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other.  The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens.  At December 31, 2011 the Company, based on the currently most restrictive debt covenant requirements, was subject to a $1.15 billion limitation on additional restricted payments including dividends and loans to affiliates, and a limitation of $436 million of additional secured or subsidiary level indebtedness or other defined liens based on a limitation on liens covenant.  The Company is also subject to a limitation of $1.36 billion of total additional indebtedness.

As of December 31, 2011, the Company has scheduled long-term debt payments, excluding credit facility payments and net premiums on debt, as follows:

Year ended December 31:	(In thousands)
2012	$342,386
2013	250,000
2014	-
2015	455,000
2016	-
Thereafter	916,305

Retirement of Debt Obligations

The Company refinanced LNG Holdings’ $455 million term loan due March 13, 2012 on February 23, 2012 with an unsecured three-year term loan facility due February 23, 2015, with LNG Holdings as borrower and PEPL and Trunkline LNG as guarantors and a floating interest rate tied to LIBOR plus a margin based on the rating of PEPL’s senior unsecured debt.  The Company expects to retire the $465 million term loan due June 2012 ($342.4 million of which is outstanding at December 31, 2011) utilizing a portion of the $445 million in merger consideration to be received by Southern Union in connection with the Citrus Merger.  Should the Citrus Merger not occur by the June 2012 maturity date, the Company would expect to refinance and/or extend the $465 million term loan, or alternatively the Company might choose to retire such debt upon maturity by utilizing some combination of cash flows from operations, repayments from Southern Union of accumulated intercompany balances related to amounts previously advanced by the Company and altering the timing of controllable expenditures, among other things.  The Company reasonably believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets and market expectations regarding the Company’s future earnings and cash flows, that it will be able to refinance and/or retire these obligations, as applicable, under acceptable terms prior to their maturity.  There can be no assurance, however, that the Company will be able to achieve acceptable refinancing terms in any negotiation of new capital market debt or bank financings.  Moreover, there can be no assurance the Company will be successful in its implementation of these refinancing and/or retirement plans and the Company’s inability to do so could cause a material adverse effect on the Company’s financial condition and liquidity.

9.  Benefits

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

	Other Postretirement Benefits
	December 31,
	2011	2010

	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$69,124	$58,929
Service cost	2,475	2,215
Interest cost	3,999	3,515
Actuarial loss and other	12,704	4,665
Benefits paid, net	(481)	(220)
Medicare Part D subsidy receipts	12	20
Benefit obligation at end of period	$87,833	$69,124

Change in plan assets:
Fair value of plan assets at beginning of period	$68,128	$54,361
Return on plan assets and other	74	6,308
Employer contributions	7,643	7,679
Benefits paid, net	(481)	(220)
Fair value of plan assets at end of period	$75,364	$68,128

Amount underfunded at end of period (1)	$12,469	$996

Amounts recognized in Accumulated other comprehensive income (pre-tax basis) consist of:
Net actuarial loss	$22,701	$6,399
Prior service cost (credit)	935	(1,153)
	$23,636	$5,246

_____________________
(1)	Underfunded balance is recognized as a noncurrent liability in the Consolidated Balance Sheet.

Net Periodic Benefit Cost.  Net periodic benefit cost of the Company’s other postretirement benefit plan for the periods presented includes the components noted in the table below.

	Years Ended December 31,
	2011	2010	2009

	(In thousands)

Service cost	$2,475	$2,215	$2,230
Interest cost	3,999	3,515	3,245
Expected return on plan assets	(3,879)	(3,355)	(2,435)
Prior service credit amortization	(2,089)	(2,089)	(2,089)
Actuarial loss amortization	207	-	498
Net periodic benefit cost	$713	$286	$1,449

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated net actuarial loss and prior service credit for other postretirement plans that will be amortized from Accumulated other comprehensive income into net periodic benefit cost during 2012 are $1.4 million and $(1.4) million, respectively.

Assumptions.  The weighted-average discount rate used in determining benefit obligations was 4.26 percent and 5.54 percent at December 31, 2011 and 2010, respectively.

The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the table below.

	Years Ended December 31,
	2011	2010	2009

Discount rate	5.54%	6.00%	5.90%
Expected return on assets:
Tax exempt accounts	7.00%	7.00%	7.00%
Taxable accounts	4.50%	5.00%	5.00%

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

The assumed health care cost trend rates used to measure the expected cost of benefits covered by the plans are shown in the table below.

	December 31,
	2011	2010

Health care cost trend rate assumed for next year	8.50%	9.00%
Rate to which the cost trend is assumed
to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2019	2019

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
	Point Increase	Point Decrease

	(In thousands)

Effect on total of service and interest cost	$771	$(743)
Effect on accumulated postretirement benefit obligation	10,808	(9,846)

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Company’s other postretirement plan assets at the dates indicated by asset category is as follows:

	Fair Value as of December 31,
	2011	2010

	(In thousands)
Asset Category:
Cash and cash equivalents	$2,118	$1,919
Mutual fund (1)	73,246	66,209
Total	$75,364	$68,128

___________________
(1)
This fund of funds invests primarily in a diversified portfolio of equity, fixed income and short-term mutual funds.  As of December 31, 2011, the fund was primarily comprised of approximately 19 percent large-cap U.S. equities, 2 percent small-cap U.S. equities,10 percent international equities, 55 percent fixed income securities, 8 percent cash, and 6 percent in other investments.  As of December 31, 2010, the fund was primarily comprised of approximately 17 percent large-cap U.S. equities, 4 percent small-cap U.S. equities,10 percent international equities, 57 percent fixed income securities, 10 percent cash, and 2 percent in other investments.

The other postretirement plan assets are classified as Level 1 assets within the fair-value hierarchy as their fair values are based on active market quotes.  See Note 2 – Summary of Significant Accounting Policies and Other Matters – Fair Value Measurement for information related to the framework used by the Company to measure the fair value of its other postretirement plan assets.

Contributions.  The Company expects to contribute approximately $7.6 million to its other postretirement plans in 2012 and approximately $7.6 million annually thereafter until modified by rate case proceedings.

Benefit Payments.  The Company’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below.

Expected Benefits	Payments
Before Effect of	Medicare Part D
Years	Medicare Part D	Subsidy Receipts	Net

(In thousands)
2012	$1,513	$24	$1,489
2013	2,134	32	2,102
2014	2,773	83	2,690
2015	3,411	139	3,272
2016	3,992	224	3,768
2017	-	2021	27,611	2,780	24,831

The Medicare Prescription Drug Act provides for a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Contribution Plan

The Company sponsors a defined contribution savings plan (Savings Plan) that is available to all employees.  The Company provided matching contributions of 100 percent of the first five percent of the participant’s compensation paid into the Savings Plan beginning January 16, 2009.  Prior to that date, the Company provided matching contributions of 100 percent of the first two percent and 50 percent of the next three percent of the participant’s compensation paid into the Savings Plan.  Company contributions are 100 percent vested after five years of continuous service.  Company contributions to the Savings Plan during the years ended December 31, 2011, 2010 and 2009 were $4.6 million, $4.5 million and $4.4 million, respectively.

In addition, the Company makes employer contributions to separate accounts, referred to as Retirement Power Accounts, within the defined contribution plan.  The contribution amounts are determined as a percentage of compensation with the amount generally varying based on age and years of service.  Company contributions are 100 percent vested after five years of continuous service.  Company contributions to Retirement Power Accounts during the years ended December 31, 2011, 2010 and 2009 were $5.5 million, $5.4 million and $5.5 million, respectively.

10.  Income Taxes

The following table provides a summary of the current and deferred components of income tax expense for the periods presented.

	Years Ended December 31,
	2011	2010	2009

	(In thousands)
Current income taxes
Federal	$24,174	$33,656	$(25,027)
State	(5,098)	11,254	646
Total current income taxes	19,076	44,910	(24,381)

Deferred income taxes
Federal	66,925	50,551	102,871
State	8,838	1,340	13,610
Total deferred income taxes	75,763	51,891	116,481

Total income tax expense	$94,839	$96,801	$92,100

Effective tax rate	36%	40%	38%

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal components of the Company’s deferred tax assets (liabilities) at the dates indicated are as follows:

	December 31,
	2011	2010

	(In thousands)

Deferred income tax assets:
Other post retirement benefits	$12,773	$3,948
Derivative financial instruments (interest rates)	3,580	11,799
Other	19,877	21,180
Total deferred income tax assets	36,230	36,927

Deferred income tax liabilities:
Property, plant and equipment	(559,133)	(476,680)
Other	(6,601)	(12,662)
Total deferred income tax liabilities	(565,734)	(489,342)
Net deferred income tax liability	(529,504)	(452,415)
Less current income tax assets	8,780	13,894
Accumulated deferred income taxes	$(538,284)	$(466,309)

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate of 35 percent to income before income taxes as follows:

	Years Ended December 31,
	2011	2010	2009

	(In thousands)

Computed statutory income tax expense at 35%	$92,223	$85,560	$84,810
Changes in income taxes resulting from:
State income taxes, net of federal income tax benefit	2,431	8,436	9,267
Permanent differences and other	185	2,805	(1,977)
Total income tax expense	$94,839	$96,801	$92,100

A reconciliation of the changes in unrecognized tax benefits for the periods presented is as follows:

	Years ended December 31,
	2011	2010

	(In thousands)

Beginning of the year	$1,478	$1,478

Additions:
Tax positions taken in prior years	-	-
Tax positions taken in current year	-	-

Reductions:
Lapse of statute of limitations	-	-
End of year	$1,478	$1,478

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, the Company has $ 1.5 million ($1.4 million, net of federal tax) of unrecognized tax benefits, none of which would impact the Company’s EITR if recognized.  The Company does not expect that its unrecognized tax benefits will be reduced within the next twelve months.

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

11.  Derivative Instruments and Hedging Activities

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

Interest Rate Swaps.  As of December 31, 2011, the Company had outstanding pay-fixed interest rate swaps with a total notional amount of $455 million applicable to the 2012 Term Loan.  These interest rate swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of December 31, 2011, approximately $2.5 million of net after-tax losses in Accumulated other comprehensive loss related to these interest rate swaps is expected to be amortized into Interest expense during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

Treasury Rate Locks.  As of December 31, 2011, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods are associated with interest payments on outstanding long-term debt.  These treasury rate locks are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of December 31, 2011, approximately $166,000 of net after-tax losses in Accumulated other comprehensive loss related to these treasury rate locks will be amortized into Interest expense during the next twelve months.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had no asset derivative instruments at December 31, 2011 and 2010.  The following table summarizes the fair value amounts of the Company’s liability derivative instruments and their location in the Consolidated Balance Sheet at the dates indicated.

		Fair Value (1)
Balance Sheet		December 31,
Location		2011	2010

		(In thousands)
Cash Flow Hedges:
Interest rate contracts	Other current liabilities	$4,148	$19,694
Other noncurrent liabilities		-	4,652

		$4,148	$24,346

The following table summarizes the location and amount of derivative instrument gains and losses reported in the Company’s consolidated financial statements for the periods presented.

	Years Ended December 31,
	2011	2010	2009

	(In thousands)
Cash Flow Hedges: (1)
Change in fair value - increase in Accumulated other comprehensive loss,
excluding tax expense effect of $540, $5,237 and $3,051, respectively	$1,327	$13,027	$7,589
Reclassification of unrealized loss from Accumulated other comprehensive loss - increase of Interest expense, excluding tax expense effect
of $8,757, $8,711 and $7,537, respectively	21,795	21,679	18,760

____________
(1)	See Note 7 – Comprehensive Income for additional related information.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Fair Value Measurement

The following tables set forth the Company’s liabilities that are measured at fair value on a recurring basis at the dates indicated.

		Fair Value Measurements Using Fair Value Hierarchy
	Fair Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

	(In thousands)

Liabilities:
Interest-rate swap derivatives	$4,148	$-	$4,148	$-
Total	$4,148	$-	$4,148	$-

		Fair Value Measurements Using Fair Value Hierarchy
	Fair Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Liabilities:
Interest-rate swap derivatives	$24,346	$-	$24,346	$-
Total	$24,346	$-	$24,346	$-

The Company’s Level 2 interest-rate swap derivative instruments are valued using pricing models based on an income approach that discounts future cash flows to a present value amount. The significant pricing model inputs for interest-rate swaps include published rates for U.S. Dollar LIBOR interest rate swaps. The pricing model also adjusts for nonperformance risk associated with the counterparty or Company, as applicable, through the use of credit risk adjusted discount rates based on published default rates. The Company did not have any Level 3 instruments measured at fair value at December 31, 2011 or December 31, 2010.

The approximate fair value of the Company’s cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to this short-term nature.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Property, Plant and Equipment

The following table provides a summary of property, plant and equipment at the dates indicated.

		December 31,
	Lives in Years	2011	2010

		(In thousands)

Transmission	5-46	$2,321,009	$2,239,762
Gathering	26	107,670	124,227
Underground storage	5-46	321,921	314,744
General plant - LNG	5-40	1,118,790	1,117,418
General plant - other (1)	3-40	176,298	156,274
Plant in service (2)		4,045,688	3,952,425
Construction work in progress		41,828	47,085
Total property, plant and equipment		4,087,516	3,999,510
Less accumulated depreciation and amortization		733,228	613,336
Net property, plant and equipment		$3,354,288	$3,386,174

_________________
(1) Includes capitalized computer software costs, CIAC and other intangible costs totaling:

Computer software cost	$85,394	$77,776
Less accumulated amortization	51,325	45,032
Net computer software costs	34,069	32,744

CIAC and other	54,444	52,857
Less accumulated amortization	5,023	5,906
Net CIAC and other	49,421	46,951
Total net intangible assets	$83,490	$79,695

(2) The composite weighted-average depreciation rates for the years ended December 31, 2011, 2010 and 2009 were 3.2 percent, 3.4 percent and 3.5 percent, respectively.

Amortization expense of capitalized computer software costs for the years ended December 31, 2011, 2010 and 2009 was $6.9 million, $7.2 million and $9.4 million, respectively.  The estimated amortization expense of capitalized computer software costs for the next five years ending December 31 are as follows:  2012 -- $6.3 million; 2013 -- $6 million; 2014 -- $5.4 million; 2015 -- $4.8 million; and 2016 -- $3.8 million.  Amortization expense for CIAC and other intangible assets for the years ended December 31, 2011, 2010 and 2009 was $1.8 million, $1.6 million and $1.6 million, respectively.  The estimated amortization expense of CIAC and other intangible assets for the next five years ending December 31 are as follows:  2012 -- $1.6 million; 2013 -- $1.6 million; 2014 -- $1.6 million; 2015 -- $1.6 million; and 2016 -- $1.6 million.  Computer software costs are amortized between 3 and 10 years.  CIAC and other intangible assets are amortized between 2 and 40 years.

14.  Stock-Based Compensation

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each stock option and SAR award is estimated on the date of grant using a Black-Scholes option pricing model. The Company’s expected volatilities are based on historical volatility of Southern Union Company’s common stock.  To the extent that volatility of Southern Union Company’s common stock price increases in the future, the estimates of the fair value of stock options and SARs granted in the future could increase, thereby increasing stock-based compensation expense in future periods.  Additionally, the expected dividend yield is considered for each grant on the date of grant.  The Company’s uses the simplified method in determining the expected term of stock options and SARs granted, which results in the use of the average midpoint between vesting of the awards and their contractual term for such estimate.  The Company utilizes the simplified method primarily because Southern Union has experienced several acquisitions and divestitures during the contractual period for the current awards outstanding, resulting in a change in the employee mix and an acceleration of certain stock option and SAR exercise activity.  Additionally, Southern Union has not experienced a full life cycle of exercise activity for employees associated with certain of its acquisitions.  Because of the impact of these significant structural changes in Southern Union’s business operations and the resulting variations in employee exercise activity, the historical patterns of such exercise activity is not believed to be indicative of future behavior.  In the future, as information regarding post-vesting termination becomes more accessible, the Company may change the method of deriving the expected term.  This change could impact the fair value of stock options and SARs granted in the future.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table represents the Black-Scholes estimated ranges under the Company’s plans for stock options and SARs awards for periods in which awards were granted.

	Years ended December 31,
	2010	2009

Expected volatility	32.79% to 32.82%	32.22%
Expected dividend yield	2.47%	2.45%
Risk-free interest rate	2.28% to 2.40%	2.72%
Expected life	6 years	6 years

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options.  The following table provides information on stock options granted, exercised, forfeited, outstanding and exercisable for the periods presented.

		Weighted-
	Shares	Average
	Under	Exercise
	Option	Price

Outstanding December 31, 2008	269,520	$20.34
Granted	-	-
Exercised	(6,461)	16.83
Forfeited	-	-
Outstanding December 31, 2009	263,059	$20.42
Granted	-	-
Exercised	(59,156)	20.92
Forfeited	-	-
Outstanding December 31, 2010	203,903	$20.27
Granted	-	-
Exercised	(38,596)	17.56
Forfeited	-	-
Outstanding December 31, 2011	165,307	$20.90

Exercisable December 31, 2009	263,059	20.42
Exercisable December 31, 2010	203,903	20.27
Exercisable December 31, 2011	165,307	20.90

SARS.  The following table provides information on SARs granted, exercised, forfeited, outstanding and exercisable for the periods presented.

		Weighted-Average
	SARs	Exercise Price

Outstanding December 31, 2008	414,146	$18.10
Granted	147,004	21.64
Exercised	(4,347)	12.55
Outstanding December 31, 2009	556,803	$19.08
Granted	138,181	24.54
Exercised	(49,366)	12.55
Forfeited	(28,815)	19.35
Outstanding December 31, 2010	616,803	$20.71
Granted	-	-
Exercised	(27,389)	15.87
Forfeited	(30,512)	27.41
Outstanding December 31, 2011	558,902	$20.58

Exercisable December 31, 2009	194,458	21.41
Exercisable December 31, 2010	308,799	20.90
Exercisable December 31, 2011	423,815	19.61

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The SARs that have been awarded vest in equal installments on the first three anniversaries of the grant date. Each SAR entitles the holder to shares of Southern Union’s common stock equal to the fair market value of Southern Union’s common stock on the applicable exercise date in excess of the grant date price for each SAR.

As of December 31, 2011, there was $ 807,000 of total unrecognized compensation cost related to non-vested SARs compensation arrangements granted under the stock option plans.  That cost is expected to be recognized over a weighted-average contractual period of 1.62 years.  The total fair value of options and SARs vested as of December 31, 2011 was $3.8 million.  Compensation expense recognized related to stock options and SARs totaled $791,000 ($488,000, net of tax), $778,000 million ($480,000, net of tax) and $1.1 million ($732,000, net of tax) for the years ended December 31, 2011, 2010 and 2009, respectively.  The aggregate intrinsic value of total options and SARs outstanding and exercisable at December 31, 2011 was $15.5 million and $13 million, respectively.  The intrinsic value of options and SARs exercised during the year ended December 31, 2011 was approximately $1 million.

Restricted Stock Equity and Liability Units.  The Third Amended 2003 Plan also provides for grants of restricted stock equity units, which are settled in shares of Southern Union Company common stock, and restricted stock liability units, which are settled in cash.  The restrictions associated with a grant of restricted stock equity units under the Third Amended 2003 Plan generally expire equally over a period of three years.  Restrictions on restricted stock liability units expire at the end of the applicable period, which is also the requisite service period.

The following table provides information on restricted stock equity awards granted, released and forfeited for the periods presented.

Number of
	Restricted Stock	Weighted-Average
	Equity Units	Grant Date
	Outstanding	Fair Value

Restricted shares at December 31, 2008	8,381	$24.08
Granted	-	-
Released	(8,381)	24.08
Forfeited	-	-
Restricted shares at December 31, 2009	-	$-

There were no restricted stock equity awards granted during the years ended December 31, 2011 and 2010.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on restricted stock liability awards granted, released and forfeited for the periods presented.

	Number of Restricted	Weighted-Average
	Stock Liability Units	Grant Date
	Outstanding	Fair Value

Restricted shares at December 31, 2008	200,014	$18.03
Granted	94,189	21.54
Released	(87,620)	20.31
Forfeited	(463)	25.06
Restricted shares at December 31, 2009	206,120	$18.53
Granted	70,110	24.57
Released	(101,420)	19.27
Forfeited	(8,940)	18.49
Restricted shares at December 31, 2010	165,870	$20.68
Granted	51,611	42.08
Released	(87,509)	18.47
Forfeited	(4,918)	18.97
Restricted shares at December 31, 2011	125,054	$31.15

As of December 31, 2011, there was $5 million of total unrecognized compensation cost related to non-expired, restricted stock liability units compensation arrangements granted under the restricted stock plans.  That cost is expected to be recognized over a weighted-average contractual period of 2.09 years.  The total fair value of restricted stock liability units that were released during the year ended December 31, 2011 was $3.7 million.  Compensation expense recognized related to restricted stock equity and liability units totaled $3.8 million ($2.4 million, net of tax), $2.2 million ($1.3 million, net of tax) and $2.1 million ($1.3 million, net of tax) for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company settled the restricted stock liability units released in 2011, 2010 and 2009 with cash payments of $3.7 million, $2.2 million and $1.9 million, respectively.

15.  Commitments and Contingencies

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Liabilities for Litigation and Other Claims

The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of December 31, 2011 and 2010, the Company recorded litigation and other claim-related accrued liabilities of $1.3 million and $1.8 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.

Environmental Matters

The Company’s operations are subject to federal, state and local laws, rules and regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters.  These laws, rules and regulations require the Company to conduct its operations in a specified manner and to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Failure to comply with environmental laws, rules and regulations may expose the Company to significant fines, penalties and/or interruptions in operations.  The Company’s environmental policies and procedures are designed to achieve compliance with such applicable laws and regulations.  These evolving laws and regulations and claims for damages to property, employees, other persons and the environment resulting from current or past operations may result in significant expenditures and liabilities in the future.  The Company engages in a process of updating and revising its procedures for the ongoing evaluation of its operations to identify potential environmental exposures and enhance compliance with regulatory requirements.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s environmental remediation activities are undertaken in cooperation with and under the oversight of appropriate regulatory agencies, enabling the Company under certain circumstances to take advantage of various voluntary cleanup programs in order to perform the remediation in the most effective and efficient manner.

Environmental Remediation Liabilities

The table below reflects the amount of accrued liabilities recorded in the Consolidated Balance Sheet at the dates indicated to cover environmental remediation actions where management believes a loss is probable and reasonably estimable.  The Company does not have any material environmental remediation matters assessed as reasonably possible.

	December 31,
	2011	2010

	(In thousands)

Current	$2,848	$4,273
Noncurrent	4,287	4,498
Total environmental liabilities	$7,135	$8,771

Other Commitments and Contingencies

2008 Hurricane Damage.  In September 2008, Hurricanes Gustav and Ike came ashore on the Louisiana and Texas coasts.  Offshore transportation facilities, including Sea Robin and Trunkline’s Terrebonne system, suffered damage to several platforms and gathering pipelines.  Sea Robin experienced reduced volumes until January 2010 when the remainder of the damaged facilities were back in service.

The capital replacement and retirement expenditure related to Hurricane Ike, which were substantially completed in 2011, totaled approximately $141 million.  Approximately $141 million, $134 million and $110 million of the capital replacement and retirement expenditures were incurred as of December 31, 2011, 2010 and 2009, respectively.  The Company anticipates reimbursement from OIL for a significant portion of the damages in excess of its $10 million deductible; however, the recoverable amount is subject to pro rata reduction to the extent that the level of total accepted claims from all insureds exceeds the carrier’s $750 million aggregate exposure limit.  OIL announced that it has reached the $750 million aggregate exposure limit and currently calculates its estimated payout amount at 70 percent or less based on estimated claim information it has received.  OIL is currently making interim payouts at the rate of 50 percent of accepted claims.  As of December 31, 2011, OIL has paid a total of $64.7 million for claims submitted to date by the Company with respect to Hurricane Ike.  The final amount of any applicable pro rata reduction cannot be determined until OIL has received and assessed all claims.

Controlled Group Pension Liabilities.  Southern Union Company (including certain of its divisions) sponsors a number of defined benefit pension plans for employees.  Under applicable pension and tax laws, upon being acquired by Southern Union, the Company became a member of Southern Union Company’s “controlled group” with respect to those plans and, along with Southern Union Company and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated.  In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union Company’s controlled group, including the Company and each of its subsidiaries.  Based on the latest actuarial information available as of December 31, 2011, the aggregate amount of the projected benefit obligations of these pension plans was approximately $225.1 million and the estimated fair value of all of the assets of these plans was approximately $132.8 million.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The KDHE set certain contingency measures as part of the agency’s ozone maintenance plan for the Kansas City area.  Previously, it was anticipated that these measures would be revised to conform to the requirements of the EPA ozone standard discussed above.  KDHE recently indicated that the Kansas City area will be designated as attainment for the ozone standard in 2012, and will not be pursing any emissions reductions from the Company’s operations unless there are changes in the future regarding the status of the Kansas City area.

SPCC Rules.  In 2008 and 2009, the EPA adopted amendments to the SPCC rules with the stated intention of providing greater clarity, tailoring requirements and streamlining requirements.  On November 10, 2011, the amendments to the SPCC rules went into effect.  The Company modified its programs, assets and operations and is finalizing implementation in accordance with the provisions found in the rule.  Costs associated with these activities have not had a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Quarterly Operations (Unaudited)

The following table provides certain quarterly financial information for the periods presented.

	Quarters Ended
2011	March 31	June 30	September 30	December 31

	(In thousands)

Operating revenues	$202,294	$189,760	$192,699	$218,897
Operating income	91,016	87,705	82,024	101,680
Net earnings	45,612	40,219	35,425	47,399

	Quarters Ended
2010	March 31	June 30	September 30	December 31

	(In thousands)

Operating revenues	$186,675	$187,090	$186,563	$209,122
Operating income	80,509	80,811	76,642	101,159
Net earnings	33,592	33,753	31,512	48,798

Report of Independent Registered Public Accounting Firm

To Southern Union Company and Board of Managers of
Panhandle Eastern Pipe Line Company, LP

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners' capital and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Panhandle Eastern Pipe Line Company, LP and its subsidiaries (the "Company") at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011  in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 24, 2012