Form 10-Q
period 2012-03-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2012-05-09
CIK 76063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
_______________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2012

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
FORM 10-Q
March 31, 2012
Table of Contents

PART I.  FINANCIAL INFORMATION:                                                                                                                                                      Page(s)

     Glossary.                                                                                                                                                         1

     ITEM 1.  Financial Statements (Unaudited):
          Condensed consolidated balance sheets.                                                                                                                                                     2

          Condensed consolidated statements of operations.                           4

          Condensed consolidated statements of comprehensive income (loss).                                                                                                  5

          Condensed consolidated statements of cash flows.                           6

          Condensed consolidated statement of partners’ capital.                                                                                                                           7

          Notes to condensed consolidated financial statements.                                                                                                                            8

     ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.                                                21

     ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.                                                                                                     24

     ITEM 4.  Controls and Procedures.                                                                                                                                                            24

PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings.                                                                                                                                                            26

     ITEM 1A.  Risk Factors.                                                          26

     ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.                      26

     ITEM 3.  Defaults Upon Senior Securities.                                             27

     ITEM 4.  Mine Safety Disclosures.                                                                                                                                                         27

     ITEM 5.  Other Information.                                                                                                                                                             27

     ITEM 6.  Exhibits.                                                                                                                   27

     SIGNATURES.                                                                                                                                          28

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
COO                                           Chief Operating Officer
CrossCountry Citrus               CrossCountry Citrus, LLC
EITR                                           Effective Income Tax Rate
EPA                                            United States Environmental Protection Agency
ETE                                             Energy Transfer Equity, L.P.
ETP                                             Energy Transfer Partners, L.P.
Exchange Act                            Securities Exchange Act of 1934
FERC                                          Federal Energy Regulatory Commission
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
KDHE                                         Kansas Department of Health and Environment
LNG                                            Liquefied Natural Gas
LNG Holdings                           Trunkline LNG Holdings, LLC
OPEB plans                                Other postretirement employee benefit plans
Panhandle                                  PEPL and its subsidiaries
PCBs                                           Polychlorinated biphenyls
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
SPCC                                           Spill Prevention, Control and Countermeasure
TBtu                                            Trillion British thermal units
Trunkline                                    Trunkline Gas Company, LLC
Trunkline LNG                           Trunkline LNG Company, LLC

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands)

ASSETS

	Successor	Predecessor
	March 31, 2012	December 31, 2011

Current assets
Cash and cash equivalents	$52	$50
Accounts receivable, billed and unbilled,
net of allowances of nil and $993, respectively	74,135	75,775
Accounts receivable – related parties (Note 4)	34,974	6,319
Natural gas imbalances - receivable	48,244	52,939
Note receivable - related party (Note 4)	-	342,386
System natural gas and operating supplies	92,658	114,739
Other	20,665	20,886
Total current assets	270,728	613,094

Property, plant and equipment
Plant in service	4,237,913	4,045,688
Construction work in progress	60,058	41,828
	4,297,971	4,087,516
Less accumulated depreciation and amortization	2,847	733,228
Net property, plant and equipment	4,295,124	3,354,288

Goodwill (Note 3)	925,824	-
Note receivable - related party (Note 4)	775,730	688,330
Other	112,406	19,325

Total assets	$6,379,812	$4,675,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands)

PARTNERS' CAPITAL AND LIABILITIES

	Successor	Predecessor
	March 31, 2012	December 31, 2011

Partners' capital
Partners' capital	$3,225,172	$1,809,346
Accumulated other comprehensive loss (Note 6)	-	(16,176)
Tax sharing note receivable - related party	-	(1,156)
Total partners' capital	3,225,172	1,792,014

Long-term debt (Note 7)	1,779,568	1,624,229
Total capitalization	5,004,740	3,416,243

Current liabilities:
Current portion of long-term debt (Note 7)	-	342,386
Accounts payable	9,727	13,295
Accounts payable - related parties (Note 4)	168,908	52,055
Natural gas imbalances - payable	115,242	144,697
Accrued taxes	17,699	17,541
Accrued interest	23,049	14,280
Capital accruals	6,866	10,814
Other	52,384	55,146
Total current liabilities	393,875	650,214

Deferred income taxes, net	862,681	538,284
Other	118,516	70,296
Commitments and contingencies (Note 12)

Total partners' capital and liabilities	$6,379,812	$4,675,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

(In thousands)

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012	Three months ended March 31, 2011

Operating revenues
Transportation and storage of natural gas	$9,772	$140,140	$145,516
LNG terminalling	3,526	51,127	54,172
Other	178	2,654	2,606
Total operating revenues	13,476	193,921	202,294

Operating expenses
Operating, maintenance and general	(3,657)	52,681	56,301
Operating, maintenance and general - affiliate (Note 4)	39,252	13,837	13,398
Depreciation and amortization	2,697	30,225	32,274
Taxes, other than on income	637	8,801	9,305
Total operating expenses	38,929	105,544	111,278

Operating income (loss)	(25,453)	88,377	91,016

Other income (expenses)
Interest expense	(907)	(25,226)	(26,934)
Interest income - affiliates (Note 4)	8	2,204	2,169
Other, net	4	68	62
Total other expenses, net	(895)	(22,954)	(24,703)

Earnings (loss) before income taxes	(26,348)	65,423	66,313

Income taxes (Note 9)	(7,408)	24,941	20,701

Net earnings (loss)	$(18,940)	$40,482	$45,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(In thousands)

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012	Three months ended March 31, 2011

Net earnings (loss)	$(18,940)	$40,482	$45,612
Other comprehensive income, net of tax:
Reclassification of unrealized loss on interest rate
hedges into earnings	-	2,515	3,222
Change in fair value of interest rate hedges	-	-	(428)
Reclassification of prior service cost (credit) relating to other
postretirement benefits into earnings	-	398	(378)
	-	2,913	2,416
Comprehensive income (loss)	$(18,940)	$43,395	$48,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(UNAUDITED)

(In thousands)

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012	Three months ended March 31, 2011

Cash flows provided by (used in) operating activities:
Net earnings (loss)	$(18,940)	$40,482	$45,612
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,697	30,225	32,274
Deferred income taxes, net	820	18,958	30,140
Gain on curtailment of OPEB benefits	(10,527)	-	-
Changes in operating assets and liabilities, net of Merger impact	35,142	21,902	5,257
Net cash flows provided by operating activities	9,192	111,567	113,283

Cash flows provided by (used in) investing activities:
Net increase (decrease) in note receivable - related parties (Note 4)	250	254,736	(93,300)
Net increase (decrease) in income taxes payable - related parties (Note 4)	(8,228)	5,158	(9,947)
Additions to property, plant and equipment	(1,273)	(27,588)	(10,828)
Plant retirements and other	32	345	1,806
Net cash flows provided by (used in) investing activities	(9,219)	232,651	(112,269)

Cash flows provided by (used in) financing activities:
Issuance of long-term debt	-	455,000	-
Repayment of debt	-	(797,386)	-
Issuance costs of debt	-	(1,803)	-
Other	-	-	(1,012)
Net cash flows provided by (used in) financing activities	-	(344,189)	(1,012)

Change in cash and cash equivalents	(27)	29	2

Cash and cash equivalents at beginning of period	79	50	56
Cash and cash equivalents at end of period	$52	$79	$58

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(UNAUDITED)

(In thousands)

	Partners' Capital	Accumulated Other Comprehensive Loss	Tax Sharing Note Receivable-Related Party	Total
	(In thousands)
Predecessor
Balance December 31, 2011	$1,809,346	$(16,176)	$(1,156)	$1,792,014

Tax sharing receivable - Southern Union	-	-	288	288

Net earnings	40,482	-	-	40,482

Other comprehensive income, net of tax	-	2,913	-	2,913

Balance March 25, 2012	$1,849,828	$(13,263)	$(868)	$1,835,697

Successor
Balance March 26, 2012	$3,244,112	$-	$-	$3,244,112

Net loss	(18,940)	-	-	(18,940)

Balance March 31, 2012	$3,225,172	$-	$-	$3,225,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying unaudited interim condensed consolidated financial statements of PEPL, a Delaware limited partnership, and its subsidiaries have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  These statements do not include all of the information and annual note disclosures required by GAAP, and should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2011, which are included in the Company’s Form 10-K filed with the SEC.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Due to the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.

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

Southern Union Panhandle, LLC, an indirect wholly-owned subsidiary of Southern Union Company, serves as the general partner of PEPL and owns a one percent general partnership interest in PEPL.  PEPL Holdings, LLC, an indirect wholly-owned subsidiary of Southern Union Company, owns a ninety-nine percent limited partnership interest in PEPL.

See Note 3 – ETE Merger for information related to Southern Union’s merger with ETE on March 26, 2012.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  Summary of Significant Accounting Policies

There have been no changes in the Company’s accounting policies as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011, except as noted below.

Business Combination Accounting.  Southern Union’s March 26, 2012 merger transaction with ETE was accounted for by ETE using business combination accounting.  Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value.  By the application of “push-down” accounting, PEPL’s assets, liabilities and partners’ capital were accordingly adjusted to fair value on March 26, 2012.  Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.  Southern Union has used outside appraisers to assist in the initial determination of fair value.  The appraisal related to Southern Union’s merger with ETE is expected to be finalized in the third quarter of 2012.  See Note 3 – ETE Merger.

3.  ETE Merger

On March 26, 2012, Southern Union, ETE, and Sigma Acquisition Corporation, a wholly-owned subsidiary of ETE (Merger Sub), completed their previously announced merger transaction.  Pursuant to the Second Amended and Restated Agreement and Plan of Merger, dated as of July 19, 2011, as amended by Amendment No. 1 thereto dated as of September 14, 2011 (as amended, the Merger Agreement), among Southern Union, ETE and Merger Sub, Merger Sub was merged with and into Southern Union, with Southern Union continuing as the surviving corporation as an indirect, wholly-owned subsidiary of ETE (the Merger).  The Merger became effective on March 26, 2012 at 12:59 p.m., Eastern Time (the Effective Time).

In connection with, and immediately prior to the Effective Time of the Merger, CrossCountry Energy, LLC, an indirect wholly-owned subsidiary of Southern Union (CrossCountry Energy), ETP, Citrus ETP Acquisition, L.L.C. (ETP Merger Sub), Citrus ETP Finance LLC, ETE, PEPL Holdings, LLC, a newly created indirect wholly-owned subsidiary of Southern Union (PEPL Holdings), and Southern Union consummated the transactions contemplated by that certain Amended and Restated Agreement and Plan of Merger, dated as of July 19, 2011, as amended by Amendment No. 1 thereto dated as of September 14, 2011 and Amendment No. 2 thereto dated as of March 23, 2012 (as amended, the Citrus Merger Agreement) by and among ETP, ETP Merger Sub and Citrus ETP Finance LLC, on the one hand, and ETE, CrossCountry Energy, PEPL Holdings and Southern Union, on the other hand.

Immediately prior to the Effective Time, Southern Union, Crosscountry Energy and PEPL Holdings became parties to the Citrus Merger Agreement by joinder to, and Southern Union assumed the obligations and rights of ETE thereunder.  Southern Union made certain customary representations, warranties, covenants and indemnities in the Citrus Merger Agreement.  Pursuant to the Citrus Merger Agreement, ETP Merger Sub was merged with and into CrossCountry Energy (the Citrus Merger), with CrossCountry Energy continuing as the surviving entity in the Citrus Merger as a wholly-owned subsidiary of ETP and, as a result thereof, ETP, through its subsidiaries, indirectly owns 50 percent of the outstanding capital stock of Citrus Corp. (Citrus).  As consideration for the Citrus Merger, Southern Union received from ETP $2.0 billion, consisting of $1.895 billion in cash and $105 million of common units representing limited partner interests in ETP.

Immediately prior to the Effective Time, $1.45 billion of the total cash consideration received in respect of the Citrus Merger was contributed to Merger Sub in exchange for an equity interest in Merger Sub.  In connection with the Merger, at the Effective Time, such equity interest in Merger Sub held by CCE Holdings was cancelled and retired.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pursuant to the Citrus Merger Agreement, immediately prior to the Effective Time, (i) Southern Union contributed its ownership interests in Panhandle Eastern Pipe Line Company, LP and Southern Union Panhandle, LLC (collectively, the Panhandle Interests) to PEPL Holdings (the Panhandle Contribution); and (ii) following the Panhandle Contribution, Southern Union entered into a contingent residual support agreement (the Support Agreement) with ETP and Citrus ETP Finance LLC, pursuant to which Southern Union agreed to provide contingent, residual support to Citrus ETP Finance LLC (on a non-recourse basis to Southern Union) with respect to Citrus ETP Finance LLC’s obligations to ETP to support the payment of $2.0 billion in principal amount of senior notes issued by ETP on January 17, 2012.

Expenses Related to the Merger

Merger-related costs of $41.4 million include charges related to employment agreements with certain executives that provide for compensation when their employment was terminated and severance costs associated with administrative headcount reductions, as well as an allocation of such charges for Southern Union employees.

The Company also recognized a $10.5 million net gain due to the curtailment of certain other postretirement employee benefit plans.  See Note 8 – Benefits for more information on the curtailment.

Allocation of Consideration Transferred

The Merger was accounted for using business combination accounting under applicable accounting principles.  Business combination accounting requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date.  The table below represents the allocation of the total consideration to Southern Union’s tangible and intangible assets and liabilities as of March 26, 2012 based upon management’s estimate of their respective fair values.  The goodwill resulting from the Merger is primarily due to expected commercial and operational synergies and is not deductible for tax purposes.

(In thousands)
Cash and cash equivalents	$79
Other current assets	230,466
Property and equipment	4,296,154
Goodwill	925,824
Identified intangibles (1)	47,000
Other noncurrent assets	782,942
Long-term debt, including current portion	(1,780,068)
Deferred income taxes	(862,699)
Other liabilities	(395,586)
Total fair value of partners' capital	$3,244,112

___________________
(1) Identified intangibles will be amortized over a life of approximately 19 years and are included in Other non-current assets in the unaudited Condensed Consolidated Balance Sheet.

Southern Union used appraisers to assist in the initial determination of fair value.  The appraisal related to the Merger is expected to be finalized in the third quarter of 2012.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  Related Party Transactions

The following table provides a summary of related party transactions for the periods presented.

	Successor	Predecessor
Related Party Transactions	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012	Three months ended March 31, 2011
	(In thousands)	(In thousands)

Transportation and storage
of natural gas (1)	$65	$938	$1,008
Operation and maintenance:
Management and royalty fees	337	4,843	5,055
Other expenses (2)	38,915	8,994	8,343
Other income, net:
Interest income - Southern Union	8	612	387
Interest income - CrossCountry Citrus	-	1,592	1,782
Other	4	68	66

___________________________
(1)	Represents transportation and storage revenues with Missouri Gas Energy, a Southern Union division.
(2)
Primarily includes allocations of corporate charges for Merger-related employee expenses from Southern Union, partially offset for expenses attributable to services provided by Panhandle on behalf of other affiliate companies.

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

The interest rate under the note receivable with CrossCountry Citrus was based on the variable interest rate under the term loan facility due in 2012 plus a credit spread over LIBOR of 112.5 basis points.  The note receivable was repaid on March 26, 2012.

The counterparty to the notes receivable is the parent of the Company, Southern Union, whose debt is rated BBB- by Fitch Ratings, Baa3 by Moody's Investor Services, Inc. and BBB- by Standard & Poor's.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a summary of the related party balances included in the Condensed Consolidated Balance Sheets at the dates indicated.

	Successor	Predecessor
	March 31, 2012	December 31, 2011
	(In thousands)	(In thousands)
Notes receivable - related parties
Current:
CrossCountry Citrus	$-	$342,386

Noncurrent:
Southern Union	775,730	688,330

Accounts receivable - related parties (1)	$34,974	$6,319

Accounts payable - related parties:
Southern Union - income taxes (2)	$30,614	$33,148
Southern Union - other (3)	138,120	18,729
Other (4)	174	178
	$168,908	$52,055

______________________________
(1)	Primarily related to amounts due from Southern Union for value received, interest income associated with the Note receivable – CrossCountry Citrus, and services provided for Citrus.
(2)	Related to income taxes payable to Southern Union per the tax sharing agreement to provide for taxes to be remitted upon the filing of the tax return.
(3)
Primarily related to payroll funding including Merger-related expenses, provided by Southern Union.  The March 31, 2012 and December 31, 2011 amounts are net of insurance proceeds of nil and $2.2 million, respectively, owed by Southern Union to the Company.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  Comprehensive Income

The table below sets forth the tax amounts included in the respective components of Comprehensive income for the periods presented.

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012	Three months ended March 31, 2011
		(In thousands)
Tax benefit included in comprehensive income
Reclassification of unrealized loss on interest rate hedges
into earnings	$-	$1,700	$2,164
Change in fair value of interest rate hedges	-	-	(287)
Reclassification of prior service credit relating to other
postretirement benefits into earnings	-	14	(144)
Tax benefit included in comprehensive income	$-	$1,714	$1,733

The table presents the components in Accumulated comprehensive income as of the dates indicated.

	Successor	Predecessor
	March 31,	December 31,
	2012	2011
	(In thousands)	(In thousands)

Other postretirement plan - net actuarial loss and prior
service costs, net	$-	$(12,781)
Interest rate hedges, net	-	(3,395)
Total Accumulated other comprehensive loss, net of tax	$-	$(16,176)

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.  Debt Obligations

The following table sets forth the debt obligations of the Company at the dates indicated.

	Successor	Predecessor
	March 31, 2012	December 31, 2011
	(In thousands)	(In thousands)

6.05% Senior Notes due 2013	$250,000	$250,000
6.20% Senior Notes due 2017	300,000	300,000
8.125% Senior Notes due 2019	150,000	150,000
7.00% Senior Notes due 2029	66,305	66,305
7.00% Senior Notes due 2018	400,000	400,000
Term Loans due 2012	-	797,386
Term Loan due 2015	455,000	-
Net premiums on long-term debt	-	2,924
Unamortized fair value adjustments	158,263	-
Total debt outstanding	1,779,568	1,966,615
Current portion of long-term debt	-	(342,386)
Total long-term debt	$1,779,568	$1,624,229

Total fair value of consolidated debt obligations	$1,758,437	$2,128,319

The fair value of the Company’s term loans as of March 31, 2012 and December 31, 2011 was determined using the market approach, which utilized Level 2 inputs consisting of reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of that type and size.

The fair value of the Company’s other long-term debt as of March 31, 2012 and December 31, 2011 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.

Term Loans.  On March 26, 2012, the Company retired the $465 million term loan due June 2012 ($342.4 million of which was outstanding) of its wholly-owned LNG Holdings subsidiary, utilizing a portion of the $445 million in merger consideration received in connection with the Citrus Merger.

In February 2012, the Company refinanced LNG Holdings’ $455 million term loan due March 2012 with an unsecured three-year term loan facility due February 2015, with LNG Holdings as borrower and PEPL and Trunkline LNG as guarantors and a floating interest rate tied to LIBOR plus a margin based on the rating of PEPL’s senior unsecured debt.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  Benefits

The following table sets forth the components of net periodic benefit cost of the Company’s postretirement benefit plan for the periods presented.

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012	Three months ended March 31, 2011
	(In thousands)	(In thousands)

Service cost	$-	$624	$637
Interest cost	18	836	950
Expected return on plan assets	(92)	(918)	(950)
Prior service credit amortization	-	(472)	(522)
Actuarial loss amortization	-	298	-
Curtailment recognition (1)	(10,527)	-	-
Net periodic benefit cost	$(10,601)	$368	$115

_________________
(1)
Subsequent to the Merger, the Company amended certain of its other postretirement employee benefit plans, which prospectively restrict participation in the plans for the impacted active employees.  The plan amendments resulted in the plans becoming currently over-funded and, accordingly, the Company recorded a gross pre-tax curtailment gain of $69.8 million, $59.3 million of which is refundable to customers, thus the net curtailment gain recognition was $10.5 million.

9.  Income Taxes

The following table summarizes the Company’s income taxes for the periods presented.

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012	Three months ended March 31, 2011
	(In thousands)	(In thousands)

Income tax expense (benefit)	$(7,408)	$24,941	$20,701
Effective tax rate	28%	38%	31%

The EITR for the successor period is lower than the combined federal and state income tax statutory rates primarily due to non deductible excess parachute payments resulting from Merger-related employee severance expenses.

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

Interest Rate Swaps.  The Company had outstanding pay-fixed interest rate swaps with a total notional amount of $455 million to hedge the LNG Holdings $455 million term loan, which was refinanced in February 2012.  These interest rate swaps were accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive income and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impacted earnings.  These swaps terminated in the first quarter of 2012.

For the predecessor period in 2012 that hedge accounting treatment was applied, there was no swap ineffectiveness.

Treasury Rate Locks.  As of March 31, 2012, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods were associated with interest payments on outstanding long-term debt.  During the predecessor periods, these treasury rate locks were accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.

The Company had no asset derivative instruments at March 31, 2012 and December 31, 2011.  The following table summarizes the fair value amounts of the Company’s liability derivative instruments and their location reported in the unaudited interim Condensed Consolidated Balance Sheet at the dates indicated.

Fair Value (1)
		Successor	Predecessor
	Balance Sheet Location	March 31, 2012	December 31, 2011
		(In thousands)	(In thousands)
Cash Flow Hedges:
Interest rate contracts	Other current liabilities	$-	$4,148

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the location and amount of derivative instrument gains and losses reported in the Company’s unaudited interim condensed consolidated financial statements for the periods presented.

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012	Three months ended March 31, 2011
	(In thousands)	(In thousands)
Cash Flow Hedges: (1)
Change in fair value - increase in Accumulated other comprehensive
loss, excluding tax expense effect of $0, $0 and $287, respectively	$-	$-	$715
Reclassification of unrealized loss (gain) from Accumulated other comprehensive loss - increase (decrease) of Interest expense,
excluding tax expense effect of $0, $1,700 and $2,164, respectively	-	4,215	5,386

____________
(1)	See Note 6 – Comprehensive Income for additional related information.

11.  Fair Value Measurement

The Company did not have any assets or liabilities that are measured at fair value on a recurring basis at March 31, 2012. The Company did not have any Level 3 instruments measured at fair value using significant unobservable inputs at March 31, 2012 or December 31, 2011 and there were no transfers between levels.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Liabilities for Litigation and Other Claims

The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of March 31, 2012 and December 31, 2011, the Company recorded litigation and other claim-related accrued liabilities of $1 million and $1.3 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Environmental Remediation Liabilities

The table below reflects the amount of accrued liabilities recorded in the Condensed Consolidated Balance Sheets at the dates indicated to cover environmental remediation actions where management believes a loss is probable and reasonably estimable.  The Company does not have any material environmental remediation matters assessed as reasonably possible.

	Successor	Predecessor
	March 31,	December 31,
	2012	2011
	(In thousands)	(In thousands)

Current	$2,271	$2,848
Noncurrent	4,409	4,287
Total environmental liabilities	$6,680	$7,135

Other Commitments and Contingencies

Controlled Group Pension Liabilities.  Southern Union Company (including certain of its divisions) sponsors a number of defined benefit pension plans for employees.  Under applicable pension and tax laws, upon being acquired by Southern Union, the Company became a member of Southern Union Company’s “controlled group” with respect to those plans and, along with Southern Union Company and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated.  In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union Company’s controlled group, including the Company and each of its subsidiaries.  Based on the latest actuarial information available as of March 26, 2012, the aggregate amount of the projected benefit obligations of these pension plans was approximately $227.5 million and the estimated fair value of all of the assets of these plans was approximately $144.0 million.

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

Future Regulatory Compliance Commitments

Air Quality Control.   On April 17, 2012 the EPA issued the Oil and Natural Gas Sector New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants.  The standards revise the new source performance standards for volatile organic compounds from leaking components at onshore natural gas processing plants and new source performance standards for sulfur dioxide emissions from natural gas processing plants.  The EPA also established standards for certain oil and gas operations not covered by the existing standards.  In addition to the operations covered by the existing standards, the newly established standards regulate volatile organic compound emissions from gas wells, centrifugal compressors, reciprocating compressors, pneumatic controllers and storage vessels.  The Company is reviewing the new standards to determine the impact on its operations.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Results of Operations

The Merger, which was completed on March 26, 2012, was accounted for by ETE using business combination accounting.  The Company allocated the purchase price paid by ETE to its assets, liabilities and partners’ capital as of the acquisition date based on preliminary estimates.  Accordingly, the successor financial statements reflect a new basis of accounting and predecessor and successor period financial results (separated by a heavy black line) are presented, but are not comparable.  The results of operations reported below are presented on a combined predecessor and successor basis since results for the matching prior year stub periods are not available.  Assets acquired and liabilities assumed are recorded at their estimated fair value and are subject to further assessment and adjustment pending the results of independent third party appraisals of the assets acquired and liabilities assumed.

The most significant impacts of the new basis of accounting going forward are expected to be, based on preliminary estimates, higher depreciation expense due to the step-up of depreciable assets and assignment of purchase price to certain amortizable intangible assets, and lower interest expense (though not cash payments) for the remaining life of the related long-term debt due to its revaluation and related debt premium amortization.  However, these continuing impacts from the Merger only had minor impacts on the results of operations for the three months ended March 31, 2012 (on a combined predecessor and successor basis), because the combined three-month period only reflects six days of activity for the successor period.  In future quarters, results of operations will reflect a full three months of incremental depreciation expense from the step-up basis of approximately $9 million related to property, plant and equipment, which will be depreciated over an estimated weighted average life of 25-30 years, subject to further company assessment and input from third party appraisers.

Results for the combined three-month period reflect certain merger-related expenses, which are not expected to have a continuing impact on the results going forward, and those amounts are discussed in the segment results below.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table illustrates the results of operations of the Company for the periods presented.

	Three Months Ended March 31,
	2012	2011
	Combined
	(In thousands, except volumes)
Operating revenues
Transportation and storage of natural gas	$149,912	$145,516
LNG terminalling	54,653	54,172
Other	2,832	2,606
Total operating revenues (1)	207,397	202,294

Operating expenses
Operating, maintenance and general	102,113	69,699
Depreciation and amortization	32,922	32,274
Taxes, other than on income	9,438	9,305
Total operating expenses	144,473	111,278

Operating income	62,924	91,016

Other income (expenses):
Interest expense	(26,133)	(26,934)
Other, net	2,284	2,231
Total other expenses, net	(23,849)	(24,703)

Earnings before income taxes	39,075	66,313

Income taxes	17,533	20,701

Net earnings	$21,542	$45,612

Panhandle natural gas volumes transported (TBtu): (2)
PEPL	161	171
Trunkline	189	195
Sea Robin	22	34

_____________
(1)	Reservation revenues comprised 88 percent and 90 percent of total operating revenues in the 2012 and 2011 periods, respectively.
(2)	Includes transportation deliveries made throughout the Company’s pipeline network.

Three months ended March 31, 2012 versus the Three months ended March 31, 2011.

Operating Revenue.  For the three-month period ended March 31, 2012, operating revenue increased $5.1 million versus the same time period in 2011 primarily due to higher parking revenues attributable to higher volumes and rates and one extra day of reservation charges due to the 2012 leap year.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Operating Expenses.  Operating expenses for the three-month period ended March 31, 2012 increased $33.2 million versus the same period in 2011 primarily as the result of higher operating, maintenance and general expenses of $32.4 million in 2012 versus 2011 primarily attributable to the impact in 2012 of Merger-related employee severance expenses of $41.4 million, partially offset by a net $10.5 million other postretirement employee benefit plan curtailment gain.

Other Expense, Net.  Other expense, net for the three-month period ended March 31, 2012 decreased $0.9 million versus the same period in 2011 primarily as a result of lower interest expense of $0.8 million principally attributable to debt revaluation and the related change in the debt premium amortization associated with the merger and the refinancing in February 2012 of the LNG Holdings’ $455 million term loan due March 2012 with an unsecured three-year term loan facility due February 2015.

Income Taxes.  Income taxes during the 2012 period, versus the same period in 2011, decreased $3.2 million primarily due to the impact of merger related expenses, partially offset by $5.3 million of lower state income tax expense (net of the federal tax expense) recorded in the 2011 period mainly due to state investment tax credits.

For information regarding expenses related to the merger, see Part I, Item 1. Financial Statements (Unaudited), Note 3 – ETE Merger, in this Quarterly Report on Form 10-Q.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s COO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Panhandle’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Controls

Subsequent to the merger with ETE in March 2012, the Company’s internal controls over financial reporting have been impacted by changes made to conform to the existing controls of ETE.  For the three months ended March 31, 2012, certain disclosure controls and corporate governance procedures were changed to conform to certain of ETE’s related controls and procedures.  Additional changes are expected to occur in future periods.  None of these changes are in response to any identified deficiency or weakness in the Company’s internal control over financial reporting.

There were no other changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to affect, its internal controls over financial reporting.

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of the Company’s forward-looking statements.  Other factors could also have material adverse effects on the Company’s future results.  These and other risks are described in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and its other reports filed with the SEC.  In light of these risks, uncertainties and assumptions, the events described in forward-looking statements might not occur or might occur to a different extent or at a different time than the Company has described.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q and in the Item 8.  Financial Statements and Supplementary Data, Note 15 – Commitments and Contingencies, information included in the Company’s Form 10-K for the year ended December 31, 2011.

The Company is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites.  As a result, the Company is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters.  For information regarding these matters, see Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q and in the Item 8.  Financial Statements and Supplementary Data, Note 15 – Commitments and Contingencies, information included in the Company’s Form 10-K for the year ended December 31, 2011.

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on February 24, 2011.

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

ITEM 4.  Mine Safety Disclosures.

N/A

ITEM 5.  Other Information.

All information required to be reported on Form 8-K for the quarter ended March 31, 2012 was appropriately reported.

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

Credit Agreement between Trunkline LNG Holdings, LLC, as borrower, Panhandle Eastern Pipe Line Company, LP and Trunkline LNG Company, LLC, as guarantors, the financial institutions listed therein and Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, dated as of February 23, 2012 (Filed as Exhibit 10(a) to the Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.)

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: May 9, 2012	By: /s/ MARTIN SALINAS, JR. Martin Salinas, Jr. (Chief Financial Officer duly authorized to sign on behalf of the registrant)