Form 10-Q
period 2012-06-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2012-08-08
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-2921
____________________________

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Exact name of registrant as specified in its charter)

Delaware	44-0382470
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5051 Westheimer Road Houston, Texas 77056-5622 (Address of principle executive offices) (Zip Code)
(713) 989-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐  No ☒

Panhandle Eastern Pipe Line Company, LP meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.  Item 2 of Part I has been reduced and Item 3 of Part I and Items 2 and 3 of Part II have been omitted in accordance with Instruction H.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
FORM 10-Q
June 30, 2012

PART I — FINANCIAL INFORMATION
Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Panhandle Eastern Pipe Line Company LP, and its subsidiaries (“Panhandle” or the “Company”) in periodic press releases and some oral statements of Panhandle officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, estimated or expressed, forecasted, projected or expected in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I — Item 1A. Risk Factors” in the Company's Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 24, 2012.

GLOSSARY
The abbreviations, acronyms and industry terminology used in these financial statements on Form 10-Q are defined as follows:

/d	per day
Bcf	billion cubic feet
Company	PEPL and its subsidiaries
CrossCountry Citrus	CrossCountry Citrus, LLC
EITR	Effective Income Tax Rate
EPA	United States Environmental Protection Agency
ETE	Energy Transfer Equity, L.P.
ETP	Energy Transfer Partners, L.P.
Exchange Act	Securities Exchange Act of 1934
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
HAPs	Hazardous air pollutants
Holdco	ETP Holdco Corporation
KDHE	Kansas Department of Health and Environment
LNG	Liquefied Natural Gas
LNG Holdings	Trunkline LNG Holdings, LLC
OPEB plans	Other postretirement employee benefit plans
Panhandle	PEPL and its subsidiaries
PCBs	Polychlorinated biphenyls
PEPL	Panhandle Eastern Pipe Line Company, LP
PEPL Holdings	PEPL Holdings, LLC
PPB	parts per billion
PRPs	Potentially responsible parties
Sea Robin	Sea Robin Pipeline Company, LLC
SEC	United States Securities and Exchange Commission
Southern Union	Southern Union Company and its subsidiaries
Southwest Gas Storage	Pan Gas Storage, LLC (d.b.a. Southwest Gas)
TBtu	Trillion British thermal units
Trunkline	Trunkline Gas Company, LLC
Trunkline LNG	Trunkline LNG Company, LLC

ITEM 1. FINANCIAL STATEMENTS

Southern Union’s March 26, 2012 merger transaction with ETE was accounted for by ETE using business combination accounting.  Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value.  By the application of “push-down” accounting, PEPL’s assets, liabilities and partners’ capital were accordingly adjusted to fair value on March 26, 2012.  Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.  The appraisal related to Southern Union’s merger with ETE is expected to be substantially complete in the third quarter of 2012.  See Note 3 – ETE Merger.
Due to the application of “push-down” accounting, the Company’s financial statements and certain footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting.  Periods prior to March 26, 2012 are identified herein as “Predecessor,” while periods subsequent to the ETE Merger are identified as “Successor.”

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands)

ASSETS
	Successor	Predecessor
	June 30, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$54	$50
Accounts receivable net of allowances of nil and $993, respectively	63,139	75,775
Accounts receivable - related parties	4,604	6,319
Natural gas imbalances - receivable	40,414	52,939
Note receivable - related party	—	342,386
System natural gas and operating supplies	109,667	114,739
Other	18,321	20,886
Total current assets	236,199	613,094
Property, plant and equipment
Plant in service	4,072,932	4,045,688
Construction work in progress	57,201	41,828
	4,130,133	4,087,516
Less: Accumulated depreciation and amortization	38,093	733,228
Net property, plant and equipment	4,092,040	3,354,288
Goodwill	938,438	—
Note receivable - related party	710,480	688,330
Other	121,329	19,325
Total assets	$6,098,486	$4,675,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands)

LIABILITIES AND PARTNERS' CAPITAL
	Successor	Predecessor
	June 30, 2012	December 31, 2011
Current liabilities
Current portion of long-term debt	$—	$342,386
Accounts payable	12,150	13,295
Accounts payable - related parties	47,859	52,055
Natural gas imbalances - payable	119,482	144,697
Accrued taxes	18,771	17,541
Accrued interest	13,223	14,280
Capital accruals	9,144	10,814
Other	51,137	55,146
Total current liabilities	271,766	650,214
Long-term debt	1,771,993	1,624,229
Deferred income taxes, net	799,248	538,284
Other	122,936	70,296
Commitments and contingencies (Note 12)
Partners' capital:
Partners' capital	3,133,122	1,809,346
Accumulated other comprehensive loss	—	(16,176)
Tax sharing note receivable - related party	(579)	(1,156)
Total partners' capital	3,132,543	1,792,014
Total partners' capital and liabilities	$6,098,486	$4,675,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(In thousands)

	Successor	Predecessor
	Three months ended June 30, 2012	Three months ended June 30, 2011
Operating revenues:
Transportation and storage of natural gas	$128,168	$132,240
LNG terminalling	53,881	55,110
Other	3,167	2,410
Total operating revenues	185,216	189,760
Operating expenses:
Operating, maintenance and general	58,958	48,289
Operating, maintenance and general - affiliate	10,602	13,369
Depreciation and amortization	41,085	31,963
Taxes, other than on income	9,153	8,434
Total operating expenses	119,798	102,055
Operating income	65,418	87,705
Other income (expenses):
Interest expense	(13,761)	(26,980)
Interest income - affiliates	565	2,144
Other, net	109	86
Total other expenses, net	(13,087)	(24,750)
Earnings before income taxes	52,331	62,955
Income tax expense	22,622	22,736
Net earnings	$29,709	$40,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(In thousands)

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012	Six months ended June 30, 2011
Operating revenues:
Transportation and storage of natural gas	$137,940	$140,140	$277,756
LNG terminalling	57,407	51,127	109,282
Other	3,345	2,654	5,016
Total operating revenues	198,692	193,921	392,054
Operating expenses:
Operating, maintenance and general	55,301	52,681	104,590
Operating, maintenance and general - affiliate	49,854	13,837	26,767
Depreciation and amortization	43,782	30,225	64,237
Taxes, other than on income	9,790	8,801	17,739
Total operating expenses	158,727	105,544	213,333
Operating income	39,965	88,377	178,721
Other income (expenses):
Interest expense	(14,668)	(25,226)	(53,914)
Interest income - affiliates	573	2,204	4,313
Other, net	113	68	148
Total other expenses, net	(13,982)	(22,954)	(49,453)
Earnings before income taxes	25,983	65,423	129,268
Income tax expense	15,214	24,941	43,437
Net earnings	$10,769	$40,482	$85,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

(In thousands)

	Successor	Predecessor
	Three months ended June 30, 2012	Three months ended June 30, 2011
Net earnings	$29,709	$40,219
Other comprehensive income (loss), net of tax:
Reclassification of unrealized loss on interest rate hedges into earnings	—	3,260
Change in fair value of interest rate hedges	—	(361)
Reclassification of prior service credit relating to other postretirement benefits into earnings	—	(378)
	—	2,521
Comprehensive income	$29,709	$42,740

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012	Six months ended June 30, 2011
Net earnings	$10,769	$40,482	$85,831
Other comprehensive income (loss), net of tax:
Reclassification of unrealized loss on interest rate hedges into earnings	—	2,515	6,482
Change in fair value of interest rate hedges	—	—	(789)
Reclassification of prior service cost (credit) relating to other postretirement benefits into earnings	—	398	(756)
	—	2,913	4,937
Comprehensive income	$10,769	$43,395	$90,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(UNAUDITED)

(In thousands)

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012	Six months ended June 30, 2011
Cash flows from operating activities:
Net earnings	$10,769	$40,482	$85,831
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43,782	30,225	64,237
Deferred income taxes, net	21,128	18,958	47,689
Amortization of costs charged to interest	(8,275)	384	733
Net gain on curtailment of OPEB benefits	(10,527)	—	—
Changes in operating assets and liabilities, net of Merger impact	(85,263)	21,518	9,099
Net cash flows provided by (used in) operating activities	(28,386)	111,567	207,589
Cash flows from investing activities:
Net (increase) decrease in note receivable - related parties	65,500	254,736	(155,250)
Net increase (decrease) in income taxes payable - related parties	(5,667)	5,158	(3,678)
Additions to property, plant and equipment	(29,416)	(27,588)	(50,317)
Plant retirements and other	(2,056)	345	687
Net cash flows provided by (used in) investing activities	28,361	232,651	(208,558)
Cash flows from financing activities:
Issuance of long-term debt	—	455,000	—
Repayment of debt	—	(797,386)	—
Issuance costs of debt	—	(1,803)	—
Other	—	—	961
Net cash flows provided by (used in) financing activities	—	(344,189)	961
Change in cash and cash equivalents	(25)	29	(8)
Cash and cash equivalents at beginning of period	79	50	56
Cash and cash equivalents at end of period	$54	$79	$48

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(UNAUDITED)

(In thousands)

	Partners' Capital	Accumulated Other Comprehensive Loss	Tax Sharing Note Receivable-Related Party	Total
Predecessor
Balance at December 31, 2011	$1,809,346	$(16,176)	$(1,156)	$1,792,014
Tax sharing receivable - Southern Union	—	—	288	288
Net earnings	40,482	—	—	40,482
Other comprehensive income, net of tax	—	2,913	—	2,913
Balance at March 25, 2012	$1,849,828	$(13,263)	$(868)	$1,835,697

Successor
Balance at March 26, 2012	$3,122,353	$—	$(868)	$3,121,485
Tax sharing receivable - Southern Union	—	—	289	289
Net earnings	10,769	—	—	10,769
Balance at June 30, 2012	$3,133,122	$—	$(579)	$3,132,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Tabular dollar amounts are in thousands)
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
1.  DESCRIPTION OF THE BUSINESS:
Panhandle is primarily engaged in the interstate transportation and storage of natural gas and also provides LNG terminalling and regasification services.  The Company is subject to the rules and regulations of the FERC.  The Company’s entities include the following:

•	PEPL, an indirect wholly-owned subsidiary of Southern Union Company, which is an indirect wholly-owned subsidiary of ETE;

•	Trunkline, a direct wholly-owned subsidiary of PEPL;

•	Sea Robin, an indirect wholly-owned subsidiary of PEPL;

•	LNG Holdings, an indirect wholly-owned subsidiary of PEPL;

•	Trunkline LNG, a direct wholly-owned subsidiary of LNG Holdings; and

•	Southwest Gas Storage, a direct wholly-owned subsidiary of PEPL.
The Company’s assets consist of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region, as well as, owned underground storage capacity.  The Company also owns and operates an LNG import terminal located on Louisiana’s Gulf Coast, as well as, above ground LNG storage capacity.
Southern Union Panhandle, LLC, an indirect wholly-owned subsidiary of Southern Union Company, serves as the general partner of PEPL and owns a 1% general partnership interest in PEPL.  PEPL Holdings, LLC, an indirect wholly-owned subsidiary of Southern Union Company, owns a 99% limited partnership interest in PEPL.
See Note 3 – ETE Merger for information related to Southern Union’s merger with ETE on March 26, 2012.
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
There have been no changes in the Company’s accounting policies as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011, except as noted below.
Business Combination Accounting
Southern Union’s March 26, 2012 merger transaction with ETE was accounted for by ETE using business combination accounting.  Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value.  By the application of “push-down” accounting, PEPL’s assets, liabilities and partners' capital were accordingly adjusted to fair value on March 26, 2012.  Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.  See Note 3 to our condensed consolidated financial statements for a discussion of the estimated fair values of assets and liabilities recorded in connection with the ETE Merger.
Due to the application of “push-down” accounting, the Company’s financial statements and certain footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting.  Periods prior to March 26, 2012 are identified herein as “Predecessor,” while periods subsequent to the ETE Merger are identified as “Successor.”

3.  ETE MERGER AND PENDING HOLDCO TRANSACTION:
Description of Merger
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
Immediately prior to the Effective Time, Southern Union, CrossCountry Energy and PEPL Holdings became parties to the Citrus Merger Agreement by joinder to, and Southern Union assumed the obligations and rights of ETE thereunder.  Southern Union made certain customary representations, warranties, covenants and indemnities in the Citrus Merger Agreement.  Pursuant to the Citrus Merger Agreement, ETP Merger Sub was merged with and into CrossCountry Energy (the Citrus Merger), with CrossCountry Energy continuing as the surviving entity in the Citrus Merger as a wholly-owned subsidiary of ETP and, as a result thereof, ETP, through its subsidiaries, indirectly owns 50% of the outstanding capital stock of Citrus Corp. (Citrus).  As consideration for the Citrus Merger, Southern Union received from ETP $2.0 billion, consisting of $1.895 billion in cash and $105 million of common units representing limited partner interests in ETP.
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
Expenses Related to the Merger
Merger-related expenses of $42.6 million include charges related to employment agreements with certain executives that provide for compensation when their employment was terminated and severance costs associated with administrative headcount reductions, as well as an allocation of such charges for Southern Union employees.
The Company also recognized a $10.5 million net gain due to the curtailment of certain other postretirement employee benefit plans.  See Note 8 – Benefits for more information on the curtailment.

Allocation of Consideration Transferred
The Merger was accounted for using business combination accounting under applicable accounting principles.  Business combination accounting requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date.  The table below represents the amounts allocated to Panhandle’s tangible and intangible assets and liabilities as of March 26, 2012 based upon management’s estimate of their respective fair values. Certain amounts included in the preliminary purchase price allocation as of June 30, 2012 have been changed from amounts reflected as of March 31, 2012 based on management's review of valuation. Management is continuing to review the valuation and expects to be substantially complete with the purchase price allocation in the third quarter of 2012. The goodwill resulting from the Merger is primarily due to expected commercial and operational synergies and is not deductible for tax purposes.

Cash and cash equivalents	$79
Other current assets	230,466
Property and equipment	4,097,840
Goodwill	938,438
Identified intangibles (1)	55,000
Other noncurrent assets	782,942
Long-term debt, including current portion	(1,780,268)
Deferred income taxes	(777,861)
Other liabilities	(425,151)
Total fair value of partners' capital	$3,121,485

(1)	Identified intangibles will be amortized over a life of approximately 17.5 years and are included in Other non-current assets in the unaudited Condensed Consolidated Balance Sheet.

Pending Holdco Transaction
On June 15, 2012, ETE and ETP entered into a transaction agreement pursuant to which, immediately following the closing of ETP's acquisition of Sunoco, (i) ETE will contribute its interest in Southern Union into an ETP-controlled entity in exchange for a 60% equity interest in the new entity, ("Holdco") and (ii) ETP will contribute its interest in Sunoco to Holdco and will retain a 40% equity interest in Holdco. Pursuant to a stockholders agreement between ETE and ETP, ETP will control Holdco. Consequently, ETP expects to consolidate Holdco (including Sunoco and Southern Union) in its consolidated financial statements subsequent to consummation of the Holdco Transaction.
4.  RELATED PARTY TRANSACTIONS:
The following tables provide a summary of related party transactions for the periods presented:

	Successor	Predecessor
Related Party Transactions	Three months ended June 30, 2012	Three months ended June 30, 2011
Transportation and storage of natural gas (1)	$2,102	$663
Operation and maintenance:
Management and royalty fees	4,632	4,743
Other expenses (2)	5,970	8,626
Other income, net:
Interest income - Southern Union	565	384
Interest income - CrossCountry Citrus	—	1,760
Other	68	64

	Successor	Predecessor
Related Party Transactions	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012	Six months ended June 30, 2011
Transportation and storage of natural gas (1)	$2,167	$938	$1,671
Operation and maintenance:
Management and royalty fees	4,969	4,843	9,798
Other expenses (2)	44,885	8,994	16,969
Other income, net:
Interest income - Southern Union	573	612	771
Interest income - CrossCountry Citrus	—	1,592	3,542
Other	72	68	130

(1)	Represents transportation and storage revenues with Missouri Gas Energy, a Southern Union division and ETC, a subsidiary of ETP (in the post-acquisition period).

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
The following table provides a summary of the related party balances included in the Condensed Consolidated Balance Sheets at the dates indicated:

	Successor	Predecessor
	June 30, 2012	December 31, 2011
Notes receivable — related parties:
Current — CrossCountry Citrus	$—	$342,386
Noncurrent — Southern Union	710,480	688,330
Accounts receivable — related parties (1)	4,604	6,319
Accounts payable — related parties:
Southern Union — income taxes (2)	32,639	33,148
Southern Union — other (3)	15,054	18,729
Other (4)	166	178
	$47,859	$52,055

(1)	Primarily related to services provided for Citrus, MGE and other affiliates. The December 31, 2011 balance also includes interest income associated with the Note receivable – CrossCountry Citrus.

(2)	Related to income taxes payable to Southern Union per the tax sharing agreement to provide for taxes to be remitted upon the filing of the tax return.

(3)
Primarily related to payroll funding including Merger-related expenses, provided by Southern Union.  The June 30, 2012 and December 31, 2011 amounts are net of insurance proceeds of nil and $2.2 million, respectively, owed by Southern Union to the Company.

(4)	Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of the Company.

5.  REGULATION AND RATES:
In October 2011, Trunkline and Sea Robin jointly filed with FERC to transfer all of Trunkline's offshore facilities, and certain related onshore facilities, by abandonment and sale to Sea Robin to consolidate and streamline the ownership and operation of all regulated offshore assets under one entity and better position the offshore assets competitively.  Several parties filed interventions and protests of this filing.  On June 21, 2012, FERC issued an order granting Trunkline permission and approval to proceed with abandonment, subject to compliance with certain regulatory requirements.  On July 31, 2012 Sea Robin and Trunkline made the necessary compliance filings with FERC.  It is expected that the transfer of the offshore facilities to Sea Robin will be completed in the third quarter of this year.
On July 26, 2012, Trunkline filed to abandon by sale to an affiliate underutilized loop piping facilities.  This transfer is subject to FERC approval, and the Company expects several parties to intervene and participate in this filing.
In November 2011, FERC commenced an audit of PEPL to evaluate its compliance with the Uniform System of Accounts as prescribed by FERC, annual and quarterly financial reporting to FERC, reservation charge crediting policy and record retention.  The audit is related to the period from January 1, 2010 through December 31, 2011 and is estimated to take approximately one year to complete.
6.  COMPREHENSIVE INCOME:
The tables below set forth the tax amounts included in the respective components of Other comprehensive income for the periods presented:

	Successor	Predecessor
	Three months ended June 30, 2012	Three months ended June 30, 2011
Income taxes included in other comprehensive income:
Reclassification of unrealized loss on interest rate hedges into earnings	$—	$2,190
Change in fair value of interest rate hedges	—	(244)
Reclassification of prior service credit relating to other postretirement benefits into earnings	—	(143)
	$—	$1,803

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012	Six months ended June 30, 2011
Income taxes included in other comprehensive income:
Reclassification of unrealized loss on interest rate hedges into earnings	$—	$1,700	$4,354
Change in fair value of interest rate hedges	—	—	(531)
Reclassification of prior service credit relating to other postretirement benefits into earnings	—	14	(287)
	$—	$1,714	$3,536
The table below presents the components in Accumulated other comprehensive income (loss) as of the dates indicated:

	Successor	Predecessor
	June 30, 2012	December 31, 2011
Other postretirement plan - net actuarial loss and prior service costs, net	$—	$(12,781)
Interest rate hedges, net	—	(3,395)
Total Accumulated other comprehensive loss, net of tax	$—	$(16,176)

7.  DEBT OBLIGATIONS:
The following table sets forth the debt obligations of the Company at the dates indicated:

	Successor	Predecessor
	June 30, 2012	December 31, 2011
6.05% Senior Notes due 2013	$250,000	$250,000
6.20% Senior Notes due 2017	300,000	300,000
8.125% Senior Notes due 2019	150,000	150,000
7.00% Senior Notes due 2029	66,305	66,305
7.00% Senior Notes due 2018	400,000	400,000
Term Loans due 2012	—	797,386
Term Loan due 2015	455,000	—
Net premiums on long-term debt	—	2,924
Unamortized fair value adjustments	150,688	—
Total debt outstanding	1,771,993	1,966,615
Current portion of long-term debt	—	(342,386)
Total long-term debt	$1,771,993	$1,624,229
Total fair value of consolidated debt obligations	$1,795,273	$2,131,243
The fair value of the Company’s term loans as of June 30, 2012 and December 31, 2011 was determined using the market approach, which utilized Level 2 inputs consisting of reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of that type and size.
The fair value of the Company’s other long-term debt as of June 30, 2012 and December 31, 2011 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.
Term Loans.  On March 26, 2012, the Company retired the $465 million term loan due June 2012 ($342.4 million of which was outstanding) of its wholly-owned LNG Holdings subsidiary, utilizing a portion of the $455 million in merger consideration received in connection with the Citrus Merger.
In February 2012, the Company refinanced LNG Holdings’ $455 million term loan due March 2012 with an unsecured three-year term loan facility due February 2015, with LNG Holdings as borrower and PEPL and Trunkline LNG as guarantors and a floating interest rate tied to LIBOR plus a margin based on the rating of PEPL’s senior unsecured debt.
8.  BENEFITS:
Components of Net Periodic Benefit Cost
The following tables set forth the components of net periodic benefit cost of the Company’s postretirement benefit plan for the periods presented:

	Successor	Predecessor
	Three months ended June 30, 2012	Three months ended June 30, 2011
Service cost	$—	$638
Interest cost	215	950
Expected return on plan assets	(1,107)	(950)
Prior service credit amortization	—	(522)
Net periodic benefit cost	$(892)	$116

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012	Six months ended June 30, 2011
Service cost	$—	$624	$1,275
Interest cost	233	836	1,900
Expected return on plan assets	(1,199)	(918)	(1,900)
Prior service credit amortization	—	(472)	(1,044)
Actuarial loss amortization	—	298	—
Curtailment recognition (1)	(10,527)	—	—
Net periodic benefit cost	$(11,493)	$368	$231

(1)
Subsequent to the Merger, the Company amended certain of its other postretirement employee benefit plans to prospectively restrict participation in the plans for certain active employees.  The plan amendments resulted in the plans becoming currently over-funded and, accordingly, the Company recorded a gross pre-tax curtailment gain of $69.8 million, $59.3 million of which is subject to refund to customers; thus, the net curtailment gain recognition was $10.5 million.

9.  TAXES ON INCOME:
The following tables summarize the Company’s income taxes for the periods presented:

	Successor	Predecessor
	Three months ended June 30, 2012	Three months ended June 30, 2011
Income tax expense	$22,622	$22,736
Effective tax rate	43%	36%

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012	Six months ended June 30, 2011
Income tax expense	$15,214	$24,941	$43,437
Effective tax rate	59%	38%	34%
The EITR for the successor period is higher than the combined federal and state income tax statutory rates primarily due to non deductible excess parachute payments resulting from Merger-related employee severance expenses.
10.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
The Company is exposed to certain risks in its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  Interest rate swaps and treasury rate locks are the principal derivative instruments used by the Company to manage interest rate risk associated with its long-term borrowings, although other interest rate derivative contracts may also be used from time to time.  The Company recognizes all derivative assets and liabilities at fair value in the unaudited interim Condensed Consolidated Balance Sheet.
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
Treasury Rate Locks.  As of June 30, 2012, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods were associated with interest payments on outstanding long-term debt.  During the predecessor periods, these treasury rate locks were accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive income and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.
The Company had no asset derivative instruments at June 30, 2012 and December 31, 2011.  The following table summarizes the fair value amounts of the Company’s liability derivative instruments and their location reported in the unaudited interim Condensed Consolidated Balance Sheet at the dates indicated:

		Fair Value (1)
		Successor	Predecessor
	Balance Sheet Location	June 30, 2012	December 31, 2011
Cash Flow Hedges:
Interest rate contracts	Other current liabilities	$—	$4,148
The following tables summarize the location and amount (excluding income tax effects) of derivative instrument gains and losses reported in the Company’s unaudited interim condensed consolidated financial statements for the periods presented:

	Successor	Predecessor
	Three months ended June 30, 2012	Three months ended June 30, 2011
Cash Flow Hedges: (1)
Change in fair value - increase/(decrease) in Accumulated other comprehensive income	$—	$605
Reclassification of unrealized loss from Accumulated other comprehensive income - increase of Interest expense	—	5,450

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012	Six months ended June 30, 2011
Cash Flow Hedges: (1)
Change in fair value - increase/(decrease) in Accumulated other comprehensive income	$—	$—	$1,320
Reclassification of unrealized loss from Accumulated other comprehensive income - increase of Interest expense	—	4,215	10,836

(1)	See Note 6 – Comprehensive Income for additional related information.
11.  FAIR VALUE MEASUREMENT:
The Company did not have any assets or liabilities that are measured at fair value on a recurring basis at June 30, 2012. The Company did not have any Level 3 instruments measured at fair value using significant unobservable inputs at June 30, 2012 or December 31, 2011 and there were no transfers between levels.
The approximate fair value of the Company’s cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to their short-term nature.

12.  COMMITMENTS AND CONTINGENCIES:
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
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of June 30, 2012 and December 31, 2011, the Company recorded litigation and other claim-related accrued liabilities of $0.8 million and $1.3 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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

	Successor	Predecessor
	June 30, 2012	December 31, 2011
Current	$1,665	$2,848
Noncurrent	4,751	4,287
Total environmental liabilities	$6,416	$7,135

Other Commitments and Contingencies
Controlled Group Pension Liabilities.  Southern Union Company (including certain of its divisions) sponsors a number of defined benefit pension plans for employees.  Under applicable pension and tax laws, upon being acquired by Southern Union, the Company became a member of Southern Union Company’s “controlled group” with respect to those plans and, along with Southern Union Company and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated.  In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union Company’s controlled group, including the Company and each of its subsidiaries.  Based on the latest actuarial information available, the aggregate amount of the projected benefit obligations of these pension plans was approximately $227.5 million and the estimated fair value of all of the assets of these plans was approximately $144 million.
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
In August 2010, the EPA finalized a rule that requires reductions in a number of pollutants, including formaldehyde and carbon monoxide, for certain engines regardless of size at Area Sources (sources that emit less than 10 tons per year of any one Hazardous Air Pollutant (HAP) or 25 tons per year of all HAPs) and engines less than 500 horsepower at Major Sources (sources that emit ten tons per year or more of any one HAP or 25 tons per year of all HAPs).  Compliance is required by October 2013.  It is anticipated that the limits adopted in this rule will be used in a future EPA rule that is scheduled to be finalized in 2013, with compliance required in 2016.  This future rule is expected to require reductions in formaldehyde and carbon monoxide emissions from engines greater than 500 horsepower at Major Sources.

Nitrogen oxides are the primary air pollutant from natural gas-fired engines.  Nitrogen oxide emissions may form ozone in the atmosphere.  In 2008, the EPA lowered the ozone standard to 75 ppb with compliance anticipated in 2013 to 2015.  In January 2010, the EPA proposed lowering the standard to 60 to 70 ppb in lieu of the 75 ppb standard, with compliance required in 2014 or later.  In September 2011, the EPA decided to rescind the proposed lower ozone standard and begin the process to implement the 75 ppb ozone standard established in 2008.
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

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Tabular dollar amounts are in thousands)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying unaudited interim condensed consolidated financial statements and notes to help provide an understanding of the Company’s results of operations.  The following section includes an overview of the Company’s business as well as recent developments that management of the Company believes are important in understanding its results of operations and anticipating future trends in those operations.  Subsequent sections include an analysis of the Company’s results of operations on a consolidated basis.  The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q.
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

The most significant impacts of the new basis of accounting going forward are expected to be, based on preliminary estimates, higher depreciation expense due to the step-up of depreciable assets and assignment of purchase price to certain amortizable intangible assets, and lower interest expense (though not cash payments) for the remaining life of the related long-term debt due to its revaluation and related debt premium amortization.  For the three months ended June 30, 2012, results of operations reflected incremental depreciation expense from the step-up basis of approximately $8 million related to property, plant and equipment, which is being depreciated over an estimated weighted average life of 25 years, subject to finalization of the purchase price allocation.

Results for the combined three and six-month periods reflect certain merger-related expenses, which are not expected to have a continuing impact on the results going forward, and those amounts are discussed in the segment results below. For information regarding expenses related to the merger, see Part I, Item 1. Financial Statements (Unaudited), Note 3 – ETE Merger, in this Quarterly Report on Form 10-Q.

The following table illustrates the results of operations of the Company for the periods presented.

	Three Months Ended June 30,
	2012	2011
Operating revenues
Transportation and storage of natural gas	$128,168	$132,240
LNG terminalling	53,881	55,110
Other	3,167	2,410
Total operating revenues (1)	185,216	189,760
Operating expenses
Operating, maintenance and general	58,958	48,289
Operating, maintenance and general - affiliate	10,602	13,369
Depreciation and amortization	41,085	31,963
Taxes, other than on income	9,153	8,434
Total operating expenses	119,798	102,055
Operating income	65,418	87,705
Other income (expenses):
Interest expense	(13,761)	(26,980)
Interest income - affiliates	565	2,144
Other, net	109	86
Total other expenses, net	(13,087)	(24,750)
Earnings before income taxes	52,331	62,955
Income taxes	22,622	22,736
Net earnings	$29,709	$40,219
Panhandle natural gas volumes transported (TBtu): (2)
PEPL	131	128
Trunkline	173	182
Sea Robin	21	34

(1)	Reservation revenues comprised 89% and 90% of total operating revenues in the 2012 and 2011 periods, respectively.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.
Three months ended June 30, 2012 versus the Three months ended June 30, 2011.
Operating Revenue. Operating revenue decreased $4.5 million primarily due to lower reservation revenue resulting from contract restructurings in the fourth quarter of 2011 partially offset by higher parking revenues attributable to market conditions.

Operating Expenses. Operating expenses increased $17.7 million primarily as the result of higher depreciation expense of $9.1 million resulting from the step-up of depreciable assets in connection with the Merger and higher operating, maintenance and general expenses of $7.9 million primarily attributable to reduced legal expenses in the 2011 period related to the settlement of certain litigation with several contractors related to the Company's East End project, partially offset by decreased corporate allocations.

Other Expense, Net. Other expense, net decreased $11.7 million primarily as a result of lower interest expense of $13.2 million principally attributable to debt revaluation and the related change in the debt premium amortization associated with the Merger and the retirement of the $465 million term loan. These decreases were partially offset by the refinancing in February 2012 of the LNG Holdings' $455 million term loan due March 2012 with an unsecured three-year term loan facility due February 2015. Lower Other, net of $1.6 million was primarily due to lower interest income resulting from the repayment of the note receivable with CrossCountry Citrus.

	Six Months Ended June 30,
	2012	2011
	Combined
Operating revenues
Transportation and storage of natural gas	$278,080	$277,756
LNG terminalling	108,534	109,282
Other	5,999	5,016
Total operating revenues (1)	392,613	392,054
Operating expenses
Operating, maintenance and general	107,982	104,590
Operating, maintenance and general - affiliate	63,691	26,767
Depreciation and amortization	74,007	64,237
Taxes, other than on income	18,591	17,739
Total operating expenses	264,271	213,333
Operating income	128,342	178,721
Other income (expenses):
Interest expense	(39,894)	(53,914)
Interest income - affiliates	2,777	4,313
Other, net	181	148
Total other expenses, net	(36,936)	(49,453)
Earnings before income taxes	91,406	129,268
Income taxes	40,155	43,437
Net earnings	$51,251	$85,831
Panhandle natural gas volumes transported (TBtu): (2)
PEPL	292	299
Trunkline	362	377
Sea Robin	43	68

(1)	Reservation revenues comprised 89% and 90% of total operating revenues in the 2012 and 2011 periods, respectively.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.
Six months ended June 30, 2012 versus the Six months ended June 30, 2011.
Operating Revenue. Operating revenue increased $0.6 million due to higher volumes and rates and one extra day of reservation charges due to the 2012 leap year partially offset by lower reservation revenue resulting from contract restructurings in the fourth quarter of 2011.
Operating Expenses. Operating expenses increased $50.9 million primarily due to the impact in 2012 of Merger-related employee severance expenses of $42.6 million, partially offset by a net $10.5 million other postretirement employee benefit plan curtailment gain. Depreciation expense increased by $9.8 million primarily due to the step-up of depreciable assets in connection with the Merger.
Other Expense, Net. Other expense, net decreased $12.5 million primarily as a result of lower interest expense of $14.0 million principally attributable to debt revaluation and the related change in the debt premium amortization associated with the Merger and the retirement of the $465 million term loan. These decreases were partially offset by the refinancing in February 2012 of the LNG Holdings' $455 million term loan due March 2012 with an unsecured three-year term loan facility due February 2015. Lower Other, net of $1.5 million was primarily due to lower interest income resulting from the repayment of the note receivable with CrossCountry Citrus.
Income Taxes. Income taxes decreased $3.3 million primarily due to the impact of Merger-related expenses, partially offset by $5.3 million of lower state income tax expense (net of the federal tax expense) recorded in the 2011 period mainly due to state investment tax credits.
For information regarding expenses related to the Merger, see Part I, Item 1. Financial Statements (Unaudited), Note 3 - ETE Merger, in this Quarterly Report on Form 10-Q.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.
Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
ITEM 4.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal operating officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its principal operating officer and principal financial officer, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Panhandle’s principal operating officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.
Changes in Internal Controls
Subsequent to the merger with ETE in March 2012, the Company’s internal controls over financial reporting, including certain disclosure controls and corporate governance procedures, have been impacted by changes made to conform to the existing controls of ETE.  Additional changes are expected to occur in future periods.  None of these changes are in response to any identified deficiency or weakness in the Company’s internal control over financial reporting.
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
None.

ITEM 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

31.1
Certificate by Principal Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certificate by Principle Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certificate by Principle Executive Officer pursuant to Rule 13a – 14(b) or 15d – 14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2
Certificate by Principle Financial Officer pursuant to Rule 13a – 14(b) or 15d – 14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: August 8, 2012	By: /s/ MARTIN SALINAS, JR. Martin Salinas, Jr. Chief Financial Officer (duly authorized to sign on behalf of the registrant)