Form 10-Q
period 2012-09-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2012-11-08
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-2921
____________________________
PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Exact name of registrant as specified in its charter)
____________________________

Delaware	44-0382470
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5051 Westheimer Road
Houston, Texas 77056-5622
(Address of principle executive offices) (zip code)
(713) 989-7000
(Registrant’s telephone number, including area code)
____________________________
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

FORM 10-Q
PANHANDLE EASTERN PIPE LINE COMPANY, LP

i

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
Definitions
The abbreviations, acronyms and industry terminology used in these financial statements on Form 10-Q are defined as follows:

/d	per day

Bcf	billion cubic feet

Company	PEPL and its subsidiaries

CrossCountry Citrus	CrossCountry Citrus, LLC

EITR	Effective Income Tax Rate

EPA	United States Environmental Protection Agency

ETE	Energy Transfer Equity, L.P.

ETP	Energy Transfer Partners, L.P.

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

HAPs	Hazardous air pollutants

Holdco	ETP Holdco Corporation

KDHE	Kansas Department of Health and Environment

LIBOR	London Interbank Offered Rate

LNG	Liquefied Natural Gas

LNG Holdings	Trunkline LNG Holdings, LLC

OPEB plans	Other postretirement employee benefit plans

Panhandle	PEPL and its subsidiaries

PCBs	Polychlorinated biphenyls

PEPL	Panhandle Eastern Pipe Line Company, LP

PEPL Holdings	PEPL Holdings, LLC

ppb	parts per billion

ii

PRPs	Potentially responsible parties

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	United States Securities and Exchange Commission

Southern Union	Southern Union Company and its subsidiaries

Southwest Gas Storage	Pan Gas Storage, LLC (d.b.a. Southwest Gas)

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC

Trunkline LNG	Trunkline LNG Company, LLC

iii

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Southern Union’s March 26, 2012 merger transaction with ETE was accounted for by ETE using business combination accounting.  Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value.  By the application of “push-down” accounting, PEPL’s assets, liabilities and partners’ capital were accordingly adjusted to fair value on March 26, 2012.  Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.  See Note 3 – ETE Merger and Holdco Transaction.
Due to the application of “push-down” accounting, the Company’s financial statements and certain footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting.  Periods prior to March 26, 2012 are identified herein as “Predecessor,” while periods subsequent to the ETE Merger are identified as “Successor.”

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(unaudited)

	Successor	Predecessor
	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56	$50
Accounts receivable net of allowances of nil and $993, respectively	65,973	75,775
Accounts receivable - related parties	5,076	6,319
Natural gas imbalances - receivable	24,802	52,939
Note receivable - related party	—	342,386
System natural gas and operating supplies	103,584	114,739
Other	21,749	20,886
Total current assets	221,240	613,094
PROPERTY, PLANT AND EQUIPMENT:
Plant in service	4,092,715	4,045,688
Construction work in progress	47,932	41,828
	4,140,647	4,087,516
Accumulated depreciation and amortization	(65,071)	(733,228)
Net property, plant and equipment	4,075,576	3,354,288
GOODWILL	938,438	—
NOTE RECEIVABLE FROM RELATED PARTY	772,580	688,330
OTHER	125,498	19,325
Total assets	$6,133,332	$4,675,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(unaudited)

	Successor	Predecessor
	September 30, 2012	December 31, 2011
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Current portion of long-term debt	$260,504	$342,386
Accounts payable	9,311	13,295
Accounts payable - related parties	28,541	52,055
Natural gas imbalances - payable	97,736	144,697
Accrued taxes	26,812	17,541
Accrued interest	22,883	14,280
Capital accruals	7,305	10,814
Other	58,097	55,146
Total current liabilities	511,189	650,214
LONG-TERM DEBT, less current portion	1,503,675	1,624,229
DEFERRED INCOME TAXES	823,229	538,284
OTHER	125,792	70,296
COMMITMENTS AND CONTINGENCIES (Note 12)
PARTNERS' CAPITAL:
Partners' capital	3,169,741	1,809,346
Accumulated other comprehensive loss	—	(16,176)
Tax sharing note receivable - related party	(294)	(1,156)
Total partners' capital	3,169,447	1,792,014
Total liabilities and partners' capital	$6,133,332	$4,675,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(unaudited)

	Successor	Predecessor
	Three months ended September 30, 2012	Three months ended September 30, 2011
OPERATING REVENUES:
Transportation and storage of natural gas	$131,845	$134,476
LNG terminalling	54,260	55,327
Other	2,376	2,896
Total operating revenues	188,481	192,699
OPERATING EXPENSES:
Operating, maintenance and general	54,148	57,006
Operating, maintenance and general - affiliate	6,621	13,135
Depreciation and amortization	41,719	31,881
Taxes, other than on income	9,189	8,653
Total operating expenses	111,677	110,675
OPERATING INCOME	76,804	82,024
OTHER INCOME (EXPENSE):
Interest expense	(13,665)	(26,937)
Interest income - affiliates	578	2,170
Other, net	51	71
Total other expenses, net	(13,036)	(24,696)
INCOME BEFORE INCOME TAX EXPENSE	63,768	57,328
Income tax expense	27,149	21,903
NET INCOME	$36,619	$35,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(unaudited)

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011
OPERATING REVENUES:
Transportation and storage of natural gas	$269,785	$140,140	$412,232
LNG terminalling	111,667	51,127	164,609
Other	5,721	2,654	7,912
Total operating revenues	387,173	193,921	584,753
OPERATING EXPENSES:
Operating, maintenance and general	109,449	52,681	161,596
Operating, maintenance and general - affiliate	56,475	13,837	39,902
Depreciation and amortization	85,501	30,225	96,118
Taxes, other than on income	18,979	8,801	26,392
Total operating expenses	270,404	105,544	324,008
OPERATING INCOME	116,769	88,377	260,745
OTHER INCOME (EXPENSE):
Interest expense	(28,333)	(25,226)	(80,851)
Interest income - affiliates	1,151	2,204	6,483
Other, net	164	68	219
Total other expenses, net	(27,018)	(22,954)	(74,149)
INCOME BEFORE INCOME TAX EXPENSE	89,751	65,423	186,596
Income tax expense	42,363	24,941	65,340
NET INCOME	$47,388	$40,482	$121,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Successor	Predecessor
	Three months ended September 30, 2012	Three months ended September 30, 2011
Net income	$36,619	$35,425
Other comprehensive income (loss), net of tax:
Reclassification of unrealized loss on interest rate hedges into earnings	—	3,320
Change in fair value of interest rate hedges	—	28
Reclassification of prior service credit relating to other postretirement benefits into earnings	—	(379)
	—	2,969
Comprehensive income	$36,619	$38,394

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011
Net income	$47,388	$40,482	$121,256
Other comprehensive income (loss), net of tax:
Reclassification of unrealized loss on interest rate hedges into earnings	—	2,515	9,802
Change in fair value of interest rate hedges	—	—	(761)
Reclassification of prior service cost (credit) relating to other postretirement benefits into earnings	—	398	(1,135)
	—	2,913	7,906
Comprehensive income	$47,388	$43,395	$129,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(Dollars in thousands)
(unaudited)

	Partners' Capital	Accumulated Other Comprehensive Loss	Tax Sharing Note Receivable-Related Party	Total
Predecessor
Balance at December 31, 2011	$1,809,346	$(16,176)	$(1,156)	$1,792,014
Tax sharing receivable - Southern Union	—	—	288	288
Net income	40,482	—	—	40,482
Other comprehensive income, net of tax	—	2,913	—	2,913
Balance at March 25, 2012	$1,849,828	$(13,263)	$(868)	$1,835,697

Successor
Balance at March 26, 2012	$3,122,353	$—	$(868)	$3,121,485
Tax sharing receivable - Southern Union	—	—	574	574
Net income	47,388	—	—	47,388
Balance at September 30, 2012	$3,169,741	$—	$(294)	$3,169,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,388	$40,482	$121,256
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	85,501	30,225	96,118
Deferred income taxes	44,678	18,958	76,682
Amortization of costs charged to interest	(16,089)	384	1,101
Net gain on curtailment of OPEB benefits	(10,527)	—	—
Changes in operating assets and liabilities, net of Merger impact	(54,612)	21,518	10,190
Net cash flows provided by operating activities	96,339	111,567	305,347
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in note receivable - related parties	3,400	254,736	(209,900)
Net increase (decrease) in income taxes payable - related parties	(35,257)	5,158	(11,277)
Additions to property, plant and equipment	(62,390)	(27,588)	(83,703)
Plant retirements and other	(2,875)	345	(1,202)
Net cash flows provided by (used in) investing activities	(97,122)	232,651	(306,082)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	455,000	—
Repayment of debt	—	(797,386)	—
Issuance costs of debt	—	(1,803)	—
Other	760	—	729
Net cash flows provided by (used in) financing activities	760	(344,189)	729
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23)	29	(6)
CASH AND CASH EQUIVALENTS, beginning of period	79	50	56
CASH AND CASH EQUIVALENTS, end of period	$56	$79	$50

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts are in thousands)
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
See Note 3 – ETE Merger and Holdco Transaction for information related to Southern Union’s merger with ETE and the completion of the Holdco Transaction.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
There have been no changes in the Company’s accounting policies as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011, except as noted below.
Business Combination Accounting
Southern Union’s March 26, 2012 merger transaction with ETE was accounted for by ETE using business combination accounting.  Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value.  By the application of “push-down” accounting, PEPL’s assets, liabilities and partners' capital were accordingly adjusted to fair value on March 26, 2012.  Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.  See Note 3 – ETE Merger and Holdco Transaction for a discussion of the estimated fair values of assets and liabilities recorded in connection with the ETE Merger.

Due to the application of “push-down” accounting, the Company’s financial statements and certain footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting.  Periods prior to March 26, 2012 are identified herein as “Predecessor,” while periods subsequent to the ETE Merger are identified as “Successor.”

3.	ETE MERGER AND HOLDCO TRANSACTION:
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
Immediately prior to the Effective Time, Southern Union, CrossCountry Energy and PEPL Holdings became parties to the Citrus Merger Agreement by joinder to, and Southern Union assumed the obligations and rights of ETE thereunder.  Southern Union made certain customary representations, warranties, covenants and indemnities in the Citrus Merger Agreement.  Pursuant to the Citrus Merger Agreement, ETP Merger Sub was merged with and into CrossCountry Energy (the Citrus Merger), with CrossCountry Energy continuing as the surviving entity in the Citrus Merger as a wholly-owned subsidiary of ETP and, as a result thereof, ETP, through its subsidiaries, indirectly owns 50% of the outstanding capital stock of Citrus Corp. (Citrus).  As consideration for the Citrus Merger, Southern Union received from ETP $2.0 billion, consisting of approximately $1.9 billion in cash and $105 million of common units representing limited partner interests in ETP.
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
Expenses Related to the Merger
Merger-related expenses of $43.8 million include charges related to employment agreements with certain executives that provide for compensation when their employment was terminated and severance costs associated with administrative headcount reductions, as well as an allocation of such charges for Southern Union employees. These expenses were included in Operating, maintenance, and general expenses in the unaudited condensed consolidated statement of operations.
The Company also recognized a $10.5 million net gain due to the curtailment of certain other postretirement employee benefit plans.  See Note 8 – Benefits for more information on the curtailment.
Allocation of Consideration Transferred
The Merger was accounted for using business combination accounting under applicable accounting principles.  Business combination accounting requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date.  The table below represents the amounts allocated to Panhandle’s tangible and intangible assets and liabilities as of March 26, 2012 based upon management’s estimate of their respective fair values. Certain amounts included in the preliminary purchase price allocation as of September 30, 2012 may have been changed from amounts previously reflected based on management's review of the valuation. Management is continuing to validate certain assumptions made in connection with the purchase price allocation. The goodwill resulting from the Merger is primarily due to expected commercial and operational synergies and is not deductible for tax purposes.

Cash and cash equivalents	$79
Other current assets	230,466
Property and equipment	4,097,840
Goodwill	938,438
Identified intangibles (1)	55,000
Other noncurrent assets	782,942
Long-term debt, including current portion	(1,780,268)
Deferred income taxes	(777,861)
Other liabilities	(425,151)
Total fair value of partners' capital	$3,121,485

(1)	Identified intangibles will be amortized over a life of approximately 17.5 years and are included in Other non-current assets in the unaudited condensed consolidated balance sheets.
Holdco Transaction
On October 5, 2012, ETE and ETP completed the Holdco Transaction, immediately following the closing of ETP's acquisition of Sunoco whereby, (i) ETE contributed its interest in Southern Union into an ETP-controlled entity in exchange for a 60% equity interest in the new entity, Holdco, and (ii) ETP contributed its interest in Sunoco to Holdco and retained a 40% equity interest in Holdco. Pursuant to a stockholders agreement between ETE and ETP, ETP will control Holdco. This transaction did not result in a new basis of accounting for Southern Union.

4.	RELATED PARTY TRANSACTIONS:
The following tables provide a summary of related party transactions for the periods presented:

	Successor	Predecessor
Related Party Transactions	Three months ended September 30, 2012	Three months ended September 30, 2011
Transportation and storage of natural gas (1)	$2,293	$661
Operation and maintenance:
Management and royalty fees	—	4,818
Other expenses (2)	6,621	8,317
Other income, net:
Interest income - Southern Union	578	408
Interest income - CrossCountry Citrus	—	1,762
Other	63	32

	Successor	Predecessor
Related Party Transactions	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011
Transportation and storage of natural gas (1)	$4,460	$938	$2,332
Operation and maintenance:
Management and royalty fees	4,969	4,843	14,616
Other expenses (2)	51,506	8,994	25,286
Other income, net:
Interest income - Southern Union	1,151	612	1,179
Interest income - CrossCountry Citrus	—	1,592	5,304
Other	135	68	162

(1)	Represents transportation and storage revenues with Missouri Gas Energy, a Southern Union division and ETC, a subsidiary of ETP (in the post-acquisition period).

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
The following table provides a summary of the related party balances included in the condensed consolidated balance sheets at the dates indicated:

	Successor	Predecessor
	September 30, 2012	December 31, 2011
Notes receivable — related parties:
Current — CrossCountry Citrus	$—	$342,386
Noncurrent — Southern Union	772,580	688,330

Accounts receivable — related parties (1)	$5,076	$6,319

Accounts payable — related parties:
Southern Union — income taxes (2)	$3,585	$33,148
Southern Union — other (3)	24,787	18,729
Other (4)	169	178
	$28,541	$52,055

(1)	Primarily related to services provided for Citrus, MGE and other affiliates. The December 31, 2011 balance also includes interest income associated with the Note receivable – CrossCountry Citrus.

(2)	Related to income taxes payable to Southern Union per the tax sharing agreement to provide for taxes to be remitted upon the filing of the tax return.

(3)
Primarily related to payroll funding including Merger-related expenses, provided by Southern Union.  The December 31, 2011 amount is net of insurance proceeds of $2.2 million owed by Southern Union to the Company.

(4)	Primarily related to various administrative and operating costs paid by other affiliate companies on behalf of the Company.

5.	REGULATION AND RATES:
In October 2011, Trunkline and Sea Robin jointly filed with FERC to transfer all of Trunkline's offshore facilities, and certain related onshore facilities, by sale and transfer to Sea Robin to consolidate and streamline the ownership and operation of all regulated offshore assets under one entity and better position the offshore assets competitively.  Several parties filed interventions and protests of this filing.  On June 21, 2012, FERC issued an order granting Trunkline permission and approval to proceed with the transfer, subject to compliance with certain regulatory requirements.  On July 31, 2012 Sea Robin and Trunkline made the necessary compliance filings with FERC.  The transfer of the offshore facilities to Sea Robin was completed in the third quarter of this year.
On July 26, 2012, Trunkline filed an application with the FERC for approval to transfer approximately 770 miles of underutilized loop piping facilities by sale to an affiliate.  This sale is subject to FERC approval. These facilities would be converted to crude oil transportation service. Several parties have intervened, commented, or protested this filing and the Company is currently responding to the Commission's requests for additional information on this application.
In November 2011, FERC commenced an audit of PEPL to evaluate its compliance with the Uniform System of Accounts as prescribed by FERC, annual and quarterly financial reporting to FERC, reservation charge crediting policy and record retention.  The audit is related to the period from January 1, 2010 through December 31, 2011 and is currently still in progress.

6.	COMPREHENSIVE INCOME:
The tables below set forth the tax amounts included in the respective components of other comprehensive income for the periods presented:

	Successor	Predecessor
	Three months ended September 30, 2012	Three months ended September 30, 2011
Income taxes included in other comprehensive income:
Reclassification of unrealized loss on interest rate hedges into earnings	$—	$2,230
Change in fair value of interest rate hedges	—	20
Reclassification of prior service credit relating to other postretirement benefits into earnings	—	(144)
	$—	$2,106

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011
Income taxes included in other comprehensive income:
Reclassification of unrealized loss on interest rate hedges into earnings	$—	$1,700	$6,584
Change in fair value of interest rate hedges	—	—	(511)
Reclassification of prior service credit relating to other postretirement benefits into earnings	—	14	(431)
	$—	$1,714	$5,642
The table below presents the components in accumulated other comprehensive income (loss) as of the dates indicated:

	Successor	Predecessor
	September 30, 2012	December 31, 2011
Other postretirement plan - net actuarial loss and prior service costs, net	$—	$(12,781)
Interest rate hedges, net	—	(3,395)
Total Accumulated other comprehensive loss, net of tax	$—	$(16,176)

7.	DEBT OBLIGATIONS:
The following table sets forth the debt obligations of the Company at the dates indicated:

	Successor	Predecessor
	September 30, 2012	December 31, 2011
6.05% Senior Notes due 2013	$250,000	$250,000
6.20% Senior Notes due 2017	300,000	300,000
8.125% Senior Notes due 2019	150,000	150,000
7.00% Senior Notes due 2029	66,305	66,305
7.00% Senior Notes due 2018	400,000	400,000
Term Loans due 2012	—	797,386
Term Loan due 2015	455,000	—
Net premiums on long-term debt	—	2,924
Unamortized fair value adjustments	142,874	—
Total debt outstanding	1,764,179	1,966,615
Current portion of long-term debt	(260,504)	(342,386)
Total long-term debt	$1,503,675	$1,624,229
The Company has $250 million of senior notes which mature within the next twelve months. The Company currently expects to refinance all or a portion of the debt upon maturity or, alternatively, to retire all or a portion of the debt with proceeds from repayment of the note receivable from Southern Union Company, which funds are available to the Company on a demand basis.
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value of our consolidated debt obligations at September 30, 2012 and December 31, 2011 was $1.81 billion and $2.13 billion, respectively. As of September 30, 2012 and December 31, 2011, the aggregate carrying amount of our consolidated debt obligations was $1.76 billion and $1.97 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
Term Loans.  On March 26, 2012, the Company retired the $465 million term loan due June 2012 ($342.4 million of which was outstanding) of its wholly-owned LNG Holdings subsidiary, utilizing a portion of the merger consideration received in connection with the Citrus Merger.
In February 2012, the Company refinanced LNG Holdings’ $455 million term loan due March 2012 with an unsecured three-year term loan facility due February 2015, with LNG Holdings as borrower and PEPL and Trunkline LNG as guarantors and a floating interest rate tied to LIBOR plus a margin based on the rating of PEPL’s senior unsecured debt.

8.	BENEFITS:
Components of Net Periodic Benefit Cost
The following tables set forth the components of net periodic benefit cost of the Company’s postretirement benefit plan for the periods presented:

	Successor	Predecessor
	Three months ended September 30, 2012	Three months ended September 30, 2011
Service cost	$—	$637
Interest cost	216	950
Expected return on plan assets	(1,108)	(950)
Prior service credit amortization	—	(522)
Net periodic benefit cost (credit)	$(892)	$115

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011
Service cost	$—	$624	$1,912
Interest cost	449	836	2,850
Expected return on plan assets	(2,307)	(918)	(2,850)
Prior service credit amortization	—	(472)	(1,566)
Actuarial loss amortization	—	298	—
Curtailment recognition (1)	(10,527)	—	—
Net periodic benefit cost (credit)	$(12,385)	$368	$346

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

9.	TAXES ON INCOME:
The following tables summarize the Company’s income taxes for the periods presented:

	Successor	Predecessor
	Three months ended September 30, 2012	Three months ended September 30, 2011
Income tax expense	$27,149	$21,903
Effective tax rate	43%	38%

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011
Income tax expense	$42,363	$24,941	$65,340
Effective tax rate	47%	38%	35%
The EITR for the successor period was higher than the combined federal and state income tax statutory rates primarily due to non-deductible excess parachute payments resulting from Merger-related employee severance expenses.

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
Treasury Rate Locks.  As of September 30, 2012, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods were associated with interest payments on outstanding long-term debt.  During the predecessor periods, these treasury rate locks were accounted for as cash flow hedges, with the effective portion of their settled value recorded in accumulated other comprehensive income and reclassified into interest expense in the same periods during which the related interest payments on long-term debt impact earnings.

The Company had no asset derivative instruments at September 30, 2012 and December 31, 2011.  The following table summarizes the fair value amounts of the Company’s liability derivative instruments and their location reported in the interim condensed consolidated balance sheet at the dates indicated:

		Fair Value (1)
		Successor	Predecessor
	Balance Sheet Location	September 30, 2012	December 31, 2011
Cash Flow Hedges:
Interest rate contracts	Other current liabilities	$—	$4,148
The following tables summarize the location and amount (excluding income tax effects) of derivative instrument gains and losses reported in the Company’s interim condensed consolidated financial statements for the periods presented:

	Successor	Predecessor
	Three months ended September 30, 2012	Three months ended September 30, 2011
Cash Flow Hedges: (1)
Change in fair value - increase/(decrease) in accumulated other comprehensive income	$—	$(48)
Reclassification of unrealized loss from accumulated other comprehensive income - increase of interest expense	—	5,550

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011
Cash Flow Hedges: (1)
Change in fair value - increase/(decrease) in accumulated other comprehensive income	$—	$—	$1,272
Reclassification of unrealized loss from accumulated other comprehensive income - increase of interest expense	—	4,215	16,386

(1)	See Note 6 – Comprehensive Income for additional related information.

11.	FAIR VALUE MEASUREMENT:
The Company did not have any assets or liabilities that are measured at fair value on a recurring basis at September 30, 2012. The Company did not have any Level 3 instruments measured at fair value using significant unobservable inputs at September 30, 2012 or December 31, 2011 and there were no transfers between levels.
The approximate fair values of the Company’s cash and cash equivalents, accounts receivable and accounts payable are equal to book value, due to their short-term nature.

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
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of September 30, 2012 and December 31, 2011, the Company recorded litigation and other claim-related accrued liabilities of $0.8 million and $1.3 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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

	Successor	Predecessor
	September 30, 2012	December 31, 2011
Current	$1,665	$2,848
Noncurrent	4,298	4,287
Total environmental liabilities	$5,963	$7,135
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
In August 2010, the EPA finalized a rule that requires reductions in a number of pollutants, including formaldehyde and carbon monoxide, for certain engines regardless of size at Area Sources (sources that emit less than 10 tons per year of any one Hazardous Air Pollutant (HAP) or 25 tons per year of all HAPs) and engines less than 500 horsepower at Major Sources (sources that emit 10 tons per year or more of any one HAP or 25 tons per year of all HAPs).  Compliance is required by October 2013.  It is anticipated that the limits adopted in this rule will be used in a future EPA rule that is scheduled to be finalized in 2013, with compliance required in 2016.  This future rule is expected to require reductions in formaldehyde and carbon monoxide emissions from engines greater than 500 horsepower at Major Sources.
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
The most significant impacts of the new basis of accounting during the successor periods were (i) higher depreciation expense due to the step-up of depreciable assets and assignment of purchase price to certain amortizable intangible assets and (ii) lower interest expense (though not cash payments) for the remaining life of the related long-term debt due to its revaluation and related debt premium amortization. Depreciation and amortization expense recognized in the successor periods subsequent to March 25, 2012 increased by approximately $8.2 million per quarter as a direct result of the application of the new basis of accounting. Interest expense recognized in the successor periods subsequent to March 25, 2012 decreased by approximately $8.0 million per quarter as a direct result of the application of the new basis of accounting.
The results of operations for predecessor and successor periods included herein reflected certain merger-related expenses, which are not expected to have a continuing impact on the results going forward, and those amounts are discussed in the results below. For information regarding expenses related to the merger, see Part I, Item 1. Financial Statements (Unaudited), Note 3 – ETE Merger and Holdco Transaction, in this Quarterly Report on Form 10-Q.
The following table illustrates the results of operations of the Company for the periods presented.

	Successor	Predecessor
	Three months ended September 30, 2012	Three months ended September 30, 2011
OPERATING REVENUES:
Transportation and storage of natural gas	$131,845	$134,476
LNG terminalling	54,260	55,327
Other	2,376	2,896
Total operating revenues (1)	188,481	192,699
OPERATING EXPENSES:
Operating, maintenance and general	54,148	57,006
Operating, maintenance and general - affiliate	6,621	13,135
Depreciation and amortization	41,719	31,881
Taxes, other than on income	9,189	8,653
Total operating expenses	111,677	110,675
OPERATING INCOME	76,804	82,024
OTHER INCOME (EXPENSE):
Interest expense	(13,665)	(26,937)
Interest income - affiliates	578	2,170
Other, net	51	71
Total other expenses, net	(13,036)	(24,696)
INCOME BEFORE INCOME TAX EXPENSE	63,768	57,328
Income tax expense	27,149	21,903
NET INCOME	$36,619	$35,425
Panhandle natural gas volumes transported (TBtu): (2)
PEPL	137	122
Trunkline	169	172
Sea Robin	24	24

(1)	Reservation revenues comprised 88% and 89% of total operating revenues in the 2012 and 2011 periods, respectively.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.
The following is a discussion of the significant items and variances impacting the Company's net income during the periods presented above.
Operating Revenues. Operating revenues decreased $4.2 million primarily as a result of lower summer capacity sold due to lower price margins and customer contract restructuring offset by higher parking revenues attributable to market conditions.
Operating Expenses. Operating expenses increased $1.0 million primarily as the result of higher depreciation expense of $9.8 million resulting from the step-up of depreciable assets in connection with the Merger and higher miscellaneous taxes of $0.5 million mostly due to higher property taxes. These increases were offset by lower operating, maintenance and general expenses of $9.4 million primarily attributable to the cancellation of management and royalty fees and decreased corporate allocations.
Other Expenses, Net. Other expenses, net decreased $11.7 million primarily as a result of lower interest expense of $13.3 million principally attributable to debt revaluation and the related change in the debt premium amortization associated with the Merger and the retirement of the $465 million term loan. These decreases were partially offset by the refinancing in February 2012 of the LNG Holdings' $455 million term loan due March 2012 with an unsecured three-year term loan facility due February 2015. Lower interest income - affiliates of $1.6 million was primarily due to the repayment of the note receivable with CrossCountry Citrus.
Income Taxes. Income taxes increased $5.2 million primarily due to higher pre-tax income and the impact of Merger-related expenses.

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011
OPERATING REVENUES:
Transportation and storage of natural gas	$269,785	$140,140	$412,232
LNG terminalling	111,667	51,127	164,609
Other	5,721	2,654	7,912
Total operating revenues (1)	387,173	193,921	584,753
OPERATING EXPENSES:
Operating, maintenance and general	109,449	52,681	161,596
Operating, maintenance and general - affiliate	56,475	13,837	39,902
Depreciation and amortization	85,501	30,225	96,118
Taxes, other than on income	18,979	8,801	26,392
Total operating expenses	270,404	105,544	324,008
OPERATING INCOME	116,769	88,377	260,745
OTHER INCOME (EXPENSE):
Interest expense	(28,333)	(25,226)	(80,851)
Interest income - affiliates	1,151	2,204	6,483
Other, net	164	68	219
Total other expenses, net	(27,018)	(22,954)	(74,149)
INCOME BEFORE INCOME TAX EXPENSE	89,751	65,423	186,596
Income tax expense	42,363	24,941	65,340
NET INCOME	$47,388	$40,482	$121,256
Panhandle natural gas volumes transported (TBtu): (2)
PEPL	277	152	421
Trunkline	354	177	549
Sea Robin	47	20	92

(1)
Reservation revenues comprised 88% of total operating revenues in the successor period. Reservation revenues comprised 88% and 89% of total operating revenues in the 2012 and 2011 predecessor periods, respectively.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.
The following is a discussion of the significant items and variances impacting the Company's net income during the periods presented above.
Operating Revenues. On a daily average basis, operating revenues were slightly lower in the successor period primarily due to the impact in the successor periods from lower summer capacity being sold.
Operating Expenses. The successor period included Merger-related expenses of $43.8 million. The predecessor period ended September 30, 2011 reflected legal expenses that were lower on a daily average basis than the legal expenses recorded during the predecessor and successor periods ended in 2012; this was due to settlement in 2011 of certain litigation with several contractors related to the Company's East End project.
Other Expenses, Net. Other expenses, net decreased in the successor period primarily as a result of lower interest expense principally attributable to debt revaluation and the related change in the debt premium amortization associated with the Merger and the retirement of the $465 million term loan. Interest income - affiliates decreased in the Successor period primarily due to the repayment of the note receivable with CrossCountry Citrus.

Income Taxes. Income taxes increased in the Successor period primarily due to the impact of Merger-related expenses. The Predecessor period ended September 30 2011 reflected $5.3 million of lower state income tax expense (net of the federal tax expense) mainly due to state investment tax credits.
Supplemental Pro Forma Financial Information
The following unaudited pro forma consolidated financial information of the Company has been prepared in accordance with Article 11 of Regulation S-X and reflects the pro forma impacts of the ETE Merger for the nine months ended September 30, 2012 and 2011, giving effect to the ETE Merger as if it had occurred on January 1, 2011. This unaudited pro forma financial information is provided to supplement the discussion and analysis of the historical financial information and should be read in conjunction with such historical financial information. This unaudited pro forma information is for illustrative purposes only and is not necessarily indicative of the financial results that would have occurred if the ETE Merger had been consummated on January 1, 2011.

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Pro forma adjustments		Pro forma nine months ended September 30, 2012
OPERATING REVENUES	$387,173	$193,921	$—		$581,094
OPERATING EXPENSES:
Operating, maintenance and general	109,449	52,681			162,130
Operating, maintenance and general - affiliate	56,475	13,837	(33,273)	(a)	37,039
Depreciation and amortization	85,501	30,225	7,662	(b)	123,388
Taxes, other than on income	18,979	8,801			27,780
Total operating expenses	270,404	105,544	(25,611)		350,337
OPERATING INCOME	116,769	88,377	25,611		230,757
OTHER INCOME (EXPENSE):
Interest expense	(28,333)	(25,226)	7,580	(c)	(45,979)
Interest income - affiliates	1,151	2,204			3,355
Other, net	164	68			232
Total other expenses, net	(27,018)	(22,954)	7,580		(42,392)
INCOME BEFORE INCOME TAX EXPENSE	89,751	65,423	33,191		188,365
Income tax expense	42,363	24,941	4,728	(d)	72,032
NET INCOME	$47,388	$40,482	$28,463		$116,333

	Predecessor
	Nine months ended September 30, 2011	Pro forma adjustments		Pro forma nine months ended September 30, 2011
OPERATING REVENUES	$584,753	$—		$584,753
OPERATING EXPENSES:
Operating, maintenance and general	161,596			161,596
Operating, maintenance and general - affiliate	39,902	(1,456)	(a)	38,446
Depreciation and amortization	96,118	24,609	(b)	120,727
Taxes, other than on income	26,392			26,392
Total operating expenses	324,008	23,153		347,161
OPERATING INCOME	260,745	(23,153)		237,592
OTHER INCOME (EXPENSE):
Interest expense	(80,851)	24,345	(c)	(56,506)
Interest income - affiliates	6,483			6,483
Other, net	219			219
Total other expenses, net	(74,149)	24,345		(49,804)
INCOME BEFORE INCOME TAX EXPENSE	186,596	1,192		187,788
Income tax expense	65,340	456	(d)	65,796
NET INCOME	$121,256	$736		$121,992

(a)
To eliminate the merger-related costs incurred by the Company in connection with the ETE Merger, including change in control and severance costs. These costs are eliminated from the Company's pro forma income statement because such costs would not have a continuing impact on the Company's results of operations.

(b)	To record incremental depreciation on the excess purchase price allocated to property, plant and equipment based on a weighted average useful life of 24 years.

(c)
To adjust amortization included in interest expense to (i) reverse historical amortization of financing costs and fair value adjustments related to debt and (ii) record pro forma amortization related to the pro forma adjustment of the Company's debt to fair value.

(d)	To reflect income tax impacts from the pro forma adjustments to pre-tax income.
Analysis of Supplemental Pro Forma Financial Information
Following is a discussion of the significant items impacting the pro forma results for the nine months ended September 30, 2012 compared to pro forma results for the nine months ended September 30, 2011.

•
Pro forma operating revenues on a daily average basis were slightly lower in 2012 primarily due to the impact from lower summer capacity being sold. Pro forma operating expenses in 2011 reflected legal expenses that were lower on a daily average basis than the legal expenses recorded during 2012; this was due to settlement in 2011 of certain litigation with several contractors related to the Company's East End project.

•	Pro forma interest expense decreased primarily due to lower pro forma interest expense of $10.5 million related to the retirement of the $465 million term loan.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal operating officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its principal operating officer and principal financial officer, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Panhandle’s principal operating officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: November 8, 2012	By: /s/ MARTIN SALINAS, JR. Martin Salinas, Jr. Chief Financial Officer (duly authorized to sign on behalf of the registrant)