Form 10-K
period 2012-12-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2013-03-01
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐   No ☒
Panhandle Eastern Pipe Line Company, LP meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.  Items 1, 2 and 7 have been reduced and Items 6, 10, 11, 12 and 13 have been omitted in accordance with Instruction I.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Panhandle Eastern Pipe Line Company LP, and its subsidiaries (“Panhandle” or the “Company”) in periodic press releases and some oral statements of Panhandle officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, estimated or expressed, forecasted, projected or expected in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I – Item 1A. Risk Factors” included in this annual report.
Definitions
The abbreviations, acronyms and industry terminology used in this annual report on Form 10-K are defined as follows:

/d	per day

ARO	Asset retirement obligation

Bbls	barrels

Bcf	billion cubic feet

Btu	British thermal units

Citrus	Citrus Corp.

CrossCountry Citrus	CrossCountry Citrus, LLC

CrossCountry Energy	CrossCountry Energy, LLC

EITR	Effective Income Tax Rate

EPA	United States Environmental Protection Agency

ETC	Energy Transfer Company, a wholly-owned subsidiary of ETP

ETE	Energy Transfer Equity, L.P.

ETP	Energy Transfer Partners, L.P.

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

HAPs	Hazardous air pollutants

Holdco	ETP Holdco Corporation

KDHE	Kansas Department of Health and Environment

LIBOR	London Interbank Offered Rate

LNG	Liquefied Natural Gas

LNG Holdings	Trunkline LNG Holdings, LLC

MGE	Missouri Gas Energy, Inc.

MMBtu	Million British thermal units

NGL	Natural gas liquids

OPEB plans	Other postretirement employee benefit plans

Panhandle	PEPL and its subsidiaries

PCBs	Polychlorinated biphenyls

PEPL	Panhandle Eastern Pipe Line Company, LP

PEPL Holdings	PEPL Holdings, LLC

ppb	parts per billion

PRPs	Potentially responsible parties

SARs	Stock appreciation rights

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	United States Securities and Exchange Commission

Southern Union	Southern Union Company

Southwest Gas	Pan Gas Storage, LLC (d.b.a. Southwest Gas)

Sunoco	Sunoco, Inc.

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC

Trunkline LNG	Trunkline LNG Company, LLC

PART I
ITEM 1.  BUSINESS
OUR BUSINESS
Introduction
Panhandle, a Delaware limited partnership, is an indirect wholly-owned subsidiary of Southern Union.  The Company is subject to the rules and regulations of the FERC.  The Company’s entities include the following:

•	PEPL, an indirect wholly-owned subsidiary of Southern Union;

•	Trunkline, a direct wholly-owned subsidiary of PEPL:

•	Sea Robin, an indirect wholly-owned subsidiary of PEPL;

•	LNG Holdings, an indirect wholly-owned subsidiary of PEPL;

•	Trunkline LNG, a direct wholly-owned subsidiary of LNG Holdings; and

•	Southwest Gas, a direct wholly-owned subsidiary of PEPL.
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
In connection with, and immediately prior to the Effective Time of the Merger, CrossCountry Energy, LLC, an indirect wholly-owned subsidiary of Southern Union (CrossCountry Energy), ETP, Citrus ETP Acquisition, LLC (ETP Merger Sub), Citrus ETP Finance LLC, ETE, PEPL Holdings, LLC, a newly created indirect wholly-owned subsidiary of Southern Union (PEPL Holdings), and Southern Union consummated the transactions contemplated by that certain Amended and Restated Agreement and Plan of Merger, dated as of July 19, 2011, as amended by Amendment No. 1 thereto dated as of September 14, 2011 and Amendment No. 2 thereto dated as of March 23, 2012 (as amended, the Citrus Merger Agreement) by and among ETP, ETP Merger Sub and Citrus ETP Finance LLC, on the one hand, and ETE, CrossCountry Energy, PEPL Holdings and Southern Union, on the other hand.
Immediately prior to the Effective Time, Southern Union, CrossCountry Energy and PEPL Holdings became parties to the Citrus Merger Agreement by joinder and Southern Union assumed the obligations and rights of ETE thereunder.  Southern Union made certain customary representations, warranties, covenants and indemnities in the Citrus Merger Agreement.  Pursuant to the Citrus Merger Agreement, ETP Merger Sub was merged with and into CrossCountry Energy (the Citrus Merger), with CrossCountry Energy continuing as the surviving entity in the Citrus Merger as a wholly-owned subsidiary of ETP and, as a result thereof, ETP, through its subsidiaries, indirectly owns 50% of the outstanding capital stock of Citrus Corp. (Citrus).  As consideration for the Citrus Merger, Southern Union received from ETP $2.0 billion, consisting of approximately $1.9 billion in cash and $105 million of common units representing limited partner interests in ETP.
Immediately prior to the Effective Time, $1.45 billion of the total cash consideration received in respect of the Citrus Merger was contributed to Merger Sub in exchange for an equity interest in Merger Sub.  In connection with the Merger, at the Effective Time, such equity interest in Merger Sub held by CCE Holdings, LLC (CCE Holdings) was cancelled and retired.
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

On October 5, 2012, ETE and ETP completed the Holdco Transaction, immediately following the closing of ETP’s acquisition of Sunoco whereby, (i) ETE contributed its interest in Southern Union into an ETP-controlled entity in exchange for a 60% equity interest in the new entity, Holdco, and (ii) ETP contributed its interest in Sunoco to Holdco and retained a 40% equity interest in Holdco. Pursuant to a stockholders agreement between ETE and ETP, ETP will control Holdco. This transaction did not result in a new basis of accounting for Southern Union.
See Note 3 to our consolidated financial statements for information related to Southern Union’s merger with ETE.
Asset Overview
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
We are currently developing plans to convert certain existing pipeline assets from natural gas transportation to crude oil transportation.  These plans include the proposed abandonment of certain pipeline segments of Trunkline, which are currently operating in natural gas service, and the conversion of some or all of those segments of pipeline to crude oil transportation service.  Trunkline's application to abandon those segments of pipeline from natural gas service, filed July 26, 2012, is currently pending before the FERC.  As of February 13, 2013, ETP and Enbridge (U.S.), Inc. entered into an agreement under which they will jointly market a project to transport up to 420,000 Bbls/d of crude oil from Patoka, Illinois, to refinery markets in and around Memphis, Tennessee, Baton Rouge, Louisiana, and St. James, Louisiana, utilizing a combination of newly constructed pipeline and approximately 574 miles of pipeline to be abandoned by Trunkline.  Subject to receipt of sufficient customer commitments for long-term transportation capacity and regulatory approvals, this project is expected to be in service by 2015.
We are currently studying the commercial and engineering feasibility of constructing a liquefaction facility at Trunkline LNG's existing Lake Charles LNG, regasification terminal. The project is anticipated to utilize a portion of the existing LNG regasification infrastructure, including storage tanks and marine facilities, and is expected to have the capacity to export up to 15 million tons per annum of LNG.  We expect to complete certain studies, permits and approvals through 2014, and we do not anticipate making any significant capital expenditures related to this project prior to the completion of those items.
Panhandle earns most of its revenue by entering into firm transportation and storage contracts, providing capacity for customers to transport and store natural gas or LNG in its facilities.  The Company provides firm transportation services under contractual arrangements to local distribution company customers and their affiliates, natural gas marketers, producers, other pipelines, electric power generators and a variety of end-users.  The Company’s pipelines offer both firm and interruptible transportation to customers on a short-term and long-term basis.  Demand for natural gas transmission on the Company’s pipeline systems peaks during the winter months, with the highest throughput and a higher portion of annual total operating revenues occurring during the first and fourth calendar quarters.  Average reservation revenue rates realized by the Company are dependent on certain factors, including but not limited to rate regulation, customer demand for capacity, and capacity sold for a given period and, in some cases, utilization of capacity.  Commodity or utilization revenues, which are more variable in nature, are dependent upon a number of factors including weather, storage levels and pipeline capacity availability levels, and customer demand for firm and interruptible services, including parking services.  The majority of Panhandle’s revenues are related to firm capacity reservation charges, which reservation charges accounted for approximately 87% of total revenues in 2012.

The following table provides a summary of pipeline transportation (including deliveries made throughout the Company’s pipeline network) in TBtu:

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012	Years Ended December 31,
			2011	2010
PEPL transportation	430	152	564	563
Trunkline transportation	533	177	743	664
Sea Robin transportation	91	20	113	172
The following table provides a summary of certain statistical information associated with the Company at the date indicated:

December 31, 2012
Approximate Miles of Pipelines
PEPL	6,000
Trunkline	3,000
Sea Robin	1,000
Peak Day Delivery Capacity (Bcf/d)
PEPL	2.8
Trunkline	1.7
Sea Robin	1.9
Trunkline LNG Peak Send Out Capacity (Bcf/d)	2.1
Underground Storage Capacity-Owned (Bcf)	68.1
Underground Storage Capacity-Leased (Bcf)	33.3
Trunkline LNG Terminal Storage Capacity (Bcf)	9.0
Approximate Average Number of Transportation Customers	500
Weighted Average Remaining Life in Years of Firm Transportation Contracts (1)
PEPL	5.7
Trunkline	8.9
Sea Robin (2)	N/A
Weighted Average Remaining Life in Years of Firm Storage Contracts (1)
PEPL	8.8
Trunkline	6.0

(1)	Weighted by firm capacity volumes.

(2)	Sea Robin’s contracts are primarily interruptible, with only four firm contracts in place.
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
For additional information regarding the Company’s regulation and rates, see “Item 1. Business – Environmental”, “Item 1A.  Risk Factors” and Note 4 to our consolidated financial statements.
Competition
The interstate pipeline and storage systems of the Company compete with those of other interstate and intrastate pipeline companies in the transportation and storage of natural gas.  The principal elements of competition among pipelines are rates, terms of service, flexibility and reliability of service.
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
OTHER MATTERS
Environmental
The Company is subject to federal, state and local laws and regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters.  These laws and regulations require the Company to conduct its operations in a specified manner and to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Failure to comply with environmental requirements may expose the Company to significant fines, penalties and/or interruptions in operations.  The Company’s environmental policies and procedures are designed to achieve compliance with such laws and regulations.  These evolving laws and regulations and claims for damages to property, employees, other persons and the environment resulting from current or past operations may result in significant expenditures and liabilities in the future.  The Company engages in a process of updating and revising its procedures for the ongoing evaluation of its operations to identify potential environmental exposures and enhance compliance with regulatory requirements.  For additional information concerning the impact of environmental regulation on the Company, see “Item 1A. Risk Factors” and Note 15 to our consolidated financial statements.
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
Oil Insurance Limited (OIL), the Company’s member mutual property insurer, revised its windstorm insurance coverage effective January 1, 2010.  Based on the revised coverage,  the per occurrence windstorm claims for onshore and offshore assets are limited to $250 million per member subject to a fixed 60% payout, up to $150 million per member, and are subject to the $750 million aggregate limit for total payout to members per incident and a $10 million deductible. The revised windstorm coverage also limits annual individual member recovery to $300 million in the aggregate. The Company has also purchased additional excess insurance coverage for its onshore assets arising from windstorm damage, which provides up to an additional $100 million of property insurance coverage over and above existing coverage or in excess of the base OIL coverage.  In the event windstorm damage claims are made by the Company for its onshore assets and such damage claims are subject to a scaled or aggregate limit reduction by OIL, the Company may have additional uninsured exposure prior to application of the excess insurance coverage.
Employees
At January 31, 2013, the Company had 1,065 employees.  Of these employees, 218 were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International AFL-CIO, CLC.  The current union contract expires on May 27, 2014.
SEC Reporting
We file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any related amendments and supplements thereto with the SEC. You may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-732-0330. In addition, the SEC maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
We provide electronic access, free of charge, to our periodic and current reports on our internet website located at http://www.sug.com. These reports are available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. Information contained on our website is not part of this report.
ITEM 1A. RISK FACTORS
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
Risks That Relate to the Company
The Company has substantial debt and may not be able to obtain funding or obtain funding on acceptable terms because of deterioration in the credit and capital markets.  This may hinder or prevent the Company from meeting its future capital needs.
The Company has a significant amount of debt outstanding.  As of December 31, 2012, consolidated debt on the consolidated balance sheets totaled $1.76 billion outstanding, compared to total capitalization (long- and short-term debt plus partners’ capital) of $5.80 billion.
Covenants exist in certain of the Company’s debt agreements that require the Company to maintain a fixed charge coverage ratio, a leverage ratio and to meet certain ratios of earnings before depreciation, interest and taxes to cash interest expense. A failure by the Company to satisfy any such covenant would give rise to an event of default under the associated debt, which could become immediately due and payable if the Company did not cure such default within any permitted cure period or if the Company did not obtain amendments, consents or waivers from its lenders with respect to such covenants. Any such acceleration or inability to borrow could cause a material adverse change in the Company’s financial condition.
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
Further, in order for the Company to receive equity contributions or loans from its parent, Southern Union, certain state regulatory approvals are required.  This may limit the Company’s overall access to sources of capital otherwise available.  Restrictions on the Company’s ability to access capital markets could affect its ability to execute its business plan or limit its ability to pursue improvements or acquisitions on which it may otherwise rely for future growth.

Credit ratings downgrades could increase the Company’s financing costs and limit its ability to access the capital markets.
The Company is not party to any lending agreement that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit rating, nor would a reduction in any credit rating, by itself, cause an event of default under any of the Company’s lending agreements.  However, if its current credit ratings were downgraded below investment grade, the Company could be negatively impacted as follows:

•	Borrowing costs associated with existing debt obligations could increase in the event of a credit rating downgrade;

•	The costs of refinancing debt that is maturing or any new debt issuances could increase due to a credit rating downgrade; and

•	FERC may be unwilling to allow the Company to pass along increased debt service costs to natural gas customers.
The Company’s credit rating can be impacted by the credit rating and activities of its parent company, Southern Union.  Thus, adverse impacts to Southern Union and its activities, which may include activities unrelated to the Company, may have adverse impacts on the Company’s credit rating and financing and operating costs.
The financial soundness of the Company’s customers could affect its business and operating results and the Company’s credit risk management may not be adequate to protect against customer risk.
As a result of macroeconomic challenges that have impacted the economy of the United States and other parts of the world, the Company’s customers may experience cash flow concerns.  As a result, if customers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, accounts receivable owed to the Company.  The Company’s credit procedures and policies may not be adequate to fully eliminate customer credit risk.  In addition, in certain situations, the Company may assume certain additional credit risks for competitive reasons or otherwise.  Any inability of the Company’s customers to pay for services could adversely affect the Company’s financial condition, results of operations and cash flows.
The Company is controlled by Holdco.
The Company is an indirect wholly-owned subsidiary of ETP Holdco, which is owned and controlled by ETP.  ETP executives serve as the board of managers and as executive officers of the Company.  Accordingly, ETP Holdco controls and directs all of the Company’s business affairs, decides all matters submitted for member approval and may unilaterally effect changes to its management team.  In circumstances involving a conflict of interest between ETP Holdco, on the one hand, and the Company’s creditors, on the other hand, the Company can give no assurance that ETP Holdco would not exercise its power to control the Company in a manner that would benefit ETP Holdco to the detriment of the Company’s creditors.
Some of our executive officers and directors face potential conflicts of interest in managing our business.
Certain of our executive officers and directors are also officers and/or directors of ETE and/or ETP. These relationships may create conflicts of interest regarding corporate opportunities and other matters. The resolution of any such conflicts may not always be in our or our Unitholders' best interests. In addition, these overlapping executive officers and directors allocate their time among us and ETE and/or ETP. These officers and directors face potential conflicts regarding the allocation of their time, which may adversely affect our business, results of operations and financial condition.
Our affiliates may compete with us.
Our affiliates and related parties are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us.
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
The impact that terrorist attacks, such as the attacks of September 11, 2001, may have on the energy industry in general, and on the Company in particular, is not known at this time. Uncertainty surrounding military activity may affect the Company’s operations in unpredictable ways, including disruptions of fuel supplies and markets and the possibility that infrastructure facilities, including pipelines, LNG facilities, gathering facilities and processing plants, could be direct targets of, or indirect casualties of, an act of terror or a retaliatory strike. The Company may have to incur significant additional costs in the future to safeguard its physical assets.
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
The inability to continue to access lands owned by third parties could adversely affect the Company’s ability to operate and/or expand its pipeline and gathering and processing businesses.
The ability the Company to operate in certain geographic areas will depend on their success in maintaining existing rights-of-way and obtaining new rights-of-way. Securing additional rights-of-way is also critical to the Company’s ability to pursue expansion projects.  Even though the Company generally has the right of eminent domain, the Company cannot assure that it will be able to acquire all of the necessary new rights-of-way or maintain access to existing rights-of-way upon the expiration of the current rights-of-way or that all of the rights-of-way will be obtainable in a timely fashion. The Company’s financial position could be adversely affected if the costs of new or extended rights-of-way materially increase or the Company is unable to obtain or extend the rights-of-way timely.
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
The Company is subject to extensive federal, state and local laws and regulations regulating the environmental aspects of its business (including air emissions), which are complex, change from time to time and have tended to become increasingly strict. These laws and regulations have necessitated, and in the future may necessitate, increased capital expenditures and operating costs. In addition, certain environmental laws may result in liability without regard to fault concerning contamination at a broad range of properties, including currently or formerly owned, leased or operated properties and properties where the Company disposed of, or arranged for the disposal of, waste.
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
An impairment of goodwill and intangible assets could reduce our earnings.
As of December 31, 2012, our consolidated balance sheet reflected $1.79 billion of goodwill. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners' capital and balance sheet leverage as measured by debt to total capitalization.
The use of derivative financial instruments could result in material financial losses by us.
From time to time, we have sought to reduce our exposure to fluctuations in commodity prices and interest rates by using derivative financial instruments and other risk management mechanisms and by our trading, marketing and/or system optimization activities. To the extent that we hedge our commodity price and interest rate exposures, we forgo the benefits we would otherwise experience if commodity prices or interest rates were to change in our favor.
The accounting standards regarding hedge accounting are very complex, and even when we engage in hedging transactions that are effective economically (whether to mitigate our exposure to fluctuations in commodity prices, or to balance our exposure to fixed and variable interest rates), these transactions may not be considered effective for accounting purposes. Accordingly, our consolidated financial statements may reflect some volatility due to these hedges, even when there is no underlying economic impact at that point. It is also not always possible for us to engage in a hedging transaction that completely mitigates our exposure to commodity prices. Our consolidated financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into a completely effective hedge.
In addition, even though monitored by management, our derivatives activities can result in losses. Such losses could occur under various circumstances, including if a counterparty does not perform its obligations under the derivative arrangement, the hedge is imperfect, commodity prices move unfavorably related to our physical or financial positions or hedging policies and procedures are not followed.
The adoption of the Dodd-Frank Act could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business, resulting in our operations becoming more volatile and our cash flows less predictable.
Congress has adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The legislation was signed into law by President Obama on July 21, 2010 and requires the U.S. Commodity Futures Trading Commission (“CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the new legislation. While certain regulations have been promulgated and are already in effect, the rulemaking and implementation process is still ongoing, and we cannot yet predict the ultimate effect of the rules and regulations on our business.
The Dodd-Frank Act expanded the types of entities that are required to register with the CFTC and the SEC as a result of their activities in the derivatives markets or otherwise become specifically qualified to enter into derivatives contracts. We will be required to assess our activities in the derivatives markets, and to monitor such activities on an ongoing basis, to ascertain and to identify any potential change in our regulatory status.
Reporting and recordkeeping requirements also could significantly increase operating costs and expose us to penalties for non-compliance. Certain CFTC recordkeeping requirements became effective on October 14, 2010, and additional recordkeeping requirements will be phased in through April 2013. Beginning on December 31, 2012, certain CFTC reporting rules became effective, and additional reporting requirements will be phased in through April 2013. These additional recordkeeping and reporting requirements may require additional compliance resources. Added public transparency as a result of the reporting rules may also have a negative effect on market liquidity which could also negatively impact commodity prices and our ability to hedge.
The CFTC has also issued regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. The CFTC's position limits rules were to become effective on October 12, 2012, but a United States District Court vacated and remanded the position limits rules to the CFTC. The CFTC has appealed that ruling and it is uncertain at this time whether, when, and to what extent the CFTC's position limits rules will become effective.
The new regulations may also require us to comply with certain margin requirements for our over-the-counter derivative contracts with certain CFTC- or SEC-registered entities that could require us to enter into credit support documentation and/or post significant amounts of cash collateral, which could adversely affect our liquidity and ability to use derivatives to hedge our commercial price risk; however, the proposed margin rules are not yet final and therefore the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.
The new legislation also requires that certain derivative instruments be centrally cleared and executed through an exchange or other approved trading platform. Mandatory exchange trading and clearing requirements could result in increased costs in the form of additional margin requirements imposed by clearing organizations. On December 13, 2012, the CFTC published final rules regarding mandatory clearing of certain interest rate swaps and certain index credit default swaps and setting compliance dates for different categories of market participants, the earliest of which is March 11, 2013. The CFTC has not yet proposed any rules requiring the clearing of any other classes of swaps, including physical commodity swaps. Although there may be an exception to the mandatory exchange trading and clearing requirement that applies to our trading activities, we must obtain approval from the board of directors of our General Partner and make certain filings in order to rely on this exception. In addition, mandatory clearing requirements applicable to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging.
Rules promulgated under the Dodd-Frank Act further defined forwards as well as instances where forwards may become swaps. Because the CFTC rules, interpretations, no-action letters, and case law are still developing, it is possible that some arrangements that previously qualified as forwards or energy service contracts may fall in the regulatory category of swaps or options. In addition, the CFTC's rules applicable to trade options may further impose burdens on our ability to conduct our traditional hedging operations and could become subject to CFTC investigations in the future.
The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through restrictions on the types of collateral we are required to post), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable. Finally, if we fail to comply with applicable laws, rules or regulations, we may be subject to fines, cease-and-desist orders, civil and criminal penalties or other sanctions.
The Company’s business could be affected adversely by union disputes and strikes or work stoppages by its unionized employees.
As of January 31, 2013, approximately 218 of the Company’s 1,065 employees were represented by collective bargaining units under collective bargaining agreements.  Any future work stoppage could, depending on the affected operations and the length of the work stoppage, have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
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
Recently proposed rules regulating air emissions from natural gas operations could cause us to incur increased capital expenditures and operating costs, which may be significant.
On April 17, 2012, the EPA issued final rules that would establish new air emission controls for natural gas production and processing operations. Specifically, the EPA's proposed rule package includes New Source Performance Standards (“NSPS”) to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”), and a separate set of emission standards to address hazardous air pollutants frequently associated with natural gas production and processing activities. The EPA's proposal would require the reduction of VOC emissions from natural gas production facilities by mandating the use of "green completions" for hydraulic fracturing by January 2015, which requires the operator to recover rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process. The proposed rules also would establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. In addition, the rules would establish new leak detection requirements for natural gas processing plants. These rules will require us to modify certain of our operations, including the possible installation of new equipment. Compliance with such rules will be required within three years of their effective date, and it could result in significant costs, including increased capital expenditures and operating costs, which may adversely impact our business.
Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the natural gas that we transport, store or otherwise handle.
In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. The EPA has recently adopted rules regulating greenhouse gas emissions under the Clean Air Act, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and another which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011. In November 2011, the EPA also adopted rules requiring companies with facilities that emit over 25,000 metric tons or more of carbon dioxide to report their greenhouse gas emissions to the EPA by September 30, 2012, a requirement with which we timely complied.

In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase may be reduced over time in an effort to achieve the overall greenhouse gas emission reduction goal.
The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, natural gas, NGLs, crude oil and refined products. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations.
Some have suggested that one consequence of climate change could be increased severity of extreme weather, such as increased hurricanes and floods. If such effects were to occur, our operations could be adversely affected in various ways, including damages to our facilities from powerful winds or rising waters, or increased costs for insurance. Another possible consequence of climate change is increased volatility in seasonal temperatures. The market for our fuels is generally improved by periods of colder weather and impaired by periods of warmer weather, so any changes in climate could affect the market for the fuels that we produce. Despite the use of the term “global warming” as a shorthand for climate change, some studies indicate that climate change could cause some areas to experience temperatures substantially colder than their historical averages. As a result, it is difficult to predict how the market for our fuels could be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it would be expected to have an adverse effect on our business.
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
The costs of providing postretirement health care benefits and related funding requirements are subject to changes in other postretirement fund values and fluctuating actuarial assumptions and may have a material adverse effect on the Company’s financial results.  In addition, the passage of the Health Care Reform Act in 2010 could significantly increase the cost of providing health care benefits for Company employees.
The Company provides postretirement healthcare benefits to certain of its employees.  The costs of providing postretirement health care benefits and related funding requirements are subject to changes in postretirement fund values and fluctuating actuarial assumptions that may have a material adverse effect on the Company’s future financial results.  In addition, the passage of the Health Care Reform Act of 2010 could significantly increase the cost of health care benefits for its employees.  While certain of the costs incurred in providing such postretirement healthcare benefits are recovered through the rates charged by the Company’s regulated businesses, the Company may not recover all of its costs and those rates are generally not immediately responsive to current market conditions or funding requirements.  Additionally, if the current cost recovery mechanisms are changed or eliminated, the impact of these benefits on operating results could significantly increase.

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
The Company’s transportation and storage business is also influenced by fluctuations in costs, including operating costs such as insurance, postretirement and other benefit costs, wages, outside contractor services costs, asset retirement obligations for certain assets and other operating costs.  The profitability of regulated operations depends on the business’ ability to collect such increased costs as a part of the rates charged to its customers.  To the extent that such operating costs increase in an amount greater than that for which revenue is received, or for which rate recovery is allowed, this differential could impact operating results.  The lag between an increase in costs and the ability of the Company to file to obtain rate relief from FERC to recover those increased costs can have a direct negative impact on operating results.  As with any request for an increase in rates in a regulatory filing, once granted, the rate increase may not be adequate.  In addition, FERC may prevent the business from passing along certain costs in the form of higher rates. Competition may prevent the recovery of increased costs even if allowed in rates.
FERC may also exercise its Section 5 authority to initiate proceedings to review rates that it believes may not be just and reasonable.  FERC has recently exercised this authority with respect to several other pipeline companies, as it had in 2007 with respect to Southwest Gas.  If FERC were to initiate a Section 5 proceeding against the Company and find that the Company’s rates at that time were not just and reasonable due to a lower rate base, reduced or disallowed operating costs, or other factors, the applicable maximum rates the Company is allowed to charge customers could be reduced and the reduction could potentially have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.  In 2010, in response to an intervention and protest filed by BG LNG Services (BGLS) regarding its rates with Trunkline LNG applicable to certain LNG expansions, FERC determined that there was no reason at that time to expend FERC’s resources on a Section 5 proceeding with respect to Trunkline LNG even though cost and revenue studies provided by the Company to FERC indicated Trunkline LNG’s revenues were in excess of its associated cost of service.  However, since the current fixed rates expire at the end of 2015 and revert to tariff rate for these LNG expansions as well as the base LNG facilities for which rates were set in 2002, a Section 5 proceeding could be initiated at that time and result in significant revenue reductions if the cost of service remains lower than revenues.  For additional related information, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters – Trunkline LNG Cost and Revenue Study.
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
The interstate pipeline and storage business of the Company competes with those of other interstate and intrastate pipeline companies in the transportation and storage of natural gas.  The principal elements of competition among pipelines are rates, terms of service and the flexibility and reliability of service.  Natural gas competes with other forms of energy available to the Company’s customers and end-users, including electricity, coal and fuel oils.  The primary competitive factor is price.  Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the capability to convert to alternate fuels and other factors, including weather and natural gas storage levels, affect the demand for natural gas in the areas served by the Company.
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
The Company’s top two customers accounted for 43% of its 2012 revenue.  The loss of any one or more of these customers could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.  Forward-looking statements are based on management’s beliefs and assumptions.  These forward-looking statements, which address the Company’s expected business and financial performance, among other matters, are identified by terms and phrases such as:  anticipate, believe, intend, estimate, expect, continue, should, could, may, plan, project, predict, will, potential, forecast and similar expressions.  Forward-looking statements involve risks and uncertainties that may or could cause actual results to be materially different from the results predicted.  Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•
changes in demand for natural gas or NGL and related services by customers, in the composition of the Company’s customer base and in the sources of natural gas or NGL accessible to the Company’s system;

•
the effects of inflation and the timing and extent of changes in the prices and overall demand for and availability of natural gas or NGL as well as electricity, oil, coal and other bulk materials and chemicals;

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

•	declines in the market prices of equity and debt securities and resulting funding requirements for other postretirement benefit plans;

•	acts of nature, sabotage, terrorism or other similar acts that cause damage to the facilities or those of the Company’s suppliers’ or customers’ facilities;

•	market risks beyond the Company’s control affecting its risk management activities including market liquidity, commodity price volatility and counterparty creditworthiness;

•	the availability/cost of insurance coverage and the ability to collect under existing insurance policies;

•	the risk that material weaknesses or significant deficiencies in internal controls over financial reporting could emerge or that minor problems could become significant;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
See “Item 1. Business” for information concerning the general location and characteristics of the important physical properties and assets of the Company.
ITEM 3. LEGAL PROCEEDINGS
The Company and certain of its affiliates are occasionally parties to lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing.  The Company and its affiliates are also subject to various federal, state and local laws and regulations relating to the environment, as described in “Item 1. Business – Regulation”. Several of these companies have been named parties to various actions involving environmental issues.  Based on the Company’s current knowledge and subject to future legal and factual developments, the Company’s management believes that it is unlikely that these actions, individually or in the aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows.  For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other legal matters, reference is made to Note 4 and Note 15 to our consolidated financial statements. Also see “Item 1A. Risk Factors”.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Southern Union Panhandle, LLC, an indirect wholly-owned subsidiary of Southern Union, serves as the general partner of PEPL and owns a 1% general partnership interest in PEPL.  PEPL Holdings, LLC, an indirect wholly-owned subsidiary of Southern Union, owns a 99% limited partnership interest in PEPL. See Note 1 to our consolidated financial statements.
ITEM 6. SELECTED FINANCIAL DATA
Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Tabular dollar amounts are in millions)
Introduction
The information in Item 7 has been prepared pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K. Accordingly, this Item 7 includes only management’s narrative analysis of the results of operations and certain supplemental information.
Overview
The Company’s business purpose is to provide interstate transportation and storage of natural gas in a safe, efficient and dependable manner.  The Company operates approximately 10,000 miles of interstate pipelines that transport up to 6.4 Bcf/d of natural gas.  Demand for natural gas transmission services on the Company’s pipeline system is seasonal, with the highest throughput and a higher portion of annual total operating revenues occurring in the traditional winter heating season, which occurs during the first and fourth calendar quarters.  For additional information related to the Company’s line of business, locations of operations and services provided, see “Item 1. Business”.
The Company’s business is conducted through both short- and long-term contracts with customers.  Shorter-term contracts, both firm and interruptible, tend to have a greater impact on the volatility of revenues.  Short-term and long-term contracts are affected by changes in market conditions and competition with other pipelines, changing supply sources and volatility in natural gas prices and basis differentials.  Since the majority of the Company’s revenues are related to firm capacity reservation charges, which customers pay whether they utilize their contracted capacity or not, volumes transported do not have as significant an impact on revenues over the short-term.  However, longer-term demand for capacity may be affected by changes in the customers’ actual and anticipated utilization of their contracted capacity and other factors.  For additional information concerning the Company’s related risk factors and the weighted average remaining lives of firm transportation and storage contracts, see “Item 1A. Risk Factors” and “Item 1. Business”, respectively.
The Company’s regulated transportation and storage businesses can file (or be required to file) for changes in their rates, which are subject to approval by FERC.  Although a significant portion of the Company’s contracts are discounted or negotiated rate contracts, changes in rates and other tariff provisions resulting from regulatory proceedings have the potential to impact negatively the Company’s results of operations and financial condition.  For information related to the status of current rate filings, see “Item 1. Business – Regulation”.
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

The most significant impacts of the new basis of accounting during the successor periods were (i) higher depreciation expense due to the step-up of depreciable assets and assignment of purchase price to certain amortizable intangible assets and (ii) lower interest expense (though not cash payments) for the remaining life of the related long-term debt due to its revaluation and related debt premium amortization. Depreciation and amortization expense recognized in the successor periods subsequent to March 25, 2012 increased by approximately $8 million per quarter as a direct result of the application of the new basis of accounting. Interest expense recognized in the successor periods subsequent to March 25, 2012 decreased by approximately $8 million per quarter as a direct result of the application of the new basis of accounting.
The results of operations for successor and predecessor periods included herein reflect certain merger-related expenses, which are not expected to have a continuing impact on the results going forward, and those amounts are discussed in the results below. For information regarding expenses related to the merger, see Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K. The Holdco Transaction did not result in a new basis of accounting for Southern Union or Panhandle.
The following table illustrates the results of operations of the Company for the periods presented:

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012	Year Ended December 31, 2011
OPERATING REVENUES:
Transportation and storage of natural gas	$417	$140	$574
LNG terminalling	166	51	220
Other	9	3	10
Total operating revenues (1)	592	194	804
OPERATING EXPENSES:
Operating, maintenance and general	173	53	221
Operating, maintenance and general - affiliate	61	14	58
Depreciation and amortization	125	30	128
Taxes, other than on income	28	9	35
Total operating expenses	387	106	442
OPERATING INCOME	205	88	362
OTHER INCOME (EXPENSE):
Interest expense	(43)	(25)	(108)
Interest income - affiliates	2	2	9
Total other expenses, net	(41)	(23)	(99)
INCOME BEFORE INCOME TAX EXPENSE	164	65	263
Income tax expense	76	25	95
NET INCOME	$88	$40	$168
Panhandle natural gas volumes transported (TBtu): (2)
PEPL	430	152	564
Trunkline	533	177	743
Sea Robin	91	20	113

(1)
Reservation revenues comprised 87% of total operating revenues in the successor period. Reservation revenues comprised 88% and 89% of total operating revenues in the 2012 and 2011 predecessor periods, respectively.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.

The following is a discussion of the significant items and variances impacting the Company’s net income during the periods presented above:
Operating Revenues. Operating revenues were lower in the successor period primarily due to the impact of customer contract buyouts of $14 million in 2011.
Operating Expenses. The successor period included merger-related expenses of approximately $48 million, offset by a curtailment gain on our OPEB plans of $11 million. The year ended December 31, 2011 reflected legal expenses that were lower than the legal expenses recorded during the predecessor and successor periods in 2012; this was due to settlement in 2011 of certain litigation with several contractors related to the Company’s East End project. The successor period also reflected higher depreciation compared to the predecessor period, due to the step-up in depreciable assets in connection with the merger, offset by lower corporate allocations due to merger-related synergies.
Interest Expense. Interest expense was lower in the successor period primarily due to amortization of the long-term debt fair value adjustment recorded in connection with the merger as well as the termination of interest rate swaps.
Income Taxes. Income taxes increased relative to income before income tax expense during the successor period primarily due to the impact of non-deductible merger-related expenses.
For information regarding expenses related to the merger, see Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K.
Supplemental Pro Forma Financial Information
The following unaudited pro forma consolidated financial information of the Company has been prepared in accordance with Article 11 of Regulation S-X and reflects the pro forma impacts of the ETE Merger for the years ended December 31, 2012 and 2011, giving effect to the ETE Merger as if it had occurred on January 1, 2011. This unaudited pro forma financial information is provided to supplement the discussion and analysis of the historical financial information and should be read in conjunction with such historical financial information. This unaudited pro forma information is for illustrative purposes only and is not necessarily indicative of the financial results that would have occurred if the ETE Merger had been consummated on January 1, 2011.

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012	Pro Forma Adjustments		Pro Forma Year Ended December 31, 2012
OPERATING REVENUES	$592	$194	$—		$786
OPERATING EXPENSES:
Operating, maintenance and general	173	53	—		226
Operating, maintenance and general - affiliate	61	14	(37)	(a)	38
Depreciation and amortization	125	30	8	(b)	163
Taxes, other than on income	28	9			37
Total operating expenses	387	106	(29)		464
OPERATING INCOME	205	88	29		322
OTHER INCOME (EXPENSE):
Interest expense	(43)	(25)	8	(c)	(60)
Interest income - affiliates	2	2	—		4
Total other expenses, net	(41)	(23)	8		(56)
INCOME BEFORE INCOME TAX EXPENSE	164	65	37		266
Income tax expense	76	25	6	(d)	107
NET INCOME	88	40	31		159

	Predecessor
	Year Ended December 31, 2011	Pro Forma Adjustments		Pro forma Year Ended December 31, 2011
OPERATING REVENUES	$804	$—		$804
OPERATING EXPENSES:
Operating, maintenance and general	221	—		221
Operating, maintenance and general - affiliate	58	(2)	(a)	56
Depreciation and amortization	128	36	(b)	164
Taxes, other than on income	35	—		35
Total operating expenses	442	34		476
OPERATING INCOME	362	(34)		328
OTHER INCOME (EXPENSE):
Interest expense	(108)	32	(c)	(76)
Interest income - affiliates	9	—		9
Total other expenses, net	(99)	32		(67)
INCOME BEFORE INCOME TAX EXPENSE	263	(2)		261
Income tax expense	95	(1)		94
NET INCOME	$168	$(1)		$167

(a)
To eliminate the merger-related costs incurred by the Company in connection with the ETE Merger, including change in control and severance costs. These costs are eliminated from the Company’s pro forma income statement because such costs would not have a continuing impact on the Company’s results of operations.

(b)	To record incremental depreciation on the excess purchase price allocated to property, plant and equipment based on a weighted average useful life of 24 years.

(c)
To adjust amortization included in interest expense to (i) reverse historical amortization of financing costs and fair value adjustments related to debt and (ii) record pro forma amortization related to the pro forma adjustment of the Company’s debt to fair value.

(d)
To reflect income tax impacts from the pro forma adjustments to pre-tax income, including the elimination of the dividend received deduction recorded in the historical income tax provision for the predecessor periods in connection with the Company’s investment in Citrus.

Analysis of Supplemental Pro Forma Financial Information
Following is a discussion of the significant items impacting the pro forma results for the year ended December 31, 2012 compared to pro forma results for the year ended December 31, 2011.

•	Pro forma operating revenues were lower in 2012 compared to 2011 primarily due to the impact of customer contract buyouts of $14 million in 2011.

•	Pro forma operating, maintenance and general-affiliate were lower in 2012 compared to 2011 primarily due to decreased corporate allocations.

•	Pro forma interest expense was lower in 2012 compared to 2011 primarily due to lower pro forma interest expense resulting from the retirement of a $465 million term loan.

Other Matters
Regulation.  See Note 4 to our consolidated financial statements.
Environmental Matters.  The Company is subject to federal, state and local laws and regulations relating to the protection of the environment.  These evolving laws and regulations may require expenditures over a long period of time to control environmental impacts.  The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures.  These procedures are designed to achieve compliance with such laws and regulations.  For additional information concerning the impact of environmental regulation on the Company, see Note 15 to our consolidated financial statements.
Contractual Obligations.  The following table summarizes the Company’s expected contractual obligations by payment due date as of December 31, 2012:

	Contractual Obligations
	Total	2013	2014	2015	2016	2017	2018 and thereafter
Operating leases (1)	$83	$15	$14	$13	$6	$6	$29
Total long-term debt (2) (3)	1,621	250	—	455	—	300	616
Interest payments on debt (4)	432	81	72	65	63	63	88
Firm capacity payments (5)	150	28	33	27	22	21	19
OPEB funding (6)	48	8	8	8	8	8	8
Total (7)	$2,334	$382	$127	$568	$99	$398	$760

(1)	Lease of various assets utilized for operations.

(2)
The Company is party to debt agreements containing certain covenants that, if not satisfied, would give rise to an event of default that would cause such debt to become immediately due and payable.  Such covenants require the Company to maintain a fixed charge coverage ratio, a leverage ratio and to meet certain ratios of earnings before depreciation, interest and taxes to cash interest expense.  At December 31, 2012, the Company was in compliance with all of its covenants.  See Note 8 to our consolidated financial statements.

(3)	The long-term debt cash obligations exclude $136 million of unamortized fair value adjustments as of December 31, 2012.

(4)	Interest payments on debt are based upon the applicable stated or variable interest rates as of December 31, 2012.

(5)	Charges for third party storage capacity.

(6)	Panhandle is committed to the funding levels of $8 million per year until modified by future rate proceedings, the timing of which is uncertain.

(7)	Excludes non-current deferred tax liability of $853 million due to uncertainty of the timing of future cash flows for such liabilities.
Contingencies
See Note 15 to our consolidated financial statements.
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
Regulatory
See Note 4 to our consolidated financial statements.
Trunkline LNG Cost and Revenue Study.  On July 1, 2009, Trunkline LNG filed a Cost and Revenue Study with respect to the Trunkline LNG facility expansions completed in 2006, in compliance with FERC orders.  Such filing, which was as of March 31, 2009, reflected an annualized cost of service level for these expansions of $55 million, less than the associated actual revenues during the same period of $69 million.  BGLS filed a motion to intervene and protest on July 14, 2009.  By order dated July 26,

2010, FERC determined that since (i) Trunkline LNG has fixed negotiated rates with BGLS through 2015, which would be unaffected by any rate change that might be determined through hearing at this time, and (ii) current costs and revenues are not necessarily representative of Trunkline LNG’s costs and revenues at the termination of the negotiated rate period in 2015, there was no reason to expend FERC’s and the parties’ resources on a Natural Gas Act Section 5 proceeding at this time.  The order is final and not subject to rehearing.
LNG Export License.  On July 22, 2011, the United States Department of Energy, Office of Fossil Energy issued an order authorizing Lake Charles Exports, LLC, an entity owned by subsidiaries of the Company and BG Group plc, to export domestically produced LNG by vessel from Trunkline LNG’s Lake Charles LNG terminal.  The authorization, for a 25-year term beginning on the earlier of the date of first export or 10 years from the issuance of the order, permits export of up to approximately 2 Bcf/d to countries that have or will enter into a free trade agreement (FTA) with the United States that requires national treatment for trade in natural gas.  Lake Charles Exports, LLC is permitted to use the authorization to export LNG on its own behalf or as an agent for BGLS. A proceeding for approval to export to non-FTA countries is ongoing. Another affiliate of the Company, Trunkline LNG Export, LLC. has also filed with the United States Department of Energy, Office of Fossil Energy for LNG export authorization to export up to approximately 2 Bcf/d to FTA and non-FTA countries. This authorization is non-additive to the LCE authorization request, but is requested by Trunkline LNG Export, LLC to provide greater flexibility and optionality in their potential marketing of LNG.  The companies are developing plans to install liquefaction facilities at the Lake Charles terminal to export LNG. Modifications to the Lake Charles terminal would be subject to approval by the FERC.  The Company and BG Group plc have not finalized the economic terms of their arrangement, but the Company expects that any such arrangement will take into account, among other things, the December 31, 2015 termination of certain contracted rates at the existing Trunkline LNG terminal, which otherwise revert to tariff rates in 2016, and the term of BGLS contracts related to the Trunkline LNG terminal, which otherwise all expire in 2030.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The Company is subject to the risk of loss associated with movements in market interest rates.  The Company manages this risk through the use of fixed-rate debt, floating-rate debt and interest rate swaps.  Fixed-rate swaps are used to reduce the risk of increased interest costs during periods of rising interest rates.  Floating-rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates. The Company considers the impact of interest rate swaps to manage the risk of interest expense. At December 31, 2012, the interest rate on 72% of the Company’s long-term debt was fixed with no outstanding interest rate swaps.
At December 31, 2012, a 100 basis point change in the annual interest rate on all outstanding floating-rate debt would correspondingly change the Company’s interest payments by approximately less than $1 million for each month during which such change continued.  If interest rates changed significantly, the Company may take actions to manage its exposure to the change.
The change in exposure to loss in earnings and cash flow related to interest rate risk for the year ended December 31, 2012 is not material to the Company.
See Note 11 and Note 8 to our consolidated financial statements.
Commodity Price Risk
The Company is exposed to some commodity price risk with respect to natural gas used in operations by its interstate pipelines.  Specifically, the pipelines receive natural gas from customers for use in generating compression to move the customers’ natural gas.  Additionally the pipelines may have to settle system imbalances when customers’ actual receipts and deliveries do not match.  When the amount of natural gas utilized in operations by the pipelines differs from the amount provided by customers, the pipelines may use natural gas from inventory or may have to buy or sell natural gas to cover these or other operational needs, resulting in commodity price risk exposure to the Company.  In addition, there is other indirect exposure to the extent commodity price changes affect customer demand for and utilization of transportation and storage services provided by the Company.  At December 31, 2012, there were no hedges in place with respect to natural gas price risk associated with the Company’s interstate pipeline operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required here is included in the report as set forth in the Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2012.
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
Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting was based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework and applicable SEC rules, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a–15(f) or Rule 15d–15(f)) that occurred in the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Item 10, Directors, Executive Officers and Corporate Governance, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Item 11, Executive Compensation, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Item 13, Certain Relationships and Related Transactions, and Director Independence, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The Audit Committee of the Board of Directors of ETE appointed Grant Thornton LLP as our principal accountant to conduct the audit of our financial statements for the year ended December 31, 2012 on April 16, 2012.  PricewaterhouseCoopers LLC served as our independent registered public accountant for the year ended December 31, 2011.  The approval of Grant Thornton LLP occurred subsequent to the ETE merger but prior to the Holdco Transaction.
The following table sets forth fees billed by Grant Thornton LLP and PricewaterhouseCoopers LLC for the audits of our annual financial statements and other services rendered:

	Grant Thornton LLP	Pricewaterhouse-Coopers LLC
	2012	2011
Audit fees (1)	$456,250	$924,000
Total Fees	$456,250	$924,000

(1)
Includes fees for audits of annual financial statements of our companies, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC and services related to the audit of our internal controls over financial reporting.

Subsequent to the Holdco Transaction, the ETP Audit Committee is responsible for the oversight of our accounting, reporting and financial practices, pursuant to the charter of the ETP Audit Committee. The ETP Audit Committee has the responsibility to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors; pre-approve all audit and non-audit services to be provided, consistent with all applicable laws, to us by our external auditors; and establish the fees and other compensation to be paid to our external auditors. The ETP Audit Committee also oversees and directs our internal auditing program and reviews our internal controls.
The ETP Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by our principal independent accountants. The policy requires that all services provided by Grant Thornton LLP including audit services, audit-related services, tax services and other services, must be pre-approved by the ETP Audit Committee.

The ETP Audit Committee reviews the external auditors’ proposed scope and approach as well as the performance of the external auditors. It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, regularly reviews with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and, at least annually, uses its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items):

•	the auditors’ internal quality-control procedures;

•	any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors;

•	the independence of the external auditors;

•	the aggregate fees billed by our external auditors for each of the previous two years; and

•	the rotation of the lead partner.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements - see Index to Financial Statements appearing on page F-1.

(2)	Financial Statement Schedules - None.

(3)	Exhibits - see Index to Exhibits set forth on page E-1.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: March 1, 2013	By: /s/ Martin Salinas, Jr. Martin Salinas, Jr. Chief Financial Officer (duly authorized to sign on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Panhandle Pipe Line Company, LP, in the capacities and on the dates indicated:

	Signature	Title	Date

(i)	Principal executive officer: /s/ Kelcy L. Warren Kelcy L. Warren	Chief Executive Officer	March 1, 2013

(ii)	Principal financial officer: /s/ Martin Salinas, Jr. Martin Salinas, Jr.	Chief Financial Officer	March 1, 2013

(iii)	A majority of the Board of Directors of Southern Union Company, Sole Member of Southern Union Panhandle, LLC, General Partner of Panhandle Eastern Pipe Line Company, L.P

	Signature	Title	Date
	/s/ Marshall S. McCrea, III Marshall S. McCrea, III	President, Chief Operating Officer and Director, Southern Union Company	March 1, 2013

	/s/ John W. McReynolds John W. McReynolds	Director, Southern Union Company	March 1, 2013

	/s/ John D. Harkey, Jr. John D. Harkey, Jr.	Director, Southern Union Company	March 1, 2013

	/s/ Kyle Kutch Kyle Kutch	Director, Southern Union Company	March 1, 2013

INDEX TO EXHIBITS

Exhibit No.	Description

3(a)	Certificate of Formation of Panhandle Eastern Pipe Line Company, LP. (Filed as Exhibit 3.A to the Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

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

E -1

10(e)
Amended and Restated Promissory Note made by CrossCountry Citrus, LLC, as borrower, in favor of Trunkline LNG Holdings LLC, as holder, dated as of June 13, 2008 (Filed as Exhibit 10(d) to the Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

E -2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Southern Union Company and Board of Managers of
Panhandle Eastern Pipe Line Company, LP
We have audited the accompanying consolidated balance sheet of Panhandle Eastern Pipe Line Company, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, partners' capital, and cash flows for the period from March 26, 2012 to December 31, 2012 and for the period from January 1, 2012 to March 25, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panhandle Eastern Pipe Line Company, LP and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the period from March 26, 2012 to December 31, 2012 and for the period from January 1, 2012 to March 25, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Southern Union Company and Board of Managers of
Panhandle Eastern Pipe Line Company, LP

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Panhandle Eastern Pipe Line Company, LP and its subsidiaries at December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	Successor	Predecessor
	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Accounts receivable net of allowances of nil and $1, respectively	74	76
Accounts receivable from related companies	14	6
Natural gas imbalances receivable	10	53
Note receivable from related party	—	342
System natural gas and operating supplies	144	115
Other	20	21
Total current assets	262	613
PROPERTY, PLANT AND EQUIPMENT:
Plant in service	4,076	4,046
Construction work in progress	45	42
	4,121	4,088
Accumulated depreciation and amortization	(57)	(733)
Net property, plant and equipment	4,064	3,355
GOODWILL	1,785	—
NOTE RECEIVABLE FROM RELATED PARTY	831	688
OTHER NON-CURRENT ASSETS	108	19
Total assets	$7,050	$4,675

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	Successor	Predecessor
	December 31, 2012	December 31, 2011
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Current portion of long-term debt	$258	$342
Accounts payable	12	13
Accounts payable to related companies	27	52
Natural gas imbalances — payable	130	145
Accrued taxes	13	18
Accrued interest	13	14
Capital accruals	13	11
Other	56	56
Total current liabilities	522	651
LONG-TERM DEBT, less current portion	1,499	1,624
DEFERRED INCOME TAXES	853	538
OTHER NON-CURRENT LIABILITIES	135	70
COMMITMENTS AND CONTINGENCIES (Note 15)
PARTNERS’ CAPITAL:
Partners’ capital	4,050	1,809
Accumulated other comprehensive loss	(9)	(16)
Tax sharing note receivable — related party	—	(1)
Total partners’ capital	4,041	1,792
Total liabilities and partners’ capital	$7,050	$4,675

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012	Years Ended December 31,
			2011	2010
OPERATING REVENUES:
Transportation and storage of natural gas	$417	$140	$574	$561
LNG terminalling	166	51	220	199
Other	9	3	10	9
Total operating revenues	592	194	804	769
OPERATING EXPENSES:
Operating, maintenance and general	173	53	221	216
Operating, maintenance and general - affiliate	61	14	58	55
Depreciation and amortization	125	30	128	123
Taxes, other than on income	28	9	35	36
Total operating expenses	387	106	442	430
OPERATING INCOME	205	88	362	339
OTHER INCOME (EXPENSE):
Interest expense	(43)	(25)	(108)	(103)
Interest income - affiliates	2	2	9	9
Total other expenses, net	(41)	(23)	(99)	(94)
INCOME BEFORE INCOME TAX EXPENSE	164	65	263	245
Income tax expense	76	25	95	97
NET INCOME	$88	$40	$168	$148

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012	Years Ended December 31,
			2011	2010
Net income	$88	$40	$168	$148
Other comprehensive income (loss), net of tax:
Reclassification of unrealized loss on interest rate hedges into earnings	—	3	13	13
Change in fair value of interest rate hedges	—	—	(1)	(8)
Actuarial loss relating to postretirement benefits	(9)	—	(10)	(1)
Reclassification of prior service credit relating to other postretirement benefits into earnings	—	—	(1)	(1)
	(9)	3	1	3
Comprehensive income	$79	$43	$169	$151

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Dollars in millions)

	Partners’ Capital	Accumulated Other Comprehensive Loss	Tax Sharing Note Receivable-Related Party	Total
Predecessor
Balance, December 31, 2009	$1,493	$(20)	$(5)	$1,468
Tax sharing receivable - Southern Union	—	—	2	2
Net income	148	—	—	148
Other comprehensive income, net of tax	—	3	—	3
Balance, December 31, 2010	1,641	(17)	(3)	1,621
Tax sharing receivable - Southern Union	—	—	2	2
Net income	168	—	—	168
Other comprehensive income, net of tax	—	1	—	1
Balance, December 31, 2011	1,809	(16)	(1)	1,792
Tax sharing receivable - Southern Union	—	—	—	—
Net income	40	—	—	40
Other comprehensive income, net of tax	—	3	—	3
Balance, March 25, 2012	$1,849	$(13)	$(1)	$1,835

Successor
Balance, March 26, 2012	$3,962	$—	$(1)	$3,961
Tax sharing receivable - Southern Union	—	—	1	1
Net income	88	—	—	88
Other comprehensive loss, net of tax	—	(9)	—	(9)
Balance, December 31, 2012	$4,050	$(9)	$—	$4,041

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012	Years Ended December 31,
			2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88	$40	$168	$148
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	125	30	128	123
Deferred income taxes	86	19	76	52
Amortization of costs charged to interest	(24)	—	—	—
Net gain on curtailment of OPEB benefits	(11)	—	—	—
Changes in operating assets and liabilities, net of Merger impact	(77)	23	(28)	(21)
Net cash flows provided by operating activities	187	112	344	302
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in note receivable - related parties	(55)	255	(207)	(128)
Net (decrease) increase in income taxes payable - related parties	(43)	5	(10)	21
Additions to property, plant and equipment	(90)	(28)	(111)	(161)
Plant retirements and other	—	—	—	7
Net cash flows (used in) provided by investing activities	(188)	232	(328)	(261)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	455	—	—
Repayment of debt	—	(797)	(18)	(41)
Issuance costs of debt	—	(2)	—	—
Other	1	—	2	—
Net cash flows provided by (used in) financing activities	1	(344)	(16)	(41)
INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—	—
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—	—
CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts are in millions)

1.	OPERATIONS AND ORGANIZATION:
Panhandle is primarily engaged in the interstate transportation and storage of natural gas and also provides LNG terminalling and regasification services and is subject to the rules and regulations of the FERC.  The Company’s entities include the following:

•	PEPL, an indirect wholly-owned subsidiary of Southern Union, which is an indirect wholly-owned subsidiary of ETE;

•	Trunkline, a direct wholly-owned subsidiary of PEPL;

•	Sea Robin, an indirect wholly-owned subsidiary of PEPL;

•	LNG Holdings, an indirect wholly-owned subsidiary of PEPL;

•	Trunkline LNG, a direct wholly-owned subsidiary of LNG Holdings; and

•	Southwest Gas, a direct wholly-owned subsidiary of PEPL.
The Company’s assets consist of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region, as well as, owned underground storage capacity.  The Company also owns and operates an LNG import terminal located on Louisiana’s Gulf Coast, as well as, an above ground LNG storage facility.
Southern Union Panhandle, LLC, an indirect wholly-owned subsidiary of Southern Union, serves as the general partner of PEPL and owns a 1% general partnership interest in PEPL.  PEPL Holdings, LLC, an indirect wholly-owned subsidiary of Southern Union, owns a 99% limited partnership interest in PEPL.
See Note 3 for information related to Southern Union’s merger with ETE and the completion of the Holdco Transaction.

2.	ESTIMATES, SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:
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
Principles of Consolidation.  The consolidated financial statements include the accounts of all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances.  Investments in which the Company has significant influence over the operations of the investee are accounted for using the equity method.
Business Combination Accounting. Southern Union’s March 26, 2012 merger transaction with ETE was accounted for by ETE using business combination accounting.  Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value.  By the application of “push-down” accounting, PEPL’s assets, liabilities and partners’ capital were accordingly adjusted to fair value on March 26, 2012.  Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.  See Note 3 for a discussion of the estimated fair values of assets and liabilities recorded in connection with the ETE Merger.
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
Cash and Cash Equivalents.  Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less. Total cash balances at December 31, 2012, 2011 and 2010 were each less than 1 million, respectively.
Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012	Years Ended December 31,
			2011	2010
Supplemental Cash Flow Information:
Cash paid for interest, net of interest capitalized	$75	$17	$106	$102
Cash paid for income taxes	32	—	35	22
Inventories. System natural gas and operating supplies consist of natural gas held for operations and materials and supplies, both of which are carried at the lower of weighted average cost or market, while natural gas owed back to customers is valued at market. The natural gas held for operations that the Company does not expect to consume in its operations in the next twelve months is reflected in non-current assets.
The following table presents the components of inventory at the dates indicated:

	Successor	Predecessor
	December 31, 2012	December 31, 2011
Current
Natural gas (1)	$124	$96
Materials and supplies	20	19
Total current	144	115
Non-Current
Natural gas (1)	—	3
	$144	$118

(1)	Natural gas volumes held for operations at December 31, 2012 and 2011 were 34,891,000 MMBtu and 29,718,000 MMBtu, respectively.
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
Interest Cost Capitalized.  The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use.  Interest costs incurred during the construction period are capitalized and amortized over the life of the assets.
For additional information, see Note 13.
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
Goodwill.  Goodwill resulting from a purchase business combination is not amortized, but instead is tested for impairment at the Company’s reporting unit level at least annually as of November 30 by applying a fair-value based test.  The annual impairment test is updated if events or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its book carrying value.  No goodwill impairments were recorded for the periods presented in these consolidated financial statements.
Related Party Transactions. Related party expenses primarily include payments for services provided by Southern Union.  Other income is primarily related to interest income on a note receivable from a related party.  See Note 5 for additional information on related party transactions.
A portion of the Company’s revenues for the transportation of natural gas includes revenues from MGE, a division of Southern Union that is a natural gas utility having a service territory covering Kansas City, Missouri and parts of western Missouri.
PEPL and certain of its subsidiaries are not treated as separate taxpayers for federal and certain state income tax purposes.  Instead, the Company’s income is taxable to Southern Union.  The Company has entered into a tax sharing agreement with Southern Union pursuant to which the Company will be required to make payments to Southern Union in order to reimburse Southern Union for federal and state taxes that it pays on the Company’s income, or to receive payments from Southern Union to the extent that tax losses generated by the Company are utilized by Southern Union.  In addition, the Company’s subsidiaries that are corporations are included in consolidated and combined federal and state income tax returns filed by Southern Union.  The Company’s liability generally is equal to the liability that the Company and its subsidiaries would have incurred based upon the Company’s taxable income if the Company was a taxpayer filing separately from Southern Union, except that the Company will receive credit under an intercompany note for any increased liability resulting from its tax basis in its assets having been reduced as a result of the like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended.  The tax sharing agreement may be amended from time to time.
Environmental Expenditures.  Environmental expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed.  Environmental expenditures relating to current or future revenues are expensed or capitalized as appropriate.  Liabilities are recorded when environmental assessments and/

or clean-ups are probable and the costs can be reasonably estimated.  Remediation obligations are not discounted because the timing of future cash flow streams is not predictable.
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
The following table presents the balance in the allowance for doubtful accounts and activity for the periods presented.

	Years Ended December 31,
	2011	2010
Beginning balance	$1	$1
Additions: charged to cost and expenses	—	—
Deductions: write-off of uncollectible accounts	—	—
Other	—	—
Ending balance	$1	$1
Amounts related to the allowance for doubtful accounts were not material as of and during the year ended December 31, 2012.
The following table presents the relative contribution to the Company’s total operating revenue of each customer that comprised at least 10% of its operating revenues for the periods presented:

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012	Years Ended December 31,
			2011	2010
BG LNG Services	31%	30%	30%	29%
ProLiance	12	13	13	13
Other top 10 customers	20	24	21	23
Remaining customers	37	33	36	35
Total percentage	100%	100%	100%	100%
Retirement Benefits.  Employers are required to recognize in their balance sheets the overfunded or underfunded status of defined benefit other postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation.  Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.   Employers must recognize the change in the funded status of the plan in the year in which the change occurs through Accumulated other comprehensive income in Partners’ capital. See Note 9 for additional related information.
Derivatives and Hedging Activities.  All derivatives are recognized on the consolidated balance sheet at their fair value.  On the date the derivative contract is entered into, the Company designates the derivative as (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge);  (ii) a hedge of a forecasted transaction or the variability of cash flows to be received or paid in conjunction with a recognized asset or liability (a cash flow hedge); or (iii) an instrument that is held for trading or non-hedging purposes (a trading or economic hedging instrument).  For derivatives treated as a fair value hedge, the effective portion of changes in fair value is recorded as an adjustment to the hedged item.  The ineffective portion of a fair value hedge is recognized in earnings.  Upon termination of a fair value hedge of a debt instrument, the resulting gain or loss is amortized to earnings through the maturity date of the debt instrument.  For derivatives treated as a cash flow hedge, the effective portion of changes in fair value is recorded in Accumulated other comprehensive income until the related hedged items impact earnings.  Any ineffective portion of a cash flow hedge is reported in current-period earnings.  For derivatives treated as trading or economic hedging instruments, changes in fair value are reported in current-period earnings.  Fair value is determined based upon quoted market prices and pricing models using assumptions that market participants would use.  See Note 11 for information related to derivative instruments and hedging activities.
Stock-Based Compensation. The Company measures all employee stock-based compensation using a fair value method and records the related expense in the consolidated statement of operations. For more information, see Note 14.
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
See Note 12 and Note 9 for additional information regarding the assets and liabilities of the Company measured on a recurring and nonrecurring basis, respectively.
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
See Note 6 for additional related information.

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
The determination of the provision for income taxes requires significant judgment, use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, we reassess these probabilities and record any changes through the provision for income taxes.
As a limited partnership, the Company is treated as a disregarded entity for federal income tax purposes.  Accordingly, the Company and its subsidiaries are not treated as separate taxpayers; instead, their income is directly taxable to Southern Union.  Upon completion of the Holdco transaction on October 5, 2012, Southern Union became a member of a new federal consolidated tax return filing group of which Holdco is the parent company. As a result of the Holdco transaction, Southern Union will enter into a tax sharing agreement with Holdco. However, the Company will continue its tax sharing agreement with Southern Union, and will pay its share of taxes based on its taxable income, which will generally equal the liability that the Company would have incurred as a separate taxpayer.

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
Immediately prior to the Effective Time, $1.45 billion of the total cash consideration received in respect of the Citrus Merger was contributed to Merger Sub in exchange for an equity interest in Merger Sub.  In connection with the Merger, at the Effective Time, such equity interest in Merger Sub held by CCE Holdings, LLC (CCE Holdings) was cancelled and retired.
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
Expenses Related to the Merger
Merger-related expenses of $48 million include charges related to employment agreements with certain executives that provide for compensation when their employment was terminated and severance costs associated with administrative headcount reductions, as well as an allocation of such charges for Southern Union employees. These expenses were included in operating, maintenance, and general expenses in the consolidated statements of operations.
The Company also recognized an $11 million net gain due to the curtailment of certain other postretirement employee benefit plans.  See Note 9 for more information on the curtailment.
Allocation of Consideration Transferred
The Merger was accounted for using business combination accounting under applicable accounting principles.  Business combination accounting requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date.  The table below represents the amounts allocated to Panhandle’s tangible and intangible assets and liabilities as of March 26, 2012 based upon management’s estimate of their respective fair values. Certain amounts included in the purchase price allocation, as of December 31, 2012, may have been changed from amounts previously reflected based on management’s review of the valuation. The goodwill resulting from the Merger was primarily due to expected commercial and operational synergies and is not deductible for tax purposes.

Cash and cash equivalents	$—
Other current assets	229
Property and equipment	4,093
Goodwill	1,785
Identified intangibles (1)	55
Other non-current assets	783
Long-term debt, including current portion	(1,780)
Deferred income taxes	(773)
Other liabilities	(431)
Total fair value of partners’ capital	$3,961

(1)	Identified intangibles will be amortized over a life of approximately 17.5 years and are included in Other non-current assets in the consolidated balance sheets.
Holdco Transaction
On October 5, 2012, ETE and ETP completed the Holdco Transaction, immediately following the closing of ETP’s acquisition of Sunoco whereby, (i) ETE contributed its interest in Southern Union into an ETP-controlled entity in exchange for a 60% equity interest in the new entity, Holdco, and (ii) ETP contributed its interest in Sunoco to Holdco and retained a 40% equity interest in Holdco. Pursuant to a stockholders agreement between ETE and ETP, ETP will control Holdco. This transaction did not result in a new basis of accounting for Southern Union or Panhandle.

4.	REGULATORY MATTERS:
In October 2011, Trunkline and Sea Robin jointly filed with FERC to transfer all of Trunkline’s offshore facilities, and certain related onshore facilities, by sale and transfer to Sea Robin to consolidate and streamline the ownership and operation of all regulated offshore assets under one entity and better position the offshore assets competitively.  Several parties filed interventions and protests of this filing.  On June 21, 2012, FERC issued an order granting Trunkline permission and approval to proceed with the transfer, subject to compliance with certain regulatory requirements.  On July 31, 2012 Sea Robin and Trunkline made the necessary compliance filings with FERC.  The transfer of the offshore facilities to Sea Robin was effective September 1, 2012.

On July 26, 2012, Trunkline filed an application with the FERC for approval to transfer approximately 770 miles of underutilized loop piping facilities by sale to an affiliate, and such facilities are contemplated to be converted to crude oil transportation service.  This sale is subject to FERC approval. Several parties have intervened, commented, or protested this filing and the Company is currently responding to the Commission’s requests for additional information on this application.
In November 2011, FERC commenced an audit of PEPL to evaluate its compliance with the Uniform System of Accounts as prescribed by FERC, annual and quarterly financial reporting to FERC, reservation charge crediting policy and record retention.  The audit is related to the period from January 1, 2010 through December 31, 2011 and is pending the issuance of a draft audit report.

5.	RELATED PARTY TRANSACTIONS:
The following table provides a summary of the related party balances included in the consolidated balance sheets at the dates indicated:

	Successor	Predecessor
	December 31, 2012	December 31, 2011
Notes receivable from related party — Southern Union and subsidiaries:
Current	$—	$342
Non-current	831	688
	$831	$1,030

Accounts receivable from related companies (1)	$14	$6

Accounts payable to related companies:
Southern Union — income taxes (2)	$—	$33
Southern Union — other (3)	26	19
Other (4)	1	—
	$27	$52

(1)
Accounts receivable from related companies reflected above primarily related to services provided for ETE, ETP, Citrus, MGE and other affiliates. The December 31, 2011 balance also included interest income associated with a note receivable from an affiliate, which was repaid on March 26, 2012.

(2)
Accounts payable from related companies reflected above related to income taxes payable to Southern Union per the tax sharing agreement to provide for taxes to be remitted upon the filing of the tax return.

(3)
Accounts payable from related companies reflected above primarily related to payroll funding including merger-related expenses, provided by Southern Union.  The December 31, 2011 amount was net of insurance proceeds of $2 million owed by Southern Union to the Company.

(4)	Accounts payable from related companies reflected above primarily related to various administrative and operating costs paid by other affiliate companies on behalf of the Company.

The following tables provide a summary of related party transactions for the periods presented:

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012	Years Ended December 31,
			2011	2010
Transportation and storage of natural gas (1)	$7	$1	$3	$3
Operation and maintenance and general-affiliate:
Management and royalty fees	5	5	20	19
Corporate services - Southern Union	47	9	32	31
Other expenses (2)	9	—	6	5
Other income, net:
Interest income — Southern Union and subsidiaries	2	2	9	9

(1)	Represents transportation and storage revenues with ETC, a subsidiary of ETP (in the successor period) and MGE, a Southern Union division.

(2)
Represents primarily insurance costs and corporate charges for merger-related employee expenses from ETE offset by expenses attributable to services provided by Panhandle on behalf of other affiliate companies.

Pursuant to a demand note with Southern Union under a cash management program, the Company loans excess cash, net of repayments, to Southern Union.  The Company is credited with interest on the note at a one month LIBOR rate.  Given the uncertainties regarding the timing of the Company’s cash flows, including financings, capital expenditures and operating cash flows, the Company has reported the note receivable as a non-current asset.  The Company has access to the funds via the demand note and expects repayment to ultimately occur to primarily fund capital expenditures or debt retirements.

6.	ASSET RETIREMENT OBLIGATIONS:
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
As of December 31, 2012, the Company had recorded AROs related to (i) retiring natural gas storage wells, (ii) retiring offshore platforms and lines and (iii) removing asbestos. Amounts reflected in long-lived assets related to AROs aggregated approximately $1 million and were reflected as non-current assets on our balance sheet.
As of December 31, 2012, the Company had no legally restricted funds for the purpose of settling AROs.

The following table is a reconciliation of the carrying amount of the ARO liability reflected as liabilities on our balance sheet for the periods presented.  Changes in assumptions regarding the timing, amount, and probabilities associated with the expected cash flows, as well as the difference in actual versus estimated costs, will result in a change in the amount of the liability recognized.

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012	Years Ended December 31,
			2011	2010
Beginning balance	$41	$41	$57	$58
Incurred	1	—	1	29
Revisions	3	—	—	(11)
Settled	(5)	—	(17)	(20)
Accretion expense	2	—	—	1
Ending balance	$42	$41	$41	$57
In 2010, additional AROs of $29 million were established primarily for the Company’s offshore assets. During 2010, the Company largely completed its assessment and repairs of the property damaged by Hurricane Ike in 2008, which resulted in accelerated abandonments of such property, and determined that the estimated third party abandonment costs for all of its offshore property needed to be increased.  Also in 2010, the Company recorded an $11 million downward revision to its prior ARO liability estimates, primarily for the costs of abandoning certain other specific offshore properties as a result of favorable weather conditions, changes in equipment used, and some changes in scope of the respective projects, which were primarily related to abandonments required as a result of permanent damage from Hurricane Ike.  The ARO liability associated with Hurricane Ike was further reduced by settlements of $20 million.  Such revisions and settlements were primarily associated with AROs of $8 million and $34 million recorded in 2009 and 2008, respectively, associated with damage caused by Hurricane Ike.   During 2011, the Company recorded settlements of approximately $17 million, primarily associated with the abandonment of certain offshore properties damaged by Hurricane Ike.  See Note 15 for additional related information related to 2008 Hurricane Damage.

7.	COMPREHENSIVE INCOME:
The tables below set forth the tax amounts included in the respective components of other comprehensive income for the periods presented:

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012	Years Ended December 31,
			2011	2010
Income taxes included in other comprehensive income:
Reclassification of unrealized loss on interest rate hedges into earnings	$—	$2	$9	$9
Change in fair value of interest rate hedges	—	—	(1)	(5)
Actuarial loss relating to postretirement benefits	(6)	—	(6)	—
Reclassification of prior service credit relating to other postretirement benefits into earnings	—	—	(1)	(1)
	$(6)	$2	$1	$3

The table below presents the components in accumulated other comprehensive loss as of the dates indicated:

	Successor	Predecessor
	December 31, 2012	December 31, 2011
Other postretirement plan - net actuarial loss and prior service costs, net	$(9)	$(13)
Interest rate hedges, net	—	(3)
Total accumulated other comprehensive loss, net of tax	$(9)	$(16)

8.	DEBT OBLIGATIONS:
The following table sets forth the debt obligations of the Company at the dates indicated:

	Successor	Predecessor
	December 31, 2012	December 31, 2011
6.05% Senior Notes due 2013	$250	$250
6.20% Senior Notes due 2017	300	300
8.125% Senior Notes due 2019	150	150
7.00% Senior Notes due 2029	66	66
7.00% Senior Notes due 2018	400	400
Term Loans due 2012	—	797
Term Loan due 2015	455	—
Net premiums on long-term debt	—	3
Unamortized fair value adjustments	136	—
Total debt outstanding	1,757	1,966
Current portion of long-term debt	(258)	(342)
Total long-term debt	$1,499	$1,624
The Company has $250 million principal amount of senior notes which mature within the next twelve months. The Company currently expects to refinance all or a portion of the debt upon maturity or, alternatively, to retire all or a portion of the debt with proceeds from repayment of the note receivable from Southern Union, which funds are available to the Company on a demand basis.
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value of our consolidated debt obligations at December 31, 2012 and 2011 was $1.81 billion and $2.13 billion, respectively. As of December 31, 2012 and 2011, the aggregate carrying amount of our consolidated debt obligations was $1.76 billion and $1.97 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
Term Loans.  On March 26, 2012, the Company retired the $465 million term loan due June 2012 ($342 million of which was outstanding) of its wholly-owned LNG Holdings subsidiary, utilizing a portion of the merger consideration received in connection with the Citrus Merger.
In February 2012, the Company refinanced LNG Holdings’ $455 million term loan due March 2012 with an unsecured three-year term loan facility due February 2015, with LNG Holdings as borrower and PEPL and Trunkline LNG as guarantors and a floating interest rate tied to LIBOR plus a margin based on the rating of PEPL’s senior unsecured debt. Under LNG Holding's $455 million term loan, the ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization, as defined therein, for Panhandle cannot exceed 5 times. The annualized interest rate for the LNG Holdings term loan was 1.84% at December 31, 2012.
Other.  The Company's notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens.  Other covenants impose limitations on restricted payments, including dividends and loans to affiliates, and additional indebtedness. As of December 31, 2012, the Company is in compliance with these covenants.

As of December 31, 2012, the Company has scheduled long-term debt principal payments as follows:

Years Ended December 31,
2013	$250
2014	—
2015	455
2016	—
2017	300
Thereafter	616
Total	$1,621

9.	BENEFITS:
Postretirement Benefit Plans
The 2012 postretirement benefits expense reflects the impact of curtailment accounting as postretirement benefits for all active participants who did not meet certain criteria were eliminated. The Company previously had postretirement health care and life insurance plans (other postretirement plans) that covered substantially all employees.  The health care plans provided for cost sharing between the Company and its retirees in the form of retiree contributions, deductibles and coinsurance on the amount the Company paid annually to provide future retiree health care coverage under certain of these plans.
Obligations and Funded Status
Other postretirement benefit liabilities are accrued on an actuarial basis during the years an employee provides services.  The following tables contain information at the dates indicated about the obligations and funded status of the Company’s other postretirement plans.

	Successor	Predecessor
	December 31, 2012	March 25, 2012	December 31, 2011
Change in benefit obligation:
Benefit obligation at beginning of period	$93	$88	$69
Service cost	—	1	3
Interest cost	1	1	4
Amendments	16	—	—
Actuarial loss and other	4	3	13
Benefits paid, net	(1)	—	(1)
Curtailments	(75)	—	—
Benefit obligation at end of period	$38	$93	$88
Change in plan assets:
Fair value of plan assets at beginning of period	$82	$75	$68
Return on plan assets and other	3	5	—
Employer contributions	6	2	8
Benefits paid, net	(1)	—	(1)
Fair value of plan assets at end of period	$90	$82	$75

Amount (overfunded) underfunded at end of period (1)	$(52)	$11	$13

Amounts recognized in accumulated other comprehensive income (pre-tax basis) consist of:
Net actuarial loss	$(1)	$—	$23
Prior service cost	16	—	1
	$15	$—	$24

(1)	Underfunded balance is recognized as a non-current liability in the consolidated balance sheets. Overfunded balance is recognized as a non-current asset in the consolidated balance sheets.

Components of Net Periodic Benefit Cost
The following tables set forth the components of net periodic benefit cost of the Company’s postretirement benefit plan for the periods presented:

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012	Years Ended December 31,
			2011	2010
Service cost	$—	$1	$2	$3
Interest cost	1	1	4	4
Expected return on plan assets	(3)	(1)	(3)	(3)
Prior service credit amortization	—	(1)	(2)	(2)
Curtailment recognition (1)	(11)	—	—	—
Net periodic benefit cost	$(13)	$—	$1	$2

(1)
Subsequent to the Merger, the Company amended certain of its other postretirement employee benefit plans to prospectively restrict participation in the plans for certain active employees.  The plan amendments resulted in the plans becoming currently over-funded and, accordingly, the Company recorded a gross pre-tax curtailment gain of $70 million, $59 million of which is subject to refund to customers; thus, the net curtailment gain recognition was $11 million.

The estimated prior service credit for other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2013 is $1 million.
Assumptions.  The weighted-average discount rate used in determining benefit obligations was 3.51%, 4.24% and 4.26% in the successor and predecessor periods in 2012 and at December 31, 2011, respectively.
The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the table below:

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012	Years Ended December 31,
			2011	2010
Discount rate	3.64%	4.26%	5.54%	6.00%
Expected return on assets:
Tax exempt accounts	7.00%	7.00%	7.00%	7.00%
Taxable accounts	4.50%	4.50%	4.50%	5.00%
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

The assumed health care cost trend rates used to measure the expected cost of benefits covered by the plans are shown in the table below:

	Successor	Predecessor
	December 31, 2012	March 25, 2012	December 31, 2011
Health care cost trend rate assumed for next year	8.50%	8.00%	8.50%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.50%	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2020	2019	2019
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on accumulated postretirement benefit obligation	$4	$(3)
Plan Assets.  The Company’s overall investment strategy is to maintain an appropriate balance of actively managed investments with the objective of optimizing longer-term returns while maintaining a high standard of portfolio quality and achieving proper diversification.  To achieve diversity within its other postretirement plan asset portfolio, the Company has targeted the following asset allocations: equity of 25% to 35%, fixed income of 65% to 75% and cash and cash equivalents of up to 10%.  These target allocations are monitored by the Investment Committee of Southern Union’s Board of Directors in conjunction with an external investment advisor.  On occasion, the asset allocations may fluctuate as compared to these guidelines as a result of Investment Committee actions.
The fair value of the Company’s other postretirement plan assets at the dates indicated by asset category is as follows:

	Successor	Predecessor
	December 31, 2012	December 31, 2011
Cash and cash equivalents	$2	$2
Mutual fund (1)	88	73
Total	$90	$75

(1)
This fund of funds invests primarily in a diversified portfolio of equity, fixed income and short-term mutual funds.  As of December 31, 2012, the fund was primarily comprised of approximately 17% large-cap U.S. equities, 3% small-cap U.S. equities, 10% international equities, 53% fixed income securities, 10% cash, and 7% in other investments.  As of December 31, 2011, the fund was primarily comprised of approximately 19% large-cap U.S. equities, 2% small-cap U.S. equities, 10% international equities, 55% fixed income securities, 8% cash and 6% in other investments.

The other postretirement plan assets are classified as Level 1 assets within the fair-value hierarchy as their fair values are based on active market quotes.  See Note 2 for information related to the framework used by the Company to measure the fair value of its other postretirement plan assets.
Contributions.  The Company expects to contribute approximately $8 million to its other postretirement plans in 2013 and approximately $8 million annually thereafter until modified by rate case proceedings.

Benefit Payments.  The Company’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below:

Years	Expected Benefits Before Effect of Medicare Part D	Payments Medicare Part D Subsidy Receipts	Net
2013	$3	$—	$3
2014	3	—	3
2015	3	—	3
2016	3	—	3
2017	3	—	3
2018 – 2022	12	2	10
The Medicare Prescription Drug Act provides for a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.
Defined Contribution Plan
The Company sponsors a defined contribution savings plan (Savings Plan) that is available to all employees.  The Company provided matching contributions of 100% of the first 5% of the participant’s compensation paid into the Savings Plan.  Company contributions are 100% vested after five years of continuous service.  Company contributions to the Savings Plan during the period from Acquisition (March 26, 2012) to December 31, 2012, the period from January 1, 2012 to March 25, 2012, and the years ended December 31, 2011 and 2010 were $3 million, $1 million, $5 million and $5 million, respectively.
In addition, the Company makes employer contributions to separate accounts, referred to as Retirement Power Accounts, within the defined contribution plan.  The contribution amounts are determined as a percentage of compensation with the amount generally varying based on age and years of service.  Company contributions are 100% vested after five years of continuous service.  Company contributions to Retirement Power Accounts during the period from Acquisition (March 26, 2012) to December 31, 2012, the period from January 1, 2012 to March 25, 2012, and the years ended December 31, 2011 and 2010 were $2 million, $1 million, $6 million and $5 million, respectively.

10.TAXES ON INCOME:
The following tables provide a summary of the current and deferred components of income tax expense (benefit) from continuing operations for the periods presented:

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012	Years Ended December 31,
			2011	2010
Current expense (benefit):
Federal	$(8)	$5	$24	$34
State	(2)	1	(5)	11
Total	(10)	6	19	45
Deferred expense:
Federal	$72	$17	$67	$51
State	14	2	9	1
Total	86	19	76	52
Total income tax expense	$76	$25	$95	$97

Effective tax rate	46%	38%	36%	40%
The differences between the Company’s EITR and the U.S. federal income tax statutory rate for the periods presented were as follows:

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012	Years Ended December 31,
			2011	2010
Computed statutory income tax expense at 35%	$57	$23	$92	$86
Changes in income taxes resulting from:
Non-deductible executive compensation	11	—	—	—
State income taxes, net of federal income tax benefit	8	2	3	8
Other	—	—	—	3
Income tax expense	$76	$25	$95	$97

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  The table below summarizes the principal components of the Company’s deferred tax assets (liabilities) as follows:

	Successor	Predecessor
	December 31, 2012	December 31, 2011
Deferred income tax assets:
Other postretirement benefits	$52	$13
Derivative financial instruments (interest rates)	13	4
Other	18	20
Total deferred income tax assets	83	37

Deferred income tax liabilities:
Property, plant and equipment	(925)	(559)
Other	(2)	(7)
Total deferred income tax liabilities	(927)	(566)
Net deferred income tax liability	(844)	(529)
Less current income tax assets	9	9
Accumulated deferred income taxes	$(853)	$(538)

As of December 31, 2012, the Company has $1 million ($1 million, net of federal tax) of unrecognized tax benefits, none of which would impact the Company’s EITR if recognized.  The Company does not expect that its unrecognized tax benefits will be reduced within the next 12 months.
The Company’s policy is to classify and accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense in its consolidated statement of operations, which is consistent with the recognition of these items in prior reporting periods.
Southern Union and the Company are no longer subject to U.S. federal, state or local examinations for the tax periods prior to 2004.

11.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
The Company is exposed to certain risks in its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  Interest rate swaps and treasury rate locks are the principal derivative instruments used by the Company to manage interest rate risk associated with its long-term borrowings, although other interest rate derivative contracts may also be used from time to time.  The Company recognizes all derivative assets and liabilities at fair value in the consolidated balance sheets.
Interest Rate Contracts. The Company may enter into interest rate swaps to manage its exposure to changes in interest payments on long-term debt attributable to movements in market interest rates, and may enter into treasury rate locks to manage its exposure to changes in future interest payments attributable to changes in treasury rates prior to the issuance of new long-term debt instruments.
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
Treasury Rate Locks.  As of December 31, 2012, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods were associated with interest payments on outstanding long-term debt.  During the predecessor periods, these treasury rate locks were accounted for as cash flow hedges, with the effective portion of their settled value recorded in accumulated other comprehensive income and reclassified into interest expense in the same periods during which the related interest payments on long-term debt impact earnings.
The Company had no asset derivative instruments at December 31, 2012 and December 31, 2011.  The following table summarizes the fair value amounts of the Company’s liability derivative instruments and their location reported in the consolidated balance sheets at the dates indicated:

		Fair Value (1)
		Successor	Predecessor
	Balance Sheet Location	December 31, 2012	December 31, 2011
Cash Flow Hedges:
Interest rate contracts	Other current liabilities	$—	$4

(1)	See Note 7 for additional fair value information.
The following tables summarize the location and amount (excluding income tax effects) of derivative instrument gains and losses reported in the Company’s consolidated financial statements for the periods presented:

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012	Years Ended December 31,
			2011	2010
Cash Flow Hedges:
Change in fair value – increase in accumulated other comprehensive income	$—	$—	$1	$13
Reclassification of unrealized loss from accumulated other comprehensive income – increase of interest expense	—	4	22	22

12.	FAIR VALUE MEASUREMENT:
The Company did not have any plan assets or liabilities that are measured at fair value on a recurring basis at December 31, 2012. The Company did not have any Level 3 instruments measured at fair value using significant unobservable inputs at December 31, 2012 or December 31, 2011 and there were no transfers between hierarchy levels.
The Company previously had outstanding Level 2 interest rate swap derivatives, which were valued using pricing models based on an income approach that discounted future cash flows to a present value amount. As of December 31, 2011, a liability of $4 million was included in the balance sheet for the fair value of interest rate swap derivative instruments.
The approximate fair value of the Company’s cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to their short-term nature.

13.	PROPERTY, PLANT AND EQUIPMENT:
The following table provides a summary of property, plant and equipment at the dates indicated:

		Successor	Predecessor
	Lives in Years	December 31, 2012	December 31, 2011
Transmission	5 – 46	$2,580	$2,321
Gathering	26	114	108
Underground storage	5 – 46	306	322
General plant - LNG	5 – 40	966	1,119
General plant - other	3 – 40	110	176
Plant in service		4,076	4,046
Construction work in progress		45	42
Total property, plant and equipment		4,121	4,088
Accumulated depreciation and amortization		(57)	(733)
Net property, plant and equipment		$4,064	$3,355
As of December 31, 2011, property, plant and equipment included capitalized computer software costs of $34 million, net of accumulated amortization of $51 million. Amortization expense of capitalized computer software costs for the years ended December 31, 2011 and 2010 was $7 million and $7 million, respectively.
As of December 31, 2011, property, plant and equipment included contributions in aid of construction costs of $49 million, net of accumulated amortization of $5 million. Amortization expense of contributions in aid of construction costs for the years ended December 31, 2011 and 2010 was $2 million and $2 million, respectively.

14.	STOCK-BASED COMPENSATION
Stock Award Plans.  The Third Amended 2003 Plan adopted by the stockholders of Southern Union Company allows for awards in the form of stock options (either incentive stock options or non-qualified options), SARs, stock bonus awards, restricted stock, performance units or other equity-based rights.  The persons eligible to receive awards under the Third Amended 2003 Plan include all of the employees, directors, officers and agents of, and other service providers to, Southern Union Company and its affiliates and subsidiaries.  Under the Third Amended 2003 Plan: (i) no participant may receive any calendar year awards covering more than 500,000 shares; (ii) the exercise price for a stock option may not be less than 100% of the fair market value of the common stock on the date of grant; and (iii) no award may be granted after September 28, 2013.
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
All outstanding stock awards vested and were settled in 2012 in connection with the ETE Merger on March 26, 2012; therefore, no 2012 amounts have been presented in the following sections.

The following table represents the Black-Scholes estimated ranges under the Company’s plans for stock options and SARs awards for periods in which awards were granted.

Year ended December 31, 2010
Expected volatility	32.79% to 32.82%
Expected dividend yield	2.47%
Risk-free interest rate	2.28% to 2.40%
Expected life	6 years
Stock Options.  The following table provides information on stock options granted, exercised, forfeited, outstanding and exercisable for the periods presented.

	Shares Under Option	Weighted- Average Exercise Price
Outstanding December 31, 2009	263,059	$20.42
Exercised	(59,156)	20.92
Outstanding December 31, 2010	203,903	$20.27
Exercised	(38,596)	17.56
Outstanding December 31, 2011	165,307	$20.90

Exercisable December 31, 2010	203,903	$20.27
Exercisable December 31, 2011	165,307	20.90
SARS.  The following table provides information on SARs granted, exercised, forfeited, outstanding and exercisable for the periods presented.

	SARs	Weighted-Average Exercise Price
Outstanding December 31, 2009	556,803	$19.08
Granted	138,181	24.54
Exercised	(49,366)	12.55
Forfeited	(28,815)	19.35
Outstanding December 31, 2010	616,803	$20.71
Exercised	(27,389)	15.87
Forfeited	(30,512)	27.41
Outstanding December 31, 2011	558,902	$20.58

Exercisable December 31, 2010	308,799	$20.90
Exercisable December 31, 2011	423,815	19.61
The SARs that have been awarded vest in equal installments on the first three anniversaries of the grant date. Each SAR entitles the holder to shares of Southern Union’s common stock equal to the fair market value of Southern Union’s common stock on the applicable exercise date in excess of the grant date price for each SAR.

The total fair value of options and SARs vested as of December 31, 2011 was $4 million.  Compensation expense recognized related to stock options and SARs was approximately $1 million for the years ended December 31, 2011 and 2010.  The aggregate intrinsic value of total options and SARs outstanding and exercisable at December 31, 2011 was $16 million and $13 million, respectively.  The intrinsic value of options and SARs exercised during the year ended December 31, 2011 was approximately $1 million.
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
There were no restricted stock equity awards granted during the years ended December 31, 2011 and 2010.
The following table provides information on restricted stock liability awards granted, released and forfeited for the periods presented.

	Number of Restricted Stock Liability Units Outstanding	Weighted-Average Grant Date Fair Value
Restricted shares at December 31, 2009	206,120	$18.53
Granted	70,110	24.57
Released	(101,420)	19.27
Forfeited	(8,940)	18.49
Restricted shares at December 31, 2010	165,870	$20.68
Granted	51,611	42.08
Released	(87,509)	18.47
Forfeited	(4,918)	18.97
Restricted shares at December 31, 2011	125,054	$31.15
The total fair value of restricted stock liability units that were released during the year ended December 31, 2011 was $4 million.  Compensation expense recognized related to restricted stock equity and liability units totaled $4 million and $2 million for the years ended December 31, 2011 and 2010, respectively.
The Company settled the restricted stock liability units released in 2011 and 2010 with cash payments of $4 million and $2 million, respectively.

15.	COMMITMENTS AND CONTINGENCIES:
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

Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of December 31, 2012 and December 31, 2011, the Company recorded litigation and other claim-related accrued liabilities of $6 million and $1 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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
Environmental Remediation Liabilities
The table below reflects the amount of accrued liabilities recorded in the consolidated balance sheets at the dates indicated to cover environmental remediation actions where management believes a loss is probable and reasonably estimable.  The Company does not have any material environmental remediation matters assessed as reasonably possible.

	Successor	Predecessor
	December 31, 2012	December 31, 2011
Current	$1	$3
Non-current	5	4
Total environmental liabilities	$6	$7

Other Commitments and Contingencies
Controlled Group Pension Liabilities.  Southern Union (including certain of its divisions) sponsors a number of defined benefit pension plans for employees.  Under applicable pension and tax laws, upon being acquired by Southern Union, the Company became a member of Southern Union’s “controlled group” with respect to those plans and, along with Southern Union and any other members of that group, is jointly and severally liable for any failure by Southern Union (along with any other persons that may be or become a sponsor of any such plan) to fund any of these pension plans or to pay any unfunded liabilities that these plans may have if they are ever terminated.  In addition, if any of the obligations of any of these pension plans is not paid when due, a lien in favor of that plan or the Pension Benefit Guaranty Corporation may be created against the assets of each member of Southern Union’s controlled group, including the Company and each of its subsidiaries.  Based on the latest actuarial information available, the aggregate amount of the projected benefit obligations of these pension plans was approximately $243 million and the estimated fair value of all of the assets of these plans was approximately $155 million.
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
See Note 4 for other potential regulatory matters applicable to the Company.
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

16.	QUARTERLY FINANCIAL DATA (UNAUDITED):
The following table provides certain quarterly financial information for the periods presented:

	Predecessor	Successor
	Period from January 1, 2012 to March 25, 2012	Period from March 26, 2012 to March 31, 2012	Quarters Ended			Total Period from March 26, 2012 to December 31, 2012
			June 30, 2012	September 30, 2012	December 31, 2012
Operating revenues	194	13	185	189	205	592
Operating income	88	(26)	65	77	89	205
Net income	40	(19)	30	37	40	88

		Predecessor
		Quarters Ended
		March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Total
Operating revenues		202	190	193	219	804
Operating income		91	88	82	101	362
Net income		46	40	35	47	168