Form 10-Q
period 2013-03-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2013-05-09
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-2921

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Exact name of registrant as specified in its charter)

Delaware	44-0382470
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3738 Oak Lawn Avenue,
Dallas, Texas 75219
(Address of principle executive offices) (zip code)
(214) 981-0700
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
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒
Panhandle Eastern Pipe Line Company, LP meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.  Item 2 of Part I has been reduced and Item 3 of Part I and Items 2 and 3 of Part II have been omitted in accordance with Instruction H.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Panhandle Eastern Pipe Line Company, LP and its subsidiaries (“Panhandle” or the “Company”) in periodic press releases and some oral statements of the Company’s officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “expect,” “continue,” “estimate,” “goal,” “forecast,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I — Item 1A. Risk Factors” in the Company's Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 1, 2013.
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

Bcf	Billion cubic feet

Btu	British thermal units

Citrus	Citrus Corp.

EPA	United States Environmental Protection Agency

ETE	Energy Transfer Equity, L.P.

ETP	Energy Transfer Partners, L.P., a subsidiary of ETE

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

Holdco	ETP Holdco Corporation

LIBOR	London Interbank Offer Rate

LNG	Liquefied natural gas

LNG Holdings	Trunkline LNG Holdings, LLC

OPEB plans	Other postretirement employee benefit plans

PCBs	Polychlorinated biphenyls

PEPL	Panhandle Eastern Pipe Line Company, LP

PEPL Holdings	PEPL Holdings, LLC

ppb	parts per billion

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	United States Securities and Exchange Commission

ii

Southern Union	Southern Union Company

Sunoco	Sunoco, Inc.

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC

Trunkline LNG	Trunkline LNG Company, LLC

iii

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Southern Union’s March 26, 2012 merger transaction with ETE (the “ETE Merger”) was accounted for by ETE using business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value. By the application of “push-down” accounting, PEPL’s assets, liabilities and partners’ capital were accordingly adjusted to fair value on March 26, 2012. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.
Due to the application of “push-down” accounting, the Company’s financial statements and certain footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting. Periods prior to March 26, 2012 are identified herein as “Predecessor,” while periods subsequent to the ETE Merger are identified as “Successor.”

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Accounts receivable, net	79	74
Accounts receivable from related companies	123	14
Exchanges receivable	24	10
System natural gas and operating supplies	147	144
Other	19	20
Total current assets	392	262
PROPERTY, PLANT AND EQUIPMENT:
Plant in service	4,087	4,076
Construction work in progress	24	45
	4,111	4,121
Accumulated depreciation and amortization	(98)	(57)
Net property, plant and equipment	4,013	4,064
GOODWILL	1,785	1,785
NOTE RECEIVABLE FROM RELATED PARTY	831	831
OTHER NON-CURRENT ASSETS	114	108
Total assets	$7,135	$7,050

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2013	December 31, 2012
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Current portion of long-term debt	$255	$258
Accounts payable	4	12
Accounts payable to related companies	56	27
Exchanges payable	145	130
Accrued taxes	17	13
Accrued interest	23	13
Other	43	69
Total current liabilities	543	522
LONG-TERM DEBT, less current portion	1,493	1,499
DEFERRED INCOME TAXES	874	853
OTHER NON-CURRENT LIABILITIES	143	135
COMMITMENTS AND CONTINGENCIES (Note 11)
PARTNERS’ CAPITAL:
Partners’ capital	4,091	4,050
Accumulated other comprehensive loss	(9)	(9)
Total partners’ capital	4,082	4,041
Total liabilities and partners’ capital	$7,135	$7,050

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(unaudited)

	Successor		Predecessor
	Three Months Ended March 31, 2013	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012

OPERATING REVENUES:
Transportation and storage of natural gas	$144	$10	$140
LNG terminalling	53	3	51
Other	2	—	3
Total operating revenues	199	13	194
OPERATING EXPENSES:
Operating, maintenance and general	76	35	76
Depreciation and amortization	42	3	30
Total operating expenses	118	38	106
OPERATING INCOME (LOSS)	81	(25)	88
OTHER INCOME (EXPENSE):
Interest expense	(14)	(1)	(25)
Interest income - affiliates	1	—	2
Total other expenses, net	(13)	(1)	(23)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	68	(26)	65
Income tax expense (benefit)	26	(7)	25
NET INCOME (LOSS)	$42	$(19)	$40

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Successor		Predecessor
	Three Months Ended March 31, 2013	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012

Net income (loss)	$42	$(19)	$40
Other comprehensive income, net of tax:
Reclassification of unrealized loss on interest rate hedges into earnings	—	—	3
	—	—	3
Comprehensive income (loss)	$42	$(19)	$43

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2012	$4,050	$(9)	$4,041
Net income	42	—	42
Other	(1)	—	(1)
Balance, March 31, 2013	$4,091	$(9)	$4,082

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Successor		Predecessor
	Three Months Ended March 31, 2013	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$42	$(19)	$40
Reconciliation of net income to net cash provided by (used in)operating activities:
Depreciation and amortization	42	3	30
Deferred income taxes	21	1	19
Amortization of costs charged to interest	(8)	—	—
Net gain on curtailment of OPEB plans benefits	—	(11)	—
Changes in operating assets and liabilities, net of merger impact	(90)	35	23
Net cash flows provided by operating activities	7	9	112
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in note receivable - related parties	—	—	255
Net increase (decrease) in income taxes payable - related parties	6	(8)	5
Additions to property, plant and equipment	(9)	(1)	(28)
Other	(1)	—	—
Net cash flows provided by (used in) investing activities	(4)	(9)	232
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	—	455
Repayment of long-term debt	—	—	(797)
Issuance costs of debt	—	—	(2)
Other	(3)	—	—
Net cash flows used in financing activities	(3)	—	(344)
INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—
CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts are in millions)
(unaudited)
The accompanying unaudited interim condensed consolidated financial statements of PEPL, a Delaware limited partnership, and its subsidiaries have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q. These statements do not include all of the information and annual note disclosures required by GAAP, and should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2012, which are included in the Company’s Form 10-K filed with the SEC. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Due to the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.

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
The Company’s pipeline assets consist of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region, as well as, owned underground storage capacity.  The Company also owns and operates an LNG import terminal located on Louisiana’s Gulf Coast, as well as, an above ground LNG storage facility.
Southern Union Panhandle, LLC, an indirect wholly-owned subsidiary of Southern Union, serves as the general partner of PEPL and owns a 1% general partnership interest in PEPL.  PEPL Holdings, an indirect wholly-owned subsidiary of Southern Union, owns a 99% limited partnership interest in PEPL.
See Note 3 for information related to the completion of the Holdco Transaction.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
There have been no changes in the Company’s accounting policies as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012.

3.	HOLDCO TRANSACTION:
On April 30, 2013, ETP acquired from ETE its interest in Holdco for 49.5 million of newly issued ETP common units and $1.40 billion in cash, less $68 million of estimated closing adjustments. Holdco is the entity formed by ETP and ETE in 2012 to own the equity interests in Southern Union and Sunoco. As a result of this transaction, ETP now owns 100% of Holdco.

4.	RELATED PARTY TRANSACTIONS:
Accounts receivable from related companies reflected on the condensed consolidated balance sheets primarily related to services provided for Southern Union, ETE, ETP, and other affiliates. Accounts payable to related companies reflected on the condensed consolidated balance sheets primarily related to payroll funding and overhead allocation provided by ETE, ETP and other affiliates.
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
The following tables provide a summary of related party transactions for the periods presented:

	Successor			Predecessor
	Three Months Ended March 31, 2013	Period from Acquisition (March 26, 2012) to March 31, 2012		Period from January 1, 2012 to March 25, 2012
Transportation and storage of natural gas	$3	$—		$1
Operation and maintenance and general	16	39	(1)	14
Interest Income	1	—		2

(1)	Primarily represents corporate charges for employee expenses related to the merger with ETE offset by expenses attributable to services provided by Panhandle on behalf of affiliated companies.

5.	REGULATION AND RATES:
On July 26, 2012, Trunkline filed an application with the FERC for approval to transfer approximately 770 miles of underutilized loop piping facilities by sale to an affiliate; such facilities are contemplated to be converted to crude oil transportation service. This sale is subject to FERC approval. Several parties have intervened, commented, or protested this filing and the Company is currently responding to the Commission’s requests for additional information on this application.
In November 2011, the FERC commenced an audit of PEPL to evaluate its compliance with the Uniform System of Accounts as prescribed by the FERC, annual and quarterly financial reporting to the FERC, reservation charge crediting policy and record retention. The audit is related to the period from January 1, 2010 through December 31, 2011 and is pending the issuance of a draft audit report.

6.	ACCUMULATED OTHER COMPREHENSIVE LOSS:
As of March 31, 2013 and December 31, 2012, accumulated other comprehensive loss consists of net actuarial loss and prior service costs related to our OPEB plans.

7.	DEBT OBLIGATIONS:
The Company has $250 million principal amount of senior notes which mature within the next twelve months. The Company currently expects to refinance all or a portion of the debt upon maturity or, alternatively, to retire all or a portion of the debt with proceeds from repayment of the note receivable from Southern Union, which funds are available to the Company on a demand basis.
Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations at March 31, 2013 and December 31, 2012 was $1.81 billion and $1.81 billion, respectively. As of March 31, 2013 and December 31, 2012, the aggregate carrying amount of the Company’s consolidated debt obligations was $1.75 billion and $1.76 billion, respectively.

The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
Term Loans.  The effective interest rate for the LNG Holdings term loan due February 2015 was 1.83% at March 31, 2013.
Other.  The Company's notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens.  Other covenants impose limitations on restricted payments, including dividends and loans to affiliates, and additional indebtedness. As of March 31, 2013, the Company is in compliance with these covenants.

8.	BENEFITS:
Components of Net Periodic Benefit Cost
The following tables set forth the components of net periodic benefit cost of the Company’s OPEB plans for the periods presented:

	Successor		Predecessor
	Three Months Ended March 31, 2013	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012
Service cost	$—	$—	$1
Interest cost	—	—	1
Expected return on plan assets	(1)	—	(1)
Prior service credit amortization	—	—	(1)
Curtailment recognition (1)	—	(11)	—
Net periodic benefit cost	$(1)	$(11)	$—

(1)
Subsequent to the ETE Merger, the Company amended certain of its OPEB plans to prospectively restrict participation in the plans for certain active employees.  The plan amendments resulted in the plans becoming currently over-funded and, accordingly, the Company recorded a gross pre-tax curtailment gain of $70 million, $59 million of which is subject to refund to customers; thus, the net curtailment gain recognition was $11 million.

9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
The Company is exposed to certain risks in its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  Interest rate swaps and treasury rate locks are the principal derivative instruments used by the Company to manage interest rate risk associated with its long-term borrowings, although other interest rate derivative contracts may also be used from time to time.  The Company recognizes all derivative assets and liabilities at fair value on the condensed consolidated balance sheets.
Interest Rate Contracts. The Company may enter into interest rate swaps to manage its exposure to changes in interest payments on long-term debt attributable to movements in market interest rates, and may enter into treasury rate locks to manage its exposure to changes in future interest payments attributable to changes in treasury rates prior to the issuance of new long-term debt instruments.
Treasury Rate Locks.  As of March 31, 2013, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods were associated with interest payments on outstanding long-term debt.  During the predecessor periods, these treasury rate locks were accounted for as cash flow hedges, with the effective portion of their settled value recorded in accumulated other comprehensive income and reclassified into interest expense in the same periods during which the related interest payments on long-term debt impact earnings.

The Company had no derivative instruments at March 31, 2013 and December 31, 2012.
The following tables summarize the location and amount (excluding income tax effects) of derivative instrument gains and losses reported in the Company’s consolidated financial statements for the periods presented:

	Successor		Predecessor
	Three Months Ended March 31, 2013	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012
Cash Flow Hedges:
Reclassification of unrealized loss from accumulated other comprehensive income – increase of interest expense	$—	$—	$4

10.	FAIR VALUE MEASUREMENT:
The Company did not have any assets or liabilities that are measured at fair value on a recurring basis at March 31, 2013. The Company did not have any Level 3 instruments measured at fair value using significant unobservable inputs at March 31, 2013 or December 31, 2012 and there were no transfers between hierarchy levels.
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
Will Price.  Will Price, an individual, filed actions in the U.S. District Court for the District of Kansas for damages against a number of companies, including the Company, alleging mis-measurement of natural gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  On September 19, 2009, the Court denied plaintiffs’ request for class certification.  Plaintiffs have filed a motion for reconsideration, which the Court denied on March 31, 2010.  The Company believes that its measurement practices conformed to the terms of its FERC natural gas tariffs, which were filed with and approved by the FERC.  As a result, the Company believes that it has meritorious defenses to the Will Price lawsuit (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of the FERC, and the defense that the Company complied with the terms of its tariffs).  In the event that Plaintiffs refuse Panhandle’s pending request for voluntary dismissal, Panhandle will continue to vigorously defend the case.  The Company believes it has no liability associated with this proceeding.
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of March 31, 2013 and December 31, 2012, the Company recorded litigation and other claim-related accrued liabilities of $6 million and $6 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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
Other remediation typically involves the management of contaminated soils and may involve remediation of groundwater.  Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility.  The ultimate liability and total costs associated with these sites will depend upon many factors.  If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Company could potentially be held responsible for contamination caused by other parties.  In some instances, the Company may share liability associated with contamination with other potentially responsible parties.  The Company may also benefit from contractual indemnities that cover some or all of the cleanup costs.  These sites are generally managed in the normal course of business or operations.
The Company’s environmental remediation activities are undertaken in cooperation with and under the oversight of appropriate regulatory agencies, enabling the Company under certain circumstances to take advantage of various voluntary cleanup programs in order to perform the remediation in the most effective and efficient manner.
Environmental Remediation Liabilities
The table below reflects the amount of accrued liabilities recorded on the condensed consolidated balance sheets at the dates indicated to cover environmental remediation actions where management believes a loss is probable and reasonably estimable.  The Company does not have any material environmental remediation matters assessed as reasonably possible.

	March 31, 2013	December 31, 2012
Current	$1	$1
Non-current	5	5
Total environmental liabilities	$6	$6
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
See Note 5 for other potential regulatory matters applicable to the Company.
Future Regulatory Compliance Commitments
Air Quality Control.   On April 17, 2012 the EPA issued the Oil and Natural Gas Sector New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants (“HAP”).  The standards revise the new source performance standards for volatile organic compounds from leaking components at onshore natural gas processing plants and new source performance standards for sulfur dioxide emissions from natural gas processing plants.  The EPA also established standards for certain oil and gas operations not covered by the existing standards.  In addition to the operations covered by the existing standards, the newly established standards regulate volatile organic compound emissions from gas wells, centrifugal compressors, reciprocating compressors, pneumatic controllers and storage vessels.  The Company is reviewing the new standards to determine the impact on its operations.
In August 2010, the EPA finalized a rule that requires reductions in a number of pollutants, including formaldehyde and carbon monoxide, for certain engines regardless of size at Area Sources (sources that emit less than 10 tons per year of any one HAP or 25 tons per year of all HAPs) and engines less than 500 horsepower at Major Sources (sources that emit 10 tons per year or more of any one HAP or 25 tons per year of all HAPs).  Compliance is required by October 2013.  It is anticipated that the limits adopted in this rule will be used in a future EPA rule that is scheduled to be finalized in 2013, with compliance required in 2016.  This future rule is expected to require reductions in formaldehyde and carbon monoxide emissions from engines greater than 500 horsepower at Major Sources.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar amounts are in millions)
Introduction
The information in Item 2 has been prepared pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q. Accordingly, this Item 2 includes only management’s narrative analysis of the results of operations and certain supplemental information.
References to “we”, “us”, “our”, the “Company” and “Panhandle” shall mean Panhandle Eastern Pipe Line Company, LP and its subsidiaries.
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
The Company’s regulated transportation and storage businesses can file (or be required to file) for changes in their rates, which are subject to approval by the FERC.  Although a significant portion of the Company’s contracts are discounted or negotiated rate contracts, changes in rates and other tariff provisions resulting from regulatory proceedings have the potential to impact negatively the Company’s results of operations and financial condition.
RECENT DEVELOPMENTS
Holdco Transaction
On April 30, 2013, ETP acquired from ETE its interest in Holdco for 49.5 million of newly issued ETP common units and $1.40 billion in cash, less $68 million of estimated closing adjustments. Holdco is the entity formed by ETP and ETE in 2012 to own the equity interests in Southern Union and Sunoco. As a result of this transaction, ETP now owns 100% of Holdco.
Results of Operations
The ETE Merger, which was completed on March 26, 2012, was accounted for by ETE using business combination accounting.  The Company allocated the purchase price paid by ETE to its assets, liabilities and partners’ capital as of the acquisition date based on preliminary estimates.  Accordingly, the successor financial statements reflect a new basis of accounting and predecessor and successor period financial results (separated by a heavy black line) are presented, but are not comparable.
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
The results of operations for the successor and predecessor periods reflect certain merger-related expenses, which are not expected to have a continuing impact on the results going forward, and those amounts are discussed in the results below.

The following table illustrates the results of operations of the Company for the periods presented:

	Successor		Predecessor
	Three Months Ended March 31, 2013	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012
OPERATING REVENUES:
Transportation and storage of natural gas	$144	$10	$140
LNG terminalling	53	3	51
Other	2	—	3
Total operating revenues (1)	199	13	194
OPERATING EXPENSES:
Operating, maintenance and general	76	35	76
Depreciation and amortization	42	3	30
Total operating expenses	118	38	106
OPERATING INCOME (LOSS)	81	(25)	88
OTHER INCOME (EXPENSE):
Interest expense	(14)	(1)	(25)
Interest income - affiliates	1	—	2
Total other expenses, net	(13)	(1)	(23)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	68	(26)	65
Income tax expense (benefit)	26	(7)	25
NET INCOME (LOSS)	$42	$(19)	$40
Panhandle natural gas volumes transported (TBtu): (2)
PEPL	177	9	152
Trunkline	180	12	177
Sea Robin	40	2	20

(1)
Reservation revenues comprised 89% of total operating revenues for the period ended March 31, 2013. Reservation revenues comprised 88% and 88% of total operating revenues for the periods from March 26, 2012 to March 31, 2012 and January 1, 2012 to March 25, 2012, respectively.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.
The following is a discussion of the significant items and variances impacting the Company’s net income during the periods presented above:

•
Operating Revenues. Operating revenues for the three months ended March 31, 2013 decreased compared to the successor and predecessor periods in 2012 primarily due to lower capacity sold at lower rates and lower parking revenues, the impacts from which were partially offset by higher usage revenues as a result of higher volumes.

•
Operating Expenses. The period from March 26, 2012 to March 31, 2012 included merger-related expenses of approximately $41 million, offset by a curtailment gain on our OPEB plans of $11 million. The successor periods also reflected higher depreciation due to the step-up in depreciable assets in connection with the ETE Merger and lower corporate allocations due to merger-related synergies.

•
Interest Expense. Interest expense was lower in the three months ended March 31, 2013 primarily due to amortization of the long-term debt fair value adjustment recorded in connection with the ETE Merger as well as the termination of interest rate swaps.

•
Income Taxes. The effective income tax rate for the period from March 26,2012 to March 31, 2012 was lower than the other periods presented above as a result of non-deductible executive compensation expenses included in the merger-related expenses.

Supplemental Pro Forma Financial Information
The following unaudited pro forma consolidated financial information of the Company has been prepared in accordance with Article 11 of Regulation S-X and reflects the pro forma impacts of the ETE Merger for the three months ended ended March 31, 2012, giving effect to the ETE Merger as if it had occurred on January 1, 2012. This unaudited pro forma financial information is provided to supplement the discussion and analysis of the historical financial information and should be read in conjunction with such historical financial information. This unaudited pro forma information is for illustrative purposes only and is not necessarily indicative of the financial results that would have occurred if the ETE Merger had been consummated on January 1, 2012.

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012	Pro Forma Adjustments		Pro Forma Three Months Ended March 31, 2012
OPERATING REVENUES	$13	$194	$—		$207
OPERATING EXPENSES:
Operating, maintenance and general	35	76	(30)	(a)	81
Depreciation and amortization	3	30	8	(b)	41
Total operating expenses	38	106	(22)		122
OPERATING INCOME (LOSS)	(25)	88	22		85
OTHER INCOME (EXPENSE):
Interest (expense) benefit	(1)	(25)	8	(c)	(18)
Interest income - affiliates	—	2	—		2
Total other (expenses) benefit, net	(1)	(23)	8		(16)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(26)	65	30		69
Income tax expense (benefit)	(7)	25	3	(d)	21
NET (LOSS) INCOME	$(19)	$40	$27		$48

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s COO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The Company performed an evaluation under the supervision and with the participation of management, including its COO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, Panhandle’s COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.
Changes in Internal Control over Financial Reporting
Subsequent to the merger with ETE in March 2012, the Partnership's internal controls over financial reporting, including certain disclosure controls and corporate governance procedures, have been impacted by changes made to conform to the existing controls of ETP and ETE. During the three months ended March 31, 2013, the Partnership's accounting systems were transitioned to the accounting systems of ETP and ETE and accordingly certain controls changed at that time.  None of these changes are in response to any identified deficiency or weakness in the Partnership's internal control over financial reporting.
There were no other changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to affect, its internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Note 11 in this Quarterly Report on Form 10-Q and in Note 15 in the Company’s Form 10-K for the year ended December 31, 2012.
The Company is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites. As a result, the Company is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters. For information regarding these matters, see Note 11 in this Quarterly Report on Form 10-Q and Note 15 included in the Company’s Form 10-K for the year ended December 31, 2012.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on March 1, 2013.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.
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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date:	May 9, 2013	By: /s/ MARTIN SALINAS, JR. Martin Salinas, Jr. Chief Financial Officer (duly authorized to sign on behalf of the registrant)