Form 10-Q
period 2013-06-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2013-08-08
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

Bcf	Billion cubic feet

Btu	British thermal units

Citrus	Citrus Corp.

EPA	United States Environmental Protection Agency

ETE	Energy Transfer Equity, L.P.

ETP	Energy Transfer Partners, L.P., a subsidiary of ETE

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

Holdco	ETP Holdco Corporation

LIBOR	London Interbank Offer Rate

LNG	Liquefied natural gas

LNG Holdings	Trunkline LNG Holdings, LLC

OPEB plans	Other postretirement employee benefit plans

PCBs	Polychlorinated biphenyls

PEPL	Panhandle Eastern Pipe Line Company, LP

PEPL Holdings	PEPL Holdings, LLC

ppb	parts per billion

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	United States Securities and Exchange Commission

Southern Union	Southern Union Company

Southwest Gas	Panhandle Gas Storage LLC

Sunoco	Sunoco, Inc.

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC

Trunkline LNG	Trunkline LNG Company, LLC

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Accounts receivable, net	67	74
Accounts receivable from related companies	58	14
Exchanges receivable	9	10
System natural gas and operating supplies	138	144
Other	17	20
Total current assets	289	262
PROPERTY, PLANT AND EQUIPMENT:
Plant in service	4,096	4,076
Construction work in progress	46	45
	4,142	4,121
Accumulated depreciation and amortization	(136)	(57)
Net property, plant and equipment	4,006	4,064
GOODWILL	1,785	1,785
NOTE RECEIVABLE FROM RELATED PARTY	831	831
OTHER NON-CURRENT ASSETS	267	108
Total assets	$7,178	$7,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2013	December 31, 2012
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Current portion of long-term debt	$252	$258
Accounts payable	5	12
Accounts payable to related companies	29	27
Exchanges payable	123	130
Accrued taxes	20	13
Accrued interest	13	13
Other	55	69
Total current liabilities	497	522
LONG-TERM DEBT, less current portion	1,488	1,499
DEFERRED INCOME TAXES	899	853
OTHER NON-CURRENT LIABILITIES	142	135
COMMITMENTS AND CONTINGENCIES (Note 9)
PARTNERS’ CAPITAL:
Partners’ capital	4,161	4,050
Accumulated other comprehensive loss	(9)	(9)
Total partners’ capital	4,152	4,041
Total liabilities and partners’ capital	$7,178	$7,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
OPERATING REVENUES:
Transportation and storage of natural gas	$174	$128
LNG terminalling	54	55
Other	4	3
Total operating revenues	232	186
OPERATING EXPENSES:
Operating, maintenance and general	65	80
Depreciation and amortization	41	41
Total operating expenses	106	121
OPERATING INCOME	126	65
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(13)	(14)
Interest income - affiliates	—	1
Total other expenses, net	(13)	(13)
INCOME BEFORE INCOME TAX EXPENSE	113	52
Income tax expense	44	22
NET INCOME	$69	$30

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2013	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012
OPERATING REVENUES:
Transportation and storage of natural gas	$318	$138	$140
LNG terminalling	107	58	51
Other	6	3	3
Total operating revenues	431	199	194
OPERATING EXPENSES:
Operating, maintenance and general	141	115	76
Depreciation and amortization	83	44	30
Total operating expenses	224	159	106
OPERATING INCOME	207	40	88
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(27)	(15)	(25)
Interest income - affiliates	1	1	2
Total other expenses, net	(26)	(14)	(23)
INCOME BEFORE INCOME TAX EXPENSE	181	26	65
Income tax expense	70	15	25
NET INCOME	$111	$11	$40

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Successor				Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012
Net income	$69	$30	$111	$11	$40
Other comprehensive income, net of tax:
Reclassification of unrealized loss on interest rate hedges into earnings	—	—	—	—	3
	—	—	—	—	3
Comprehensive income	$69	$30	$111	$11	$43

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2012	$4,050	$(9)	$4,041
Net income	111	—	111
Balance, June 30, 2013	$4,161	$(9)	$4,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2013	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111	$11	$40
Reconciliation of net income to net cash provided by (used in)operating activities:
Depreciation and amortization	83	44	30
Deferred income taxes	45	21	19
Amortization of costs charged to interest	(16)	(8)	—
Net gain on curtailment of OPEB plans benefits	—	(11)	—
Changes in operating assets and liabilities, net of merger impact	(220)	(85)	23
Net cash flows provided by (used in) operating activities	3	(28)	112
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in note receivable - related parties	—	65	255
Net increase (decrease) in income taxes payable - related parties	24	(6)	5
Additions to property, plant and equipment	(25)	(29)	(28)
Other	—	(2)	—
Net cash flows provided by (used in) investing activities	(1)	28	232
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	—	455
Repayment of long-term debt	—	—	(797)
Issuance costs of debt	—	—	(2)
Other	(2)	—	—
Net cash flows used in financing activities	(2)	—	(344)
INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—
CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts are in millions)
(unaudited)

1.	OPERATIONS AND ORGANIZATION:
Business Operations
Panhandle Eastern Pipe Line Company, LP (“we”, “us”, the “Company” and “Panhandle”) is primarily engaged in the interstate transportation and storage of natural gas and also provides LNG terminalling and regasification services and is subject to the rules and regulations of the FERC.  The Company’s entities include the following:

•	PEPL, an indirect wholly-owned subsidiary of Southern Union, which is an indirect wholly-owned subsidiary of ETP;

•	Trunkline, a direct wholly-owned subsidiary of PEPL;

•	Sea Robin, an indirect wholly-owned subsidiary of PEPL;

•	LNG Holdings, an indirect wholly-owned subsidiary of PEPL;

•	Trunkline LNG, a direct wholly-owned subsidiary of LNG Holdings; and

•	Southwest Gas, a direct wholly-owned subsidiary of PEPL.
The Company’s operations consist of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region, as well as owned underground storage capacity.  The Company also owns and operates an LNG import terminal located on Louisiana’s Gulf Coast, as well as an above ground LNG storage facility.
Southern Union Panhandle LLC serves as the general partner of PEPL and owns a 1% general partnership interest in PEPL.  PEPL Holdings, a wholly-owned subsidiary of Southern Union, owns a 99% limited partnership interest in PEPL and a 100% membership interest in Southern Union Panhandle LLC.
See Note 2 for information related to the completion of the Holdco Transaction.
Preparation of Interim Financial Statements
The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements and notes thereto of the Company as of June 30, 2013 and for the three and six month periods ended June 30, 2013 and 2012, have been prepared in accordance with GAAP for interim condensed consolidated financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. However, management believes that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonal nature of the Company’s operations.
The accompanying unaudited interim condensed consolidated financial statements reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Panhandle Eastern Pipe Line Company, LP presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 1, 2013.

2.	HOLDCO TRANSACTION:
On April 30, 2013, ETP acquired ETE’s 60% interest in Holdco, the entity formed by ETP and ETE in 2012 to own the equity interests in Southern Union and Sunoco. As a result of this transaction, ETP now owns 100% of Holdco. ETP controlled Holdco prior to this transaction; therefore, the transaction did not constitute a change of control.

3.	RELATED PARTY TRANSACTIONS:
Accounts receivable from related companies reflected on the condensed consolidated balance sheets primarily related to services provided for Southern Union, ETE, ETP and other affiliates. Accounts payable to related companies reflected on the condensed consolidated balance sheets primarily related to payroll funding and overhead allocation provided by ETP and other affiliates.
Pursuant to a demand note with Southern Union under a cash management program, the Company loans excess cash, net of repayments, to Southern Union.  The Company is credited with interest on the note at a one-month LIBOR rate.  Given the uncertainties regarding the timing of the Company’s cash flows, including financings, capital expenditures and operating cash flows, the Company has reported the note receivable as a non-current asset.  The Company has access to the funds via advances from Southern Union and expects repayment to ultimately occur to primarily fund capital expenditures or debt retirements.
The following table provides a summary of the related party activity included in our condensed consolidated statements of operations:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Transportation and storage of natural gas	$3	$2
Operating, maintenance and general	16	11	(1)
Interest income - affiliates	—	1

	Successor			Predecessor
	Six Months Ended June 30, 2013	Period from Acquisition (March 26, 2012) to June 30, 2012		Period from January 1, 2012 to March 25, 2012
Transportation and storage of natural gas	$6	$2		$1
Operating, maintenance and general	32	50	(1)	14
Interest income - affiliates	1	1		2

(1)	Primarily represents corporate charges for employee expenses related to the merger with ETE offset by expenses attributable to services provided by Panhandle on behalf of affiliated companies.

4.	REGULATION AND RATES:
Trunkline Transfer Application
On July 26, 2012, Trunkline filed an application with the FERC for approval to transfer approximately 770 miles of underutilized loop piping facilities by sale to an affiliate; such facilities are contemplated to be converted to crude oil transportation service. This sale is subject to FERC approval. Several parties have intervened, commented, or protested this filing. The Company has responded to all information requests from the Commission and is awaiting a final order in this proceeding.
FERC Audit
In November 2011, the FERC commenced an audit of PEPL to evaluate its compliance with the Uniform System of Accounts as prescribed by the FERC, annual and quarterly financial reporting to the FERC, reservation charge crediting policy and record retention. The audit is related to the period from January 1, 2010 through December 31, 2011. A draft audit report was received on July 19, 2013 noting no issues that would have a material impact on the Company’s historical financial position or results of operations.

5.	ACCUMULATED OTHER COMPREHENSIVE LOSS:
As of June 30, 2013 and December 31, 2012, accumulated other comprehensive loss consists of net actuarial loss and prior service costs related to our OPEB plans.

6.	DEBT OBLIGATIONS:
The Company has $250 million principal amount of senior notes which mature within the next twelve months. The Company currently expects to refinance all or a portion of the debt upon maturity or, alternatively, to retire all or a portion of the debt with proceeds from repayment of the note receivable from Southern Union, which funds are available to the Company on a demand basis.
Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations at June 30, 2013 and December 31, 2012 was $1.78 billion and $1.81 billion, respectively. As of June 30, 2013 and December 31, 2012, the aggregate carrying amount of the Company’s consolidated debt obligations was $1.74 billion and $1.76 billion, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
Term Loans.  The effective interest rate for the LNG Holdings term loan due February 2015 was 1.82% at June 30, 2013.
Other.  The Company's notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens.  Other covenants impose limitations on restricted payments, including dividends and loans to affiliates, and additional indebtedness. As of June 30, 2013, the Company is in compliance with these covenants.

7.	BENEFITS:
Components of Net Periodic Benefit Cost
The following tables set forth the components of net periodic benefit cost of the Company’s OPEB plans:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Service cost	$—	$—
Interest cost	1	—
Expected return on plan assets	(1)	(1)
Prior service credit amortization	—	—
Net periodic benefit cost	$—	$(1)

	Successor		Predecessor
	Six Months Ended June 30, 2013	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012
Service cost	$—	$—	$1
Interest cost	1	—	1
Expected return on plan assets	(2)	(1)	(1)
Prior service credit amortization	—	—	(1)
Curtailment recognition (1)	—	(11)	—
Net periodic benefit cost	$(1)	$(12)	$—

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

8.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
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
Treasury Rate Locks.  As of June 30, 2013, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods were associated with interest payments on outstanding long-term debt.  During the predecessor periods, these treasury rate locks were accounted for as cash flow hedges, with the effective portion of their settled value recorded in accumulated other comprehensive income and reclassified into interest expense in the same periods during which the related interest payments on long-term debt impact earnings.
The Company had no derivative instruments at June 30, 2013 and December 31, 2012.
No derivative instrument gains and losses were reported in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2013, except for $4 million of unrealized losses reclassified from accumulated other comprehensive income into interest expense during the period from January 1, 2012 to March 25, 2012.

9.	COMMITMENTS AND CONTINGENCIES:
PEPL Holdings Guarantee of Collection
On April 30, 2013, Southern Union completed its contribution to Regency Energy Partners LP (“Regency”) of all the membership interest in Southern Union Gathering Company, LLC, and its subsidiaries, including Southern Union Gas Services (the “SUGS Contribution”).  In connection with the SUGS Contribution, Regency issued $600 million of 4.50% Senior Notes due 2023 (the “Regency Debt”), the proceeds of which were used by Regency to fund the cash portion of the consideration, as adjusted, and pay certain other expenses or disbursements directly related to the closing of the SUGS Contribution.  In connection with the closing of the SUGS Contribution, Regency entered into an agreement with PEPL Holdings, a wholly-owned subsidiary of Southern Union, pursuant to which PEPL Holdings provided a guarantee of collection (on a nonrecourse basis to Southern Union) to Regency and Regency Energy Finance Corp. with respect to the payment of the principal amount of the Regency Debt through maturity in 2023.
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

Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of June 30, 2013 and December 31, 2012, the Company recorded litigation and other claim-related accrued liabilities of $6 million and $6 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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

	June 30, 2013	December 31, 2012
Current	$—	$1
Non-current	3	5
Total environmental liabilities	$3	$6

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
Future Regulatory Compliance Commitments
Air Quality Control.   On April 17, 2012 the EPA issued the Oil and Natural Gas Sector New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants (“HAPs”).  The standards revise the new source performance standards for volatile organic compounds from leaking components at onshore natural gas processing plants and new source performance standards for sulfur dioxide emissions from natural gas processing plants.  The EPA also established standards for certain oil and gas operations not covered by the existing standards.  In addition to the operations covered by the existing standards, the newly established standards regulate volatile organic compound emissions from gas wells, centrifugal compressors, reciprocating compressors, pneumatic controllers and storage vessels.
In August 2010, the EPA finalized a rule that requires reductions in a number of pollutants, including formaldehyde and carbon monoxide, for certain engines regardless of size at Area Sources (sources that emit less than 10 tons per year of any one HAP or 25 tons per year of all HAPs) and engines less than 500 horsepower at Major Sources (sources that emit 10 tons per year or more of any one HAP or 25 tons per year of all HAPs).  In January 2013, the EPA issued a final reconsideration rule that exempted Area Source engines located in remote areas from the emission limits and monitoring requirements. Compliance is required by October 2013.
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
The Company has reviewed the potential impacts of the August 2010 Area Source National Emissions Standards for Hazardous Air Pollutants rule, implementation of the 2008 ozone standard and the new nitrogen dioxide standard on its operations and the potential costs associated with the installation of emission control systems on its existing engines.  The ultimate costs associated with these activities cannot be estimated with any certainty at this time, but the Company believes, based on the current understanding of the current and proposed rules, such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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
RECENT DEVELOPMENTS
Holdco Transaction
On April 30, 2013, ETP acquired ETE’s 60% interest in Holdco, the entity formed by ETP and ETE in 2012 to own the equity interests in Southern Union and Sunoco. As a result of this transaction, ETP now owns 100% of Holdco. ETP controlled Holdco prior to this transaction; therefore, the transaction did not constitute a change of control.
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

The following table illustrates the results of operations of the Company:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
OPERATING REVENUES:
Transportation and storage of natural gas	$174	$128
LNG terminalling	54	55
Other	4	3
Total operating revenues (1)	232	186
OPERATING EXPENSES:
Operating, maintenance and general	65	80
Depreciation and amortization	41	41
Total operating expenses	106	121
OPERATING INCOME	126	65
OTHER INCOME (EXPENSE):
Interest expense	(13)	(14)
Interest income - affiliates	—	1
Total other expenses, net	(13)	(13)
INCOME BEFORE INCOME TAX EXPENSE	113	52
Income tax expense	44	22
NET INCOME	$69	$30
Panhandle natural gas volumes transported (TBtu): (2)
PEPL	137	131
Trunkline	177	173
Sea Robin	34	21

(1)	Reservation revenues comprised 91% and 89% of total operating revenues for the three months ended June 30, 2013 and 2012, respectively.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.
The following is a discussion of the significant items and variances impacting the Company’s net income during the periods presented above:

•
Operating Revenues. Operating revenues for the three months ended June 30, 2013 increased compared to the same period in 2012 primarily due to the recognition of $52 million received in connection with the buyout of a customer’s contract as well as higher usage revenues of $2 million as a result of higher volumes, partially offset by lower capacity sold at overall average lower rates and lower parking revenues.

•
Operating Expenses. Operating expenses decreased for the three months ended June 30, 2013 compared to the same period last year primarily due to a decrease in employee-related costs related to integration efforts subsequent to ETE’s acquisition of Southern Union.

•
Income Taxes. The effective income tax rate of 39% for the three months ended June 30, 2013 was lower than the 42% rate for the three months ended June 30, 2012 primarily due to non-deductible executive compensation expenses included in the merger-related expenses for the 2012 period.

The following table illustrates the results of operations of the Company:

	Successor		Predecessor
	Six Months Ended June 30, 2013	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012
OPERATING REVENUES:
Transportation and storage of natural gas	$318	$138	$140
LNG terminalling	107	58	51
Other	6	3	3
Total operating revenues (1)	431	199	194
OPERATING EXPENSES:
Operating, maintenance and general	141	115	76
Depreciation and amortization	83	44	30
Total operating expenses	224	159	106
OPERATING INCOME	207	40	88
OTHER INCOME (EXPENSE):
Interest expense	(27)	(15)	(25)
Interest income - affiliates	1	1	2
Total other expenses, net	(26)	(14)	(23)
INCOME BEFORE INCOME TAX EXPENSE	181	26	65
Income tax expense	70	15	25
NET INCOME	$111	$11	$40
Panhandle natural gas volumes transported (TBtu): (2)
PEPL	314	140	152
Trunkline	357	185	177
Sea Robin	74	23	20

(1)
Reservation revenues comprised 90% of total operating revenues for the six months ended June 30, 2013. Reservation revenues comprised 89% and 88% of total operating revenues for the periods from March 26, 2012 to June 30, 2012 and January 1, 2012 to March 25, 2012, respectively.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.
The following is a discussion of the significant items and variances impacting the Company’s net income during the periods presented above:

•
Operating Revenues. Operating revenues for the six months ended June 30, 2013 reflected the recognition of $52 million received in connection with the buyout of a customer’s contract as well as higher usage revenues of $4 million as a result of higher volumes, partially offset by lower capacity sold at overall average lower rates and lower parking revenues.

•
Operating Expenses. The period from March 26, 2012 to June 30, 2012 included merger-related expenses of approximately $43 million, offset by a curtailment gain on our OPEB plans of $11 million. The remaining decrease in operating expenses for the six months ended June 30, 2013 compared to the prior periods is attributable to a decrease in employee-related costs related to integration efforts subsequent to ETE’s acquisition of Southern Union. The successor periods also reflected higher depreciation due to the step-up in depreciable assets in connection with the ETE Merger and lower corporate allocations due to merger-related synergies.

•
Interest Expense. Interest expense decreased in the successor periods primarily due to amortization of the long-term debt fair value adjustment recorded in connection with the ETE Merger as well as the termination of interest rate swaps.

•
Income Taxes. The effective income tax rates of 39% and 38% for the six months ended June 30, 2013 and the period from January 1, to March 25, 2012, respectively, were lower than the tax rate of 58% for the period from March 26, 2012 to June 30, 2012 as a result of non-deductible executive compensation expenses included in the merger-related expenses for 2012.

Supplemental Pro Forma Financial Information
The following unaudited pro forma condensed consolidated financial information of the Company has been prepared in accordance with Article 11 of Regulation S-X and reflects the pro forma impacts of the ETE Merger for the six months ended June 30, 2012, giving effect to the ETE Merger as if it had occurred on January 1, 2012. This unaudited pro forma financial information is provided to supplement the discussion and analysis of the historical financial information and should be read in conjunction with such historical financial information. This unaudited pro forma information is for illustrative purposes only and is not necessarily indicative of the financial results that would have occurred if the ETE Merger had been consummated on January 1, 2012.

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012	Pro Forma Adjustments		Pro Forma Six Months Ended June 30, 2012
OPERATING REVENUES	$199	$194	$—		$393
OPERATING EXPENSES:
Operating, maintenance and general	115	76	(30)	(a)	161
Depreciation and amortization	44	30	8	(b)	82
Total operating expenses	159	106	(22)		243
OPERATING INCOME	40	88	22		150
OTHER INCOME (EXPENSE):
Interest expense	(15)	(25)	8	(c)	(32)
Interest income - affiliates	1	2	—		3
Total other expenses, net	(14)	(23)	8		(29)
INCOME BEFORE INCOME TAX EXPENSE	26	65	30		121
Income tax expense	15	25	3	(d)	43
NET INCOME	$11	$40	$27		$78

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company performed an evaluation under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, Panhandle’s Chief Executive Officer and Chief Financial Officer and concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Note 9 in this Quarterly Report on Form 10-Q and in Note 15 in the Company’s Form 10-K for the year ended December 31, 2012.
The Company is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites. As a result, the Company is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters. For information regarding these matters, see Note 9 in this Quarterly Report on Form 10-Q and Note 15 included in the Company’s Form 10-K for the year ended December 31, 2012.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on March 1, 2013.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report:

	Exhibit Number	Description
	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definitions Document
	101.LAB	XBRL Taxonomy Label Linkbase Document
	101.PRE	XBRL Taxonomy Presentation Linkbase Document

*    Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	August 8, 2013	By:	/s/ Martin Salinas, Jr.
Martin Salinas, Jr.
Chief Financial Officer (duly authorized to sign on behalf of the registrant)