Form 10-Q
period 2013-09-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2013-11-07
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Accounts receivable, net	$67	$74
Accounts receivable from related companies	12	14
Exchanges receivable	8	10
System natural gas and operating supplies	165	144
Other	21	20
Total current assets	273	262
PROPERTY, PLANT AND EQUIPMENT:
Plant in service	4,096	4,076
Construction work in progress	58	45
	4,154	4,121
Accumulated depreciation and amortization	(176)	(57)
Net property, plant and equipment	3,978	4,064
GOODWILL	1,785	1,785
NOTE RECEIVABLE FROM RELATED PARTY	483	831
OTHER NON-CURRENT ASSETS	115	108
Total assets	$6,634	$7,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2013	December 31, 2012
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$258
Accounts payable	15	12
Accounts payable to related companies	56	27
Exchanges payable	153	130
Accrued taxes	25	13
Accrued interest	21	13
Other	42	69
Total current liabilities	312	522
LONG-TERM DEBT, less current portion	1,028	1,499
DEFERRED INCOME TAXES	892	853
OTHER NON-CURRENT LIABILITIES	213	135
COMMITMENTS AND CONTINGENCIES (Note 8)
PARTNERS’ CAPITAL:
Partners’ capital	4,198	4,050
Accumulated other comprehensive loss	(9)	(9)
Total partners’ capital	4,189	4,041
Total liabilities and partners’ capital	$6,634	$7,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
OPERATING REVENUES:
Transportation and storage of natural gas	$124	$132
LNG terminalling	55	54
Other	1	2
Total operating revenues	180	188
OPERATING EXPENSES:
Operating, maintenance and general	69	69
Depreciation and amortization	40	42
Total operating expenses	109	111
OPERATING INCOME	71	77
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(12)	(13)
Other, net	—	(1)
Total other expenses, net	(12)	(14)
INCOME BEFORE INCOME TAX EXPENSE	59	63
Income tax expense	22	27
NET INCOME	$37	$36

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012
OPERATING REVENUES:
Transportation and storage of natural gas	$442	$270	$140
LNG terminalling	162	112	51
Other	7	5	3
Total operating revenues	611	387	194
OPERATING EXPENSES:
Operating, maintenance and general	210	184	76
Depreciation and amortization	123	86	30
Total operating expenses	333	270	106
OPERATING INCOME	278	117	88
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(39)	(28)	(25)
Interest income - affiliates	1	1	2
Other, net	—	(1)	—
Total other expenses, net	(38)	(28)	(23)
INCOME BEFORE INCOME TAX EXPENSE	240	89	65
Income tax expense	92	42	25
NET INCOME	$148	$47	$40

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Successor				Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012
Net income	$37	$36	$148	$47	$40
Other comprehensive income, net of tax:
Reclassification of unrealized loss on interest rate hedges into earnings	—	—	—	—	3
	—	—	—	—	3
Comprehensive income	$37	$36	$148	$47	$43

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2012	$4,050	$(9)	$4,041
Net income	148	—	148
Balance, September 30, 2013	$4,198	$(9)	$4,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$148	$47	$40
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	123	86	30
Deferred income taxes	39	45	19
Amortization of costs charged to interest	(23)	(16)	—
Net gain on curtailment of OPEB plans benefits	—	(11)	—
Changes in operating assets and liabilities, net of merger impacts	54	(55)	23
Net cash flows provided by operating activities	341	96	112
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in note receivable - related parties	348	3	255
Net increase (decrease) in income taxes payable - related parties	53	(35)	5
Additions to property, plant and equipment	(53)	(62)	(28)
Other	7	(3)	—
Net cash flows provided by (used in) investing activities	355	(97)	232
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	—	455
Repayment of long-term debt	(705)	—	(797)
Issuance costs of debt	—	—	(2)
Other	9	1	—
Net cash flows provided by (used in) financing activities	(696)	1	(344)
INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—
CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts are in millions)
(unaudited)

1.	OPERATIONS AND ORGANIZATION:
Business Operations
Panhandle Eastern Pipe Line Company, LP (“we,” “us,” the “Company” and “Panhandle”) is primarily engaged in the interstate transportation and storage of natural gas and also provides LNG terminalling and regasification services and is subject to the rules and regulations of the FERC.  The Company’s entities include the following:

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
Preparation of Interim Financial Statements
The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements and notes thereto of the Company as of September 30, 2013 and for the three and nine month periods ended September 30, 2013 and 2012, have been prepared in accordance with GAAP for interim condensed consolidated financial information and pursuant to the rules and regulations of the SEC.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  However, management believes that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonal nature of the Company’s operations.
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
The following table provides a summary of the related party activity included in our condensed consolidated statements of operations:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Transportation and storage of natural gas	$4	$2
Operating, maintenance and general	15	7	(1)

	Successor			Predecessor
	Nine Months Ended September 30, 2013	Period from Acquisition (March 26, 2012) to September 30, 2012		Period from January 1, 2012 to March 25, 2012
Transportation and storage of natural gas	$10	$4		$1
Operating, maintenance and general	47	57	(1)	14
Interest income - affiliates	1	1		2

(1)	Primarily represents corporate charges for employee expenses related to the merger with ETE offset by expenses attributable to services provided by Panhandle on behalf of affiliated companies.

4.	ACCUMULATED OTHER COMPREHENSIVE LOSS:
As of September 30, 2013 and December 31, 2012, accumulated other comprehensive loss consists of net actuarial loss and prior service costs related to our OPEB plans.

5.	DEBT OBLIGATIONS:
Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations at September 30, 2013 and December 31, 2012 was $1.07 billion and $1.81 billion, respectively. As of September 30, 2013 and December 31, 2012, the aggregate carrying amount of the Company’s consolidated debt obligations was $1.03 billion and $1.76 billion, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
Senior Notes
Panhandle’s 6.05% Senior Notes in the amount of $250 million matured on August 15, 2013 and were repaid with intercompany borrowings.

Term Loans
In September 2013, ETP issued $1.50 billion total principal amount of Senior Notes. Proceeds from this offering were used to repay $455 million of borrowings under the LNG Holdings term loan due February 2015.
Compliance With Our Covenants
The Company's notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens.  Other covenants impose limitations on restricted payments, including dividends and loans to affiliates, and additional indebtedness. As of September 30, 2013, the Company is in compliance with these covenants.

6.	RETIREMENT BENEFITS:
Components of Net Periodic Benefit Cost
The following tables set forth the components of net periodic benefit cost of the Company’s OPEB plans:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Service cost	$—	$—
Interest cost	—	—
Expected return on plan assets	(2)	(1)
Prior service credit amortization	1	—
Net periodic benefit cost	$(1)	$(1)

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012
Service cost	$—	$—	$1
Interest cost	1	—	1
Expected return on plan assets	(4)	(2)	(1)
Prior service credit amortization	1	—	(1)
Curtailment recognition (1)	—	(11)	—
Net periodic benefit cost	$(2)	$(13)	$—

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

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
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
Treasury Rate Locks.  As of September 30, 2013, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods were associated with interest payments on outstanding long-term debt.  During the predecessor periods, these treasury rate locks were accounted for as cash flow hedges, with the effective portion of their settled value recorded in accumulated other comprehensive income and reclassified into interest expense in the same periods during which the related interest payments on long-term debt impact earnings.
The Company had no derivative instruments at September 30, 2013 and December 31, 2012.
No derivative instrument gains and losses were reported in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2013, except for $4 million of unrealized losses reclassified from accumulated other comprehensive income into interest expense during the period from January 1, 2012 to March 25, 2012.

8.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
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
FERC Audit
The FERC recently completed an audit of PEPL to evaluate its compliance with the Uniform System of Accounts as prescribed by the FERC, annual and quarterly financial reporting to the FERC, reservation charge crediting policy and record retention. The audit related to the period from January 1, 2010 through December 31, 2011. An audit report was received in August 2013 noting no issues that would have a material impact on the Company’s historical financial position or results of operations.
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

	September 30, 2013	December 31, 2012
Current	$—	$1
Non-current	3	5
Total environmental liabilities	$3	$6
Litigation and Other Claims
The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business.
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of September 30, 2013 and December 31, 2012, the Company recorded litigation and other claim-related accrued liabilities of $6 million and $6 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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
In August 2010, the EPA finalized a rule that requires reductions in a number of pollutants, including formaldehyde and carbon monoxide, for certain engines regardless of size at Area Sources (sources that emit less than 10 tons per year of any one HAP or 25 tons per year of all HAPs) and engines less than 500 horsepower at Major Sources (sources that emit 10 tons per year or more of any one HAP or 25 tons per year of all HAPs).  In January 2013, the EPA issued a final reconsideration rule that exempted Area Source engines located in remote areas from the emission limits and monitoring requirements. Compliance was required by October 2013, and the Company believes it is in compliance.
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
References to “we,” “us,” “our,” the “Company” and “Panhandle” shall mean Panhandle Eastern Pipe Line Company, LP and its subsidiaries.
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

The following table illustrates the results of operations of the Company:

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012
OPERATING REVENUES:
Transportation and storage of natural gas	$442	$270	$140
LNG terminalling	162	112	51
Other	7	5	3
Total operating revenues (1)	611	387	194
OPERATING EXPENSES:
Operating, maintenance and general	210	184	76
Depreciation and amortization	123	86	30
Total operating expenses	333	270	106
OPERATING INCOME	278	117	88
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(39)	(28)	(25)
Interest income - affiliates	1	1	2
Other, net	—	(1)	—
Total other expenses, net	(38)	(28)	(23)
INCOME BEFORE INCOME TAX EXPENSE	240	89	65
Income tax expense	92	42	25
NET INCOME	$148	$47	$40
Panhandle natural gas volumes transported (TBtu): (2)
PEPL	445	277	152
Trunkline	537	354	177
Sea Robin	107	47	20

(1)
Reservation revenues comprised 89% of total operating revenues for the nine months ended September 30, 2013. Reservation revenues comprised 88% and 88% of total operating revenues for the periods from March 26, 2012 to September 30, 2012 and January 1, 2012 to March 25, 2012, respectively.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.
The following is a discussion of the significant items and variances impacting the Company’s net income during the periods presented above:

•
Operating Revenues. Operating revenues for the nine months ended September 30, 2013 increased primarily due to the recognition of $52 million received in connection with the buyout of a customer’s contract, partially offset by lower capacity sold at overall average lower rates and lower parking revenues.

•
Operating Expenses. The period from March 26, 2012 to September 30, 2012 included merger-related expenses of approximately $44 million, offset by a curtailment gain on our OPEB plans of $11 million. The remaining decrease in operating expenses for the nine months ended September 30, 2013 compared to the prior periods is attributable to a decrease in employee-related costs related to integration efforts subsequent to ETE’s acquisition of Southern Union. The successor periods also reflected higher depreciation due to the step-up in depreciable assets in connection with the ETE Merger and lower corporate allocations due to merger-related synergies.

•
Interest Expense. Interest expense decreased in the successor periods primarily due to amortization of the long-term debt fair value adjustment recorded in connection with the ETE Merger as well as the termination of interest rate swaps.

•
Income Taxes. The effective income tax rates of 38% and 38% for the nine months ended September 30, 2013 and the period from January 1, to March 25, 2012, respectively, were lower than the tax rate of 47% for the period from March 26, 2012 to September 30, 2012 as a result of non-deductible executive compensation expenses included in the merger-related expenses for 2012.

Supplemental Pro Forma Financial Information
The following unaudited pro forma condensed consolidated financial information of the Company has been prepared in accordance with Article 11 of Regulation S-X and reflects the pro forma impacts of the ETE Merger for the nine months ended September 30, 2012, giving effect to the ETE Merger as if it had occurred on January 1, 2012. This unaudited pro forma financial information is provided to supplement the discussion and analysis of the historical financial information and should be read in conjunction with such historical financial information. This unaudited pro forma information is for illustrative purposes only and is not necessarily indicative of the financial results that would have occurred if the ETE Merger had been consummated on January 1, 2012.

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Pro Forma Adjustments		Pro Forma Nine Months Ended September 30, 2012
OPERATING REVENUES	$387	$194	$—		$581
OPERATING EXPENSES:
Operating, maintenance and general	184	76	(30)	(a)	230
Depreciation and amortization	86	30	8	(b)	124
Total operating expenses	270	106	(22)		354
OPERATING INCOME	117	88	22		227
OTHER INCOME (EXPENSE):
Interest expense	(28)	(25)	8	(c)	(45)
Interest income - affiliates	1	2	—		3
Other, net	(1)	—	—		(1)
Total other expenses, net	(28)	(23)	8		(43)
INCOME BEFORE INCOME TAX EXPENSE	89	65	30		184
Income tax expense	42	25	3	(d)	70
NET INCOME	$47	$40	$27		$114

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company performed an evaluation under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, Panhandle’s Chief Executive Officer and Chief Financial Officer and concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Note 8 in this Quarterly Report on Form 10-Q and in Note 15 in the Company’s Form 10-K for the year ended December 31, 2012.
The Company is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites. As a result, the Company is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters. For information regarding these matters, see Note 8 in this Quarterly Report on Form 10-Q and Note 15 included in the Company’s Form 10-K for the year ended December 31, 2012.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on March 1, 2013.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report:

	Exhibit Number	Description
	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(*)	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(*)	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definitions Document
	101.LAB	XBRL Taxonomy Label Linkbase Document
	101.PRE	XBRL Taxonomy Presentation Linkbase Document

*    Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	November 7, 2013	By:	/s/ Martin Salinas, Jr.
Martin Salinas, Jr.
Chief Financial Officer (duly authorized to sign on behalf of the registrant)