Form 10-Q
period 2014-03-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2014-05-15
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-2921
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

FORM 10-Q

PANHANDLE EASTERN PIPE LINE COMPANY, LP

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Panhandle Eastern Pipe Line Company, LP and its subsidiaries (“Panhandle” or the “Company”) in periodic press releases and some oral statements of the Company’s officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “expect,” “continue,” “estimate,” “goal,” “forecast,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I — Item 1A. Risk Factors” in the Company's Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014.
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

Bcf	Billion cubic feet

Btu	British thermal units

EPA	United States Environmental Protection Agency

ETE	Energy Transfer Equity, L.P.

ETP	Energy Transfer Partners, L.P., a subsidiary of ETE

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

LIBOR	London Interbank Offer Rate

LNG	Liquefied natural gas

LNG Holdings	Trunkline LNG Holdings, LLC

MGE	Missouri Gas Energy

NEG	New England Gas Company

NGL	Natural gas liquids

OPEB plans	Other postretirement employee benefit plans

PCBs	Polychlorinated biphenyls

PEPL	Panhandle Eastern Pipe Line Company, LP

PEPL Holdings	PEPL Holdings, LLC

ppb	parts per billion

Regency	Regency Energy Partners LP, a subsidiary of ETE

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	United States Securities and Exchange Commission

ii

Southern Union	Southern Union Company

Southwest Gas	Panhandle Gas Storage LLC

SUGS	Southern Union Gas Services

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC

Trunkline LNG	Trunkline LNG Company, LLC

iii

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74	$17
Accounts receivable, net	55	69
Accounts receivable from related companies	33	64
Exchanges receivable	62	19
System natural gas and operating supplies	160	203
Other current assets	15	18
Total current assets	399	390
PROPERTY, PLANT AND EQUIPMENT:
Plant in service	3,252	4,208
Construction work in progress	64	70
	3,316	4,278
Accumulated depreciation and amortization	(192)	(216)
Net property, plant and equipment	3,124	4,062
DEFERRED CHARGES	13	12
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	1,502	1,525
GOODWILL	1,152	1,336
NOTE RECEIVABLE FROM RELATED PARTY	386	396
OTHER NON-CURRENT ASSETS	82	135
Total assets	$6,658	$7,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2014	December 31, 2013
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Current maturities of long-term debt	$1	$1
Accounts payable and accrued liabilities	2	33
Accounts payable to related companies	467	181
Exchanges payable	214	207
Other taxes payable	13	10
Accrued interest	24	12
Derivative instruments	10	10
Customer advances and deposits	16	17
Other current liabilities	29	42
Total current liabilities	776	513
LONG-TERM DEBT, less current maturities	1,203	1,246
NOTE PAYABLE TO RELATED PARTY	—	1,090
DEFERRED CREDITS	18	15
DEFERRED INCOME TAXES	1,469	1,659
OTHER NON-CURRENT LIABILITIES	264	265
COMMITMENTS AND CONTINGENCIES (Note 11)
PARTNERS’ CAPITAL:
Partners’ capital	2,926	3,551
Accumulated other comprehensive income	2	3
Total partners’ capital	2,928	3,554
Noncontrolling interest	—	(486)
Total liabilities and partners’ capital	$6,658	$7,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING REVENUES:
Transportation and storage of natural gas	$170	$138
LNG terminalling	—	59
NGL sales	—	172
Other	8	24
Total operating revenues	178	393
OPERATING EXPENSES:
Cost of natural gas and other energy	—	159
Operating, maintenance and general	57	120
Depreciation and amortization	31	59
Total operating expenses	88	338
OPERATING INCOME	90	55
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(12)	(33)
Equity in earnings (losses) of unconsolidated investments	(8)	1
Interest income - affiliates	5	—
Losses on interest rate derivatives	(6)	—
Other, net	2	1
Total other expenses, net	(19)	(31)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	71	24
Income tax expense from continuing operations	106	10
INCOME (LOSS) FROM CONTINUING OPERATIONS	(35)	14
Income from discontinued operations	—	22
NET INCOME (LOSS)	(35)	36
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	6	(6)
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	$(41)	$42

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$(35)	$36
Other comprehensive income (loss), net of tax:
Actuarial loss relating to postretirement benefits	(1)	—
	(1)	—
Comprehensive income (loss)	$(36)	$36

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2013	$3,551	$3	$(486)	$3,068
Distribution to partners	(65)	—	—	(65)
Trunkline LNG Transaction	(17)	—	(23)	(40)
Panhandle Merger	(502)	(1)	503	—
Net income (loss)	(41)	—	6	(35)
Balance, March 31, 2014	$2,926	$2	$—	$2,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(35)	$36
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	31	59
Deferred income taxes	(190)	22
Provision for bad debts	—	1
Amortization included in interest expense	(6)	(8)
Unrealized gain (loss) on derivatives	3	(5)
Non-cash compensation expense	1	2
Equity in (earnings) loss of unconsolidated affiliates	8	(1)
Distributions from unconsolidated affiliates	1	1
Other non-cash	(1)	3
Changes in operating assets and liabilities, net of merger impacts	318	128
Net cash flows provided by operating activities	130	238
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from affiliates	10	—
Capital expenditures	(12)	(123)
Distributions from unconsolidated affiliates in excess of cumulative earnings	16	1
Other	(22)	(1)
Net cash flows used in investing activities	(8)	(123)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(65)	(30)
Net change in revolving credit facilities	—	30
Other	—	1
Net cash flows provided by (used in) financing activities	(65)	1
INCREASE IN CASH AND CASH EQUIVALENTS	57	116
CASH AND CASH EQUIVALENTS, beginning of period	17	49
CASH AND CASH EQUIVALENTS, end of period	$74	$165

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts are in millions)
(unaudited)

1.	OPERATIONS AND ORGANIZATION:
Business Operations
Panhandle Eastern Pipe Line Company, LP and its subsidiaries (collectively, “we,” “us,” the “Company” or “Panhandle”) are primarily engaged in the interstate transportation and storage of natural gas and are subject to the rules and regulations of the FERC.  The Company’s entities include the following:

•	PEPL, an indirect wholly-owned subsidiary of ETP;

•	Trunkline, a direct wholly-owned subsidiary of PEPL;

•	Sea Robin, an indirect wholly-owned subsidiary of PEPL; and

•	Southwest Gas, a direct wholly-owned subsidiary of PEPL.
The Company’s operations currently consist of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region, as well as owning underground storage capacity.
Southern Union Panhandle LLC, an indirect wholly-owned subsidiary of ETP, serves as the general partner of PEPL and owns a 1% general partnership interest in PEPL.  ETP also indirectly owns a 99% limited partnership interest in PEPL.
See Note 2 for information related to the Panhandle Merger. We have accounted for this transaction as a reorganization of entities under common control; therefore, the consolidated financial statements of the Company were retrospectively adjusted to consolidate Southern Union for all periods. As a result of this retrospective consolidation, the Company’s consolidated results of operations for the three months ended March 31, 2013 include Southern Union’s former natural gas gathering and processing operations, which were contributed to an affiliate in 2013 as discussed in Note 2, and Southern Union’s former local distribution operations, which were sold in 2013 and were presented as discontinued operations as discussed in Note 2.
Preparation of Interim Financial Statements
The accompanying condensed consolidated balance sheet as of December 31, 2013, has been prepared on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying unaudited interim condensed consolidated financial statements and notes thereto of the Company as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared in accordance with GAAP for interim condensed consolidated financial information and pursuant to the rules and regulations of the SEC.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  However, management believes that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonal nature of the Company’s operations.
The accompanying unaudited interim condensed consolidated financial statements reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period.  The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014.
New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changed the requirements for reporting discontinued operations.  Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.  ASU 2014-08 is effective for all disposals or classifications as held for sale of components of an entity that occur within fiscal years beginning after December 15, 2014, and early adoption is permitted. We expect to adopt this standard for the year ending December 31, 2015. ASU 2014-08 could have an impact on whether transactions will be reported in discontinued operations in the future, as well as the disclosures required when a component of an entity is disposed.

2.	MERGERS, DECONSOLIDATIONS AND RELATED TRANSACTIONS:
2014 Transactions
Panhandle Merger
On January 10, 2014, the Company consummated a merger with Southern Union, the indirect parent of the Company, and PEPL Holdings, the sole limited partner of the Company, pursuant to which each of Southern Union and PEPL Holdings, a wholly-owned subsidiary of Southern Union, were merged with and into the Company (the “Panhandle Merger”), with the Company surviving the Panhandle Merger. In connection with the Panhandle Merger, the Company assumed Southern Union’s obligations under its 7.6% Senior Notes due 2024, 8.25% Senior Notes due 2029 and Floating Rate Junior Subordinated Notes due 2066. At the time of the Panhandle Merger, Southern Union did not have material operations of its own, other than its ownership of the Company and noncontrolling interests in PEI Power II, LLC, Regency (31.4 million common units and 6.3 million Class F Units) and ETP (2.2 million common units). In connection with the Panhandle Merger, the Company also assumed PEPL Holdings’ guarantee of $600 million of Regency senior notes.
Trunkline LNG Transaction
On February 19, 2014, Panhandle transferred to ETP all of the interests in Trunkline LNG, the entity that owns a LNG regasification facility in Lake Charles, Louisiana, in exchange for the cancellation of a $1.09 billion note payable to ETP that was assumed by the Company in the merger with Southern Union on January 10, 2014. Also on February 19, 2014, ETE and ETP completed the transfer to ETE of Trunkline LNG from ETP in exchange for the redemption by ETP of 18.7 million ETP common units held by ETE. The transaction was effective as of January 1, 2014, at which time Panhandle deconsolidated Trunkline LNG, including goodwill of $184 million and intangible assets of $50 million related to Trunkline LNG. The results of Trunkline LNG’s operations have not been presented as discontinued operations and Trunkline LNG’s assets and liabilities have not been presented as held for sale in the Company’s consolidated financial statements due to continuing involvement among the entities.
2013 Transactions
Sale of Southern Union’s Distribution Operations
In September 2013, Southern Union completed its sale of the assets of MGE for an aggregate purchase price of $975 million, subject to customary post-closing adjustments. In December 2013, Southern Union completed its sale of the assets of NEG for cash proceeds of $40 million, subject to customary post-closing adjustments, and the assumption of $20 million of debt.
MGE and NEG have been classified as discontinued operations in the condensed consolidated statements of operations.
SUGS Contribution
On April 30, 2013, Southern Union completed its contribution to Regency of all of the issued and outstanding membership interest in Southern Union Gathering Company, LLC, and its subsidiaries, including SUGS (the “SUGS Contribution”). The general partner and IDRs of Regency are owned by ETE. The consideration paid by Regency in connection with this transaction consisted of (i) the issuance of approximately 31.4 million Regency common units to Southern Union, (ii) the issuance of approximately 6.3 million Regency Class F units to Southern Union, (iii) the distribution of $463 million in cash to Southern Union, net of closing adjustments, and (iv) the payment of $30 million in cash to a subsidiary of ETP. This transaction was between commonly controlled entities; therefore, the amounts recorded in the consolidated balance sheet for the investment in Regency and the related deferred tax liabilities were based on the historical book value of SUGS. In addition, PEPL Holdings provided a guarantee of collection with respect to the payment of the principal amounts of Regency’s debt related to the SUGS Contribution. The Regency Class F units have the same rights, terms and conditions as the Regency common units, except that Southern Union will not receive distributions on the Regency Class F units for the first eight consecutive quarters following the closing, and the Regency Class F units will thereafter automatically convert into Regency common units on a one-for-one basis.

3.	RELATED PARTY TRANSACTIONS:
Accounts receivable from related companies reflected on the condensed consolidated balance sheets primarily related to services provided for ETE, ETP and other affiliates. Accounts payable to related companies reflected on the condensed consolidated balance sheets primarily related to payroll funding and overhead allocation provided by ETP and other affiliates.
The following table provides a summary of the related party activity included in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2014	2013
Operating revenues	$20	$20
Operating, maintenance and general	12	13
Interest expense, net of interest capitalized	—	25
Interest income - affiliates	5	—
Earnings (losses) from unconsolidated investments	(8)	1
The Company received $2 million and $2 million in distributions related to its investment in ETP during the three months ended March 31, 2014 and 2013, respectively. The Company also received $15 million in distributions related to its investment in Regency during the three months ended March 31, 2014.

4.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
The Company’s investment in Regency is reflected in our consolidated financial statements using the equity method. This investment consists of approximately 31.4 million Regency common units and approximately 6.3 million Regency Class F units that were issued to Southern Union as consideration for the SUGS Contribution.
The following table presents aggregated selected income statement data for Regency (on a 100% basis for all periods presented).

Three Months Ended March 31,
2014
Revenue	$863
Operating income	22
Net income	12
In addition to the equity method investment described above, we have other equity method investments which are not individually significant to our consolidated financial statements.

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME:
As of March 31, 2014 and December 31, 2013, accumulated other comprehensive income consists of net actuarial gains and prior service costs related to our OPEB plans.

6.	DEBT OBLIGATIONS:
Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations at March 31, 2014 and December 31, 2013 was $1.26 billion and $2.38 billion, respectively. As of March 31, 2014 and December 31, 2013, the aggregate carrying amount of the Company’s consolidated debt obligations was $1.20 billion and $2.34 billion, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

Assumption of Southern Union Debt
In connection with the consummation of the Panhandle Merger, Panhandle assumed Southern Union’s long-term debt obligations. As of March 31, 2014, the long-term debt assumed in the Panhandle Merger consisted of $83 million in aggregate principal amount of 7.6% Senior Notes due 2024, $33 million in aggregate principal amount of 8.25% Senior Notes due 2029 and $54 million in aggregate principal amount of Floating Rate Junior Subordinated Notes due 2066. The amounts recorded in the condensed consolidated balance sheet also reflected unamortized fair value adjustments, which were $10 million in the aggregate at March 31, 2014.
In connection with the Trunkline LNG Transaction, the $1.09 billion note payable to ETP that was assumed by the Company in the merger with Southern Union on January 10, 2014 was canceled.
Compliance With Our Covenants
The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens.  Other covenants impose limitations on restricted payments, including dividends and loans to affiliates, and additional indebtedness.  As of March 31, 2014, the Company was in compliance with these covenants.

7.	RETIREMENT BENEFITS:
Components of Net Periodic Benefit Cost
The following tables set forth the components of net periodic benefit cost of the Company’s pension and OPEB plans:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Net Periodic Benefit Cost:
Service cost	$—	$1	$—	$—
Interest cost	—	2	—	1
Expected return on plan assets	—	(3)	(1)	(2)
Actuarial loss amortization	—	1	—	—
	—	1	(1)	(1)
Regulatory adjustment(1)	—	2	—	—
Net periodic benefit cost	$—	$3	$(1)	$(1)

(1)
The Company has historically recovered certain qualified pension benefit plan and other postretirement benefit plan costs through rates charged to utility customers.  Certain utility commissions require that the recovery of these costs be based on the Employee Retirement Income Security Act of 1974, as amended, or other utility commission specific guidelines.  The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as promulgated by the applicable utility commission.

The Company no longer has pension plans after the sale of the assets of MEG and NEG in 2013.

8.	TAXES ON INCOME:
The increase in the effective tax rate for the three months ended March 31, 2014 was primarily due to the Trunkline LNG Transaction (see Note 2). The Trunkline LNG Transaction, which was treated as a sale for tax purposes, resulted in $80 million of incremental income tax expense.

9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
The Company is exposed to certain risks in its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  Interest rate swaps and treasury rate locks are the principal derivative instruments used by the Company to manage interest rate risk associated with its long-term borrowings, although other interest rate derivative contracts may also be used from time to time.  Southern Union was also previously exposed to commodity price risk in its gathering and processing and distribution operations. Natural gas price swaps were the principal derivative instruments used by Southern Union to manage commodity price risk associated with purchases and/or sales of natural gas, although other commodity derivative contracts were used from time to time. The Company recognizes all derivative assets and liabilities at fair value on the condensed consolidated balance sheets.
Interest Rate Contracts
The Company may enter into interest rate swaps to manage its exposure to changes in interest payments on long-term debt attributable to movements in market interest rates, and may enter into treasury rate locks to manage its exposure to changes in future interest payments attributable to changes in treasury rates prior to the issuance of new long-term debt instruments.
Interest Rate Swaps. The Company has outstanding interest rate swap agreements to hedge floating rate notes with an aggregate notional amount of $275 million, all of which are for ten-year periods.  The Company settled $50 million of five-year swaps during the third quarter of 2013, $175 million of ten-year swaps during the fourth quarter of 2013 and $25 million of five-year swaps during the fourth quarter of 2013. These interest rate swaps became effective on November 1, 2011.  The Company pays interest on the floating rate notes based on three-month LIBOR plus a credit spread of 3.0175% beginning November 1, 2011.  The interest rate swaps effectively fix the floating rate LIBOR-based portion of the interest payments on the swapped notes to a weighted average fixed rate of 3.801%.
Summary Financial Statement Information
The following table summarizes the fair value amounts of the Company’s asset and liability derivative instruments and their location reported in the condensed consolidated balance sheets:

	Fair Value
	Asset Derivatives		Liability Derivatives
Balance Sheet Location	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Economic Hedges:
Interest rate contracts:
Derivative instruments — liabilities	$—	$—	$10	$10
Deferred credits	—	—	18	15
Total	$—	$—	$28	$25
The following tables summarize the location and amount (excluding income tax effects) of derivative instrument gains and losses reported in the Company’s condensed consolidated financial statements:

	Three Months Ended March 31,
	2014	2013
Economic Hedges:
Interest rate contracts:
Change in fair value — increase (decrease) in interest expense	$(3)	$5
Commodity contracts:
Change in fair value — decrease in deferred natural gas purchases	—	(13)

10.	FAIR VALUE MEASUREMENT:

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value as of	Fair Value Measurements at March 31, 2014 Using Fair Value Hierarchy
	March 31, 2014	Level 1	Level 2
Assets:
Total	$—	$—	$—
Liabilities:
Interest rate swaps	$28	$—	$28
Total	$28	$—	$28

The Company’s Level 2 instruments primarily include interest rate swap derivatives that are valued using pricing models based on an income approach that discounts future cash flows to a present value amount.  The significant pricing model inputs for interest rate swaps include published rates for U.S. Dollar LIBOR interest rate swaps.  The pricing models also adjust for nonperformance risk associated with the counterparty or Company, as applicable, through the use of credit risk adjusted discount rates based on published default rates.  During the period ended March 31, 2014, no transfers were made between any levels within the fair value hierarchy.

11.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
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
PEPL Holdings Guarantee of Collection
In connection with the SUGS Contribution, Regency issued $600 million of 4.50% Senior Notes due 2023 (the “Regency Debt”), the proceeds of which were used by Regency to fund the cash portion of the consideration, as adjusted, and pay certain other expenses or disbursements directly related to the closing of the SUGS Contribution.  Pursuant to an agreement between Regency and PEPL Holdings, PEPL Holdings provided a guarantee of collection (on a nonrecourse basis to Southern Union) to Regency and Regency Energy Finance Corp. with respect to the payment of the principal amount of the Regency Debt through maturity in 2023. In connection with the completion of the Panhandle Merger, in which PEPL Holdings was merged with and into Panhandle, the guarantee of collection for the Regency Debt was assumed by Panhandle.
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

	March 31, 2014	December 31, 2013
Current	$2	$2
Non-current	3	3
Total environmental liabilities	$5	$5
Litigation and Other Claims
The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business.
Attorney General of the Commonwealth of Massachusetts v New England Gas Company.  On July 7, 2011, the Massachusetts Attorney General (“AG”) filed a regulatory complaint with the Massachusetts Department of Public Utilities (“MDPU”) against New England Gas Company with respect to certain environmental cost recoveries.  The AG is seeking a refund to New England Gas Company customers for alleged “excessive and imprudently incurred costs” related to legal fees associated with Southern Union’s environmental response activities.  In the complaint, the AG requests that the MDPU initiate an investigation into the New England Gas Company’s collection and reconciliation of recoverable environmental costs including:  (i) the prudence of any and all legal fees, totaling $19 million, that were charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005, the year when a partner in the firm, Southern Union’s former Vice Chairman, President and Chief Operating Officer, joined Southern Union’s management team; (ii) the prudence of any and all legal fees that were charged by the Bishop, London & Dodds firm and passed through the recovery mechanism since 2005, the period during which a member of the firm served as Southern Union’s Chief Ethics Officer; and (iii) the propriety and allocation of certain legal fees charged that were passed through the recovery mechanism that the AG contends only qualify for a lesser, 50%, level of recovery.  Southern Union has filed its answer denying the allegations and moved to dismiss the complaint, in part on a theory of collateral estoppel.  The hearing officer has deferred consideration of Southern Union’s motion to dismiss.  The AG’s motion to be reimbursed expert and consultant costs by Southern Union of up to $150,000 was granted.  By tariff, these costs are recoverable through rates charged to New England Gas Company customers. The hearing officer previously stayed discovery pending resolution of a dispute concerning the applicability of attorney-client privilege to legal billing invoices.  The MDPU issued an interlocutory order on June 24, 2013 that lifted the stay, and discovery has resumed. The Company (as successor to Southern Union) believes it has complied with all applicable requirements regarding its filings for cost recovery and has not recorded any accrued liability; however, the Company will continue to assess its potential exposure for such cost recoveries as the matter progresses.

Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of March 31, 2014 and December 31, 2013, the Company recorded litigation and other claim-related accrued liabilities of $23 million and $24 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar amounts are in millions)

The information in Item 2 has been prepared pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q. Accordingly, this Item 2 includes only management’s narrative analysis of the results of operations and should be read in conjunction with (i) our historical condensed consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2013 Form 10-K.
References to “we,” “us,” “our,” the “Company” or “Panhandle” shall mean Panhandle Eastern Pipe Line Company, LP and its subsidiaries.
RESULTS OF OPERATIONS
We have accounted for the Panhandle Merger as a reorganization of entities under common control; therefore, the consolidated financial statements of the Company were retrospectively adjusted to consolidate Southern Union for all periods. As a result of this retrospective consolidation, the Company’s consolidated results of operations for the three months ended March 31, 2013 include Southern Union’s former natural gas gathering and processing operations, which were contributed to an affiliate in 2013, and Southern Union’s former local distribution operations, which were sold in 2013 and were presented as discontinued operations.

The following table illustrates the results of operations of the Company:

	Three Months Ended March 31,
	2014	2013
OPERATING REVENUES:
Transportation and storage of natural gas	$170	$138
LNG terminalling	—	59
NGL sales	—	172
Other	8	24
Total operating revenues (1)	178	393
OPERATING EXPENSES:
Cost of natural gas and other energy	—	159
Operating, maintenance and general	57	120
Depreciation and amortization	31	59
Total operating expenses	88	338
OPERATING INCOME	90	55
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(12)	(33)
Equity in earnings (losses) of unconsolidated affiliates	(8)	1
Interest income - affiliates	5	—
Losses on interest rate derivatives	(6)	—
Other, net	2	1
Total other expenses, net	(19)	(31)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	71	24
Income tax expense from continuing operations	106	10
INCOME (LOSS) FROM CONTINUING OPERATIONS	(35)	14
Income from discontinued operations	—	22
NET INCOME (LOSS)	(35)	36
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	6	(6)
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	$(41)	$42
Panhandle natural gas volumes transported (TBtu): (2)
PEPL	212	177
Trunkline	203	180
Sea Robin	34	40

(1)
Reservation revenues comprised 67% and 82% of total Panhandle operating revenues for the three months ended March 31, 2014 and 2013, respectively, as parking revenues were higher in the current period than in the prior year.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.
The following is a discussion of the significant items and variances impacting the Company’s net income during the periods presented above:

•
Operating Revenues. Operating revenues decreased for the three months ended March 31, 2014 compared to the same period in the prior year primarily due to the deconsolidation of Trunkline LNG and SUGS. This was partially offset by an increase in loan-related and firm reservation transportation revenues due to colder weather in the first quarter of 2014.

•
Operating Expenses. Operating expenses decreased for the three months ended March 31, 2014 compared to the same period in the prior year primarily due to the deconsolidation of SUGS and Trunkline LNG, as well as reduced general and administrative costs related to professional fees and employee costs.

•	Interest Expense. Interest expense decreased for the three months ended March 31, 2014 compared to the same period in the prior year due to the repayment of long-term debt during 2013.

•
Equity in (Earnings) Losses of Unconsolidated Affiliates. Regency issued common units in connection with its acquisitions during the three months ended March 31, 2014. As a result, the Company recognized non-cash losses based on the reduction of its proportionate ownership in Regency.

•
Income Taxes. The increase in the effective tax rate for the three months ended March 31, 2014 was primarily due to the Trunkline LNG Transaction (see Note 2). The Trunkline LNG Transaction, which was treated as a sale for tax purposes, resulted in $80 million of incremental income tax expense.

•	Income From Discontinued Operations. Income from discontinued operations for the three months ended March 31, 2013 reflected the results of operations of MGE and NEG, both of which were sold in 2013.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Our auditor has communicated what they believe is a material weakness in internal control related to the determination of income tax expense; however, we have assessed the deficiency and concluded it to be a significant deficiency and considered in coming to the conclusion that our disclosure controls and procedures as of March 31, 2014 were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Note 11 in this Quarterly Report on Form 10-Q and in Note 14 in the Company’s Form 10-K for the year ended December 31, 2013.
The Company is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites. As a result, the Company is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters. For information regarding these matters, see Note 11 in this Quarterly Report on Form 10-Q and Note 14 included in the Company’s Form 10-K for the year ended December 31, 2013.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on February 27, 2014.

ITEM 6. EXHIBITS
The exhibits listed below are filed as part of this report:

	Exhibit Number	Description
3.1
Amendment No. 1, dated January 10, 2014 to Agreement of Limited Partnership of Panhandle Eastern Pipe Line Company, LP (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 10, 2014)

10.1
Transfer Agreement, dated February 19, 2014, by and between Energy Transfer Partners, L.P. and Panhandle Eastern Pipe Line Company, LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 19, 2014)

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	May 15, 2014	By:	/s/ Martin Salinas, Jr.
Martin Salinas, Jr.
Chief Financial Officer (duly authorized to sign on behalf of the registrant)