Form 10-Q
period 2014-06-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2014-08-07
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

Bcf	Billion cubic feet

Btu	British thermal units

EPA	United States Environmental Protection Agency

ETE	Energy Transfer Equity, L.P.

ETP	Energy Transfer Partners, L.P., a subsidiary of ETE

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

LIBOR	London Interbank Offer Rate

LNG	Liquefied natural gas

LNG Holdings	Trunkline LNG Holdings, LLC

MGE	Missouri Gas Energy

NEG	New England Gas Company

NGL	Natural gas liquids

OPEB plans	Other postretirement employee benefit plans

PCBs	Polychlorinated biphenyls

PEPL	Panhandle Eastern Pipe Line Company, LP

PEPL Holdings	PEPL Holdings, LLC

ppb	parts per billion

Regency	Regency Energy Partners LP, a subsidiary of ETE

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	United States Securities and Exchange Commission

ii

Southern Union	Southern Union Company

Southwest Gas	Pan Gas Storage LLC

SUGS	Southern Union Gas Services

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC

Trunkline LNG	Trunkline LNG Company, LLC

iii

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32	$17
Accounts receivable, net	51	69
Accounts receivable from related companies	57	64
Exchanges receivable	45	19
System natural gas and operating supplies	147	203
Other current assets	20	18
Total current assets	352	390
PROPERTY, PLANT AND EQUIPMENT:
Plant in service	3,298	4,208
Construction work in progress	33	70
	3,331	4,278
Accumulated depreciation and amortization	(215)	(216)
Net property, plant and equipment	3,116	4,062
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	1,488	1,525
GOODWILL	1,152	1,336
NOTE RECEIVABLE FROM RELATED PARTY	386	396
OTHER NON-CURRENT ASSETS, net	105	147
Total assets	$6,599	$7,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2014	December 31, 2013
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Current maturities of long-term debt	$1	$1
Accounts payable and accrued liabilities	5	33
Accounts payable to related companies	451	181
Exchanges payable	179	207
Accrued interest	12	12
Price risk management liabilities	10	10
Customer advances and deposits	21	17
Other current liabilities	47	52
Total current liabilities	726	513
LONG-TERM DEBT, less current maturities	1,201	1,246
NOTE PAYABLE TO RELATED PARTY	—	1,090
NON-CURRENT PRICE RISK MANAGEMENT LIABILITIES	22	15
DEFERRED INCOME TAXES	1,461	1,659
OTHER NON-CURRENT LIABILITIES	272	265
COMMITMENTS AND CONTINGENCIES (Note 11)
PARTNERS’ CAPITAL:
Partners’ capital	2,915	3,551
Accumulated other comprehensive income	2	3
Total partners’ capital	2,917	3,554
Noncontrolling interest	—	(486)
Total liabilities and partners’ capital	$6,599	$7,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
OPERATING REVENUES:
Transportation and storage of natural gas	$122	$181	$292	$319
LNG terminalling	—	48	—	107
NGL sales	—	77	—	249
Other	6	10	15	34
Total operating revenues	128	316	307	709
OPERATING EXPENSES:
Cost of natural gas and other energy	2	66	3	225
Operating, maintenance and general	60	88	117	208
Depreciation and amortization	32	47	63	106
Total operating expenses	94	201	183	539
OPERATING INCOME	34	115	124	170
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(19)	(12)	(37)	(45)
Equity in earnings (losses) of unconsolidated investments	6	5	(2)	6
Interest income - affiliates	7	—	12	—
Other, net	2	(2)	4	(1)
Total other expenses, net	(4)	(9)	(23)	(40)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	30	106	101	130
Income tax expense from continuing operations	14	75	120	85
INCOME (LOSS) FROM CONTINUING OPERATIONS	16	31	(19)	45
Income from discontinued operations	—	9	—	31
NET INCOME (LOSS)	16	40	(19)	76
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	(29)	6	(35)
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	$16	$69	$(25)	$111

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$16	$40	$(19)	$76
Other comprehensive income (loss), net of tax:
Change in fair value of commodity hedges	—	(3)	—	(3)
Actuarial gain (loss) relating to postretirement benefits	—	2	(1)	2
	—	(1)	(1)	(1)
Comprehensive income (loss)	$16	$39	$(20)	$75

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2013	$3,551	$3	$(486)	$3,068
Distribution to partners	(89)	—	—	(89)
Trunkline LNG Transaction	(20)	—	(23)	(43)
Panhandle Merger	(502)	(1)	503	—
Net income (loss)	(25)	—	6	(19)
Balance, June 30, 2014	$2,915	$2	$—	$2,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(19)	$76
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	63	106
Deferred income taxes	(198)	109
Provision for bad debts	—	5
Amortization included in interest expense	(11)	(17)
Unrealized (gain) loss on derivatives	7	(28)
Non-cash compensation expense	2	4
Equity in (earnings) losses of unconsolidated affiliates	2	(6)
Distributions from unconsolidated affiliates	8	7
Other non-cash	(3)	3
Changes in operating assets and liabilities, net of merger impacts	262	33
Net cash flows provided by operating activities	113	292
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from SUGS Contribution	—	463
Proceeds from affiliates	10	—
Capital expenditures	(31)	(166)
Distributions from unconsolidated affiliates in excess of cumulative earnings	28	13
Other	(16)	—
Net cash flows provided by (used in) investing activities	(9)	310
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(89)	(282)
Net change in revolving credit facilities	—	(210)
Other	—	(7)
Net cash flows used in financing activities	(89)	(499)
INCREASE IN CASH AND CASH EQUIVALENTS	15	103
CASH AND CASH EQUIVALENTS, beginning of period	17	49
CASH AND CASH EQUIVALENTS, end of period	$32	$152

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
See Note 2 for information related to the Panhandle Merger. We have accounted for this transaction as a reorganization of entities under common control; therefore, the consolidated financial statements of the Company were retrospectively adjusted to consolidate Southern Union for all periods. As a result of this retrospective consolidation, the Company’s consolidated results of operations for the three and six months ended June 30, 2013 include Southern Union’s former natural gas gathering and processing operations, which were contributed to an affiliate in 2013 as discussed in Note 2, and Southern Union’s former local distribution operations, which were sold in 2013 and were presented as discontinued operations as discussed in Note 2.
Preparation of Interim Financial Statements
The accompanying condensed consolidated balance sheet as of December 31, 2013 has been prepared on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying unaudited interim condensed consolidated financial statements and notes thereto of the Company as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared in accordance with GAAP for interim condensed consolidated financial information and pursuant to the rules and regulations of the SEC.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  However, management believes that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonal nature of the Company’s operations.
In the opinion of management, all adjustments (all of which are normal and recurring) have been made that are necessary to fairly state the consolidated financial position of the Company as of June 30, 2014, and the Company’s results of operations and cash flows for the three and six months ended June 30, 2014 and 2013. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014.
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact, if any, that adopting this new accounting standard will have on our revenue recognition policies.
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
SUGS Contribution
On April 30, 2013, Southern Union completed its contribution to Regency of all of the issued and outstanding membership interest in Southern Union Gathering Company, LLC, and its subsidiaries, including SUGS (the “SUGS Contribution”). The general partner and IDRs of Regency are owned by ETE. The consideration paid by Regency in connection with this transaction consisted of (i) the issuance of approximately 31.4 million Regency common units to Southern Union, (ii) the issuance of approximately 6.3 million Regency Class F units to Southern Union, (iii) the distribution of $463 million in cash to Southern Union, net of closing adjustments, and (iv) the payment of $30 million in cash to a subsidiary of ETP. This transaction was between commonly controlled entities; therefore, the amounts recorded in the consolidated balance sheet for the investment in Regency and the related deferred tax liabilities were based on the historical book value of SUGS. In addition, PEPL Holdings provided a guarantee of collection with respect to the payment of the principal amounts of Regency’s debt related to the SUGS Contribution. The Regency Class F units have the same rights, terms and conditions as the Regency common units, except that the Company, as successor to Southern Union, will not receive distributions on the Regency Class F units for the first eight consecutive quarters following the closing, and the Regency Class F units will thereafter automatically convert into Regency common units on a one-for-one basis.

3.	RELATED PARTY TRANSACTIONS:
Accounts receivable from related companies reflected on the condensed consolidated balance sheets primarily related to services provided for ETE, ETP and other affiliates. Accounts payable to related companies reflected on the condensed consolidated balance sheets primarily related to payroll funding and overhead allocation provided by ETP and other affiliates.
The following table provides a summary of the related party activity included in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenues	$4	$9	$24	$29
Cost of natural gas and other energy	—	3	—	16
Operating, maintenance and general	12	18	24	43
Interest expense, net of interest capitalized	—	1	—	1
Interest income - affiliates	7	—	12	—
Equity in earnings (losses) of unconsolidated investments	6	5	(2)	6
The Company received $4 million and $2 million in distributions related to its investment in ETP during the six months ended June 30, 2014 and 2013, respectively. The Company also received $30 million and $14 million in distributions related to its investment in Regency during the six months ended June 30, 2014 and 2013, respectively.

4.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
The Company’s investment in Regency is reflected in our consolidated financial statements using the equity method. This investment consists of approximately 31.4 million Regency common units and approximately 6.3 million Regency Class F units that were issued to Southern Union as consideration for the SUGS Contribution.
The following table presents aggregated selected income statement data for Regency (on a 100% basis for all periods presented).

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenue	$1,178	$2,041
Operating income	35	57
Net income (loss)	(4)	8
In addition to the equity method investment described above, we have other equity method investments which are not individually significant to our consolidated financial statements.

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME:
As of June 30, 2014 and December 31, 2013, accumulated other comprehensive income consists of net actuarial gains and prior service costs related to our OPEB plans.

6.	DEBT OBLIGATIONS:
Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations at June 30, 2014 and December 31, 2013 was $1.27 billion and $2.38 billion, respectively. As of June 30, 2014 and December 31, 2013, the aggregate carrying amount of the Company’s consolidated debt obligations was $1.20 billion and $2.34 billion, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
Assumption of Southern Union Debt
In connection with the consummation of the Panhandle Merger, Panhandle assumed Southern Union’s long-term debt obligations. As of June 30, 2014, the long-term debt assumed in the Panhandle Merger consisted of $83 million in aggregate principal amount of 7.6% Senior Notes due 2024, $33 million in aggregate principal amount of 8.25% Senior Notes due 2029 and $54 million in aggregate principal amount of Floating Rate Junior Subordinated Notes due 2066. The amounts recorded in the condensed consolidated balance sheet also reflected unamortized fair value adjustments, which were $13 million in the aggregate at June 30, 2014.
In connection with the Trunkline LNG Transaction, the $1.09 billion note payable to ETP that was assumed by the Company in the merger with Southern Union on January 10, 2014 was canceled.
Compliance With Our Covenants
The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens.  Other covenants impose limitations on restricted payments, including dividends and loans to affiliates, and additional indebtedness.  As of June 30, 2014, the Company was in compliance with these covenants.

7.	RETIREMENT BENEFITS:
Components of Net Periodic Benefit Cost
The following tables set forth the components of net periodic benefit cost of the Company’s pension and OPEB plans:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Net Periodic Benefit Cost:
Service cost	$—	$2	$—	$1
Interest cost	—	2	1	—
Expected return on plan assets	—	(3)	(2)	(1)
	—	1	(1)	—
Regulatory adjustment(1)	—	2	—	—
Net periodic benefit cost	$—	$3	$(1)	$—

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Periodic Benefit Cost:
Service cost	$—	$3	$—	$1
Interest cost	—	4	1	1
Expected return on plan assets	—	(6)	(3)	(3)
Actuarial gain amortization	—	1	—	—
	—	2	(2)	(1)
Regulatory adjustment(1)	—	4	—	—
Net periodic benefit cost	$—	$6	$(2)	$(1)

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

The Company no longer has pension plans after the sale of the assets of MGE and NEG in 2013.

8.	INCOME TAXES:
The increase in the effective tax rate for the six months ended June 30, 2014 was primarily due to the Trunkline LNG Transaction (see Note 2). The Trunkline LNG Transaction, which was treated as a sale for tax purposes, resulted in $81 million of incremental income tax expense. For the three and six months ended June 30, 2013, the effective tax rate exceeded the statutory rate primarily due to state income taxes resulting from the SUGS Contribution and other internal restructuring activities.

9.	PRICE RISK MANAGMENT ASSETS AND LIABILITIES:
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

Credit Risk
Credit risk refers to the risk that a shipper may default on its contractual obligations resulting in a credit loss to the Company. A credit policy has been approved and implemented to govern the Company’s portfolio of shippers with the objective of mitigating credit losses. This policy establishes guidelines, controls, and limits, consistent with FERC filed tariffs, to manage credit risk within approved tolerances by mandating an appropriate evaluation of the financial condition of existing and potential shippers, monitoring agency credit ratings, and by implementing credit practices that limit credit exposure according to the risk profiles of the shippers. Furthermore, the Company may, at times, require collateral under certain circumstances in order to mitigate credit risk as necessary.
The Company’s shippers consist of a diverse portfolio of customers across the energy industry, including oil and gas producers, midstream companies, municipalities, utilities, and commercial and industrial end users. Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that could impact our shippers to one extent or another. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of shipper non-performance.
Summary Financial Statement Information
The following table summarizes the fair value amounts of the Company’s asset and liability derivative instruments and their location reported in the condensed consolidated balance sheets:

	Fair Value
	Asset Derivatives		Liability Derivatives
Balance Sheet Location	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Economic Hedges:
Interest rate contracts:
Price risk management liabilities	$—	$—	$10	$10
Non-current price management liabilities	—	—	22	15
Total	$—	$—	$32	$25
The following tables summarize the location and amount (excluding income tax effects) of derivative instrument gains and losses reported in the Company’s condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cash Flow Hedges:
Commodity contracts — Gathering and Processing:
Change in fair value — decrease in accumulated other comprehensive income	$—	$(3)	$—	$(3)
Economic Hedges:
Interest rate contracts:
Change in fair value — increase (decrease) in interest expense	$4	$(23)	$7	$(28)
Commodity contracts:
Change in fair value — increase (decrease) in deferred natural gas purchases	—	10	—	(3)

10.	FAIR VALUE MEASUREMENT:

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value as of	Fair Value Measurements at June 30, 2014 Using Fair Value Hierarchy
	June 30, 2014	Level 1	Level 2
Assets:
Total	$—	$—	$—
Liabilities:
Interest rate swaps	$32	$—	$32
Total	$32	$—	$32

The Company’s Level 2 instruments primarily include interest rate swap derivatives that are valued using pricing models based on an income approach that discounts future cash flows to a present value amount.  The significant pricing model inputs for interest rate swaps include published rates for U.S. Dollar LIBOR interest rate swaps.  The pricing models also adjust for nonperformance risk associated with the counterparty or Company, as applicable, through the use of credit risk adjusted discount rates based on published default rates.  During the period ended June 30, 2014, no transfers were made between any levels within the fair value hierarchy.

11.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
Sea Robin Rate Case
On December 2, 2013, Sea Robin filed a general NGA Section 4 rate case at the FERC as required by a previous rate case settlement. In the filing, Sea Robin seeks to increase its authorized rates to recover costs related to asset retirement obligations, depreciation, and return and taxes. A settlement was reached with the shippers and a stipulation and agreement was filed with the FERC on July 23, 2014. The settlement will be final with Commission action on the filing.
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
Contingent Residual Support Agreement with ETP
In connection with the Panhandle Merger, the Company assumed Southern Union’s obligations under a contingent residual support agreement with ETP and Citrus ETP Finance LLC, pursuant to which the Company provides contingent, residual support to Citrus ETP Finance LLC (on a non-recourse basis to the Company) with respect to Citrus ETP Finance LLC’s obligations to ETP to support the payment of $2.0 billion in principal amount of senior notes issued by ETP on January 17, 2012.
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
Environmental Remediation Liabilities
The table below reflects the amount of accrued liabilities recorded on the condensed consolidated balance sheets at the dates indicated to cover environmental remediation activities where management believes a loss is probable and reasonably estimable.  The Company is not able to estimate the possible loss or range of loss in excess of amounts accrued. The Company does not have any material environmental remediation matters assessed as reasonably possible.

	June 30, 2014	December 31, 2013
Current	$2	$2
Non-current	2	3
Total environmental liabilities	$4	$5
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
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of June 30, 2014 and December 31, 2013, the Company recorded litigation and other claim-related accrued liabilities of $24 million and $24 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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
References to “we,” “us,” “our,” the “Company” or “Panhandle” shall mean Panhandle Eastern Pipe Line Company, LP and its subsidiaries.
RESULTS OF OPERATIONS
We have accounted for the Panhandle Merger as a reorganization of entities under common control; therefore, the consolidated financial statements of the Company were retrospectively adjusted to consolidate Southern Union for all periods. As a result of this retrospective consolidation, the Company’s consolidated results of operations for the three and six months ended June 30, 2013 include Southern Union’s former natural gas gathering and processing operations, which were contributed to an affiliate in 2013, and Southern Union’s former local distribution operations, which were sold in 2013 and were presented as discontinued operations.

The following table illustrates the results of operations of the Company:

	Six Months Ended June 30,
	2014	2013
OPERATING REVENUES:
Transportation and storage of natural gas	$292	$319
LNG terminalling	—	107
NGL sales	—	249
Other	15	34
Total operating revenues (1)	307	709
OPERATING EXPENSES:
Cost of natural gas and other energy	3	225
Operating, maintenance and general	117	208
Depreciation and amortization	63	106
Total operating expenses	183	539
OPERATING INCOME	124	170
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(37)	(45)
Equity in earnings (losses) of unconsolidated affiliates	(2)	6
Interest income - affiliates	12	—
Other, net	4	(1)
Total other expenses, net	(23)	(40)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	101	130
Income tax expense from continuing operations	120	85
INCOME (LOSS) FROM CONTINUING OPERATIONS	(19)	45
Income from discontinued operations	—	31
NET INCOME (LOSS)	(19)	76
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	6	(35)
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	$(25)	$111
Panhandle natural gas volumes transported (TBtu): (2)
PEPL	344	314
Trunkline	366	357
Sea Robin	68	74

(1)
Reservation revenues comprised 92% and 96% of total Panhandle operating revenues for the six months ended June 30, 2014 and 2013, respectively, as parking revenues were higher in the current period than in the prior year.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.
The following is a discussion of the significant items and variances impacting the Company’s net income during the periods presented above:

•
Operating Revenues. Operating revenues decreased for the six months ended June 30, 2014 compared to the same period in the prior year primarily due to the deconsolidation of Trunkline LNG and SUGS. This was partially offset by an increase in loan-related and firm reservation transportation revenues due to colder weather in the first quarter of 2014.

•
Operating Expenses. Operating expenses decreased for the six months ended June 30, 2014 compared to the same period in the prior year primarily due to the deconsolidation of SUGS and Trunkline LNG. Operating, maintenance and general included in the six months ended June 30, 2013 related to SUGS and Trunkline LNG were $56 million and $15 million, respectively. The remainder of the decrease in operating, maintenance and general was primarily attributable to reduced general and administrative costs related to professional fees of $6 million, employee costs of $3 million and certain allocated corporate overhead amounts of $10 million.

•
Interest Expense, Net of Interest Capitalized. Interest expense decreased for the six months ended June 30, 2014 compared to the same period in the prior year due to the repayment of long-term debt during 2013.

•
Interest Income - Affiliates. Interest income from affiliates increased for the six months ended June 30, 2014 compared to the same period in the prior year due to a note receivable from ETP that was entered into during the third quarter 2013.

•
Equity in Earnings (Losses) of Unconsolidated Affiliates. Regency issued common units in connection with its acquisitions during the six months ended June 30, 2014. As a result, the Company recognized non-cash losses based on the reduction of its proportionate ownership in Regency as the Company’s investment balance exceeded the fair value of the new units issued on a per-unit basis.

•
Income Taxes. The increase in the effective tax rate for the six months ended June 30, 2014 was primarily due to the Trunkline LNG Transaction (see Note 2). The Trunkline LNG Transaction, which was treated as a sale for tax purposes, resulted in $81 million of incremental income tax expense. For the six months ended June 30, 2013, the effective tax rate exceeded the statutory rate primarily due to state income taxes resulting from the SUGS Contribution and other internal restructuring activities.

•	Income From Discontinued Operations. Income from discontinued operations for the six months ended June 30, 2013 reflected the results of operations of MGE and NEG, both of which were sold in 2013.
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on February 27, 2014.
ITEM 6. EXHIBITS
The exhibits listed below are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*    Filed herewith.
**    Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	August 7, 2014	By:	/s/ Martin Salinas, Jr.
Martin Salinas, Jr.
Chief Financial Officer (duly authorized to sign on behalf of the registrant)