Form 10-Q
period 2014-09-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2014-11-06
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

FORM 10-Q

PANHANDLE EASTERN PIPE LINE COMPANY, LP

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Panhandle Eastern Pipe Line Company, LP and its subsidiaries (“Panhandle” or the “Company”) in periodic press releases and some oral statements of the Company’s officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “expect,” “continue,” “estimate,” “goal,” “forecast,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I — Item 1A. Risk Factors” in the Company’s Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014.
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

Bcf	Billion cubic feet

Btu	British thermal units

ETE	Energy Transfer Equity, L.P.

ETP	Energy Transfer Partners, L.P., a subsidiary of ETE

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

Lake Charles LNG	Lake Charles LNG Company, LLC

LIBOR	London Interbank Offer Rate

LNG	Liquefied natural gas

MGE	Missouri Gas Energy

NEG	New England Gas Company

NGL	Natural gas liquids

OPEB plans	Other postretirement employee benefit plans

PCBs	Polychlorinated biphenyls

PEPL	Panhandle Eastern Pipe Line Company, LP

PEPL Holdings	PEPL Holdings, LLC

ppb	parts per billion

Regency	Regency Energy Partners LP, a subsidiary of ETE

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	United States Securities and Exchange Commission

ii

Southern Union	Southern Union Company

Southwest Gas	Pan Gas Storage LLC

SUGS	Southern Union Gas Services

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC

iii

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55	$17
Accounts receivable, net	51	69
Accounts receivable from related companies	30	64
Exchanges receivable	17	19
System natural gas and operating supplies	115	203
Other current assets	48	18
Total current assets	316	390
PROPERTY, PLANT AND EQUIPMENT:
Plant in service	3,320	4,208
Construction work in progress	40	70
	3,360	4,278
Accumulated depreciation and amortization	(243)	(216)
Net property, plant and equipment	3,117	4,062
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	1,480	1,525
GOODWILL	1,152	1,336
NOTE RECEIVABLE FROM RELATED PARTY	386	396
OTHER NON-CURRENT ASSETS, net	106	147
Total assets	$6,557	$7,856

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2014	December 31, 2013
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Current maturities of long-term debt	$1	$1
Accounts payable and accrued liabilities	4	33
Accounts payable to related companies	462	181
Exchanges payable	117	207
Accrued interest	24	12
Price risk management liabilities	4	10
Customer advances and deposits	13	17
Other current liabilities	62	52
Total current liabilities	687	513
LONG-TERM DEBT, less current maturities	1,195	1,246
NOTE PAYABLE TO RELATED PARTY	—	1,090
NON-CURRENT PRICE RISK MANAGEMENT LIABILITIES	9	15
DEFERRED INCOME TAXES	1,452	1,659
OTHER NON-CURRENT LIABILITIES	287	265
COMMITMENTS AND CONTINGENCIES (Note 11)
PARTNERS’ CAPITAL:
Partners’ capital	2,925	3,551
Accumulated other comprehensive income	2	3
Total partners’ capital	2,927	3,554
Noncontrolling interest	—	(486)
Total liabilities and partners’ capital	$6,557	$7,856

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
OPERATING REVENUES:
Transportation and storage of natural gas	$125	$123	$417	$442
LNG terminalling	—	55	—	162
NGL sales	—	—	—	249
Other	7	4	22	38
Total operating revenues	132	182	439	891
OPERATING EXPENSES:
Cost of natural gas and other energy	1	1	4	226
Operating, maintenance and general	67	73	184	281
Depreciation and amortization	33	41	96	147
Total operating expenses	101	115	284	654
OPERATING INCOME	31	67	155	237
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(15)	(39)	(52)	(84)
Equity in earnings of unconsolidated investments	9	9	7	15
Interest income - affiliates	5	3	17	3
Other, net	1	—	5	(1)
Total other expenses, net	—	(27)	(23)	(67)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	31	40	132	170
Income tax expense (benefit) from continuing operations	8	(5)	128	80
INCOME FROM CONTINUING OPERATIONS	23	45	4	90
Income from discontinued operations	—	13	—	44
NET INCOME	23	58	4	134
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	21	6	(14)
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	$23	$37	$(2)	$148

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$23	$58	$4	$134
Other comprehensive income (loss), net of tax:
Change in fair value of commodity hedges	—	—	—	(3)
Actuarial gain (loss) relating to postretirement benefits	—	8	(1)	10
	—	8	(1)	7
Comprehensive income	$23	$66	$3	$141

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2013	$3,551	$3	$(486)	$3,068
Distribution to partners	(102)	—	—	(102)
Lake Charles LNG Transaction	(20)	—	(23)	(43)
Panhandle Merger	(502)	(1)	503	—
Net income (loss)	(2)	—	6	4
Balance, September 30, 2014	$2,925	$2	$—	$2,927

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4	$134
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	96	147
Deferred income taxes	(238)	99
Provision for bad debts	—	7
Amortization included in interest expense	(16)	(25)
Unrealized gain on derivatives	(12)	(27)
Non-cash compensation expense	4	5
Equity in earnings of unconsolidated affiliates	(7)	(15)
Distributions from unconsolidated affiliates	18	15
Other non-cash	(5)	10
Changes in operating assets and liabilities, net of merger impacts	336	17
Net cash flows provided by operating activities	180	367
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from SUGS Contribution	—	463
Proceeds from sale of MGE assets, net of transaction costs	—	973
Capital expenditures	(70)	(200)
Distributions from unconsolidated affiliates in excess of cumulative earnings	36	21
Other	(6)	3
Net cash flows provided by (used in) investing activities	(40)	1,260
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(102)	(313)
Issuance of loans from affiliates	—	1,669
Repayment of loans from affiliates	—	(975)
Repayment of long-term debt	—	(1,795)
Net change in revolving credit facilities	—	(210)
Other	—	(8)
Net cash flows used in financing activities	(102)	(1,632)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38	(5)
CASH AND CASH EQUIVALENTS, beginning of period	17	49
CASH AND CASH EQUIVALENTS, end of period	$55	$44

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
See Note 2 for information related to the Panhandle Merger. We have accounted for this transaction as a reorganization of entities under common control; therefore, the consolidated financial statements of the Company were retrospectively adjusted to consolidate Southern Union for all periods. As a result of this retrospective consolidation, the Company’s consolidated results of operations for the three and nine months ended September 30, 2013 include Southern Union’s former natural gas gathering and processing operations, which were contributed to an affiliate in 2013 as discussed in Note 2, and Southern Union’s former local distribution operations, which were sold in 2013 and were presented as discontinued operations as discussed in Note 2.
Our former consolidated subsidiary, Trunkline LNG Company, LLC, changed its name in September 2014 to Lake Charles LNG Company, LLC. All references to this company throughout this document reflects the new name of the company, regardless of whether the disclosure relates to periods or events prior to the dates of the name change.
Preparation of Interim Financial Statements
The accompanying consolidated balance sheet as of December 31, 2013 has been prepared on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying unaudited interim consolidated financial statements and notes thereto of the Company as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared in accordance with GAAP for interim consolidated financial information and pursuant to the rules and regulations of the SEC.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  However, management believes that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonal nature of the Company’s operations.
In the opinion of management, all adjustments (all of which are normal and recurring) have been made that are necessary to fairly state the consolidated financial position of the Company as of September 30, 2014, and the Company’s results of operations and cash flows for the three and nine months ended September 30, 2014 and 2013. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014.
Certain prior period amounts have been reclassified to conform to the 2014 presentation. These reclassifications had no impact on net income or total equity.

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
Lake Charles LNG Transaction
On February 19, 2014, Panhandle transferred to ETP all of the interests in Lake Charles LNG, the entity that owns a LNG regasification facility in Lake Charles, Louisiana, in exchange for the cancellation of a $1.09 billion note payable to ETP that was assumed by the Company in the merger with Southern Union on January 10, 2014. Also on February 19, 2014, ETE and ETP completed the transfer to ETE of Lake Charles LNG from ETP in exchange for the redemption by ETP of 18.7 million ETP common units held by ETE. The transaction was effective as of January 1, 2014, at which time Panhandle deconsolidated Lake Charles LNG, including goodwill of $184 million and intangible assets of $50 million related to Lake Charles LNG. The results of Lake Charles LNG’s operations have not been presented as discontinued operations and Lake Charles LNG’s assets and liabilities have not been presented as held for sale in the Company’s consolidated financial statements due to continuing involvement among the entities.
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
MGE and NEG have been classified as discontinued operations in the consolidated statements of operations.

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
Accounts receivable from related companies reflected on the consolidated balance sheets primarily related to services provided for ETE, ETP and other affiliates. Accounts payable to related companies reflected on the consolidated balance sheets primarily related to payroll funding and various services provided by ETP and other affiliates.
The following table provides a summary of the related party activity included in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues	$4	$5	$28	$34
Cost of natural gas and other energy	—	—	—	16
Operating, maintenance and general	13	16	37	59
Interest expense, net of interest capitalized	—	14	—	15
Interest income — affiliates	5	3	17	3
Equity in earnings of unconsolidated investments	9	9	7	15
The Company received $6 million and $6 million in distributions related to its investment in ETP during the nine months ended September 30, 2014 and 2013, respectively. The Company also received $45 million and $29 million in distributions related to its investment in Regency during the nine months ended September 30, 2014 and 2013, respectively.

4.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
The Company’s investment in Regency is reflected in our consolidated financial statements using the equity method. This investment consists of approximately 31.4 million Regency common units and approximately 6.3 million Regency Class F units that were issued to Southern Union as consideration for the SUGS Contribution.
The following table presents aggregated selected income statement data for Regency (on a 100% basis for all periods presented).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$1,483	$665	$3,524	$1,844
Operating income	144	24	201	43
Net income	107	42	115	24
In addition to the equity method investment described above, we have other equity method investments which were not individually significant to our consolidated financial statements.

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME:
As of September 30, 2014 and December 31, 2013, accumulated other comprehensive income consisted of net actuarial gains and prior service costs related to our OPEB plans.

6.	DEBT OBLIGATIONS:
Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations at September 30, 2014 and December 31, 2013 was $1.26 billion and $2.38 billion, respectively. As of September 30, 2014 and December 31, 2013, the aggregate carrying amount of the Company’s consolidated debt obligations was $1.20 billion and $2.34 billion, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
Assumption of Southern Union Debt
In connection with the consummation of the Panhandle Merger, Panhandle assumed Southern Union’s long-term debt obligations. As of September 30, 2014, the long-term debt assumed in the Panhandle Merger consisted of $83 million in aggregate principal amount of 7.6% Senior Notes due 2024, $33 million in aggregate principal amount of 8.25% Senior Notes due 2029 and $54 million in aggregate principal amount of Floating Rate Junior Subordinated Notes due 2066. The amounts recorded in the consolidated balance sheet also reflected unamortized fair value adjustments, which were $13 million in the aggregate at September 30, 2014.
In connection with the Lake Charles LNG Transaction, the $1.09 billion note payable to ETP that was assumed by the Company in the merger with Southern Union on January 10, 2014 was canceled.
Compliance With Our Covenants
The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens.  Other covenants impose limitations on restricted payments, including dividends and loans to affiliates, and additional indebtedness.  As of September 30, 2014, the Company was in compliance with these covenants.

7.	RETIREMENT BENEFITS:
Components of Net Periodic Benefit Cost
The following tables set forth the components of net periodic benefit cost of the Company’s pension and OPEB plans:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$(1)
Interest cost	—	2	—	1
Expected return on plan assets	—	(3)	(1)	(2)
Prior service credit amortization	—	—	—	1
Actuarial loss amortization	—	1	—	—
	—	—	(1)	(1)
Regulatory adjustment(1)	—	1	—	—
Net periodic benefit cost	$—	$1	$(1)	$(1)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Periodic Benefit Cost:
Service cost	$—	$3	$—	$—
Interest cost	—	6	1	2
Expected return on plan assets	—	(9)	(4)	(5)
Prior service credit amortization	—	—	—	1
Actuarial loss amortization	—	2	—	—
	—	2	(3)	(2)
Regulatory adjustment(1)	—	5	—	—
Net periodic benefit cost	$—	$7	$(3)	$(2)

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
The increase in the effective tax rate for the nine months ended September 30, 2014 was primarily due to the Lake Charles LNG Transaction (see Note 2). The Lake Charles LNG Transaction, which was treated as a sale for tax purposes, resulted in $81 million of incremental income tax expense. For the three months ended September 30, 2014, the statutory rate differed from the effective rate primarily due to state income tax adjustments. For the three and nine months ended September 30, 2013, the effective tax rate exceeded the statutory rate primarily due to state income taxes resulting from the SUGS Contribution and other internal restructuring activities.

9.	PRICE RISK MANAGMENT ASSETS AND LIABILITIES:
The Company is exposed to certain risks in its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  Interest rate swaps and treasury rate locks are the principal derivative instruments used by the Company to manage interest rate risk associated with its long-term borrowings, although other interest rate derivative contracts may also be used from time to time.  Southern Union was also previously exposed to commodity price risk in its gathering and processing and distribution operations. Natural gas price swaps were the principal derivative instruments used by Southern Union to manage commodity price risk associated with purchases and/or sales of natural gas, although other commodity derivative contracts were used from time to time. The Company recognizes all derivative assets and liabilities at fair value on the consolidated balance sheets.
Interest Rate Contracts
The Company may enter into interest rate swaps to manage its exposure to changes in interest payments on long-term debt attributable to movements in market interest rates, and may enter into treasury rate locks to manage its exposure to changes in future interest payments attributable to changes in treasury rates prior to the issuance of new long-term debt instruments.
The Company has outstanding interest rate swap agreements to hedge floating rate notes with an aggregate notional amount of $125 million, all of which are for ten-year periods.  The Company settled $50 million of five-year swaps during the third quarter of 2013, $175 million of ten-year swaps during the fourth quarter of 2013, $25 million of five-year swaps during the fourth quarter of 2013 and $150 million of ten-year swaps during the third quarter of 2014. These interest rate swaps became effective on November 1, 2011.  The Company pays interest on the floating rate notes based on three-month LIBOR plus a credit spread of 3.0175% beginning November 1, 2011.  The interest rate swaps effectively fix the floating rate LIBOR-based portion of the interest payments on the swapped notes to a weighted average fixed rate of 3.820%.

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
Summary Financial Statement Information
The consolidated balance sheets as of September 30, 2014 and December 31, 2013 included price risk management liabilities, all of which related to interest rate contracts that are not designated as hedging instruments and are recorded at fair value.
The following table summarizes the location and amount (excluding income tax effects) of derivative instrument gains and losses reported in the Company’s consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash Flow Hedges:
Commodity contracts — Gathering and Processing:
Change in fair value — decrease in accumulated other comprehensive income	$—	$—	$—	$(3)
Economic Hedges:
Interest rate contracts:
Change in fair value — increase (decrease) in interest expense	(13)	1	(6)	(27)
Commodity contracts:
Change in fair value — decrease in deferred natural gas purchases	—	(4)	—	(7)

10.	FAIR VALUE MEASUREMENT:

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value as of	Fair Value Measurements at September 30, 2014 Using Fair Value Hierarchy
	September 30, 2014	Level 1	Level 2
Assets:
Total	$—	$—	$—
Liabilities:
Interest rate swaps	$13	$—	$13
Total	$13	$—	$13

The Company’s interest rate swap derivatives are valued using pricing models based on an income approach that discounts future cash flows to a present value amount.  The significant pricing model inputs for interest rate swaps include published rates for U.S. Dollar LIBOR interest rate swaps.  The pricing models also adjust for nonperformance risk associated with the counterparty or Company, as applicable, through the use of credit risk adjusted discount rates based on published default rates.  During the period ended September 30, 2014, no transfers were made between any levels within the fair value hierarchy.

11.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
Sea Robin Rate Case
On December 2, 2013, Sea Robin filed a general NGA Section 4 rate case at the FERC as required by a previous rate case settlement. In the filing, Sea Robin seeks to increase its authorized rates to recover costs related to asset retirement obligations, depreciation, and return and taxes. A settlement was reached with the shippers and a stipulation and agreement was filed with the FERC on July 23, 2014. The settlement was certified to the FERC by the administrative law judge on October 7, 2014 and is pending approval by the FERC.
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
Environmental Remediation Liabilities
The table below reflects the amount of accrued liabilities recorded on the consolidated balance sheets at the dates indicated to cover environmental remediation activities where management believes a loss is probable and reasonably estimable.  The Company is not able to estimate the possible loss or range of loss in excess of amounts accrued. The Company does not have any material environmental remediation matters assessed as reasonably possible.

	September 30, 2014	December 31, 2013
Current	$1	$2
Non-current	3	3
Total environmental liabilities	$4	$5
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
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of September 30, 2014 and December 31, 2013, the Company recorded litigation and other claim-related accrued liabilities of $24 million and $24 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar amounts are in millions)
The information in Item 2 has been prepared pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q. Accordingly, this Item 2 includes only management’s narrative analysis of the results of operations and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2013 Form 10-K.
References to “we,” “us,” “our,” the “Company” or “Panhandle” shall mean Panhandle Eastern Pipe Line Company, LP and its subsidiaries.
Our former consolidated subsidiary, Trunkline LNG Company, LLC, changed its name in September 2014 to Lake Charles LNG Company, LLC. All references to this company throughout this document reflects the new name of the company, regardless of whether the disclosure relates to periods or events prior to the dates of the name change.
RESULTS OF OPERATIONS
We have accounted for the Panhandle Merger as a reorganization of entities under common control; therefore, the consolidated financial statements of the Company were retrospectively adjusted to consolidate Southern Union for all periods. As a result of this retrospective consolidation, the Company’s consolidated results of operations for the three and nine months ended September 30, 2013 include Southern Union’s former natural gas gathering and processing operations, which were contributed to an affiliate in 2013, and Southern Union’s former local distribution operations, which were sold in 2013 and were presented as discontinued operations.

The following table illustrates the results of operations of the Company:

	Nine Months Ended September 30,
	2014	2013
OPERATING REVENUES:
Transportation and storage of natural gas	$417	$442
LNG terminalling	—	162
NGL sales	—	249
Other	22	38
Total operating revenues	439	891
OPERATING EXPENSES:
Cost of natural gas and other energy	4	226
Operating, maintenance and general	184	281
Depreciation and amortization	96	147
Total operating expenses	284	654
OPERATING INCOME	155	237
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(52)	(84)
Equity in earnings of unconsolidated affiliates	7	15
Interest income - affiliates	17	3
Other, net	5	(1)
Total other expenses, net	(23)	(67)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	132	170
Income tax expense from continuing operations	128	80
INCOME FROM CONTINUING OPERATIONS	4	90
Income from discontinued operations	—	44
NET INCOME	4	134
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	6	(14)
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	$(2)	$148
Panhandle natural gas volumes transported (TBtu):
PEPL	465	445
Trunkline	518	537
Sea Robin	103	107
The following is a discussion of the significant items and variances impacting the Company’s net income during the periods presented above:

•
Operating Revenues. Operating revenues decreased for the nine months ended September 30, 2014 compared to the same period in the prior year primarily due to the deconsolidation of Lake Charles LNG and SUGS and also due to the recognition of $52 million in the prior period related to the buyout of a customer contract, the impact of which was partially offset by an increase in loan-related and firm reservation transportation revenues due to colder weather in the first quarter of 2014.

•
Operating Expenses. Operating expenses decreased for the nine months ended September 30, 2014 compared to the same period in the prior year primarily due to the deconsolidation of SUGS and Lake Charles LNG. Operating, maintenance and general included in the nine months ended September 30, 2013 related to SUGS and Lake Charles LNG were $56 million and $23 million, respectively. The remainder of the decrease in operating, maintenance and general was primarily attributable to reduced general and administrative costs related to professional fees of $11 million and certain allocated corporate overhead amounts of $14 million, partially offset by increased operating expenses.

•
Interest Expense, Net of Interest Capitalized. Interest expense decreased for the nine months ended September 30, 2014 compared to the same period in the prior year due to the repayment of long-term debt during 2013.

•
Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates decreased primarily due to the impact of Regency’s issuance of common units in connection with its acquisitions during the nine months ended September 30, 2014. As a result, the Company recognized non-cash losses based on the reduction of its proportionate ownership in Regency as the Company’s investment balance exceeded the fair value of the new units issued on a per-unit basis.

•
Interest Income - Affiliates. Interest income from affiliates increased for the nine months ended September 30, 2014 compared to the same period in the prior year due to a note receivable from ETP that was entered into during the third quarter 2013.

•
Income Taxes. The increase in the effective tax rate for the nine months ended September 30, 2014 was primarily due to the Lake Charles LNG Transaction (see Note 2). The Lake Charles LNG Transaction, which was treated as a sale for tax purposes, resulted in $81 million of incremental income tax expense. For the nine months ended September 30, 2013, the effective tax rate exceeded the statutory rate primarily due to state income taxes resulting from the SUGS Contribution and other internal restructuring activities.

•
Income From Discontinued Operations. Income from discontinued operations for the nine months ended September 30, 2013 reflected the results of operations of MGE and NEG, both of which were sold in 2013.

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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	November 6, 2014	By:	/s/ Martin Salinas, Jr.
Martin Salinas, Jr.
Chief Financial Officer (duly authorized to sign on behalf of the registrant)