Form 10-K
period 2014-12-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2015-02-27
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Definitions
The abbreviations, acronyms and industry terminology used in this annual report on Form 10-K are defined as follows:

/d	per day

ARO	Asset retirement obligation

Bcf	Billion cubic feet

Btu	British thermal units

Citrus	Citrus, LLC

CrossCountry	CrossCountry Energy, LLC

EPA	United States Environmental Protection Agency

ETC	La Grange Acquisition, L.P., a wholly-owned subsidiary of ETP, which conducts business under the assumed named of Energy Transfer Company

ETE	Energy Transfer Equity, L.P.

ETP	Energy Transfer Partners, L.P., a subsidiary of ETE

ETP Holdco	ETP Holdco Corporation, the entity formed by ETP and ETE in 2012 to own the equity interests in Southern Union and Sunoco, Inc.

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

Lake Charles LNG	Lake Charles LNG Company, LLC

LIBOR	London Interbank Offered Rate

LNG	Liquefied natural gas

LNG Holdings	Trunkline LNG Holdings, LLC

MGE	Missouri Gas Energy

NEG	New England Gas Company

NGL	Natural gas liquids

OPEB plans	Other postretirement employee benefit plans

Panhandle	PEPL and its subsidiaries

ii

PCBs	Polychlorinated biphenyls

PEPL	Panhandle Eastern Pipe Line Company, LP

PEPL Holdings	PEPL Holdings, LLC

PRPs	Potentially responsible parties

Regency	Regency Energy Partners LP, a subsidiary of ETE

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	United States Securities and Exchange Commission

Southern Union	Southern Union Company

Southwest Gas	Pan Gas Storage, LLC (d.b.a. Southwest Gas)

SUGS	Southern Union Gas Services

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC

iii

PART I
ITEM 1.  BUSINESS
OUR BUSINESS
Introduction
Panhandle, a Delaware limited partnership, is a wholly-owned subsidiary of SUG Holding Company. SUG Holding Company is a wholly-owned subsidiary of ETP Holdco, which is wholly-owned by ETP.  References to “we,” “us,” “our”, the “Company” and “Panhandle” shall mean Panhandle Eastern Pipe Line Company, LP and its subsidiaries. The Company is primarily engaged in the transportation and storage of natural gas and is subject to the rules and regulations of the FERC.  Panhandle directly or indirectly owns all of the equity interests in Trunkline, Sea Robin and Southwest Gas, among other subsidiaries.
On January 10, 2014, the Company consummated a merger with Southern Union, the indirect parent of the Company at the time, and PEPL Holdings, the sole limited partner of the Company, pursuant to which each of Southern Union and PEPL Holdings were merged with and into the Company, with the Company surviving the merger. The assets and liabilities of Southern Union and PEPL Holdings, collectively, that were assumed by the Company included the following:

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
Lake Charles LNG was previously named Trunkline LNG Company, LLC, and changed its name in September 2014 to Lake Charles LNG Company, LLC. All references to this company throughout this document reflect the new name of the company, regardless of whether the disclosure relates to periods or events prior to the dates of the name change.
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
Panhandle earns most of its revenue by entering into firm transportation and storage contracts, providing capacity for customers to transport and store natural gas in its facilities.  The Company provides firm transportation services under contractual arrangements to local distribution company customers and their affiliates, natural gas marketers, producers, other pipelines, electric power generators and a variety of end-users.  The Company’s pipelines offer both firm and interruptible transportation to customers on a short-term and long-term basis.  Demand for natural gas transmission on the Company’s pipeline systems peaks during the winter months, with the highest throughput and a higher portion of annual total operating revenues occurring during the first and fourth calendar quarters.  Average reservation revenue rates realized by the Company are dependent on certain factors, including but not limited to rate regulation, customer demand for capacity, and capacity sold for a given period and, to an extent, utilization of capacity.  Commodity or utilization revenues, which are more variable in nature, are dependent upon a number of factors including weather, storage levels and pipeline capacity availability levels, and customer demand for firm and interruptible services, including parking services.  The majority of Panhandle’s revenues are related to firm capacity reservation charges, of which reservation charges accounted for approximately 83% of total revenues in 2014.
The following table provides a summary of pipeline transportation (including deliveries made throughout the Company’s pipeline network) in TBtu:

	Year Ended December 31,
	2014	2013
PEPL transportation	625	613
Trunkline transportation	694	722
Sea Robin transportation	130	141
The following table provides a summary of certain statistical information associated with the Company at December 31, 2014:

Approximate Miles of Pipelines
PEPL	6,000
Trunkline	3,000
Sea Robin	1,000
Peak Day Delivery Capacity (Bcf/d)
PEPL	2.8
Trunkline	1.7
Sea Robin	2.3
Underground Storage Capacity-Owned (Bcf)	68.1
Underground Storage Capacity-Leased (Bcf)	33.3
Approximate Number of Transportation Customers	500
Weighted Average Remaining Life in Years of Firm Transportation Contracts (1)
PEPL	3.8
Trunkline	7.8
Sea Robin (2)	N/A
Weighted Average Remaining Life in Years of Firm Storage Contracts (1)
PEPL	7.1
Trunkline	4.0

(1)	Weighted by firm capacity volumes.

(2)	Sea Robin’s contracts are primarily interruptible, with only four firm contracts in place.
Regulation
The Company is subject to regulation by various federal, state and local governmental agencies, including those specifically described below.
FERC has comprehensive jurisdiction over PEPL, Trunkline, Sea Robin and Southwest Gas.  In accordance with the Natural Gas Act of 1938, FERC’s jurisdiction over natural gas companies encompasses, among other things, the acquisition, operation and disposition of assets and facilities, the services provided and rates charged.
FERC has authority to regulate rates and charges for transportation and storage of natural gas in interstate commerce.  FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of service using such facilities.  PEPL, Trunkline, Sea Robin and Southwest Gas hold certificates of public convenience and necessity issued by FERC, authorizing them to operate the pipelines, facilities and properties now in operation and to transport and store natural gas in interstate commerce.
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
Employees
At January 30, 2015, the Company had 562 employees.  Of these employees, 211 were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International AFL-CIO, CLC.  The current union contract expires on May 29, 2016.
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
We provide electronic access, free of charge, to our periodic and current reports on our internet website located at http://www.energytransfer.com. These reports are available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. Information contained on our website is not part of this report.
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
The Company has a significant amount of debt outstanding.  As of December 31, 2014, consolidated debt on the consolidated balance sheets totaled $1.19 billion outstanding.
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
The impact that terrorist attacks, such as the attacks of September 11, 2001, may have on the energy industry in general, and on the Company in particular, is not known at this time. Uncertainty surrounding military activity may affect the Company’s operations in unpredictable ways, including disruptions of fuel supplies and markets and the possibility that infrastructure facilities, including pipelines, gathering facilities and processing plants, could be direct targets of, or indirect casualties of, an act of terror or a retaliatory strike. The Company may have to incur significant additional costs in the future to safeguard its physical assets.
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
The Company may expand the capacity of its existing pipeline and storage facilities by constructing additional facilities.  Construction of these facilities is subject to various regulatory, development and operational risks, including:

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
Pursuant to authority under the Natural Gas Pipeline Safety Act (“NGPSA”) and Hazardous Liquid Pipeline Safety Act (“HLPSA”), as amended by the Pipeline Safety Improvement Act, the PIPES Act and the 2011 Pipeline Safety Act, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has established a series of rules requiring pipeline operators to develop and implement integrity management programs for gas transmission and hazardous liquid pipelines that, in the event of a pipeline leak or rupture could affect “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources, and unusually sensitive ecological areas. These regulations require operators of covered pipelines to:

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
As of December 31, 2014, our consolidated balance sheet reflected $1.15 billion of goodwill. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization.
The Company’s business could be affected adversely by union disputes and strikes or work stoppages by its unionized employees.
As of January 30, 2015, approximately 211 of the Company’s 562 employees were represented by collective bargaining units under collective bargaining agreements.  Any future work stoppage could, depending on the affected operations and the length of the work stoppage, have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
The adoption of climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the services we provide.
In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted rules under the Clean Air Act that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for certain large stationary sources, which reviews could require securing PSD permits at covered facilities emitting greenhouse gases and meeting “best available control technology” standards for those greenhouse gas emissions. In addition, the EPA has adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified onshore and offshore production facilities and onshore processing, transmission and storage facilities in the United States on an annual basis, which include certain of our operations. While Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of adopted legislation. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing greenhouse gas emissions by means of cap and trade programs. The adoption of any legislation or regulations that requires reporting of greenhouse gases or otherwise restricts emissions of greenhouse gases from our equipment and operations could require us to incur significant added costs to reduce emissions of greenhouse gases or could adversely affect demand for the natural gas and NGLs we gather and process or fractionate. Moreover, if Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products, which could adversely affect the services we provide.
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
On or around December 24, 2014, PHMSA issued to PEPL a Notice of Proposed Safety Order (the “Notice”) regarding the PEPL pipeline system.  The Notice stated that PHMSA had initiated an investigation of the safety of the PEPL pipeline system and specifically referenced two incidents: 1) a November 28, 2013, incident on PEPL’s 400 line approximately 4.7 miles downstream of the Houstonia compressor station near Hughesville, Missouri, and 2) an October 13, 2014, failure on the PEPL 100 line near Centerview, Missouri. The Notice further mentioned other incidents on the PEPL pipeline system that PHMSA claims to have addressed with PEPL. The Notice also stated that “[a]s a result of [PHMSA’s] investigation, it appears that conditions exist on the

PEPL pipeline system that pose a pipeline integrity risk to public safety, property or the environment.” PEPL is fully cooperating with PHMSA and its investigation.
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
References to “we,” “us,” “our”, the “Company” and “Panhandle” shall mean Panhandle Eastern Pipe Line Company, LP and its subsidiaries.
Our former consolidated subsidiary, Trunkline LNG Company, LLC, changed its name in September 2014 to Lake Charles LNG Company, LLC. All references to this company throughout this document reflect the new name of the company, regardless of whether the disclosure relates to periods or events prior to the dates of the name change.
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

Results of Operations
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
The following table illustrates the results of operations of the Company:

	Year Ended December 31,
	2014	2013
OPERATING REVENUES:
Transportation and storage of natural gas	$555	$576
LNG terminalling	—	216
Other	26	293
Total operating revenues (1)	581	1,085
OPERATING EXPENSES:
Cost of natural gas and other energy	3	228
Operating, maintenance and general	255	361
Depreciation and amortization	130	189
Goodwill impairment	—	689
Total operating expenses	388	1,467
OPERATING INCOME (LOSS)	193	(382)
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(66)	(111)
Equity in earnings (losses) of unconsolidated affiliates	(12)	15
Interest income — affiliates	23	9
Other, net	5	(3)
Total other expenses, net	(50)	(90)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	143	(472)
Income tax expense from continuing operations	146	98
LOSS FROM CONTINUING OPERATIONS	(3)	(570)
Income from discontinued operations	—	35
NET LOSS	(3)	(535)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	6	(36)
NET LOSS ATTRIBUTABLE TO PARTNERS	$(9)	$(499)
Panhandle natural gas volumes transported (TBtu): (2)
PEPL	625	613
Trunkline	694	722
Sea Robin	130	141

(1)	Reservation revenues comprised 83% and 88% of total operating revenues for the years ended December 31, 2014 and 2013, respectively.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.

The following is a discussion of the significant items and variances impacting the Company’s net income during the periods presented above:

•
Operating Revenues. Operating revenues decreased for the year ended December 31, 2014 compared to the prior year primarily due to the deconsolidation of Lake Charles LNG in 2014 and SUGS in 2013. In addition, the decrease in operating revenues reflected the recognition in 2013 of $52 million received in connection with the buyout of a customer contract. These decreases were partially offset by an increase of approximately $29 million due to capacity sold at higher rates and loan related activity from higher basis differentials and spot prices on the Panhandle pipeline, primarily driven by favorable impacts from the cold winter season during the first quarter of 2014.

•
Operating Expenses. Operating expenses decreased for the year ended December 31, 2014 compared to the prior year primarily due to the deconsolidation of SUGS and Lake Charles LNG. Operating expenses included in the year ended December 31, 2013 related to SUGS and Lake Charles LNG were $56 million and $30 million, respectively. In addition, during the year ended December 31, 2013 the Company recorded a $689 million goodwill impairment related to Lake Charles LNG. The remainder of the decrease in operating, maintenance and general was primarily attributable to reduced general and administrative costs related to professional fees of $19 million.

•	Interest Expense, Net of Interest Capitalized. Interest expense decreased for the year ended December 31, 2014 compared to the prior year due to repayment of long-term debt during 2013.

•
Equity in Earnings (Losses) of Unconsolidated Affiliates. Equity in earnings (losses) of unconsolidated affiliates decreased primarily due to a goodwill impairment recorded by Regency. As a result, the Company recognized a non-cash loss based on its proportionate ownership in Regency.

•
Interest Income - Affiliates. Interest income from affiliates increased for the year ended December 31, 2014 compared to the prior year due to a note receivable from ETP that was entered into during the third quarter 2013.

•
Income Taxes. The increase in the effective tax rate for the year ended December 31, 2014 was primarily due to the Lake Charles LNG Transaction, which was treated as a sale for tax purposes, resulting in $70 million of incremental income tax expense. For the year ended December 31, 2013, the effective tax rate also reflected a $241 million tax impact as a result of a $689 million non-deductible goodwill impairment.

•	Income From Discontinued Operations. Income from discontinued operations for the year ended December 31, 2013 reflected the results of operations of MGE and NEG, both of which were sold in 2013.
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
Contractual Obligations
The following table summarizes the Company’s expected contractual obligations by payment due date as of December 31, 2014:

	Contractual Obligations
	Total	2015	2016	2017	2018	2019	2020 and thereafter
Operating leases (1)	$16	$2	$2	$3	$3	$2	$4
Total long-term debt (2) (3)	1,091	—	—	300	400	150	241
Interest payments on debt (4)	463	75	75	75	42	22	174
Natural gas purchases (5)	72	4	4	4	4	4	52
Firm capacity payments (6)	89	26	22	21	16	4	—
OPEB funding (7)	48	8	8	8	8	8	8
Total (8)	$1,779	$115	$111	$411	$473	$190	$479

(1)	Lease of various assets utilized for operations.

(2)
The Company is party to debt agreements containing certain covenants that, if not satisfied, would give rise to an event of default that would cause such debt to become immediately due and payable.  Such covenants require the Company to maintain a fixed charge coverage ratio, a leverage ratio and to meet certain ratios of earnings before depreciation, interest and taxes to cash interest expense.  At December 31, 2014, the Company was in compliance with all of its covenants.  See Note 7 to our consolidated financial statements.

(3)	The long-term debt cash obligations exclude $99 million of unamortized fair value adjustments as of December 31, 2014.

(4)	Interest payments on debt are based upon the applicable stated or variable interest rates as of December 31, 2014.

(5)	The Company has tariffs in effect for its utility service areas that provide for recovery of its purchased natural gas costs under defined methodologies.

(6)	Charges for third party storage capacity.

(7)	Panhandle is committed to the funding levels of $8 million per year until modified by future rate proceedings, the timing of which is uncertain.

(8)	Excludes non-current deferred tax liability of $1.51 billion due to uncertainty of the timing of future cash flows for such liabilities.
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
Rate Matters
Sea Robin Rate Case. On December 2, 2013, Sea Robin filed a general NGA Section 4 rate case at the FERC as required by a previous rate case settlement. In the filing, Sea Robin seeks to increase its authorized rates to recover costs related to asset retirement obligations, depreciation, and return and taxes. A settlement was reached with the shippers and a stipulation and agreement was filed with the FERC on July 23, 2014. The settlement was certified to the FERC by the administrative law judge on October 7, 2014 and was conditionally approved by the FERC on December 18, 2014.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Partnership is currently evaluating the impact, if any, that adopting this new accounting standard will have on our revenue recognition policies.
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changed the requirements for reporting discontinued operations.  Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.  ASU 2014-08 is effective for all disposals or classifications as held for sale of components of an entity that occur within fiscal years beginning after December 15, 2014, and early adoption is permitted. We expect to adopt this standard for the year ending December 31, 2015. ASU 2014-08 could have an impact on whether transactions will be reported in discontinued operations in the future, as well as the disclosures required when a component of an entity is disposed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At December 31, 2014, the interest rate on 95% of the Company’s long-term debt was fixed with no outstanding interest rate swaps.
The Company previously had fixed-rate interest rate swaps, all of which were settled in 2013 and 2014. The Company has no outstanding interest rate swap agreements as of December 31, 2014.
See Note 7 and Note 10 to our consolidated financial statements.
Commodity Price Risk
The Company is exposed to some commodity price risk with respect to natural gas used in operations by its interstate pipelines.  Specifically, the pipelines receive natural gas from customers for use in generating compression to move the customers’ natural gas.  Additionally the pipelines may have to settle system imbalances when customers’ actual receipts and deliveries do not match.  When the amount of natural gas utilized in operations by the pipelines differs from the amount provided by customers, the pipelines may use natural gas from inventory or may have to buy or sell natural gas to cover these or other operational needs, resulting in commodity price risk exposure to the Company.  In addition, there is other indirect exposure to the extent commodity price changes affect customer demand for and utilization of transportation and storage services provided by the Company.  At December 31, 2014, there were no hedges in place with respect to natural gas price risk associated with the Company’s interstate pipeline operations.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO framework”).
Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth fees billed by Grant Thornton LLP for the audits of our annual financial statements and other services rendered:

	Years Ended December 31,
	2014	2013
Audit fees (1)	$800,000	$1,314,250
Audit related fees (2)	27,500	547,300
Total Fees	$827,500	$1,861,550

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

(2)
Includes fees in 2013 for financial statement audits of subsidiary entities in connection with the contribution of SUGS from Southern Union to Regency and the sale of Southern Union’s distribution operations. Includes fees in 2014 and 2013 in connection with the services organization control report on PEPL’s centralized data center.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: February 26, 2015	By: /s/ Martin Salinas, Jr. Martin Salinas, Jr. Chief Financial Officer (duly authorized to sign on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Panhandle Pipe Line Company, LP, in the capacities and on the dates indicated:

	Signature	Title	Date

(i)	Principal executive officer: /s/ Kelcy L. Warren Kelcy L. Warren	Chief Executive Officer	February 26, 2015

(ii)	Principal financial officer: /s/ Martin Salinas, Jr. Martin Salinas, Jr.	Chief Financial Officer	February 26, 2015

(iii)	The Board of Directors of SUG Holding Company, Sole Member of Southern Union Panhandle, LLC, General Partner of Panhandle Eastern Pipe Line Company, L.P

	Signature	Title	Date
	/s/ Kelcy L. Warren Kelcy L. Warren	Chief Executive Officer and Director, SUG Holding Company	February 26, 2015

	/s/ John W. McReynolds John W. McReynolds	Director, SUG Holding Company	February 26, 2015

INDEX TO EXHIBITS

	Exhibit Number	Description

(*)	3(a)	Certificate of Formation of Panhandle Eastern Pipe Line Company, LP. (Filed as Exhibit 3.A to Panhandle’s Form 10-K for the year ended December 31, 2004.)

(*)	3(b)
Limited Partnership Agreement of Panhandle Eastern Pipe Line Company, LP, dated as of June 29, 2004, between Southern Union Company and Southern Union Panhandle LLC.  (Filed as Exhibit 3.B to Panhandle’s Form 10-K for the year ended December 31, 2004.)

(*)	3(c)	Amendment No. 1, dated January 10, 2014 to Agreement of Limited Partnership of Panhandle Eastern Pipe Line Company, LP (Filed as Exhibit 3.1 to Panhandle’s Form 8-K filed on January 10, 2014.)

(*)	4(a)
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
Credit Agreement between Trunkline LNG Holdings, LLC, as borrower, Panhandle Eastern Pipeline Company, LP and Trunkline LNG Company, LLC, as guarantors, the financial institutions listed therein and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, dated as of February 23, 2012 (Filed as Exhibit 10(a) to Panhandle’s Form 10-K for the year ended December 31, 2011.)

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

E - 1

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

(*)	10(f)
Transfer Agreement, dated February 19, 2014, by and between Energy Transfer Partners, L.P. and Panhandle Eastern Pipe Line Company, LP (Filed as Exhibit 10.1 to Panhandle’s Form 8-K filed on February 19, 2014.)

	12.1	Computation of Ratio of Earnings to Fixed Charges.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(**)	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(**)	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.1	Audited financial statements of Regency Energy Partners LP as of and for the years ended December 31, 2014, 2013 and 2012.

(*)	99.2
Audited financial statements of Midcontinent Express Pipeline LLC as of and for the years ended December 31, 2014, 2013 and 2012 (incorporated by reference to Exhibit 99.3 of Regency Energy Partners LP Form 10-K for the year ended December 31, 2014, File No. 1-35262.)

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definitions Document

	101.LAB	XBRL Taxonomy Label Linkbase Document

	101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.
**	Furnished herewith.

E - 2

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Panhandle Eastern Pipe Line Company, LP and Subsidiaries

Financial Statements and Supplementary Data:	Page:
Report of Independent Registered Public Accounting Firm	F - 2
Consolidated Balance Sheets - December 31, 2014 and 2013	F - 3
Consolidated Statements of Operations - Year Ended December 31, 2014, Year Ended December 31, 2013, the Period from Acquisition (March 26, 2012) to December 31, 2012 and the Period from January 1, 2012 to March 25, 2012
F - 6
Consolidated Statements of Comprehensive Income (Loss) - Year Ended December 31, 2014, Year Ended December 31, 2013, the Period from Acquisition (March 26, 2012) to December 31, 2012 and the Period from January 1, 2012 to March 25, 2012
F - 7
Consolidated Statement of Partners’ Capital - Year Ended December 31, 2014, Year Ended December 31, 2013, the Period from Acquisition (March 26, 2012) to December 31, 2012 and the Period from January 1, 2012 to March 25, 2012
F - 8
Consolidated Statements of Cash Flows - Year Ended December 31, 2014, Year Ended December 31, 2013, the Period from Acquisition (March 26, 2012) to December 31, 2012 and the Period from January 1, 2012 to March 25, 2012
F - 9
Notes to Consolidated Financial Statements	F - 10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers
Panhandle Eastern Pipe Line Company, LP
We have audited the accompanying consolidated balance sheets of Panhandle Eastern Pipe Line Company, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for the years ended December 31, 2014 and 2013, the period from March 26, 2012 to December 31, 2012, and the period from January 1, 2012 to March 25, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panhandle Eastern Pipe Line Company, LP and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013, the period from March 26, 2012 to December 31, 2012, and the period from January 1, 2012 to March 25, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas
February 26, 2015

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32	$17
Accounts receivable, net	58	69
Accounts receivable from related companies	128	64
Exchanges receivable	11	19
Inventories	119	203
Other current assets	13	18
Total current assets	361	390
PROPERTY, PLANT AND EQUIPMENT:
Plant in service	3,352	4,208
Construction work in progress	43	70
	3,395	4,278
Accumulated depreciation and amortization	(269)	(216)
Net property, plant and equipment	3,126	4,062
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	1,443	1,525
GOODWILL	1,152	1,336
NOTE RECEIVABLE FROM RELATED PARTY	—	396
OTHER NON-CURRENT ASSETS, net	109	147
Total assets	$6,191	$7,856

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2014	2013
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Current maturities of long-term debt	$1	$1
Accounts payable	6	33
Accounts payable to related companies	38	181
Exchanges payable	114	207
Accrued interest	12	12
Price risk management liabilities	—	10
Customer advances and deposits	10	17
Accrued and other current liabilities	56	52
Total current liabilities	237	513
LONG-TERM DEBT, less current maturities	1,189	1,246
NOTE PAYABLE TO RELATED PARTY	—	1,090
NON-CURRENT PRICE RISK MANAGEMENT LIABILITIES	—	15
DEFERRED INCOME TAXES	1,511	1,659
ADVANCES FROM AFFILIATES	51	—
OTHER NON-CURRENT LIABILITIES	278	265
COMMITMENTS AND CONTINGENCIES (Note 14)
PARTNERS’ CAPITAL:
Partners’ capital	2,925	3,551
Accumulated other comprehensive income	—	3
Total partners’ capital	2,925	3,554
Noncontrolling interest	—	(486)
Total liabilities and partners’ capital	$6,191	$7,856

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012
OPERATING REVENUES:
Transportation and storage of natural gas	$555	$576	$437	$121
LNG terminalling	—	216	166	51
Other	26	293	660	271
Total operating revenues	581	1,085	1,263	443
OPERATING EXPENSES:
Cost of natural gas and other energy	3	228	521	197
Operating, maintenance and general	255	361	377	116
Depreciation and amortization	130	189	179	49
Goodwill impairment	—	689	—	—
Total operating expenses	388	1,467	1,077	362
OPERATING INCOME (LOSS)	193	(382)	186	81
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(66)	(111)	(131)	(50)
Equity in earnings (losses) of unconsolidated investments	(12)	15	(7)	16
Interest income — affiliates	23	9	—	—
Other, net	5	(3)	2	(2)
Total other expenses, net	(50)	(90)	(136)	(36)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	143	(472)	50	45
Income tax expense from continuing operations	146	98	39	12
INCOME (LOSS) FROM CONTINUING OPERATIONS	(3)	(570)	11	33
Income from discontinued operations	—	35	28	17
NET INCOME (LOSS)	(3)	(535)	39	50
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	6	(36)	(49)	10
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	$(9)	$(499)	$88	$40

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012
Net income (loss)	$(3)	$(535)	$39	$50
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate hedges	—	—	—	4
Reclassification of unrealized loss on interest rate hedges into earnings	—	—	—	5
Change in fair value of commodity hedges	—	(3)	(4)	3
Reclassification of unrealized (gain) loss on commodity hedges into earnings	—	6	1	(1)
Actuarial gain (loss) relating to postretirement benefits	(3)	25	(22)	—
Reclassification of prior service credit relating to other postretirement benefits into earnings	—	—	—	1
	(3)	28	(25)	12
Comprehensive income (loss)	$(6)	$(507)	$14	$62

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Dollars in millions)

	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Predecessor
Balance, December 31, 2011	$1,809	$(16)	$847	$2,640
Equity-based compensation	—	—	2	2
Restricted stock issuances	—	—	(3)	(3)
Purchase of treasury stock	—	—	(1,450)	(1,450)
Net income	40	—	10	50
Other comprehensive income, net of tax	—	3	9	12
Balance, March 25, 2012	$1,849	$(13)	$(585)	$1,251

Successor
Balance, March 26, 2012	$3,962	$—	$(49)	$3,913
Dividends paid to Southern Union stockholders	—	—	(65)	(65)
Capital contributions	—	—	166	166
Net income (loss)	88	—	(49)	39
Other comprehensive loss, net of tax	—	(9)	(16)	(25)
Balance, December 31, 2012	4,050	(9)	(13)	4,028
Dividends paid to Southern Union stockholders	—	—	(313)	(313)
Sales of MGE and NEG, net of tax	—	—	12	12
SUGS Contribution	—	—	(135)	(135)
Net loss	(499)	—	(36)	(535)
Other comprehensive income (loss), net of tax	—	12	(1)	11
Balance, December 31, 2013	3,551	3	(486)	3,068
Equity-based compensation	1	—	—	1
Distribution to partners	(102)	—	—	(102)
Lake Charles LNG Transaction	(20)	—	(23)	(43)
Panhandle Merger	(502)	(1)	503	—
Net income (loss)	(9)	—	6	(3)
Other	6	—	—	6
Other comprehensive loss, net of tax	—	(2)	—	(2)
Balance, December 31, 2014	$2,925	$—	$—	$2,925

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3)	$(535)	$39	$50
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	130	189	206	57
Goodwill impairment	—	689	—	—
Deferred income taxes	(139)	181	90	23
Provision for bad debts	—	7	3	1
Amortization included in interest expense	(22)	(30)	(25)	1
Unrealized (gain) loss on derivatives	(25)	(52)	12	—
Non-cash compensation expense	5	6	—	2
Equity in (earnings) losses of unconsolidated affiliates	12	(15)	7	(16)
Distributions from unconsolidated affiliates	6	15	1	—
Net gain on curtailment of OPEB plans	—	—	(15)	—
Other non-cash	1	20	12	—
Changes in operating assets and liabilities, net of merger impacts	192	(159)	(178)	79
Net cash flows provided by operating activities	157	316	152	197
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from SUGS Contribution	—	482	—	—
Proceeds from sale of MGE assets, net of transaction costs	—	1,008	—	—
Proceeds from Citrus Merger	—	—	—	1,895
Proceeds from affiliates	20	—	—	37
Capital expenditures	(109)	(250)	(238)	(60)
Distributions from unconsolidated affiliates in excess of cumulative earnings	65	39	6	—
Other	(16)	5	(1)	(2)
Net cash flows (used in) provided by investing activities	(40)	1,284	(233)	1,870
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(102)	(313)	(65)	(19)
Capital contribution from ETE	—	—	166	—
Issuance of loans from affiliates	—	1,669	55	—
Repayments of loans from affiliates	—	(975)	(55)	—
Issuance of long-term debt	—	—	—	455
Repayment of long-term debt	—	(1,795)	—	(1,048)
Net change in revolving credit facilities	—	(210)	(2)	12
Purchase of treasury stock	—	—	—	(1,450)
Other	—	(8)	(6)	(4)
Net cash flows (used in) provided by financing activities	(102)	(1,632)	93	(2,054)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15	(32)	12	13
CASH AND CASH EQUIVALENTS, beginning of period	17	49	37	24
CASH AND CASH EQUIVALENTS, end of period	$32	$17	$49	$37

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts are in millions)

1.	OPERATIONS AND ORGANIZATION:
Panhandle and its subsidiaries are primarily engaged in the interstate transportation and storage of natural gas and are subject to the rules and regulations of the FERC.  The Company’s entities include the following:

•	PEPL, which is wholly-owned by SUG Holding Company, an indirect wholly-owned subsidiary of ETP;

•	Trunkline, a direct wholly-owned subsidiary of PEPL;

•	Sea Robin, an indirect wholly-owned subsidiary of PEPL; and

•	Southwest Gas, a direct wholly-owned subsidiary of PEPL.
The Company’s operations currently consist of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes regions, as well as owning underground storage capacity.
Southern Union Panhandle LLC, an indirect wholly-owned subsidiary of ETP, serves as the general partner of PEPL and owns a 1% general partnership interest in PEPL.  ETP also indirectly owns a 99% limited partnership interest in PEPL.
See Note 3 for information related to the Panhandle Merger. We have accounted for this transaction as a reorganization of entities under common control; therefore, the consolidated financial statements of the Company were retrospectively adjusted to consolidate Southern Union for all periods. As a result of this retrospective consolidation, the Company’s consolidated results of operations for the year ended December 31, 2013, the period from March 26 to December 31, 2012 and the period from January 1 to March 25, 2012 include Southern Union’s former natural gas gathering and processing operations, which were contributed to an affiliate in 2013 as discussed in Note 3, and Southern Union’s former local distribution operations, which were sold in 2013 and were presented as discontinued operations as discussed in Note 3.
Certain prior period amounts have been reclassified to conform to the 2014 presentation. These reclassifications had no impact on net income or total equity.
Lake Charles LNG was previously named Trunkline LNG Company, LLC, and changed its name in September 2014 to Lake Charles LNG Company, LLC. All references to this company throughout this document reflects the new name of the company, regardless of whether the disclosure relates to periods or events prior to the dates of the name change.

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
Business Combination Accounting. Southern Union’s March 26, 2012 merger transaction with ETE was accounted for by ETE using business combination accounting.  Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value.  By the application of “push-down” accounting, Southern Union and PEPL’s assets, liabilities and partners’ capital were accordingly adjusted to fair value on March 26, 2012.  Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.  See Note 3 for a discussion of the estimated fair values of assets and liabilities recorded in connection with the ETE Merger.
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
New Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Partnership is currently evaluating the impact, if any, that adopting this new accounting standard will have on our revenue recognition policies.
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changed the requirements for reporting discontinued operations.  Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.  ASU 2014-08 is effective for all disposals or classifications as held for sale of components of an entity that occur within fiscal years beginning after December 15, 2014, and early adoption is permitted. We expect to adopt this standard for the year ending December 31, 2015. ASU 2014-08 could have an impact on whether transactions will be reported in discontinued operations in the future, as well as the disclosures required when a component of an entity is disposed.
Cash and Cash Equivalents.  Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.
We place our cash deposits and temporary cash investments with high credit quality financial institutions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.
Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012
NON-CASH INVESTING ACTIVITIES:
Contribution from affiliate	$376	$—	$—	$—
SUPPLEMENTAL CASH FLOW INFORMATION:
Accrued capital expenditures	$15	$13	$101	$9
Cash paid for interest, net of interest capitalized	$75	$142	$132	$39
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

The following table presents the components of inventory:

	December 31,
	2014	2013
Natural gas (1)	$105	$184
Materials and supplies	14	19
	$119	$203

(1)	Natural gas volumes held for operations at December 31, 2014 and 2013 were 34.3 TBtu and 42.8 TBtu, respectively.
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
During the fourth quarter of 2013, we performed a goodwill impairment test on our Lake Charles LNG reporting unit. In accordance with GAAP, we performed step one of the goodwill impairment test and determined that the estimated fair value of the Lake Charles LNG reporting unit was less than its carrying amount primarily due to changes related to (i) the structure and capitalization of the planned LNG export project at Lake Charles LNG’s Lake Charles facility, (ii) an analysis of current macroeconomic factors, including global natural gas prices and relative spreads, as of the date of our assessment, (iii) judgments regarding the prospect of obtaining regulatory approval for a proposed LNG export project and the uncertainty associated with the timing of such approvals, and (iv) changes in assumptions related to potential future revenues from the import facility and the proposed export facility.  An assessment of these factors in the fourth quarter of 2013 led to a conclusion that the estimated fair value of the Lake Charles LNG reporting unit was less than its carrying amount. We then applied the second step in the goodwill impairment test, allocating the estimated fair value of the reporting unit among all of the assets and liabilities of the reporting unit in a hypothetical purchase price allocation. The assets and liabilities of the reporting unit had recently been measured at fair value in 2012 as a result of the acquisition of Southern Union, and those estimated fair values had been recorded at the reporting unit through the application of “push-down” accounting. For purposes of the hypothetical purchase price allocation used in the goodwill impairment test, we estimated the fair value of the assets and liabilities of the reporting unit in a manner similar to the original purchase price allocation. In allocating value to the property, plant and equipment, we used current replacement costs adjusted for assumed depreciation. We also included the estimated fair value of working capital and identifiable intangible assets in the reporting unit. We adjusted deferred income taxes based on these estimated fair values. Based on this hypothetical purchase price allocation, estimated goodwill was $184 million, which was less than the balance of $873 million that had originally been recorded by the reporting unit through “push-down” accounting in 2012. As a result, we recorded a goodwill impairment of $689 million during the fourth quarter of 2013.
Related Party Transactions. Related party expenses primarily include payments for services provided by ETE, ETP and other affiliates.  See Note 4 for additional information on related party transactions.
PEPL and certain of its subsidiaries are not treated as separate taxpayers for federal and certain state income tax purposes.  Instead, the Company’s income is taxable to its parent, SUG Holding Company.  The Company has entered into a tax sharing agreement with SUG Holding Company pursuant to which the Company will be required to make payments to SUG Holding Company in order to reimburse SUG Holding Company for federal and state taxes that it pays on the Company’s income, or to receive payments from SUG Holding Company to the extent that tax losses generated by the Company are utilized by SUG Holding Company.  In addition, the Company’s subsidiaries that are corporations are included in consolidated and combined federal and state income tax returns filed by SUG Holding Company.  The Company’s liability generally is equal to the liability that the Company and its subsidiaries would have incurred based upon the Company’s taxable income if the Company was a taxpayer filing separately from SUG Holding Company, except that the Company will receive credit under an intercompany note for any increased liability resulting from its tax basis in its assets having been reduced as a result of the like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended.  The tax sharing agreement may be amended from time to time.
Investments in Unconsolidated Affiliates. Investments in unconsolidated affiliates over which the Company may exercise significant influence are accounted for using the equity method. Any excess of the Company’s investment in affiliates, as compared to its share of the underlying equity, that is not recognized as goodwill is amortized over the estimated economic service lives of the underlying assets. Other investments over which the Company may not exercise significant influence are accounted for under the cost method. A loss in value of an investment, other than a temporary decline, is recognized in earnings. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. All of the above factors are considered in the Company’s review of its equity method investments. See Note 5 for further information.
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
Revenues.  The Company’s revenues from transportation and storage of natural gas are based on capacity reservation charges and, to a lesser extent, commodity usage charges.  Reservation revenues are based on contracted rates and capacity reserved by the customers and are recognized monthly.  Revenues from commodity usage charges are also recognized monthly, based on the volumes received from or delivered for the customer, based on the tariff of that particular Panhandle entity, with any differences in volumes received and delivered resulting in an imbalance.  Volume imbalances generally are settled in-kind with no impact on revenues, with the exception of Trunkline, which settles certain imbalances in cash pursuant to its tariff, and records gains and losses on such cashout sales as a component of revenue, to the extent not owed back to customers. Because Panhandle is subject to FERC regulation, revenues collected during the pendency of a rate proceeding may be required by FERC to be refunded in the final order. Panhandle establishes reserves for such potential refunds, as appropriate.
Accounts Receivable and Allowance for Doubtful Accounts.  The Company has a concentration of customers in the electric and gas utility industries as well as oil and natural gas producers and municipalities. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. The Company manages trade credit risk to mitigate credit losses and exposure to uncollectible trade receivables. Prospective and existing customers are reviewed regularly for creditworthiness based upon pre-established standards consistent with FERC filed tariffs to manage credit risk within approved tolerances. Customers that do not meet minimum credit standards are required to provide additional credit support in the form of a letter of credit, prepayment, or other forms of security.
The Company establishes an allowance for doubtful accounts on trade receivables based on the expected ultimate recovery of these receivables and considers many factors including historical customer collection experience, general and specific economic trends, and known specific issues related to individual customers, sectors, and transactions that might impact collectability. Increases in the allowance are recorded as a component of operating expenses; reductions in the allowance are recorded when receivables are subsequently collected or written-off. Past due receivable balances are written-off when the Company’s efforts have been unsuccessful in collecting the amount due.
Amounts related to the allowance for doubtful accounts were not material as of and during the years ended December 31, 2014, 2013 and 2012.
The following table presents the relative contribution to the Company’s total operating revenue from continuing operations of each customer that comprised at least 10% of its operating revenues:

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012
Phillips 66 Company(1)	—%	10%	28%	35%
BG Energy Holdings LTD(2)	—	22	14	14
Ameren Corporation	11	6	3	4
Other top 10 customers	40	20	22	21
Remaining customers	49	42	33	26
Total percentage	100%	100%	100%	100%

(1)
SUGS, which was deconsolidated on April 30, 2013, had contracted to sell its entire owned or controlled output of NGL equity volumes to Phillips 66. Pricing for the NGL equity volumes sold to Phillips 66 throughout the contract period was OPIS pricing based at Mont Belvieu, Texas delivery points.

(2)	BG Energy Holdings LTD is the sole customer of Lake Charles LNG, which was deconsolidated effective January 1, 2014. See Note 3.
Accumulated Other Comprehensive Income. The main components of comprehensive loss that relate to the Company are net earnings, unrealized gain (loss) on hedging activities and unrealized actuarial gain (loss) and prior service credits (cost) on pension and other postretirement benefit plans. For more information, see Note 6.
Retirement Benefits.  Employers are required to recognize in their balance sheets the overfunded or underfunded status of defined benefit pension and other postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans).  Each overfunded plan is recognized as an asset and each underfunded plan is

recognized as a liability.   Employers must recognize the change in the funded status of the plan in other comprehensive income in partners’ capital in the year in which the change occurs. See Note 8 for additional related information.
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
Stock-Based Compensation. The Company measured all employee stock-based compensation using a fair value method and recorded the related expense in the consolidated statement of operations. All outstanding stock awards vested and were settled in 2012 in connection with the ETE Merger on March 26, 2012.
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
See Note 13 for additional related information.
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
As a limited partnership, the Company is treated as a disregarded entity for federal income tax purposes.  Accordingly, the Company and its subsidiaries are not treated as separate taxpayers; instead, their income is directly taxable to SUG Holding Company, a wholly-owned subsidiary of ETP Holdco.  Prior to the Panhandle Merger, the Company’s income was directly taxable to Southern Union, a wholly-owned subsidiary of ETP Holdco. Upon completion of the ETP Holdco Transaction on October 5, 2012, Southern Union became a member of a new federal consolidated tax return filing group of which ETP Holdco is the parent company. As a result of the ETP Holdco Transaction, Southern Union entered into a tax sharing agreement with ETP Holdco. The Company’s tax sharing arrangement with SUG Holding Company is similar to the arrangement with Southern Union, resulting in the Company paying its share of taxes based on taxable income, which will generally equal the liability that the Company would have incurred as a separate taxpayer.
Commitments and Contingencies. The Company is subject to proceedings, lawsuits and other claims related to environmental and other matters. Accounting for contingencies requires significant judgment by management regarding the estimated probabilities and ranges of exposure to potential liability. For further discussion of the Company’s commitments and contingencies, see Note 14.

3.	MERGERS, DECONSOLIDATIONS, AND RELATED TRANSACTIONS:
Pending Transaction
Regency Merger
In January 2015, ETP and Regency entered into a definitive merger agreement pursuant to which ETP will acquire Regency. Under the terms of the definitive merger agreement, holders of Regency common units will receive 0.4066 ETP Common Units for each Regency common unit. Regency unitholders will also receive at closing an additional $0.32 per common unit in the form of ETP Common Units (based on the price for ETP Common Units prior to the merger closing). The transaction is subject to other customary closing conditions including approval by Regency’s unitholders and is expected to close in the second quarter of 2015.
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
MGE and NEG have been classified as discontinued operations in the consolidated statements of operations.
Summarized financial information for MGE and NEG is as follows:

	Successor		Predecessor
	Year Ended December 31, 2013	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012
Revenue from discontinued operations	415	324	190
Net income of discontinued operations, excluding effect of taxes and overhead allocations	65	43	27
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
ETP’s Acquisition of ETE’s ETP Holdco Interest
On April 30, 2013, ETP acquired ETE’s 60% interest in ETP Holdco, the entity formed by ETP and ETE in 2012 (as discussed under “ETP Holdco Transaction” below) to own the equity interests in Southern Union and Sunoco, Inc.. As a result of this transaction, ETP now owns 100% of ETP Holdco. ETP controlled ETP Holdco prior to this acquisition; therefore, the transaction did not constitute a change of control.

2012 Transactions
ETE Merger
On March 26, 2012, ETE completed its acquisition of Southern Union. Southern Union was the surviving entity in the merger and operated as a wholly-owned subsidiary of ETE until the Panhandle Merger in 2014. See below for discussion of ETP Holdco Transaction and ETE’s contribution of Southern Union to ETP Holdco.
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
ETP Holdco Transaction
Immediately following the closing of ETP’s acquisition of Sunoco, Inc. in 2012, ETE contributed its interest in Southern Union into ETP Holdco, an ETP-controlled entity, in exchange for a 60% equity interest in ETP Holdco. In conjunction with ETE’s contribution, ETP contributed its interest in Sunoco, Inc. to ETP Holdco and retained a 40% equity interest in ETP Holdco. Pursuant to a stockholders agreement between ETE and ETP, ETP controlled ETP Holdco. This transaction did not result in a new basis of accounting for Southern Union or Panhandle.
Allocation of Consideration Transferred
The ETE Merger was accounted for using business combination accounting under applicable accounting principles.  Business combination accounting requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date.  The table below represents the amounts allocated to Southern Union’s tangible and intangible assets and liabilities as of March 26, 2012 based upon management’s estimate of their respective fair values. The goodwill resulting from the ETE Merger was primarily due to expected commercial and operational synergies and is not deductible for tax purposes.

Cash and cash equivalents	$37
Other current assets	519
Property and equipment	6,242
Goodwill	2,497
Identified intangibles (1)	55
Other non-current assets	290
Long-term debt, including current portion	(3,334)
Deferred income taxes	(1,419)
Other liabilities	(974)
Total fair value of partners’ capital	$3,913

(1)	Identified intangibles will be amortized over a life of approximately 17.5 years and are included in Other non-current assets in the consolidated balance sheets.
As a result of the ETE Merger, we recognized $77 million and $19 million of merger-related costs during the periods from March 26, 2012 to December 31, 2012 and January 1, 2012 to March 25, 2012, respectively.  Such expenses include legal and other outside service costs, charges resulting from employment agreements with certain executives that provided for compensation when their employment was terminated and severance costs associated with administrative headcount reductions.  These expenses were included in operating, maintenance, and general expenses in the consolidated statement of operations.
The Company also recognized a $15 million net gain due to the curtailment of certain other postretirement employee benefit plans in 2012.  See Note 8 for more information on the curtailment.

4.	RELATED PARTY TRANSACTIONS:
The following table provides a summary of the related party balances included in the consolidated balance sheets:

	December 31,
	2014	2013
Non-current notes receivable from related party — ETP	$—	$396

Accounts receivable from related companies (1)	$128	$64

Accounts payable to related companies (2)	$38	$181

Non-current note payable to related party — ETP	$—	$1,090

Advances from affiliates	$51	$—

(1)	Accounts receivable from related companies reflected above primarily related to services provided for ETE, ETP and other affiliates.

(2)	Accounts payable to related companies reflected above primarily related to payroll funding and various services provided by ETP and other affiliates.
The following tables provide a summary of related party activity included in our consolidated statements of operations:

	Successor				Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from Acquisition (March 26, 2012) to December 31, 2012		Period from January 1, 2012 to March 25, 2012
Operating revenues (1)	$33	$56	$29		$4
Cost of natural gas and other energy	—	17	21		—
Operating, maintenance and general	49	71	125	(2)	14
Interest expense, net of interest capitalized	—	31	3		—
Interest income — affiliates	23	9	—		—
Equity in earnings (losses) of unconsolidated investments	(12)	15	(7)		16

(1)	Represents transportation and storage revenues with ETC and Sunoco, Inc., subsidiaries of ETP, in the successor periods.

(2)	Primarily represents corporate charges for employee expenses related to the ETE Merger offset by expenses attributable to services provided by Panhandle on behalf of other affiliate companies.
The following table provides a summary of distributions received from related parties:

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012
Distributions related to investment in:
ETP	$9	$8	$6	$—
Regency	61	44	—	—

5.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
The Company’s investment in Regency consists of approximately 31.4 million Regency common units and approximately 6.3 million Regency Class F units that were issued to Southern Union as consideration for the SUGS Contribution. The Company’s investment represented approximately 8% and 100% of the total outstanding Regency common units and Class F units, respectively, at December 31, 2014. The Company’s investment in Regency is accounted for in our consolidated financial statements using the equity method, because the Company is presumed to have significant influence over Regency due to the affiliate relationship resulting from both entities being under the common control of ETE.
The following table presents aggregated selected income statement data for Regency (on a 100% basis for all periods presented).

	Years Ended December 31,
	2014	2013	2012
Revenue	$4,951	$2,521	$2,000
Operating income (loss)	(17)	55	30
Net income (loss)	(142)	27	34
In addition to the equity method investment described above, we have other equity method investments which are not, individually or in the aggregate, significant to our consolidated financial statements.

6.	COMPREHENSIVE INCOME:
The table below sets forth the tax amounts included in the respective components of other comprehensive income:

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012
Income taxes included in other comprehensive income:
Change in fair value of interest rate hedges	$—	$—	$—	$2
Reclassification of unrealized loss on interest rate hedges into earnings	—	—	—	3
Change in fair value of commodity hedges	—	—	(2)	2
Reclassification of unrealized gain on commodity hedges into earnings	—	—	—	(1)
Actuarial gain (loss) relating to postretirement benefits	1	(15)	(13)	—
Reclassification of net actuarial loss and prior service credit relating to pension and other postretirement benefits into earnings	—	—	—	1
	$1	$(15)	$(15)	$7
The table below presents the components in accumulated other comprehensive income:

	December 31,
	2014	2013
Other postretirement plan - net actuarial gain and prior service costs, net	$—	$3
Total accumulated other comprehensive income, net of tax	$—	$3

7.	DEBT OBLIGATIONS:
The following table sets forth the debt obligations of the Company at the dates indicated:

	December 31,
	2014	2013
6.20% Senior Notes due 2017	$300	$300
8.125% Senior Notes due 2019	150	150
7.00% Senior Notes due 2018	400	400
7.6% Senior Notes due 2024	82	82
7.00% Senior Notes due 2029	66	66
8.25% Senior Notes due 2029	33	33
Floating Rate Junior Subordinated Notes due 2066	54	54
Note payable to related party - ETP	—	1,090
Other long term debt	6	7
Unamortized fair value adjustments	99	155
Total debt outstanding	1,190	2,337
Less: Current maturities of long-term debt	1	1
Total long-term debt, less current maturities	$1,189	$2,336
Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations at December 31, 2014 and 2013 was $1.24 billion and $2.38 billion, respectively. As of December 31, 2014 and 2013, the aggregate carrying amount of the Company’s consolidated debt obligations was $1.19 billion and $2.34 billion, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
As of December 31, 2014, the Company has scheduled long-term debt principal payments as follows:

Years Ended December 31,
2015	$—
2016	—
2017	300
2018	400
2019	150
Thereafter	241
Total	$1,091
Assumption of Southern Union Debt
In connection with the consummation of the Panhandle Merger, Panhandle assumed Southern Union’s long-term debt obligations. As of December 31, 2014, the long-term debt assumed in the Panhandle Merger consisted of $82 million in aggregate principal amount of 7.6% Senior Notes due 2024, $33 million in aggregate principal amount of 8.25% Senior Notes due 2029 and $54 million in aggregate principal amount of Floating Rate Junior Subordinated Notes due 2066 outstanding. The amounts recorded in the condensed consolidated balance sheet also reflected unamortized fair value adjustments, which were $99 million in the aggregate at December 31, 2014.
In connection with the Lake Charles LNG Transaction, the $1.09 billion note payable to ETP that was assumed by the Company in the merger with Southern Union on January 10, 2014 was canceled.
Floating Rate Junior Subordinated Notes
The interest rate on the remaining portion of Panhandle’s $600 million junior subordinated notes due 2066 is a variable rate based upon the three-month LIBOR rate plus 3.0175%. The balance of the variable rate portion of the junior subordinated notes was $54 million at an effective interest rate of 3.26% at December 31, 2014.

Compliance With Our Covenants
The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens.  Other covenants impose limitations on restricted payments, including dividends and loans to affiliates, and additional indebtedness. As of December 31, 2014, the Company is in compliance with these covenants.

8.	RETIREMENT BENEFITS:
Southern Union previously had defined benefit pension plans that covered employees of MGE and NEG. As discussed in Note 3, the assets of MGE and NEG were sold in 2013, prior to the Panhandle Merger; therefore, the pension plan obligations were never the responsibilities of the Company. As such, the disclosures related to these pension plans have been excluded.
Postretirement Benefit Plans
Postretirement benefits expense for the years ended December 31, 2014 and 2013 reflected the impact of changes the Company adopted as of September 30, 2013 to change its retiree medical benefits program effective January 1, 2014 which placed all retirees on a common cost sharing platform, subject to caps on annual company contributions toward retirees eligible for the plan. Postretirement benefits expense for the year ended December 31, 2012 reflected the impact of curtailment accounting as postretirement benefits for all active participants who did not meet certain criteria were eliminated.  The Company previously had postretirement health care and life insurance plans (other postretirement plans) that covered substantially all employees.
Obligations and Funded Status
Other postretirement benefit liabilities are accrued on an actuarial basis during the years an employee provides services.  The following tables contain information at the dates indicated about the obligations and funded status of the Company’s other postretirement plans.

	December 31,
	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of period	$25	$41
Service cost	—	—
Interest cost	1	1
Amendments	—	1
Actuarial (gain) loss	1	(16)
Benefits paid, net	(2)	(2)
Dispositions	(1)	—
Benefit obligation at end of period	$24	$25
Change in plan assets:
Fair value of plan assets at beginning of period	$110	$96
Return on plan assets and other	4	8
Employer contributions	7	8
Benefits paid, net	(2)	(2)
Dispositions	(5)	—
Fair value of plan assets at end of period	$114	$110

Amount (overfunded) underfunded at end of period (1)	$(90)	$(85)

Amounts recognized in accumulated other comprehensive income (pre-tax basis) consist of:
Net actuarial loss	$(16)	$(20)
Prior service cost	15	17
	$(1)	$(3)

(1)	Underfunded balance is recognized as a non-current liability in the consolidated balance sheets. Overfunded balance is recognized as a non-current asset in the consolidated balance sheets.
Components of Net Periodic Benefit Cost
The following tables set forth the components of net periodic benefit cost of the Company’s postretirement benefit plan for the periods presented:

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012
Service cost	$—	$—	$—	$1
Interest cost	1	1	1	1
Expected return on plan assets	(5)	(5)	(4)	(1)
Prior service credit amortization	1	1	—	(1)
Actuarial loss amortization	(1)	(1)	—	—
Curtailment recognition (1)	—	—	(15)	—
Net periodic benefit cost	$(4)	$(4)	$(18)	$—

(1)
Subsequent to the ETE Merger, the Company amended certain of its other postretirement employee benefit plans to prospectively restrict participation in the plans for certain active employees.  The plan amendments resulted in the plans becoming currently over-funded and, accordingly, the Company recorded a gross pre-tax curtailment gain of $75 million, $60 million of which is subject to refund to customers; thus, the net curtailment gain recognition was $15 million.

The estimated prior service cost for other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2015 is $1 million.
Assumptions.  The weighted-average discount rate used in determining benefit obligations was 3.68% and 4.24% at December 31, 2014 and 2013, respectively.
The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the table below:

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012
Discount rate	4.29%	3.66%	4.02%	4.24%
Expected return on assets:
Tax exempt accounts	7.00%	7.00%	7.00%	7.00%
Taxable accounts	4.50%	4.50%	4.50%	4.50%
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

The assumed health care cost trend rates used to measure the expected cost of benefits covered by the plans are shown in the table below:

	December 31,
	2014	2013
Health care cost trend rate	7.60%	8.06%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.90%	4.91%
Year that the rate reaches the ultimate trend rate	2021	2021
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on accumulated postretirement benefit obligation	$1	$(1)
Plan Assets.  The Company’s overall investment strategy is to maintain an appropriate balance of actively managed investments while maintaining a high standard of portfolio quality and achieving proper diversification.  To achieve diversity within its other postretirement plan asset portfolio, the Company has targeted the following asset allocations: equity of 25% to 35%, fixed income of 65% to 75% and cash and cash equivalents of up to 10%.  These target allocations are monitored by the Investment Committee of ETP’s Board of Directors in conjunction with an external investment advisor.  On occasion, the asset allocations may fluctuate as compared to these guidelines as a result of Investment Committee actions.
The fair value of the Company’s other postretirement plan assets at the dates indicated by asset category is as follows:

	December 31,
	2014	2013
Cash and cash equivalents	$3	$3
Mutual fund (1)	111	107
Total	$114	$110

(1)
This fund of funds invests primarily in a diversified portfolio of equity, fixed income and short-term mutual funds.  As of December 31, 2014, the fund was primarily comprised of approximately 38% equities, 52% fixed income securities and 10% cash.  As of December 31, 2013, the fund was primarily comprised of approximately 32% equities, 55% fixed income securities, 7% cash and 6% in other investments.

The other postretirement plan assets are classified as Level 1 assets within the fair-value hierarchy as their fair values are based on active market quotes.  See Note 2 for information related to the framework used by the Company to measure the fair value of its other postretirement plan assets.
Contributions.  The Company expects to make $8 million contributions to its other postretirement plans in 2015 and approximately $8 million annually thereafter until modified by rate case proceedings.
Benefit Payments.  The Company’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below. The Company does not expect to receive any Medicare Part D subsidies in any future periods.

Years	Expected Benefit Payments
2015	$2
2016	2
2017	2
2018	1
2019	1
2020 – 2024	6

The Medicare Prescription Drug Act provides for a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The Company was eligible for such subsidies through December 31, 2013. As a result of changes the Company made to the retiree medical plan effective January 1, 2014, the Company no longer receives such subsidy payments for coverage provided after December 31, 2013.
Defined Contribution Plan
The Company participates in ETP’s defined contribution savings plan (“Savings Plan”) that is available to virtually all employees.  The Company provided matching contributions of 100% of the first 5% of the participant’s compensation paid into the Savings Plan.  Company contributions to the Savings Plan during the year ended December 31, 2014, the year ended December 2013, the period from Acquisition (March 26, 2012) to December 31, 2012 and the period from January 1, 2012 to March 25, 2012 were $3 million, $6 million, $4 million and $2 million, respectively.
In addition, the Company provides a 3% discretionary profit sharing contribution to eligible employees with annual base compensation below a specific threshold.  Company contributions are 100% vested after five years of continuous service.  The Company’s fixed contributions during the year ended December 31, 2014, the year ended December 31, 2013, the period from Acquisition (March 26, 2012) to December 31, 2012 and the period from January 1, 2012 to March 25, 2012 were $2 million, $3 million, $2 million and $2 million, respectively.
9.INCOME TAXES:
The following table provides a summary of the current and deferred components of income tax expense (benefit) from continuing operations:

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012
Current expense (benefit):
Federal	$261	$(52)	$(43)	$—
State	24	(7)	3	(1)
Total	285	(59)	(40)	(1)
Deferred expense (benefit):
Federal	$(114)	$119	$81	$10
State	(25)	38	(2)	3
Total	(139)	157	79	13
Total income tax expense	$146	$98	$39	$12

The differences between the Company’s effective income tax rate and the U.S. federal income tax statutory rate were as follows:

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012
Computed statutory income tax expense (benefit) at 35%	$50	$(165)	$17	$16
Changes in income taxes resulting from:
Earnings from unconsolidated investments related to anticipated receipt of dividends	—	—	5	(5)
Non-deductible executive compensation	—	—	18	—
Premium on debt retirement	(10)	—	—	—
State income taxes, net of federal income tax benefit	4	21	1	1
Non-deductible goodwill impairment	—	241	—	—
Non-deductible goodwill included in the Lake Charles LNG Transaction	105	—	—	—
Other	(3)	1	(2)	—
Income tax expense	$146	$98	$39	$12
Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  The table below summarizes the principal components of the Company’s deferred tax assets (liabilities) as follows:

	December 31,
	2014	2013
Deferred income tax assets:
Other postretirement benefits	$5	$5
Debt amortization	40	67
Other	26	40
Total deferred income tax assets	71	112
Valuation allowance	(2)	—
Net deferred income tax assets	$69	$112

Deferred income tax liabilities:
Property, plant and equipment	$(776)	$(956)
Investment in unconsolidated affiliates	(795)	(793)
Other	(6)	(16)
Total deferred income tax liabilities	(1,577)	(1,765)
Net deferred income tax liability	(1,508)	(1,653)
Less current income tax assets	3	6
Accumulated deferred income taxes	$(1,511)	$(1,659)

As of December 31, 2014, the Company has $18 million ($12 million, net of federal tax) of unrecognized tax benefits, $11 million of which would impact the Company’s effective income tax rate if recognized.  The Company expects that its unrecognized tax benefits will be reduced by $2 million within the next 12 months.

The Company’s policy is to classify and accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense in its consolidated statement of operations, which is consistent with the recognition of these items in prior reporting periods.
The Company and Southern Union are no longer subject to U.S. federal, state or local examinations for the tax periods prior to 2005. The Company and Southern Union are under examination by the Internal Revenue Service (IRS) for the tax years 2004 through 2009. For the 2006 tax year, the IRS has challenged $545 million of the $690 million deferred gain associated with the like kind exchange involving certain assets of Southern Union’s distribution operations and gathering and processing operations. The Company and Southern Union have been vigorously defending this tax position and believe it has reached a tentative settlement with the IRS which will not have a material impact on these financial statements.

10.	PRICE RISK MANAGEMENT ASSETS AND LIABILITIES:
Interest Rate Contracts
The Company had no outstanding interest rate swap agreements as of December 31, 2014.
The Company previously used interest rate swap agreements to hedge floating rate notes with an aggregate notional amount.  The Company settled $50 million of five-year swaps during the third quarter of 2013, $175 million of ten-year swaps during the fourth quarter of 2013, $25 million of five-year swaps during the fourth quarter of 2013, $150 million of ten-year swaps during the third quarter of 2014, and the remaining $125 million of ten-year swaps during the fourth quarter of 2014. The Company paid interest on the floating rate notes based on three-month LIBOR plus a credit spread of 3.0175%.
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
Summary Financial Statement Information
The following table summarizes the fair value amounts of the Company’s asset and liability derivative instruments and their location reported in the consolidated balance sheets:

	Fair Value
	Asset Derivatives		Liability Derivatives
Balance Sheet Location	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Economic Hedges:
Interest rate contracts:
Price risk management liabilities	$—	$—	$—	$10
Non-current price management liabilities	—	—	—	15
Total	$—	$—	$—	$25

The following table summarizes the location and amount (excluding income tax effects) of derivative instrument gains and losses reported in the Company’s consolidated financial statements:

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012
Cash Flow Hedges:
Interest rate contracts:
Change in fair value – increase in accumulated other comprehensive income	$—	$—	$—	$6
Reclassification of unrealized loss from accumulated other comprehensive income – increase of interest expense	—	—	—	8
Commodity contracts — Gathering and Processing:
Change in fair value – increase (decrease) in accumulated other comprehensive income	—	(3)	(6)	5
Reclassification of unrealized gain from accumulated other comprehensive income	—	—	1	2
Economic Hedges:
Interest rate contracts:
Change in fair value — increase (decrease) in interest expense	(7)	29	12	—
Commodity contracts:
Change in fair value — decrease in deferred natural gas purchases	—	(7)	(32)	(2)

11.	FAIR VALUE MEASUREMENT:
The Company did not have any assets or liabilities that are measured at fair value on a recurring basis at December 31, 2014. The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013:

	Fair Value as of	Fair Value Measurements at December 31, 2013 Using Fair Value Hierarchy
	December 31, 2013	Level 1	Level 2
Assets:
Total	$—	$—	$—
Liabilities:
Interest rate swaps	$25	$—	$25
Total	$25	$—	$25
The Company’s Level 2 instruments primarily included interest rate swap derivatives that were valued using pricing models based on an income approach that discounts future cash flows to a present value amount.  The significant pricing model inputs for interest rate swaps included published rates for U.S. Dollar LIBOR interest rate swaps.  The pricing models also adjusted for nonperformance risk associated with the counterparty or Company, as applicable, through the use of credit risk adjusted discount rates based on published default rates.  During the periods ended December 31, 2014 and 2013, no transfers were made between any levels within the fair value hierarchy. The company had no outstanding interest rate swap agreements at December 31, 2014.

The fair value of the Lake Charles LNG reporting unit was classified as Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. We used the income approach to measure the fair value of the Lake Charles LNG reporting unit. Under the income approach, we calculated the fair value based on the present value of the estimated future cash flows. The discount rate used, which was an unobservable input, was based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to attain the projected cash flows.
The approximate fair value of the Company’s cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to their short-term nature.

12.	PROPERTY, PLANT AND EQUIPMENT:
The following table provides a summary of property, plant and equipment:

		December 31,
	Lives in Years	2014	2013
Land and improvements		$8	$8
Buildings and improvements	6 – 22	340	336
Pipelines and equipment	5 – 46	2,353	2,273
Natural gas storage facilities	5 – 46	323	314
Tanks and other equipment	20 – 40	—	955
Vehicles	5	23	23
Right of way	36 – 40	23	23
Furniture and fixtures	5 – 12	33	34
Linepack		57	57
Other	2 – 19	192	185
Construction work in progress		43	70
Total property, plant and equipment		3,395	4,278
Accumulated depreciation and amortization		(269)	(216)
Net property, plant and equipment		$3,126	$4,062

13.	ASSET RETIREMENT OBLIGATIONS:
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
The Company had recorded AROs related to (i) retiring natural gas storage wells, (ii) retiring offshore platforms and lines and (iii) removing asbestos. Amounts reflected in long-lived assets related to AROs aggregated approximately $18 million and $13 million and were reflected as other non-current assets on our balance sheet as of December 31, 2014 and 2013, respectively.
As of December 31, 2014, the Company had no material legally restricted funds for the purpose of settling AROs.

The following table is a reconciliation of the carrying amount of the ARO liability reflected as liabilities on our balance sheet for the periods presented.  Changes in assumptions regarding the timing, amount, and probabilities associated with the expected cash flows, as well as the difference in actual versus estimated costs, will result in a change in the amount of the liability recognized.

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from Acquisition (March 26, 2012) to December 31, 2012	Period from January 1, 2012 to March 25, 2012
Beginning balance	$55	$46	$46	$46
Revisions	3	11	3	—
Settled	(3)	(1)	(5)	—
Disposals	—	(4)	—	—
Accretion expense	3	3	2	—
Ending balance	$58	$55	$46	$46
During 2013, the Company recorded an $11 million upward revision to its prior ARO liability estimates, primarily due to changes in ARO liabilities as a result of a third party evaluation. Also in 2013, the Company disposed of $4 million in ARO liabilities in the SUGS Contribution.

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
Sea Robin Rate Case
On December 2, 2013, Sea Robin filed a general NGA Section 4 rate case at the FERC as required by a previous rate case settlement. In the filing, Sea Robin seeks to increase its authorized rates to recover costs related to asset retirement obligations, depreciation, and return and taxes. Filed rates were put into effect June 1, 2014 and estimated settlement rates were put into effect September 1, 2014, subject of refund. A settlement was reached with the shippers and a stipulation and agreement was filed with the FERC on July 23, 2014. The settlement was certified to the FERC by the administrative law judge on October 7, 2014 and was conditionally approved by the FERC on December 18, 2014.
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
Environmental Remediation
The Company is responsible for environmental remediation at certain sites on its natural gas transmission systems for contamination resulting from the past use of lubricants containing PCBs in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas.  The Company has implemented a program to remediate such contamination.  The primary remaining remediation activity on the Panhandle systems is associated with past use of paints containing PCBs or PCB impacts to equipment surfaces and to a building at one location. The PCB assessments are ongoing and the related estimated remediation costs are subject to further change. Other remediation typically involves the management of contaminated soils and may involve remediation of groundwater.  Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility.  The ultimate liability and total costs associated with these sites will depend upon many factors.  If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Company could potentially be held responsible for contamination caused by other parties.  In some instances, the Company may share liability associated with contamination with other potentially related parties.  The Company may also benefit from contractual indemnities that cover some or all of the cleanup costs.  These sites are generally managed in the normal course of business or operations.
Our pipeline operations are subject to regulation by the U.S. Department of Transportation under the PHMSA, pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause us to incur future capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines; however, no estimate can be made at this time of the likely range of such expenditures.
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

	December 31,
	2014	2013
Current	$1	$2
Non-current	3	3
Total environmental liabilities	$4	$5
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
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of December 31, 2014 and 2013, the Company recorded litigation and other claim-related accrued liabilities of $21 million and $24 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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

15.	QUARTERLY FINANCIAL DATA (UNAUDITED):
The following table provides certain quarterly financial information for the periods presented:

	Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Total
Operating revenues	$178	$128	$132	$143	$581
Operating income	90	34	31	38	193
Net income (loss)	(35)	16	23	(7)	(3)
Net income (loss) attributable to partners	(41)	16	23	(7)	(9)

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Total
Operating revenues	$393	$316	$182	$194	$1,085
Operating income (loss)	55	115	67	(619)	(382)
Net income (loss)	36	40	58	(669)	(535)
Net income (loss) attributable to partners	42	69	37	(647)	(499)