Form 10-Q
period 2015-03-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2015-05-08
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

FORM 10-Q

PANHANDLE EASTERN PIPE LINE COMPANY, LP

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Panhandle Eastern Pipe Line Company, LP and its subsidiaries (“Panhandle” or the “Company”) in periodic press releases and some oral statements of the Company’s officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “expect,” “continue,” “estimate,” “goal,” “forecast,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I — Item 1A. Risk Factors” in the Company’s Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 27, 2015.
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

Bcf	Billion cubic feet

Btu	British thermal units

ETE	Energy Transfer Equity, L.P.

ETP	Energy Transfer Partners, L.P., a subsidiary of ETE

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

Lake Charles LNG	Lake Charles LNG Company, LLC

LNG	Liquefied natural gas

OPEB plans	Other postretirement employee benefit plans

PCBs	Polychlorinated biphenyls

PEPL	Panhandle Eastern Pipe Line Company, LP

PEPL Holdings	PEPL Holdings, LLC

Regency	Regency Energy Partners LP, a subsidiary of ETE

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	United States Securities and Exchange Commission

Southern Union	Southern Union Company

Southwest Gas	Pan Gas Storage LLC

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC

ii

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47	$32
Accounts receivable, net	51	58
Accounts receivable from related companies	42	128
Exchanges receivable	12	11
Inventories	83	119
Other current assets	13	13
Total current assets	248	361
PROPERTY, PLANT AND EQUIPMENT:
Plant in service	3,374	3,352
Construction work in progress	29	43
	3,403	3,395
Accumulated depreciation and amortization	(292)	(269)
Net property, plant and equipment	3,111	3,126
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	1,428	1,443
GOODWILL	1,152	1,152
NOTE RECEIVABLE FROM RELATED PARTY	40	—
ADVANCES TO AFFILIATES	40	—
OTHER NON-CURRENT ASSETS, net	110	109
Total assets	$6,129	$6,191

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2015	December 31, 2014
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Current maturities of long-term debt	$1	$1
Accounts payable and accrued liabilities	2	6
Accounts payable to related companies	33	38
Exchanges payable	76	114
Accrued interest	24	12
Customer advances and deposits	8	10
Other current liabilities	54	56
Total current liabilities	198	237
LONG-TERM DEBT, less current maturities	1,184	1,189
DEFERRED INCOME TAXES	1,511	1,511
ADVANCES FROM AFFILIATES	—	51
OTHER NON-CURRENT LIABILITIES	279	278
COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL:
Partners’ capital	2,957	2,925
Accumulated other comprehensive income	—	—
Total partners’ capital	2,957	2,925
Total liabilities and partners’ capital	$6,129	$6,191

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING REVENUES:
Transportation and storage of natural gas	$149	$170
Other	6	9
Total operating revenues	155	179
OPERATING EXPENSES:
Cost of natural gas and other energy	2	1
Operating, maintenance and general	65	57
Depreciation and amortization	35	31
Total operating expenses	102	89
OPERATING INCOME	53	90
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(13)	(18)
Equity in earnings (losses) of unconsolidated investments	4	(8)
Interest income — affiliates	—	5
Other, net	(1)	2
Total other expenses, net	(10)	(19)
INCOME BEFORE INCOME TAX EXPENSE	43	71
Income tax expense	12	106
NET INCOME (LOSS)	31	(35)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	6
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	$31	$(41)

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$31	$(35)
Other comprehensive income (loss), net of tax:
Actuarial loss relating to postretirement benefits	—	(1)
	—	(1)
Comprehensive income (loss)	$31	$(36)

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2014	$2,925	$—	$2,925
Unit based compensation	1	—	1
Net income	31	—	31
Balance, March 31, 2015	$2,957	$—	$2,957

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31	$(35)
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	35	31
Deferred income taxes	—	(190)
Amortization included in interest expense	(6)	(6)
Unrealized gain on derivatives	—	3
Non-cash compensation expense	2	1
Equity in (earnings) losses of unconsolidated affiliates	(4)	8
Distributions from unconsolidated affiliates	4	1
Other non-cash	4	(1)
Changes in operating assets and liabilities, net of merger impacts	4	318
Net cash flows provided by operating activities	70	130
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of note receivable from related party	—	10
Note receivable issued to related party	(40)	—
Capital expenditures	(29)	(12)
Distributions from unconsolidated affiliates in excess of cumulative earnings	14	16
Other	—	(22)
Net cash flows used in investing activities	(55)	(8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	—	(65)
Net cash flows used in financing activities	—	(65)
INCREASE IN CASH AND CASH EQUIVALENTS	15	57
CASH AND CASH EQUIVALENTS, beginning of period	32	17
CASH AND CASH EQUIVALENTS, end of period	$47	$74

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts are in millions)
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION:
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
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of the Company’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
The unaudited consolidated financial statements have been prepared in conformity with GAAP, which includes the use of estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities that exist at the date of the consolidated financial statements. Although these estimates are based on management’s available knowledge of current and expected future events, actual results could be different from those estimates.
Certain prior period amounts have been reclassified to conform to the 2015 presentation. These reclassifications had no impact on net income or total equity.

2.	RELATED PARTY TRANSACTIONS:
The following table provides a summary of the related party balances included in the consolidated balance sheets:

	March 31, 2015	December 31, 2014
Accounts receivable from related companies	$42	$128

Non-current notes receivable from related party — ETP	40	—

Advances to affiliates	40	—

Accounts payable to related companies	33	38

Advances from affiliates	—	51
Accounts receivable from related companies reflected on the consolidated balance sheets primarily related to services provided for ETE, ETP and other affiliates. Accounts payable to related companies reflected on the consolidated balance sheets primarily related to payroll funding and various services provided by ETP and other affiliates.
The following table provides a summary of the related party activity included in our consolidated statements of operations:

	Three Months Ended March 31,
	2015	2014
Operating revenues	$5	$20
Operating, maintenance and general	12	12
Interest income — affiliates	—	5
Equity in earnings (losses) of unconsolidated investments	4	(8)
The Company received $2 million and $2 million in distributions related to its investment in ETP during the three months ended March 31, 2015 and 2014, respectively. The Company also received $16 million and $15 million in distributions related to its investment in Regency during the three months ended March 31, 2015 and 2014, respectively.

3.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
The Company’s investment in Regency consisted of 31.4 million Regency common units and 6.3 million Regency Class F units. The Company’s investment represented approximately 8% and 100% of the total outstanding Regency common units and Class F units, respectively, at March 31, 2015. Following the merger of ETP and Regency in April 2015, these Regency common units and Regency Class F units converted to 15.5 million ETP common units, which represented approximately 3% of the total outstanding ETP common units. The Company’s investment was and will continue to be accounted for in our consolidated financial statements using the equity method.
The following table presents aggregated selected income statement data for Regency (on a 100% basis for all periods presented):

	Three Months Ended March 31,
	2015	2014
Revenue	$999	$863
Operating income	31	22
Net income (loss)	(3)	12
The Company has other equity method investments which were not, individually or in the aggregate, significant to our consolidated financial statements.

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME:
As of March 31, 2015 and December 31, 2014, accumulated other comprehensive income consisted of net actuarial gains and prior service costs related to our OPEB plans, which were less than $1 million in the aggregate.

5.	DEBT OBLIGATIONS:
Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations at March 31, 2015 and December 31, 2014 was $1.24 billion and $1.24 billion, respectively. As of March 31, 2015 and December 31, 2014, the aggregate carrying amount of the Company’s consolidated debt obligations was $1.18 billion and $1.19 billion, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens.  Other covenants impose limitations on restricted payments, including dividends and loans to affiliates, and additional indebtedness.  As of March 31, 2015, the Company was in compliance with these covenants.

6.	INCOME TAXES:
For the three months ended March 31, 2015, the statutory rate differed from the effective rate primarily due to state income tax adjustments. The increase in the effective tax rate for the three months ended March 31, 2014 was primarily due to the Lake Charles LNG Transaction. The Lake Charles LNG Transaction, which was treated as a sale for tax purposes, resulted in $80 million of incremental income tax expense.

7.	PRICE RISK MANAGMENT ASSETS AND LIABILITIES:
The Company is exposed to certain risks in its ongoing business operations.  The Company has previously used interest rate derivative contracts to manage interest rate risk associated with its long-term borrowings. The Company recognizes all derivative assets and liabilities at fair value on the consolidated balance sheets.
Interest Rate Contracts
The Company previously used interest rate swap agreements to hedge floating rate notes with an aggregate notional amount.  The Company settled $150 million of ten-year swaps during the third quarter of 2014 and $125 million of ten-year swaps during the fourth quarter of 2014. The Company had no outstanding interest rate swap agreements as of March 31, 2015 or December 31, 2014.
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
Summary Financial Statement Information
The Company had no derivative instruments at March 31, 2015 and December 31, 2014.

The following table summarizes the location and amount (excluding income tax effects) of derivative instrument gains and losses reported in the Company’s consolidated financial statements:

	Three Months Ended March 31,
	2015	2014
Economic Hedges:
Interest rate contracts:
Change in fair value — decrease in interest expense	$—	$(3)

8.	FAIR VALUE MEASUREMENT:
The Company did not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2015 or December 31, 2014. The Company did not have any Level 3 instruments measured at fair value using significant unobservable inputs at March 31, 2015 or December 31, 2014 and there were no transfers between hierarchy levels.

9.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
Sea Robin Rate Case
On December 2, 2013, Sea Robin filed a general NGA Section 4 rate case at the FERC as required by a previous rate case settlement. In the filing, Sea Robin seeks to increase its authorized rates to recover costs related to asset retirement obligations, depreciation, and return and taxes. A settlement was reached with the shippers and a stipulation and agreement was filed with the FERC on July 23, 2014. The settlement was certified to the FERC by the administrative law judge on October 7, 2014 and was conditionally approved by the FERC on December 18, 2014. The settlement is pending final FERC approval.
PEPL Holdings Guarantee of Collection
The Company guarantees collection of the payment of $600 million of Regency 4.50% Senior Notes through maturity in 2023.
Contingent Residual Support Agreement with ETP
The Company provides contingent, residual support to Citrus ETP Finance LLC (on a non-recourse basis to the Company) with respect to Citrus ETP Finance LLC’s obligations to ETP to support the payment of $2 billion in principal amount of senior notes issued by ETP on January 17, 2012.
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

	March 31, 2015	December 31, 2014
Current	$1	$1
Non-current	2	3
Total environmental liabilities	$3	$4
Litigation and Other Claims
The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business.
Attorney General of the Commonwealth of Massachusetts v. New England Gas Company.
On July 7, 2011, the Massachusetts Attorney General (“AG”) filed a regulatory complaint with the Massachusetts Department of Public Utilities (“MDPU”) against New England Gas Company with respect to certain environmental cost recoveries.  The AG is seeking a refund to New England Gas Company customers for alleged “excessive and imprudently incurred costs” related to legal fees associated with Southern Union’s environmental response activities.  In the complaint, the AG requests that the MDPU initiate an investigation into the New England Gas Company’s collection and reconciliation of recoverable environmental costs including:  (i) the prudence of any and all legal fees, totaling approximately $19 million, that were charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005, the year when a partner in the firm, the Southern Union former Vice Chairman, President and Chief Operating Officer, joined Southern Union’s management team; (ii) the prudence of any and all legal fees that were charged by the Bishop, London & Dodds firm and passed through the recovery mechanism since 2005, the period during which a member of the firm served as Southern Union’s Chief Ethics Officer; and (iii) the propriety and allocation of certain legal fees charged that were passed through the recovery mechanism that the AG contends only qualify for a lesser, 50%, level of recovery.  Southern Union has filed its answer denying the allegations and moved to dismiss the complaint, in part on a theory of collateral estoppel.  The hearing officer has deferred consideration of Southern Union’s motion to dismiss.  The AG’s motion to be reimbursed expert and consultant costs by Southern Union of up to $150,000 was granted. By tariff, these costs are recoverable through rates charged to New England Gas Company customers. The hearing officer previously stayed discovery pending resolution of a dispute concerning the applicability of attorney-client privilege to legal billing invoices. The MDPU issued an interlocutory order on June 24, 2013 that lifted the stay, and discovery has resumed. Panhandle (as successor to Southern Union) believes it has complied with all applicable requirements regarding its filings for cost recovery and has not recorded any accrued liability; however, Panhandle will continue to assess its potential exposure for such cost recoveries as the matter progresses.
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of March 31, 2015 and December 31, 2014, the Company recorded litigation and other claim-related accrued liabilities of $21 million and $21 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar amounts are in millions)
The information in Item 2 has been prepared pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q. Accordingly, this Item 2 includes only management’s narrative analysis of the results of operations and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2014 Form 10-K.
References to “we,” “us,” “our,” the “Company” or “Panhandle” shall mean Panhandle Eastern Pipe Line Company, LP and its subsidiaries.

RESULTS OF OPERATIONS
The following table illustrates the results of operations of the Company:

	Three Months Ended March 31,
	2015	2014
OPERATING REVENUES:
Transportation and storage of natural gas	$149	$170
Other	6	9
Total operating revenues	155	179
OPERATING EXPENSES:
Cost of natural gas and other energy	2	1
Operating, maintenance and general	65	57
Depreciation and amortization	35	31
Total operating expenses	102	89
OPERATING INCOME	53	90
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(13)	(18)
Equity in earnings (losses) of unconsolidated investments	4	(8)
Interest income — affiliates	—	5
Other, net	(1)	2
Total other expenses, net	(10)	(19)
INCOME BEFORE INCOME TAX EXPENSE	43	71
Income tax expense	12	106
NET INCOME (LOSS)	31	(35)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	6
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	$31	$(41)
Panhandle natural gas volumes transported (TBtu):
PEPL	167	179
Trunkline	202	203
Sea Robin	27	34
The following is a discussion of the significant items and variances impacting the Company’s net income during the periods presented above:

•
Operating Revenues. Operating revenues decreased for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to the impact of colder weather in the first quarter of 2014, which increased loan-related and firm reservation transportation revenues.

•
Operating Expenses. Operating expenses increased for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to increased operating expenses related to higher fuel costs of $2 million and a lower of cost or market adjustment to inventory of $2 million. The remaining increase relates to higher legal fees due to a $3 million legal reserve that was reversed during the first quarter of 2014.

•
Interest Expense, Net of Interest Capitalized. Interest expense decreased for the three months ended March 31, 2015 compared to the same period in the prior year due to the repayment of long-term debt during 2014.

•
Equity in Earnings (Losses) of Unconsolidated Affiliates. Equity in earnings (losses) of unconsolidated affiliates increased primarily due to the impact of Regency’s issuance of common units in connection with its acquisitions during the three months ended March 31, 2014. As a result, the Company recognized non-cash losses in 2014 based on the reduction of its proportionate ownership in Regency as the Company’s investment balance exceeded the fair value of the new units issued on a per-unit basis.

•
Interest Income - Affiliates. Interest income from affiliates decreased for the three months ended March 31, 2015 compared to the same period in the prior year due to the settlement of a note receivable from related party during 2014.

•
Income Taxes. The decrease in the effective tax rate for the three months ended March 31, 2015 was primarily due to the Lake Charles LNG Transaction in 2014. The Lake Charles LNG Transaction, which was treated as a sale for tax purposes, resulted in $80 million of incremental income tax expense in 2014.

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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Note 9 in this Quarterly Report on Form 10-Q and in Note 14 in the Company’s Form 10-K for the year ended December 31, 2014.
The Company is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites. As a result, the Company is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters. For information regarding these matters, see Note 9 in this Quarterly Report on Form 10-Q and Note 14 included in the Company’s Form 10-K for the year ended December 31, 2014.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on February 27, 2015.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	May 8, 2015	By:	/s/ Thomas E. Long
Thomas E. Long
Chief Financial Officer (duly authorized to sign on behalf of the registrant)