Form 10-Q
period 2015-06-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2015-08-07
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

FORM 10-Q

PANHANDLE EASTERN PIPE LINE COMPANY, LP

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Panhandle Eastern Pipe Line Company, LP and its subsidiaries (the “Company”) in periodic press releases and some oral statements of the Company’s officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “expect,” “continue,” “estimate,” “goal,” “forecast,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I — Item 1A. Risk Factors” in the Company’s Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 27, 2015.
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

ii

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$65	$32
Accounts receivable, net	40	58
Accounts receivable from related companies	54	128
Exchanges receivable	10	11
Inventories	106	119
Other current assets	13	13
Total current assets	288	361
Property, plant and equipment:
Plant in service	3,386	3,352
Construction work in progress	42	43
	3,428	3,395
Accumulated depreciation and amortization	(319)	(269)
Net property, plant and equipment	3,109	3,126
Investments in unconsolidated affiliates	1,404	1,443
Goodwill	1,152	1,152
Note receivable from related party	40	—
Advances to affiliates	40	—
Other non-current assets, net	116	109
Total assets	$6,149	$6,191

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2015	December 31, 2014
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$1	$1
Accounts payable and accrued liabilities	4	6
Accounts payable to related companies	29	38
Exchanges payable	91	114
Accrued interest	12	12
Customer advances and deposits	11	10
Other current liabilities	59	56
Total current liabilities	207	237
Long-term debt, less current maturities	1,178	1,189
Deferred income taxes	1,528	1,511
Advances from affiliates	—	51
Other non-current liabilities	284	278
Commitments and contingencies
Partners’ capital:
Partners’ capital	2,951	2,925
Accumulated other comprehensive income	1	—
Total partners’ capital	2,952	2,925
Total liabilities and partners’ capital	$6,149	$6,191

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
OPERATING REVENUES
Transportation and storage of natural gas	$123	$122	$272	$292
Other	5	6	11	15
Total operating revenues	128	128	283	307
OPERATING EXPENSES
Cost of natural gas and other energy	1	2	3	3
Operating, maintenance and general	61	60	126	117
Depreciation and amortization	35	32	70	63
Total operating expenses	97	94	199	183
OPERATING INCOME	31	34	84	124
OTHER INCOME (EXPENSE)
Interest expense, net of interest capitalized	(12)	(19)	(25)	(37)
Income (loss) from unconsolidated affiliates	(6)	6	(2)	(2)
Interest income from affiliates	1	7	1	12
Other, net	5	2	4	4
Total other expenses, net	(12)	(4)	(22)	(23)
INCOME BEFORE INCOME TAX EXPENSE	19	30	62	101
Income tax expense	25	14	37	120
NET INCOME (LOSS)	(6)	16	25	(19)
Less: Net income attributable to noncontrolling interest	—	—	—	6
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	$(6)	$16	$25	$(25)

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(6)	$16	$25	$(19)
Other comprehensive income (loss), net of tax:
Actuarial gain (loss) relating to postretirement benefit plans	—	—	1	(1)
	—	—	1	(1)
Comprehensive income (loss)	$(6)	$16	$26	$(20)

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2014	$2,925	$—	$2,925
Unit-based compensation expense	1	—	1
Other comprehensive income	—	1	1
Net income	25	—	25
Balance, June 30, 2015	$2,951	$1	$2,952

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$25	$(19)
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	70	63
Deferred income taxes	17	(198)
Amortization included in interest expense	(12)	(11)
Derivative valuation changes	—	7
Unit-based compensation expense	4	2
Losses from unconsolidated affiliates	2	2
Distributions of earnings received from unconsolidated affiliates	8	8
Cash flow changes in other assets and liabilities	3	(3)
Cash flow changes in operating assets and liabilities	(8)	262
Net cash flows provided by operating activities	109	113
INVESTING ACTIVITIES
Repayment of note receivable from related party	—	10
Note receivable issued to related party	(40)	—
Capital expenditures	(65)	(31)
Distributions in excess of earnings from unconsolidated affiliates	29	28
Other	—	(16)
Net cash flows used in investing activities	(76)	(9)
FINANCING ACTIVITIES
Distributions to partners	—	(89)
Net cash flows used in financing activities	—	(89)
Increase in cash and cash equivalents	33	15
Cash and cash equivalents, beginning of period	32	17
Cash and cash equivalents, end of period	$65	$32

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts are in millions)
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION
Organization
Panhandle Eastern Pipe Line Company, LP and its subsidiaries (the “Company”) are primarily engaged in the interstate transportation of natural gas from the Gulf of Mexico, south Texas and the Panhandle region of Texas and Oklahoma to major United States markets in the Midwest and Great Lakes regions and storage of natural gas and are subject to the rules and regulations of the FERC.  The Company’s subsidiaries are Trunkline Gas Company, LLC, Sea Robin Pipeline Company, LLC and PanGas Storage LLC.
The Company’s operations currently consist of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes regions, as well as owning underground storage capacity.
Southern Union Panhandle LLC, an indirect wholly-owned subsidiary of ETP, owns a 1% general partnership interest in PEPL and ETP indirectly owns a 99% limited partnership interest in PEPL.
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
Use of Estimates
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

2.	RELATED PARTY TRANSACTIONS
Accounts receivable from related companies reflected on the consolidated balance sheets primarily related to services provided to ETE, ETP and other affiliates. Accounts payable to related companies reflected on the consolidated balance sheets primarily related to payroll funding and various services provided by ETP and other affiliates.
The following table provides a summary of the related party activity included in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues	$4	$4	$9	$24
Operating, maintenance and general	12	12	24	24
Interest income — affiliates	1	7	1	12
Income (loss) from unconsolidated affiliates	(6)	6	(2)	(2)
The Company received $20 million and $4 million in cash distributions related to its investment in ETP during the six months ended June 30, 2015 and 2014, respectively. The Company also received $16 million and $30 million in distributions related to its investment in Regency during the six months ended June 30, 2015 and 2014, respectively.

3.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The Company’s investment in Regency consisted of 31.4 million Regency common units and 6.3 million Regency Class F units at December 31, 2014. Following the merger of ETP and Regency in April 2015, the Regency common units and Regency Class F units converted to 15.5 million ETP common units. The Company’s investment is accounted for in our consolidated financial statements using the equity method.
The following table presents aggregated selected income statement data for ETP (on a 100% basis for all periods presented):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$11,540	$14,088	$21,866	$27,115
Operating income	888	768	1,496	1,474
Net income	839	547	1,107	1,030
The Company has other equity method investments which were not, individually or in the aggregate, significant to our consolidated financial statements.

4.	INCOME TAXES
For the six months ended June 30, 2015, the statutory rate differed from the effective rate primarily due to statutory rate changes as a result of the merger of ETP and Regency in April 2015. The increase in the effective tax rate for the six months ended June 30, 2014 was primarily due to the Lake Charles LNG Transaction. The Lake Charles LNG Transaction, which was treated as a sale for tax purposes, resulted in $81 million of incremental income tax expense.
On July 23, 2015, the Company reached a final settlement with the Internal Revenue Service (IRS) with regards to the IRS examination of Southern Unions’ tax years 2004 through 2009. For the 2006 tax year, the IRS had challenged $545 million of the $690 million deferred gain associated with the like kind exchange involving certain assets of Southern Union’s distribution operations and gathering and processing operations. The terms of the settlement specify that the Company’s position with regards to the deferred gain on the like kind exchange was materially correct and as a result, the Company will receive refunds totaling approximately $6 million for periods under examination.

5.	DERIVATIVE ASSETS AND LIABILITIES
The Company is exposed to certain risks in its ongoing business operations.  The Company, from time to time, uses interest rate derivative contracts to manage interest rate risk associated with its long-term borrowings. The Company recognizes all derivative assets and liabilities at fair value on the consolidated balance sheets. The Company had no outstanding interest rate swap agreements as of June 30, 2015 or December 31, 2014.
The following table summarizes the location and amount (excluding income tax effects) of derivative instrument gains and losses reported in the Company’s consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Economic Hedges:
Interest rate contracts:
Increase in interest expense	$—	$4	$—	$7

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

6.	FAIR VALUE MEASURES
The Company did not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2015 or December 31, 2014. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to their short-term maturities. Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations at June 30, 2015 and December 31, 2014 was $1.22 billion and $1.24 billion, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities. The Company did not have any Level 3 instruments measured at fair value using significant unobservable inputs at June 30, 2015 or December 31, 2014 and there were no transfers between hierarchy levels.

7.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Sea Robin Rate Case
On December 2, 2013, Sea Robin filed a general NGA Section 4 rate case at the FERC as required by a previous rate case settlement. In the filing, Sea Robin seeks to increase its authorized rates to recover costs related to asset retirement obligations, depreciation, and return and taxes. A settlement was reached with the shippers and a stipulation and agreement was filed with the FERC on July 23, 2014. The settlement was certified to the FERC by the administrative law judge on October 7, 2014 and was approved by the FERC on June 26, 2015. As of June 30, 2015, Sea Robin had accrued refund provisions related to the settlement of $11 million, including interest.
PEPL Holdings Guarantee of Collection
The Company fully and unconditionally guaranteed (the “Panhandle Guarantee”) all of the payment obligations of Regency and Regency Energy Finance Corp. under their $600 million in aggregate principal amount of 4.50% senior notes due November 2023, until May 28, 2015, at which time ETP entered into a supplemental indenture relating to the senior notes pursuant to which it has agreed to become a co-obligor with respect to the payment obligations thereunder. Accordingly, pursuant to the terms of the senior notes, the Company’s obligations under the Panhandle Guarantee were released.
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
Environmental Remediation
The Company is responsible for environmental remediation at certain sites on its natural gas transmission systems for contamination resulting from the past use of lubricants containing PCBs in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas.  The Company has implemented a program to remediate such contamination.  The primary remaining remediation activity on the Company’s systems is associated with past use of paints containing PCBs or PCB impacts to equipment surfaces and to a building at one location. The PCB assessments are ongoing and the related estimated remediation costs are subject to further change. Other remediation typically involves the management of contaminated soils and may involve remediation of groundwater.  Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility.  The ultimate liability and total costs associated with these sites will depend upon many factors.  If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Company could potentially be held responsible for contamination caused by other parties.  In some instances, the Company may share liability associated with contamination with other potentially responsible parties.  The Company may also benefit from contractual indemnities that cover some or all of the cleanup costs.  These sites are generally managed in the normal course of business or operations.
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

	June 30, 2015	December 31, 2014
Current	$—	$1
Non-current	3	3
Total environmental liabilities	$3	$4
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
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of June 30, 2015 and December 31, 2014, the Company recorded litigation and other claim-related accrued liabilities of $21 million and $21 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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

RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2015	2014
OPERATING REVENUES
Transportation and storage of natural gas	$272	$292
Other	11	15
Total operating revenues	283	307
OPERATING EXPENSES
Cost of natural gas and other energy	3	3
Operating, maintenance and general	126	117
Depreciation and amortization	70	63
Total operating expenses	199	183
OPERATING INCOME	84	124
OTHER INCOME (EXPENSE)
Interest expense, net of interest capitalized	(25)	(37)
Losses from unconsolidated affiliates	(2)	(2)
Interest income from affiliates	1	12
Other, net	4	4
Total other expenses, net	(22)	(23)
INCOME BEFORE INCOME TAX EXPENSE	62	101
Income tax expense	37	120
NET INCOME (LOSS)	25	(19)
Less: Net income attributable to noncontrolling interest	—	6
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	$25	$(25)
Panhandle natural gas volumes transported (TBtu):
PEPL	308	322
Trunkline	356	366
Sea Robin	56	68
Operating Revenues. Operating revenues decreased for the six months ended June 30, 2015 compared to the same period in the prior year primarily due to the impact of colder weather in the first quarter of 2014, which increased loan-related and firm reservation transportation revenues.
Operating Expenses. Operating expenses increased for the six months ended June 30, 2015 compared to the same period in the prior year primarily due to $5 million in higher general expense projects due to timing differences and a variance in the number of projects year over year. The remaining increase relates to higher legal fees due to a $3 million legal reserve that was reversed during the first quarter of 2014.
Interest Expense, Net of Interest Capitalized. Interest expense, net of interest capitalized, decreased for the six months ended June 30, 2015 compared to the same period in the prior year due to the repayment of long-term debt during 2014.
Losses From Unconsolidated Affiliates. Losses from unconsolidated affiliates included the impact of a non-cash loss of $9 million during the three months ended June 30, 2015, which resulted from the conversion of the Regency common units and Regency Class F units owned by the Company into ETP common units and the corresponding reduction of the Company’s proportionate ownership as the Company’s investment balance exceeded the fair value of the new units issued on a per-unit basis.
Interest Income From Affiliates. Interest income from affiliates decreased for the six months ended June 30, 2015 compared to the same period in the prior year due to the settlement of a note receivable from related party during 2014.

Income Taxes. For the six months ended June 30, 2015, the statutory rate differed from the effective rate primarily due to statutory rate changes as a result of the merger of ETP and Regency in April 2015. The increase in the effective tax rate for the six months ended June 30, 2014 was primarily due to the Lake Charles LNG Transaction. The Lake Charles LNG Transaction, which was treated as a sale for tax purposes, resulted in $81 million of incremental income tax expense in 2014.
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Note 7 in this Quarterly Report on Form 10-Q and in Note 14 in the Company’s Form 10-K for the year ended December 31, 2014.
The Company is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites. As a result, the Company is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters. For information regarding these matters, see Note 7 in this Quarterly Report on Form 10-Q and Note 14 included in the Company’s Form 10-K for the year ended December 31, 2014.
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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	August 7, 2015	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Vice President and Controller (duly authorized to sign on behalf of the registrant)