Form 10-Q
period 2015-09-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2015-11-06
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-2921
PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Exact name of registrant as specified in its charter)

Delaware	44-0382470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8111 Westchester Drive, Suite 600, Dallas, Texas 75225
(Address of principle executive offices) (zip code)
(214) 981-0700
(Registrant’s telephone number, including area code)

3738 Oak Lawn Avenue, Dallas, Texas 75219
(Former address, if changed since last report)

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
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

Bcf	Billion cubic feet

Btu	British thermal units

ETE	Energy Transfer Equity, L.P.

ETP	Energy Transfer Partners, L.P., a subsidiary of ETE

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

Lake Charles LNG	Lake Charles LNG Company, LLC

LNG	Liquefied natural gas

OPEB Plans	Other postretirement employee benefit plans

PCBs	Polychlorinated biphenyls

PEPL	Panhandle Eastern Pipe Line Company, LP

PEPL Holdings	PEPL Holdings, LLC

Regency	Regency Energy Partners LP

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	United States Securities and Exchange Commission

Southern Union	Southern Union Company

Southwest Gas	Pan Gas Storage LLC

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC

ii

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$30	$32
Accounts receivable, net	41	58
Accounts receivable from related companies	120	128
Exchanges receivable	9	11
Inventories	99	119
Other current assets	15	13
Total current assets	314	361
Property, plant and equipment:
Plant in service	3,408	3,352
Construction work in progress	48	43
	3,456	3,395
Accumulated depreciation and amortization	(342)	(269)
Net property, plant and equipment	3,114	3,126
Investments in unconsolidated affiliates	15	1,443
Other non-current assets, net	127	109
Note receivable from related party	1,369	—
Goodwill	923	1,152
Total assets	$5,862	$6,191

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2015	December 31, 2014
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$1	$1
Accounts payable and accrued liabilities	4	6
Accounts payable to related companies	57	38
Exchanges payable	83	114
Accrued interest	24	12
Customer advances and deposits	9	10
Other current liabilities	60	56
Total current liabilities	238	237
Long-term debt, less current maturities	1,172	1,189
Deferred income taxes	722	1,511
Advances from affiliates	566	51
Other non-current liabilities	289	278
Commitments and contingencies
Partners’ capital:
Partners’ capital	2,874	2,925
Accumulated other comprehensive income	1	—
Total partners’ capital	2,875	2,925
Total liabilities and partners’ capital	$5,862	$6,191

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
OPERATING REVENUES
Transportation and storage of natural gas	$121	$125	$393	$417
Other	5	7	16	22
Total operating revenues	126	132	409	439
OPERATING EXPENSES
Cost of natural gas and other energy	1	1	4	4
Operating and maintenance expense	56	55	159	151
General and administrative expense	12	12	35	33
Depreciation and amortization	31	33	101	96
Total operating expenses	100	101	299	284
OPERATING INCOME	26	31	110	155
OTHER INCOME (EXPENSE)
Interest expense, net	(13)	(15)	(38)	(52)
Income from unconsolidated affiliates	28	9	26	7
Interest income — affiliates	6	5	7	17
Other, net	1	1	5	5
Total other expenses, net	22	—	—	(23)
INCOME BEFORE INCOME TAX EXPENSE	48	31	110	132
Income tax expense (benefit)	(28)	8	9	128
NET INCOME	76	23	101	4
Less: Net income attributable to noncontrolling interest	—	—	—	6
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	$76	$23	$101	$(2)

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$76	$23	$101	$4
Other comprehensive income (loss), net of tax:
Actuarial gain (loss) relating to postretirement benefit plans	—	—	1	(1)
	—	—	1	(1)
Comprehensive income	$76	$23	$102	$3

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2014	$2,925	$—	$2,925
Distributions to partners	(125)	—	(125)
Unit-based compensation expense	2	—	2
Other comprehensive income	—	1	1
Contribution to SUG Holding	(29)	—	(29)
Net income	101	—	101
Balance, September 30, 2015	$2,874	$1	$2,875

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$101	$4
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	101	96
Deferred income taxes	22	(238)
Amortization included in interest expense	(17)	(16)
Derivative valuation changes	—	(12)
Unit-based compensation expense	5	4
(Income) loss from unconsolidated affiliates	(26)	(7)
Distributions of earnings received from unconsolidated affiliates	9	18
Cash flow changes in other assets and liabilities	5	(5)
Cash flow changes in operating assets and liabilities	(23)	336
Net cash flows provided by operating activities	177	180
INVESTING ACTIVITIES
Capital expenditures	(99)	(70)
Distributions in excess of earnings from unconsolidated affiliates	45	36
Repayment of note receivable from related party	40	10
Note receivable issued to related party	(40)	—
Other	—	(16)
Net cash flows used in investing activities	(54)	(40)
FINANCING ACTIVITIES
Distributions to partners	(125)	(102)
Net cash flows used in financing activities	(125)	(102)
Net change in cash and cash equivalents	(2)	38
Cash and cash equivalents, beginning of period	32	17
Cash and cash equivalents, end of period	$30	$55

NON-CASH INVESTING ACTIVITIES
Note receivable issued in exchange for investment	$1,369	$—

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts are in millions)
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION
Organization
Panhandle Eastern Pipe Line Company, LP (“PEPL”) and its subsidiaries (the “Company”) are primarily engaged in interstate pipelines that transport natural gas from the Gulf of Mexico, south Texas and the panhandle region of Texas and Oklahoma to major United States markets in the Midwest and Great Lakes regions and storage of natural gas and are subject to the rules and regulations of the FERC.  The Company’s subsidiaries are Trunkline Gas Company, LLC, Sea Robin Pipeline Company, LLC and PanGas Storage LLC.
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
Accounts receivable from related companies reflected on the consolidated balance sheets primarily related to services provided to ETE, ETP and other affiliates. Accounts payable to related companies reflected on the consolidated balance sheets related to various services provided by ETP and other affiliates.
The following table provides a summary of the related party activity included in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenues	$4	$4	$13	$28
Operating and maintenance	4	4	12	12
General and administrative	8	9	24	25
Interest income — affiliates	6	5	7	17
Income from unconsolidated affiliates	28	9	26	7
The Company received $39 million and $6 million in cash distributions related to its investment in ETP during the nine months ended September 30, 2015 and 2014, respectively. The Company also received $16 million and $45 million in distributions related to its investment in Regency during the nine months ended September 30, 2015 and 2014, respectively. The Company paid $125 million in distributions to a subsidiary of ETP during the nine months ended September 30, 2015.

3.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The Company’s investment in Regency consisted of 31.4 million Regency common units and 6.3 million Regency Class F units at December 31, 2014. In connection with the merger of ETP and Regency in April 2015, the Regency common units and Regency Class F units converted to 15.5 million ETP common units. The Company’s investment was accounted for using the equity method. Effective September 1, 2015, the Company exchanged these ETP common units, along with ETP common units that had been received in a previous transaction, for a note receivable from a subsidiary of ETP in the amount of $1.37 billion. The note receivable accrues interest annually at 4.75% and is due on September 1, 2035. In connection with this transaction, the Company also recorded a reduction in goodwill of $229 million and net deferred tax liabilities of $825 million, which amounts were associated with the exchanged ETP common units as a result of previous transactions whereby the Company had acquired ETP common units (and previously, Regency common units and Class F units) in exchange for other assets.
The following table presents aggregated selected income statement data for ETP (on a 100% basis for all periods presented):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$6,601	$14,933	$28,467	$42,048
Operating income	576	810	2,072	2,284
Net income	393	514	1,500	1,544
The Company has other equity method investments which were not, individually or in the aggregate, significant to our consolidated financial statements.

4.	INCOME TAXES
For the nine months ended September 30, 2015, the statutory rate differed from the effective rate primarily due to $14 million of net state tax benefit attributable to statutory rate changes resulting from the merger of ETP and Regency in April 2015 and the non-taxable transfer of ETP common units to an affiliate in September 2015. Additionally, the Company recognized a net tax benefit of $7 million related to the settlement of the Southern Union 2004-2009 Internal Revenue Service (“IRS”) examination in July 2015. The effective tax rate exceeded the statutory rate for the nine months ended September 30, 2014 primarily due to the Lake Charles LNG Transaction. The Lake Charles LNG Transaction, which was treated as a sale for tax purposes, resulted in $81 million of incremental income tax expense.

5.	DERIVATIVE ASSETS AND LIABILITIES
The Company is exposed to certain risks in its ongoing business operations.  The Company, from time to time, uses interest rate derivative contracts to manage interest rate risk associated with its long-term borrowings. The Company recognizes all derivative assets and liabilities at fair value on the consolidated balance sheets. The Company had no outstanding interest rate swap agreements as of September 30, 2015 or December 31, 2014.
The following table summarizes the location and amount (excluding income tax effects) of derivative instrument (gains) and losses reported in the Company’s consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest rate contracts:
Increase (decrease) in interest expense	$—	$(13)	$—	$(6)
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
The Company did not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2015 or December 31, 2014. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to their short-term maturities. Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations at September 30, 2015 and December 31, 2014 was $1.20 billion and $1.24 billion, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities. The Company did not have any Level 3 instruments measured at fair value at September 30, 2015 or December 31, 2014, and there were no transfers between hierarchy levels.

7.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Sea Robin Rate Case
On December 2, 2013, Sea Robin filed a general NGA Section 4 rate case at the FERC as required by a previous rate case settlement. In the filing, Sea Robin seeks to increase its authorized rates to recover costs related to asset retirement obligations, depreciation, and return and taxes. A settlement was reached with the shippers and a stipulation and agreement was filed with the FERC on July 23, 2014. The settlement was certified to the FERC by the administrative law judge on October 7, 2014 and was approved by the FERC on June 26, 2015. In September 2015, related to the final settlement, Sea Robin made refunds to customers totaling $11 million, including interest.
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

	September 30, 2015	December 31, 2014
Current	$1	$1
Non-current	3	3
Total environmental liabilities	$4	$4
Litigation and Other Claims
The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business.
Attorney General of the Commonwealth of Massachusetts v. New England Gas Company
On July 7, 2011, the Massachusetts Attorney General (“AG”) filed a regulatory complaint with the Massachusetts Department of Public Utilities (“MDPU”) against New England Gas Company with respect to certain environmental cost recoveries.  The AG is seeking a refund to New England Gas Company customers for alleged “excessive and imprudently incurred costs” related to legal fees associated with Southern Union’s environmental response activities.  In the complaint, the AG requests that the MDPU initiate an investigation into the New England Gas Company’s collection and reconciliation of recoverable environmental costs including:  (i) the prudence of any and all legal fees, totaling $19 million, that were charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005, the year when a partner in the firm, the Southern Union former Vice Chairman, President and Chief Operating Officer, joined Southern Union’s management team; (ii) the prudence of any and all legal fees that were charged by the Bishop, London & Dodds firm and passed through the recovery mechanism since 2005, the period during which a member of the firm served as Southern Union’s Chief Ethics Officer; and (iii) the propriety and allocation of certain legal fees charged that were passed through the recovery mechanism that the AG contends only qualify for a lesser, 50%, level of recovery.  Southern Union has filed its answer denying the allegations and moved to dismiss the complaint, in part on a theory of collateral estoppel.  The hearing officer has deferred consideration of Southern Union’s motion to dismiss.  The AG’s motion to be reimbursed expert and consultant costs by Southern Union of up to $150,000 was granted. By tariff, these costs are recoverable through rates charged to New England Gas Company customers. The hearing officer previously stayed discovery pending resolution of a dispute concerning the applicability of attorney-client privilege to legal billing invoices. The MDPU issued an interlocutory order on June 24, 2013 that lifted the stay, and discovery has resumed. The Company (as successor to Southern Union) believes it has complied with all applicable requirements regarding its filings for cost recovery and has not recorded any accrued liability; however, the Company will continue to assess its potential exposure for such cost recoveries as the matter progresses.
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of September 30, 2015 and December 31, 2014, the Company has litigation and other claim-related accrued liabilities of $21 million. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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

RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	2015	2014
OPERATING REVENUES
Transportation and storage of natural gas	$393	$417
Other	16	22
Total operating revenues	409	439
OPERATING EXPENSES
Cost of natural gas and other energy	4	4
Operating and maintenance expense	159	151
General and administrative expense	35	33
Depreciation and amortization	101	96
Total operating expenses	299	284
OPERATING INCOME	110	155
OTHER INCOME (EXPENSE)
Interest expense, net	(38)	(52)
Income from unconsolidated affiliates	26	7
Interest income — affiliates	7	17
Other, net	5	5
Total other expenses, net	—	(23)
INCOME BEFORE INCOME TAX EXPENSE	110	132
Income tax expense	9	128
NET INCOME	101	4
Less: Net income attributable to noncontrolling interest	—	6
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	$101	$(2)
Panhandle natural gas volumes transported (TBtu):
PEPL	450	458
Trunkline	501	518
Sea Robin	86	103
Operating Revenues. Operating revenues decreased for the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to the impact of colder weather in the first quarter of 2014, which increased gas parking service related and firm reservation transportation revenues. Additionally, transportation revenues for the nine months ended September 30, 2015 decreased $7 million due to a managed contract roll off to facilitate the transfer of one of the pipelines at Trunkline that was taken out of service in advance of being repurposed from natural gas service to crude oil service.
Operating and Maintenance Expenses. Operating and maintenance expenses increased for the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to $5 million higher employee and fuel expenses as well as higher legal fees due to a reversal of a $3 million legal reserve during the first quarter of 2014.
Interest Expense, Net. Interest expense, net decreased for the nine months ended September 30, 2015 compared to the same period in the prior year due to the repayment of long-term debt during 2014.
Income from Unconsolidated Affiliates. Income from unconsolidated affiliates increased for the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to a $25 million non-cash gain recorded during the nine months ended September 30, 2015, partially offset by a $9 million non-cash loss due to the conversion of the Regency common units and Regency Class F units owned by the Company into ETP common units and the corresponding reduction of the Company’s proportionate ownership in ETP compared to Regency.

Interest Income - Affiliates. Interest income from affiliates decreased for the nine months ended September 30, 2015 compared to the same period in the prior year due to the settlement of a note receivable from related party during 2014.
Income Taxes. For the nine months ended September 30, 2015, the statutory rate differed from the effective rate primarily due to statutory rate changes as a result of the merger of ETP and Regency in April 2015. The effective tax rate exceeded the statutory tax rate for the nine months ended September 30, 2014 primarily due to the Lake Charles LNG Transaction. The Lake Charles LNG Transaction, which was treated as a sale for tax purposes, resulted in $81 million of incremental income tax expense in 2014.
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	November 6, 2015	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Vice President and Controller (duly authorized to sign on behalf of the registrant)