Form 10-K
period 2015-12-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2016-02-26
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Panhandle Eastern Pipe Line Company LP, and its subsidiaries (“PEPL” or the “Company”) in periodic press releases and some oral statements of Panhandle officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, estimated or expressed, forecasted, projected or expected in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I – Item 1A. Risk Factors” included in this annual report.
Definitions
The abbreviations, acronyms and industry terminology used in this annual report on Form 10-K are defined as follows:

/d	per day

ARO	Asset retirement obligation

Bcf	Billion cubic feet

Btu	British thermal units

Citrus	Citrus, LLC

EPA	United States Environmental Protection Agency

La Grange	La Grange Acquisition, L.P., a wholly-owned subsidiary of ETP, which conducts business under the assumed named of Energy Transfer Company

ETE	Energy Transfer Equity, L.P.

ETP	Energy Transfer Partners, L.P., a subsidiary of ETE

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

Lake Charles LNG	Lake Charles LNG Company, LLC

LIBOR	London Interbank Offered Rate

LNG	Liquefied natural gas

MGE	Missouri Gas Energy

NEG	New England Gas Company

NGL	Natural gas liquids

OPEB plans	Other postretirement employee benefit plans

PCBs	Polychlorinated biphenyls

PEPL	Panhandle Eastern Pipe Line Company, LP

PEPL Holdings	PEPL Holdings, LLC

PRPs	Potentially responsible parties

Regency	Regency Energy Partners LP, a subsidiary of ETE

ii

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	United States Securities and Exchange Commission

Southern Union	Southern Union Company

Southwest Gas	Pan Gas Storage, LLC (d.b.a. Southwest Gas)

SUGS	Southern Union Gas Services

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC

iii

PART I
ITEM 1.  BUSINESS
Overview
Panhandle Eastern Pipe Line Company, LP and its subsidiaries are primarily engaged in interstate pipelines that transport natural gas from the Gulf of Mexico, south Texas and the panhandle region of Texas and Oklahoma to major United States markets in the Midwest and Great Lakes regions and storage of natural gas and are subject to the rules and regulations of the FERC. The Company’s subsidiaries are Trunkline Gas Company, LLC (“Trunkline”), Sea Robin Pipeline Company, LLC (“Sea Robin”) and Pan Gas Storage LLC (“Southwest Gas”).
Southern Union Panhandle LLC, an indirect wholly-owned subsidiary of ETP, owns a 1% general partnership interest in PEPL and ETP indirectly owns a 99% limited partnership interest in PEPL.
Asset Overview
The Company owns and operates a large natural gas open-access interstate pipeline network.  The pipeline network, consisting of the PEPL, Trunkline and Sea Robin transmission systems, serves customers in the Midwest, Gulf Coast and Midcontinent United States with a comprehensive array of transportation and storage services.  The Company’s transmission system consists of four large diameter pipelines extending approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through Missouri, Illinois, Indiana, Ohio and into Michigan.  As of December 31, 2015, Trunkline’s transmission system consists of one large diameter pipeline extending approximately 1,400 miles from the Gulf Coast area of Texas and Louisiana through Arkansas, Mississippi, Tennessee, Kentucky, Illinois, Indiana and to Michigan. During 2015, an additional 45 miles of 24” pipeline and 636 miles of 30” pipeline formerly in gas service by Trunkline were taken out of service in advance of being repurposed from natural gas service to crude oil service, coinciding with the transfer of the assets to a related company. Sea Robin’s transmission system consists of two offshore Louisiana natural gas supply systems extending approximately 120 miles into the Gulf of Mexico.  The Company has five natural gas storage fields located in Illinois, Kansas, Louisiana, Michigan and Oklahoma.  Southwest Gas operates four of these fields and Trunkline operates one.
The Company earns most of its revenue by entering into firm transportation and storage contracts, providing capacity for customers to transport and store natural gas in its facilities.  The Company provides firm transportation services under contractual arrangements to local distribution company customers and their affiliates, natural gas marketers, producers, other pipelines, electric power generators and a variety of end-users.  The Company’s pipelines offer both firm and interruptible transportation to customers on a short-term and long-term basis.  Demand for natural gas transmission on the Company’s pipeline systems peaks during the winter months, with the highest throughput and a higher portion of annual total operating revenues occurring during the first and fourth calendar quarters.  Average reservation revenue rates realized by the Company are dependent on certain factors, including but not limited to rate regulation, customer demand for capacity, and capacity sold for a given period and, to an extent, utilization of capacity.  Commodity or utilization revenues, which are more variable in nature, are dependent upon a number of factors including weather, storage and pipeline capacity availability levels, and customer demand for firm and interruptible services, including parking services.  The majority of PEPL’s revenues are related to firm capacity reservation charges, of which reservation charges accounted for 90% of total revenues in 2015.
The following table provides a summary of pipeline transportation (including deliveries made throughout the Company’s pipeline network) in TBtu:

	Years Ended December 31,
	2015	2014
PEPL transportation	607	611
Trunkline transportation	633	694
Sea Robin transportation	113	130

The following table provides a summary of certain statistical information associated with the Company at December 31, 2015:

Approximate Miles of Pipelines
PEPL	6,000
Trunkline	2,000
Sea Robin	1,000
Peak Day Delivery Capacity (Bcf/d)
PEPL	2.8
Trunkline	0.9
Sea Robin	2.0
Underground Storage Capacity-Owned (Bcf)	68.1
Underground Storage Capacity-Leased (Bcf)	28.8
Approximate Number of Transportation Customers	500
Weighted Average Remaining Life in Years of Firm Transportation Contracts (1)
PEPL	4.2
Trunkline	8.1
Sea Robin (2)	N/A
Weighted Average Remaining Life in Years of Firm Storage Contracts (1)
PEPL	7.1
Trunkline	4.9

(1)	Weighted by firm capacity volumes.

(2)	Sea Robin’s contracts are primarily interruptible, with only four firm contracts in place.
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
For additional information regarding the Company’s regulation and rates, see “Item 1. Business – Environmental”, “Item 1A.  Risk Factors.”
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
Environmental
The Company is subject to federal, state and local laws and regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters.  These laws and regulations require the Company to conduct its operations in a specified manner and to obtain and comply with a wide variety of environmental regulations, licenses, permits, inspections and other approvals.  Failure to comply with environmental requirements may expose the Company to significant fines, penalties and/or interruptions in operations.  The Company’s environmental policies and procedures are designed to achieve compliance with such laws and regulations.  These evolving laws and regulations and claims for damages to property, employees, other persons and the environment resulting from current or past operations may result in significant expenditures and liabilities in the future.  The Company engages in a process of updating and revising its procedures for the ongoing evaluation of its operations to identify potential environmental exposures and enhance compliance with regulatory requirements.  For additional information concerning the impact of environmental regulation on the Company, see “Item 1A. Risk Factors” and Note 11 to our consolidated financial statements.
Employees
At January 29, 2016, the Company had 552 employees.  Of these employees, 210 were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International AFL-CIO, CLC.  The current union contract expires on May 29, 2016.
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
The Company has a significant amount of debt outstanding.  As of December 31, 2015, debt on the consolidated balance sheets totaled $1.17 billion.
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
The Company may actively pursue acquisitions in the energy industry to complement and diversify its existing businesses. As part of its growth strategy, PEPL may:

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
Our information technology infrastructure is critical to the efficient operation of our business and essential to our ability to perform day-to-day operations. Breaches in our information technology infrastructure or physical facilities, or other disruptions, could result in damage to our assets, safety incidents, damage to the environment, potential liability or the loss of contracts, and have a material adverse effect on our operations, financial position and results of operations.

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
Compliance with these requirements can be costly and burdensome. In addition, we cannot guarantee that the FERC will authorize tariff changes and other activities we might propose and do so in a timely manner and free from potentially burdensome conditions. Future changes to laws, regulations, policies and interpretations thereof in these and other applicable areas may impair our access to capital markets or may impair the ability of our interstate pipelines to compete for business, may impair their ability to recover costs or may increase the cost and burden of operation.

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
As of December 31, 2015, our consolidated balance sheet reflected $923 million of goodwill. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization.
The Company’s business could be affected adversely by union disputes and strikes or work stoppages by its unionized employees.
As of January 29, 2016, 210 of the Company’s 552 employees were represented by collective bargaining units under collective bargaining agreements.  Any future work stoppage could, depending on the affected operations and the length of the work stoppage, have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
The adoption of climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the services we provide.
The EPA has determined that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted rules under the Clean Air Act that, among other things, establish PSD construction and Title V operating permit reviews for greenhouse gas emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting greenhouse gases and meeting “best available control technology” standards for those greenhouse gas emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of greenhouse gas emissions from specified onshore and offshore production facilities and onshore processing, transmission and storage facilities in the United States, which includes certain of our operations. More recently, on October 22, 2015, the EPA published a final rule that expands the petroleum and natural gas system sources for which annual greenhouse gas emissions reporting is currently required to include greenhouse gas emissions reporting beginning in the 2016 reporting year for certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and process equipment used to perform natural gas compression, dehydration and acid gas removal. While Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of adopted legislation. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing greenhouse gas emissions by means of cap and trade programs. The adoption of any legislation or regulations that requires reporting of greenhouse gases or otherwise restricts emissions of greenhouse gases from our equipment and operations could require us to incur significant added costs to reduce emissions of greenhouse gases or could adversely affect demand for the natural gas and NGLs we gather and process or fractionate.
Additional deepwater drilling laws and regulations, delays in the processing and approval of drilling permits and exploration, development, oil spill-response and decommissioning plans, and other related developments may have a material adverse effect on our business, financial condition, or results of operations.
In response to the Deepwater Horizon incident and resulting oil spill in the United States Gulf of Mexico in 2010, the federal Bureau of Ocean Energy Management (“BOEM”) and the federal Bureau of Safety and Environmental Enforcement (“BSEE”), each agencies of the U.S. Department of the Interior, have imposed more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. Compliance with these more stringent regulatory restrictions together with any uncertainties or inconsistencies in current decisions and rulings by governmental agencies, delays in the processing and approval of drilling permits or exploration, development, oil spill-response and decommissioning plans, and possible additional regulatory initiatives could adversely affect or delay new drilling and ongoing development efforts. In addition, new regulatory initiatives may be adopted or enforced by the BOEM and/or the BSEE in the future that could result in additional delays, restrictions, or obligations with respect to oil and natural-gas exploration and production operations conducted offshore by certain of our customers. For example, in September 2015, the BOEM issued draft guidance that would bolster supplemental bonding procedures for the decommissioning of offshore wells, platforms, pipelines, and other facilities. The BOEM is expected to issue the draft guidance in the form of a final Notice to Lessees and Operators by no later than mid-2016. These recent or any new rules, regulations, or legal initiatives could delay or disrupt our customers operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding and costs, limit activities in certain areas, or cause our customers’ to incur penalties, or shut-in production or lease cancellation. Also, if material spill events similar to the Deepwater Horizon incident were to occur in the future, the United States or other countries could elect to again issue directives to temporarily cease drilling activities offshore and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and gas exploration and development. The overall costs imposed on our customers to implement and complete any such spill response activities or any decommissioning obligations could exceed estimated accruals, insurance limits, or supplemental bonding amounts, which could result in the incurrence of additional costs to complete. We cannot predict with any certainty the full impact of any new laws or regulations on our customers’ drilling operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations. The occurrence of any one or more of these developments could result in decreased demand for our services, which could have a material adverse effect on our business as well as our financial position, results of operation and liquidity.
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
ITEM 3. LEGAL PROCEEDINGS
The Company and certain of its affiliates are occasionally parties to lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing.  The Company and its affiliates are also subject to various federal, state and local laws and regulations relating to the environment, as described in “Item 1. Business – Regulation.” Several of these companies have been named parties to various actions involving environmental issues.  Based on the Company’s current knowledge and subject to future legal and factual developments, the Company’s management believes that it is unlikely that these actions, individually or in the aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows.  For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other legal matters, reference is made to Note 11 to our consolidated financial statements. Also see “Item 1A. Risk Factors.”
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
Recent Developments
Regency Merger
In April 2015, ETP completed its acquisition of Regency. Under the terms of the definitive merger agreement, holders of Regency common units received 0.4066 ETP Common Units for each Regency common unit. Regency unitholders also received at closing an additional $0.32 per common unit in the form of ETP Common Units (based on the price for ETP Common Units prior to the merger closing). The Regency common units and Regency Class F units converted to 15.5 million ETP common units. The Company’s investment was accounted for in our consolidated financial statements using the equity method.
Investment in ETP
Effective September 1, 2015, the Company exchanged its investment in the ETP common units received during the Regency transaction, along with ETP common units that had been received in a previous transaction, for a note receivable from a subsidiary of ETP in the amount of $1.37 billion.

Results of Operations

	Years Ended December 31,
	2015	2014
OPERATING REVENUES:
Transportation and storage of natural gas	$528	$555
Other	20	26
Total operating revenues (1)	548	581
OPERATING EXPENSES:
Cost of natural gas and other energy	4	3
Operating and maintenance	216	209
General and administrative	42	46
Depreciation and amortization	133	130
Total operating expenses	395	388
OPERATING INCOME	153	193
OTHER INCOME (EXPENSE):
Interest expense, net	(50)	(66)
Equity in earnings (losses) of unconsolidated affiliates	26	(12)
Interest income - affiliates	23	23
Other, net	5	5
Total other expenses, net	4	(50)
INCOME BEFORE INCOME TAX EXPENSE	157	143
Income tax expense	32	146
NET INCOME (LOSS)	125	(3)
less: Net income attributable to noncontrolling interest	—	6
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	$125	$(9)
Natural gas volumes transported (TBtu): (2)
PEPL	607	611
Trunkline	633	694
Sea Robin	113	130

(1)	Reservation revenues comprised 90% and 83% of total operating revenues for the years ended December 31, 2015 and 2014, respectively.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.
The following is a discussion of the significant items and variances impacting the Company’s net income during the periods presented above:

•
Operating Revenues. Operating revenues decreased for the year ended December 31, 2015 compared to the prior year primarily due to the impact of colder weather in the first quarter of 2014, which increased gas parking service related and firm reservation transportation revenue. Additionally, transportation revenues decreased $15 million due to a managed contract roll off to facilitate the transfer of one of the pipelines at Trunkline that was taken out of service in advance of being repurposed from natural gas service to crude oil service.

•
Operating Expenses. Operating expenses increased for the year ended December 31, 2015 compared to the prior year primarily due to an increase of $4 million in employee costs as well as an increase in legal fees due to a reversal of a $3 million legal reserve during the first quarter of 2014.

•
Interest Expense, Net of Interest Capitalized. Interest expense decreased for the year ended December 31, 2015 compared to the prior year due to the repayment of long-term debt, as well as losses on interest rate swaps that were recorded in interest rate expense in 2014. The Company settled a total of $275 million of interest rate swaps in 2014, and no interest rate swaps remained outstanding at or subsequent to December 31, 2014.

•
Equity in Earnings (Losses) of Unconsolidated Affiliates. Equity in earnings (losses) of unconsolidated affiliates primarily reflects the Company’s earnings related to its investments in ETP through September 1, 2015 (the date that the Company exchanged its investment in ETP common units) and Regency through May 1, 2015 (the date that ETP acquired Regency).  The loss for the year ended December 31,  2014 was primarily due to Regency’s recognition of a goodwill impairment, for which the Company recorded a non-cash loss based on its proportionate ownership in Regency

•
Income Taxes. The decrease in the effective rate for the year ended December 31, 2015 was primarily due to $14 million of net state tax benefit attributable to state statutory rate changes resulting from the merger of ETP and Regency in April 2015 and the non-taxable transfer of ETP common units to an affiliate in September 2015. The increase in the effective tax rate for the year ended December 31, 2014 was primarily due to the Lake Charles LNG Transaction, which was treated as a sale for tax purposes, resulting in $70 million of incremental income tax expense.

OTHER MATTERS
Environmental Matters
The Company is subject to federal, state and local laws and regulations relating to the protection of the environment.  These evolving laws and regulations may require expenditures over a long period of time to control environmental impacts.  The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures.  These procedures are designed to achieve compliance with such laws and regulations.  For additional information concerning the impact of environmental regulation on the Company, see Note 11 to our consolidated financial statements.
Contingencies and Regulatory Matters
See Note 11 to our consolidated financial statements.
Contractual Obligations
The following table summarizes the Company’s expected contractual obligations by payment due date as of December 31, 2015:

	Total	2016	2017	2018	2019	2020	2021 and thereafter
Operating leases (1)	$17	$3	$3	$3	$2	$3	$3
Total long-term debt (2) (3)	1,090	—	300	400	150	—	240
Interest payments on debt (4)	383	75	71	41	21	16	159
Natural gas purchases (5)	53	3	4	4	3	3	36
Firm capacity payments (6)	68	26	23	16	3	—	—
OPEB funding (7)	48	8	8	8	8	8	8
Total (8)	$1,659	$115	$409	$472	$187	$30	$446

(1)	Lease of various assets utilized for operations.

(2)
The Company is party to debt agreements containing certain covenants that, if not satisfied, would give rise to an event of default that would cause such debt to become immediately due and payable.  Such covenants require the Company to maintain a fixed charge coverage ratio, a leverage ratio and to meet certain ratios of earnings before depreciation, interest and taxes to cash interest expense.  At December 31, 2015, the Company was in compliance with all of its covenants.  See Note 6 to our consolidated financial statements.

(3)	The long-term debt cash obligations exclude $76 million of unamortized fair value adjustments as of December 31, 2015.

(4)	Interest payments on debt are based upon the applicable stated or variable interest rates as of December 31, 2015.

(5)	The Company has tariffs in effect for its utility service areas that provide for recovery of its purchased natural gas costs under defined methodologies.

(6)	Charges for third party storage capacity.

(7)	PEPL is committed to the funding levels of $8 million per year until modified by future rate proceedings, the timing of which is uncertain.

(8)	Excludes non-current deferred tax liability of $695 million due to uncertainty of the timing of future cash flows for such liabilities.

Inflation
The Company believes that inflation has caused, and may continue to cause, increases in certain operating expenses, and will continue to result in higher capital replacement and construction costs.  The Company continually reviews the adequacy of its rates in relation to such increasing cost of providing services, the inherent regulatory lag in adjusting its tariff rates and the rates it is actually able to charge in its markets.
Rate Matters
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
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date,” and deferred the effective date of ASU 2014-09, which is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact, if any, that adopting this new accounting standard will have on our revenue recognition policies.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which is intended to improve how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations are now required to classify all deferred tax assets and liabilities as noncurrent. We adopted the provisions of ASU 2015-17 upon issuance.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At December 31, 2015, the interest rate on 95% of the Company’s long-term debt was fixed with no outstanding interest rate swaps.
Commodity Price Risk
The Company is exposed to some commodity price risk with respect to natural gas used in operations by its interstate pipelines.  Specifically, the pipelines receive natural gas from customers for use in generating compression to move the customers’ natural gas.  Additionally, the pipelines may have to settle system imbalances when customers’ actual receipts and deliveries do not match.  When the amount of natural gas utilized in operations by the pipelines differs from the amount provided by customers, the pipelines may use natural gas from inventory or may have to buy or sell natural gas to cover these or other operational needs, resulting in commodity price risk exposure to the Company.  In addition, there is other indirect exposure to the extent commodity price changes affect customer demand for and utilization of transportation and storage services provided by the Company.  At December 31, 2015, there were no hedges in place with respect to natural gas price risk associated with the Company’s interstate pipeline operations.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2015.
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
Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth fees billed by Grant Thornton LLP for the audits of our annual financial statements and other services rendered:

	Years Ended December 31,
	2015	2014
Audit fees (1)	$565,000	$800,000
Audit related fees (2)	27,500	27,500
Total Fees	$592,500	$827,500

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

(2)	Includes fees in connection with the services organization control report on PEPL’s centralized data center.
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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: February 26, 2016	By: /s/ A. Troy Sturrock A. Troy Sturrock Vice President and Controller (duly authorized to sign on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Panhandle Pipe Line Company, LP, in the capacities and on the dates indicated:

	Signature	Title	Date

(i)	Principal executive officer:
	/s/ Kelcy L. Warren	Chief Executive Officer	February 26, 2016
Kelcy L. Warren

(ii)	Principal financial officer:
	/s/ Thomas E. Long	Chief Financial Officer	February 26, 2016
Thomas E. Long

(iii)	The Board of Directors of SUG Holding Company, Sole Member of Southern Union Panhandle, LLC, General Partner of Panhandle Eastern Pipe Line Company, L.P

	Signature	Title	Date
	/s/ Kelcy L. Warren	Chief Executive Officer and Director,	February 26, 2016
	Kelcy L. Warren	SUG Holding Company

	/s/ John W. McReynolds	Director, SUG Holding Company	February 26, 2016
John W. McReynolds

INDEX TO EXHIBITS
The exhibits listed on the following Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

Exhibit Number	Description

3(a)	Certificate of Formation of Panhandle Eastern Pipe Line Company, LP. (Filed as Exhibit 3.A to PEPL’s Form 10-K for the year ended December 31, 2004.)

3(b)
Limited Partnership Agreement of Panhandle Eastern Pipe Line Company, LP, dated as of June 29, 2004, between Southern Union Company and Southern Union Panhandle LLC.  (Filed as Exhibit 3.B to PEPL’s Form 10-K for the year ended December 31, 2004.)

3(c)	Amendment No. 1, dated January 10, 2014 to Agreement of Limited Partnership of Panhandle Eastern Pipe Line Company, LP (Filed as Exhibit 3.1 to PEPL’s Form 8-K filed on January 10, 2014.)

4(a)
Indenture dated as of March 29, 1999, among CMS Panhandle Holding Company, Panhandle Eastern Pipe Line Company and NBD Bank (the predecessor to Bank One Trust Company, National Association, J.P. Morgan Trust Company, National Association, The Bank of New York Trust Company, N.A. and The Bank of New York Mellon Trust Company, N.A.), as Trustee. (Filed as Exhibit 4(a) to PEPL’s Form 10-Q for the quarter ended March 31, 1999.)

4(b)
First Supplemental Indenture dated as of March 29, 1999, among CMS Panhandle Holding Company, Panhandle Eastern Pipe Line Company and NBD Bank (the predecessor to Bank One Trust Company, National Association, J.P. Morgan Trust Company, National Association, The Bank of New York Trust Company, N.A. and The Bank of New York Mellon Trust Company, N.A.), as Trustee, including a form of Guarantee by Panhandle Eastern Pipe Line Company of the obligations of CMS Panhandle Holding Company. (Filed as Exhibit 4(b) to PEPL’s Form 10-Q for the quarter ended March 31, 1999.)

4(c)
Second Supplemental Indenture dated as of March 27, 2000, between PEPL and Bank One Trust Company, National Association (succeeded to by The Bank of New York Mellon Trust Company, N.A., which changed its name to The Bank of New York Mellon Trust Company, N.A.), as Trustee. (Filed as Exhibit 4(e) to PEPL’s Form S-4 (File No. 333-39850) filed on June 22, 2000.)

4(d)
Third Supplemental Indenture dated as of August 18, 2003, between PEPL and Bank One Trust Company, National Association (succeeded to by The Bank of New York Mellon Trust Company, N.A., which changed its name to The Bank of New York Mellon Trust Company, N.A.), as Trustee. (Filed as Exhibit 4(d) to PEPL’s Form 10-Q for the quarter ended September 30, 2003.)

4(e)
Fourth Supplemental Indenture dated as of March 12, 2004, between PEPL and J.P. Morgan Trust Company, National Association (succeeded to by The Bank of New York Mellon Trust Company, N.A., which changed its name to The Bank of New York Mellon Trust Company, N.A.), as Trustee.  (Filed as Exhibit 4.E to PEPL’s Form 10-K for the year ended December 31, 2004.)

4(f)
Fifth Supplemental Indenture dated as of October 26, 2007, between PEPL and The Bank of New York Trust Company, N.A. (now known as The Bank of New York Mellon Trust Company, N.A.), as Trustee (Filed as Exhibit 4.1 to PEPL’s Form 8-K filed on October 29, 2007.)

4(g)
Form of Sixth Supplemental Indenture, dated as of June 12, 2008, between PEPL and The Bank of New York Trust Company, N.A. (now known as The Bank of New York Mellon Trust Company, N.A.), as Trustee (Filed as Exhibit 4.1 to PEPL’s Form 8-K filed on June 11, 2008.)

10(a)
Credit Agreement between Trunkline LNG Holdings, LLC, as borrower, Panhandle Eastern Pipeline Company, LP and Trunkline LNG Company, LLC, as guarantors, the financial institutions listed therein and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, dated as of February 23, 2012 (Filed as Exhibit 10(a) to PEPL’s Form 10-K for the year ended December 31, 2011.)

10(b)
Form of Seventh Supplemental Indenture, to be dated as of June 2, 2009, between PEPL and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 to PEPL’s Form 8-K filed on May 28, 2009.)

10(c)
Amended and Restated Credit Agreement between Trunkline LNG Holdings, LLC, as borrower, Panhandle Eastern Pipe Line Company, LP and CrossCountry Citrus, LLC, as guarantors, the financial institutions listed therein and Bayerische Hypo-Und Vereinsbank AG, New York Branch, as administrative agent, dated as of June 29, 2007 (Filed as Exhibit 10.1 to PEPL’s Form 8-K filed on July 6, 2007.)

E - 1

	Exhibit Number	Description
	10(d)
Amendment Number 1 to the Amended and Restated Credit Agreement between Trunkline LNG Holdings, LLC as borrower, Panhandle Eastern Pipe Line Company, LP and CrossCountry Citrus, LLC, as guarantors, the financial institutions listed therein and Bayerische Hypo-Und Vereinsbank AG, New York Branch, as administrative agent, dated as of June 13, 2008 (Filed as Exhibit 10(b) to PEPL’s Form 10-Q for the quarter ended June 30, 2008.)

	10(e)
Amended and Restated Promissory Note made by CrossCountry Citrus, LLC, as borrower, in favor of Trunkline LNG Holdings LLC, as holder, dated as of June 13, 2008 (Filed as Exhibit 10(d) to PEPL’s Form 10-Q for the quarter ended June 30, 2008.)

	10(f)
Transfer Agreement, dated February 19, 2014, by and between Energy Transfer Partners, L.P. and Panhandle Eastern Pipe Line Company, LP (Filed as Exhibit 10.1 to PEPL’s Form 8-K filed on February 19, 2014.)

*	12.1	Computation of Ratio of Earnings to Fixed Charges.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definitions Document

	101.LAB	XBRL Taxonomy Label Linkbase Document

	101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

E - 2

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Panhandle Eastern Pipe Line Company, LP and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers
Panhandle Eastern Pipe Line Company, LP
We have audited the accompanying consolidated balance sheets of Panhandle Eastern Pipe Line Company, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panhandle Eastern Pipe Line Company, LP and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas
February 26, 2016

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$3	$32
Accounts receivable, net	48	58
Accounts receivable from related companies	172	128
Exchanges receivable	5	11
Inventories	113	119
Other current assets	9	10
Total current assets	350	358

Property, plant and equipment	3,338	3,395
Accumulated depreciation	(286)	(269)
	3,052	3,126

Investments in unconsolidated affiliates	15	1,443
Other non-current assets, net	122	109
Advances to affiliates	258	—
Note receivable from related party	574	—
Goodwill	923	1,152
Total assets	$5,294	$6,188

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2015	2014
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$1	$1
Accounts payable and accrued liabilities	3	6
Accounts payable to related companies	99	38
Exchanges payable	94	114
Accrued interest	12	12
Customer advances and deposits	9	10
Other current liabilities	55	56
Total current liabilities	273	237

Long-term debt, less current maturities	1,165	1,189
Deferred income taxes	695	1,508
Advances from affiliates	—	51
Other non-current liabilities	222	278
Commitments and contingencies
Partners’ capital:
Partners’ capital	2,937	2,925
Accumulated other comprehensive income	2	—
Total partners’ capital	2,939	2,925
Total liabilities and partners’ capital	$5,294	$6,188

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Years Ended December 31,
	2015	2014	2013
OPERATING REVENUES:
Transportation and storage of natural gas	$528	$555	$576
LNG terminalling	—	—	216
Other	20	26	293
Total operating revenues	548	581	1,085
OPERATING EXPENSES:
Cost of natural gas and other energy	4	3	228
Operating and maintenance	216	209	248
General and administrative	42	46	113
Depreciation and amortization	133	130	189
Goodwill impairment	—	—	689
Total operating expenses	395	388	1,467
OPERATING INCOME (LOSS)	153	193	(382)
OTHER INCOME (EXPENSE):
Interest expense, net	(50)	(66)	(111)
Equity in earnings (losses) of unconsolidated affiliates	26	(12)	15
Interest income - affiliates	23	23	9
Other, net	5	5	(3)
Total other income (expense), net	4	(50)	(90)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	157	143	(472)
Income tax expense from continuing operations	32	146	98
INCOME (LOSS) FROM CONTINUING OPERATIONS	125	(3)	(570)
Income from discontinued operations	—	—	35
NET INCOME (LOSS)	125	(3)	(535)
less: Net income (loss) attributable to noncontrolling interest	—	6	(36)
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	$125	$(9)	$(499)

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$125	$(3)	$(535)
Other comprehensive income (loss), net of tax:
Change in fair value of commodity hedges	—	—	(3)
Reclassification of unrealized loss on commodity hedges into earnings	—	—	6
Actuarial gain (loss) relating to postretirement benefits, net of tax amounts of $0, $1, and ($15), respectively	2	(3)	25
	2	(3)	28
Comprehensive income (loss)	$127	$(6)	$(507)

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Dollars in millions)

	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2012	$4,050	$(9)	$(13)	$4,028
Dividends paid to Southern Union stockholders	—	—	(313)	(313)
Other comprehensive income (loss), net of tax	—	12	(1)	11
Sales of MGE and NEG, net of tax	—	—	12	12
SUGS Contribution	—	—	(135)	(135)
Net loss	(499)	—	(36)	(535)
Balance, December 31, 2013	3,551	3	(486)	3,068
Distribution to partners	(102)	—	—	(102)
Unit-based compensation expense	1	—	—	1
Other comprehensive loss, net of tax	—	(2)	—	(2)
Lake Charles LNG Transaction	(20)	—	(23)	(43)
Panhandle Merger	(502)	(1)	503	—
Other	6	—	—	6
Net income (loss)	(9)	—	6	(3)
Balance, December 31, 2014	2,925	—	—	2,925
Distribution to partners	(125)	—	—	(125)
Unit-based compensation expense	2	—	—	2
Other comprehensive income, net of tax	—	2	—	2
Contribution to SUG Holding	(28)	—	—	(28)
Other	38	—	—	38
Net income	125	—	—	125
Balance, December 31, 2015	$2,937	$2	$—	$2,939

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$125	$(3)	$(535)
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	133	130	189
Goodwill impairment	—	—	689
Deferred income taxes	14	(139)	181
Amortization of deferred financing fees	(23)	(22)	(30)
Unrealized gain on derivatives	—	(25)	(52)
(Income) loss from unconsolidated affiliates	(26)	12	(15)
Distributions of earnings received from unconsolidated affiliates	9	6	15
Other non-cash	13	6	33
Changes in operating assets and liabilities	(69)	192	(159)
Net cash flows provided by operating activities	176	157	316
INVESTING ACTIVITIES:
Proceeds from SUGS Contribution	—	—	482
Proceeds from sale of MGE assets, net of transaction costs	—	—	1,008
Proceeds from affiliates	—	20	—
Capital expenditures	(128)	(109)	(250)
Distributions from unconsolidated affiliates in excess of cumulative earnings	46	65	39
Repayment of note receivable from related party	40	—	—
Note receivable issued to related party	(40)	—	—
Other	2	(16)	5
Net cash flows (used in) provided by investing activities	(80)	(40)	1,284
FINANCING ACTIVITIES:
Distributions to partners	(125)	(102)	(313)
Issuance of loans from affiliates	—	—	1,669
Repayments of loans from affiliates	—	—	(975)
Repayment of long-term debt	—	—	(1,795)
Net change in revolving credit facilities	—	—	(210)
Other	—	—	(8)
Net cash flows used in financing activities	(125)	(102)	(1,632)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(29)	15	(32)
CASH AND CASH EQUIVALENTS, beginning of period	32	17	49
CASH AND CASH EQUIVALENTS, end of period	$3	$32	$17

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts are in millions)

1.	OPERATIONS AND ORGANIZATION:
Panhandle Eastern Pipe Line Company, LP (“PEPL”) and its subsidiaries (the “Company”) are primarily engaged in interstate pipelines that transport natural gas from the Gulf of Mexico, south Texas and the panhandle region of Texas and Oklahoma to major United States markets in the Midwest and Great Lakes regions and storage of natural gas and are subject to the rules and regulations of the FERC. The Company’s subsidiaries are Trunkline Gas Company, LLC (“Trunkline”), Sea Robin Pipeline Company, LLC (“Sea Robin”) and Pan Gas Storage LLC (“Southwest Gas”).
Southern Union Panhandle LLC, an indirect wholly-owned subsidiary of ETP, owns a 1% general partnership interest in PEPL and ETP indirectly owns a 99% limited partnership interest in PEPL.
The Company’s consolidated results of operations for the year ended December 31, 2013 includes Southern Union’s former natural gas gathering and processing operations, which were contributed to an affiliate in 2013, and Southern Union’s former local distribution operations, which were sold in 2013 and were presented as discontinued operations.
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
The Company is subject to regulation by certain state and federal authorities. The Company has accounting policies which are in accordance with the accounting requirements and ratemaking practices of the regulatory authorities. The Company does not apply regulatory-based accounting policies, primarily due to the level of discounting from tariff rates and its inability to recover specific costs. If regulatory-based accounting policies were applied, certain transactions would be recorded differently, including, among others, recording of regulatory assets, the capitalization of an equity component of invested funds on regulated capital projects and depreciation differences. The Company periodically reviews its level of discounting and negotiated rate contracts, the length of rate moratoriums and other related factors to determine if the regulatory-based authoritative guidance should be applied.
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
New Accounting Pronouncements. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU 2014-09, which is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact, if any, that adopting this new accounting standard will have on our revenue recognition policies.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which is intended to improve how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations are now required to classify all deferred tax assets and liabilities as noncurrent. We adopted the provisions of ASU 2015-17 upon issuance and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2014, $3 million in current deferred tax assets were reclassified in the consolidated balance sheet from other current assets to deferred income taxes liability.
Cash and Cash Equivalents.  Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less. The Company places cash deposits and temporary cash investments with high credit quality financial institutions. At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.
Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Years Ended December 31,
	2015	2014	2013
Non-cash investing activities:
Contribution from affiliate	$—	$376	$—
Note receivable issued in exchange for investment in ETP	(1,369)	—	—
Settlement of affiliate liability	793	—	—
Supplemental cash flow information:
Accrued capital expenditures	$21	$15	$13
Cash paid for interest, net of interest capitalized	76	75	142
Cash received for interest on note receivable from affiliate	16	—	—
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
The following table presents the components of inventory:

	December 31,
	2015	2014
Natural gas (1)	$98	$105
Materials and supplies	15	14
	$113	$119

(1)	Natural gas volumes held for operations at December 31, 2015 and 2014 were 43.2 TBtu and 34.3 TBtu, respectively.
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
Fuel Tracker.  The fuel tracker is the cumulative balance of compressor fuel volumes owed to the Company by its customers or owed by the Company to its customers.  The customers, pursuant to each pipeline’s tariff and related contracts, provide all compressor fuel to the pipeline based on specified percentages of the customer’s natural gas volumes delivered into the pipeline.  The percentages are designed to match the actual natural gas consumed in moving the natural gas through the pipeline facilities, with any difference between the volumes provided versus volumes consumed reflected in the fuel tracker.  The tariff of Trunkline Gas, in conjunction with the customers’ contractual obligations, allows the Company to record an asset and direct bill customers for any fuel ultimately under-recovered.  The other FERC-regulated PEPL entities record an expense when fuel is under-recovered or record a credit to expense to the extent any under-recovered prior period balances are subsequently recouped as they do not have such explicit billing rights specified in their tariffs.  Liability accounts are maintained for net volumes of compressor fuel natural gas owed to customers collectively.  The pipelines’ fuel reimbursement is in-kind and non-discountable.
Property, Plant and Equipment.
The following table presents the components of property, plant and equipment:

		December 31,
	Lives in Years	2015	2014
Land and improvements		$8	$8
Buildings and improvements	6 – 22	340	340
Pipelines and equipment	5 – 46	2,387	2,353
Natural gas storage facilities	5 – 46	329	323
Vehicles	5	24	23
Right of way	36 – 40	23	23
Furniture and fixtures	5 – 12	34	33
Linepack		57	57
Other	2 – 19	99	192
Construction work in progress		37	43
Total property, plant and equipment		3,338	3,395
Accumulated depreciation and amortization		(286)	(269)
Net property, plant and equipment		$3,052	$3,126
Additions.  Ongoing additions of property, plant and equipment are stated at cost. The Company capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Such indirect construction costs primarily include capitalized interest costs and labor and related costs of departments associated with supporting construction activities.  The indirect capitalized labor and related costs are largely based upon results of periodic time studies or management reviews of time allocations, which provide an estimate of time spent supporting construction projects.  The cost of replacements and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs and replacements of minor property, plant and equipment items is charged to expense as incurred.
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
Goodwill.  Goodwill resulting from a purchase business combination is tested for impairment at the Company’s reporting unit level at least annually during the fourth quarter by applying a fair-value based test.  The annual impairment test is updated if events or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its book carrying value. During 2015, the Partnership voluntarily changed the date of the annual goodwill impairment testing to the first day of the fourth quarter. The Partnership believes this new date is preferable because it allows for more timely completion of the annual goodwill impairment test prior to the end of the annual financial reporting period. This change in accounting principle does not delay, accelerate or avoid any potential impairment loss, nor does the change have a cumulative effect on income from continuing operations, net income or loss, or net assets.  This change was not applied retrospectively, as doing so would require the use of significant estimates and assumptions that include hindsight. Accordingly, the Partnership applied the change in annual goodwill impairment testing date prospectively beginning October 1, 2015.

The Company did not record a goodwill impairment for the years ended December 31, 2015 and 2014. The Company’s annual goodwill impairment test for the year ended December 31, 2013 resulted in a $689 million goodwill impairment related to the Lake Charles LNG reporting unit.
Changes in the carrying amount of goodwill were as follows:

Total
Balance, December 31, 2013	$1,336
Lake Charles LNG Transaction	(184)
Balance, December 31, 2014	1,152
ETP common units exchange transaction	(229)
Balance, December 31, 2015	$923
Related Party Transactions. Related party expenses primarily include payments for services provided by ETE, ETP and other affiliates.  Other income includes interest income on a note receivable from a related party.
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
Other Current Liabilities. Accrued and other current liabilities consisted of the following:

	December 31,
	2015	2014
Accrued capital expenditures	$21	$15
Accrued property taxes	5	9
Other	29	32
Total other current liabilities	$55	$56
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

Revenues.  The Company’s revenues from transportation and storage of natural gas are based on capacity reservation charges and, to a lesser extent, commodity usage charges.  Reservation revenues are based on contracted rates and capacity reserved by the customers and are recognized monthly.  Revenues from commodity usage charges are also recognized monthly, based on the volumes received from or delivered for the customer, based on the tariff of that particular PEPL entity, with any differences in volumes received and delivered resulting in an imbalance.  Volume imbalances generally are settled in-kind with no impact on revenues, with the exception of Trunkline, which settles certain imbalances in cash pursuant to its tariff, and records gains and losses on such cashout sales as a component of revenue, to the extent not owed back to customers. Because PEPL is subject to FERC regulation, revenues collected during the pendency of a rate proceeding may be required by FERC to be refunded in the final order. PEPL establishes reserves for such potential refunds, as appropriate.
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
Amounts related to the allowance for doubtful accounts were not material as of and during the years ended December 31, 2015 and 2014.
The following table presents the relative contribution to the Company’s total operating revenue from continuing operations of each customer that comprised at least 10% of its operating revenues:

	Years Ended December 31,
	2015	2014	2013
Customer A(1)	—%	—%	10%
Customer B(2)	—	—	22
Customer C	11	11	6
Customer D	10	—	—
Other top 10 customers	28	40	20
Remaining customers	51	49	42
Total percentage	100%	100%	100%

(1)
SUGS, which was deconsolidated on April 30, 2013, had contracted to sell its entire owned or controlled output of NGL equity volumes to Customer A. Pricing for the NGL equity volumes sold to Customer A throughout the contract period was OPIS pricing based at Mont Belvieu, Texas delivery points.

(2)	Customer B is the sole customer of Lake Charles LNG, which was deconsolidated effective January 1, 2014.
Accumulated Other Comprehensive Income. The main components of accumulated other comprehensive income are a net actuarial gain and prior service costs on pension and other postretirement benefit plans at December 31, 2015.
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
The Company did not have any material assets or liabilities that are measured at fair value on a recurring basis at December 31, 2015 and 2014. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value.
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
As a limited partnership, the Company is treated as a disregarded entity for federal income tax purposes.  Accordingly, the Company and its subsidiaries are not treated as separate taxpayers; instead, their income is directly taxable to the Company’s parent. Under the Company’s tax sharing arrangement with its parent, the Company pays its share of taxes based on taxable income, which will generally equal the liability that the Company would have incurred as a separate taxpayer.
Commitments and Contingencies. The Company is subject to proceedings, lawsuits and other claims related to environmental and other matters. Accounting for contingencies requires significant judgment by management regarding the estimated probabilities and ranges of exposure to potential liability.

3.	MERGERS, DECONSOLIDATIONS AND RELATED TRANSACTIONS:
2015 Transactions
Regency Merger
In April 2015, ETP completed its acquisition of Regency. Under the terms of the definitive merger agreement, holders of Regency common units received 0.4066 ETP Common Units for each Regency common unit. Regency unitholders also received at closing an additional $0.32 per common unit in the form of ETP Common Units (based on the price for ETP Common Units prior to the merger closing). The Regency common units and Regency Class F units converted to 15.5 million ETP common units. The Company’s investment was accounted for in our consolidated financial statements using the equity method.
Investment in ETP
Effective September 1, 2015, the Company exchanged its investment in the ETP common units received during the Regency transaction, along with ETP common units that had been received in a previous transaction, for a note receivable from a subsidiary of ETP in the amount of $1.37 billion.
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
Lake Charles LNG Transaction
On February 19, 2014, PEPL transferred to ETP all of the interests in Lake Charles LNG, the entity that owns a LNG regasification facility in Lake Charles, Louisiana, in exchange for the cancellation of a $1.09 billion note payable to ETP that was assumed by the Company in the merger with Southern Union on January 10, 2014. Also on February 19, 2014, ETE and

ETP completed the transfer to ETE of Lake Charles LNG from ETP in exchange for the redemption by ETP of 18.7 million ETP common units held by ETE. The transaction was effective as of January 1, 2014, at which time PEPL deconsolidated Lake Charles LNG, including goodwill of $184 million and intangible assets of $50 million related to Lake Charles LNG. The results of Lake Charles LNG’s operations have not been presented as discontinued operations and Lake Charles LNG’s assets and liabilities have not been presented as held for sale in the Company’s consolidated financial statements due to the expected continuing involvement among the entities.
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
MGE and NEG have been classified as discontinued operations in the consolidated statements of operations.
Summarized financial information for MGE and NEG is as follows:

Year Ended December 31, 2013
Revenue from discontinued operations	$415
Net income of discontinued operations, excluding effect of taxes and overhead allocations	65
SUGS Contribution
On April 30, 2013, Southern Union completed its contribution to Regency of all of the issued and outstanding membership interest in Southern Union Gathering Company, LLC, and its subsidiaries, including SUGS (the “SUGS Contribution”). The general partner and IDRs of Regency are owned by ETE. The consideration paid by Regency in connection with this transaction consisted of (i) the issuance of 31.4 million Regency common units to Southern Union, (ii) the issuance of 6.3 million Regency Class F units to Southern Union, (iii) the distribution of $463 million in cash to Southern Union, net of closing adjustments, and (iv) the payment of $30 million in cash to a subsidiary of ETP. This transaction was between commonly controlled entities; therefore, the amounts recorded in the consolidated balance sheet for the investment in Regency and the related deferred tax liabilities were based on the historical book value of SUGS. In addition, PEPL Holdings provided a guarantee of collection with respect to the payment of the principal amounts of Regency’s debt related to the SUGS Contribution. The Regency Class F units had the same rights, terms and conditions as the Regency common units, except that the Company, as successor to Southern Union, did not receive distributions on the Regency Class F units.

4.	RELATED PARTY TRANSACTIONS:
Accounts receivable from related companies reflected on the consolidated balance sheets primarily related to services provided to ETE, ETP and other affiliates. Accounts payable to related companies and advance from affiliates reflected on the consolidated balance sheets related to various services provided by ETP and other affiliates.
The following tables provide a summary of related party activity included in our consolidated statements of operations:

	Years Ended December 31,
	2015	2014	2013
Operating revenues	$18	$33	$56
Cost of natural gas and other energy	—	—	17
Operating and maintenance	16	16	—
General and administrative	31	33	71
Interest expense, net	—	—	(31)
Interest income — affiliates	23	23	9
Income (loss) from unconsolidated affiliates	26	(12)	15

The following table provides a summary of distributions received from related parties:

	Years Ended December 31,
	2015	2014	2013
Distributions related to investment in:
ETP	$39	$9	$8
Regency	16	61	44

5.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
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
The following tables present aggregated selected balance sheet and income statement data for ETP (on a 100% basis for all periods presented).

	December 31,
	2015	2014
Current assets	$4,698	$6,029
Property, plant and equipment, net	45,087	38,907
Other assets	15,388	17,582
Total assets	$65,173	$62,518

Current liabilities	$4,121	$6,585
Non-current liabilities	34,021	30,622
Equity	27,031	25,311
Total liabilities and equity	$65,173	$62,518

	Years Ended December 31,
	2015	2014	2013
Revenue	$34,292	$55,475	$48,335
Operating income	2,259	2,443	1,619
Net income	1,521	1,299	746
The Company has other equity method investments which are not, individually or in the aggregate, significant to our consolidated financial statements.

6.	DEBT OBLIGATIONS:
The following table sets forth the debt obligations of the Company:

	December 31,
	2015	2014
6.20% Senior Notes due 2017	$300	$300
7.00% Senior Notes due 2018	400	400
8.125% Senior Notes due 2019	150	150
7.60% Senior Notes due 2024	82	82
7.00% Senior Notes due 2029	66	66
8.25% Senior Notes due 2029	33	33
Floating Rate Junior Subordinated Notes due 2066	54	54
Other long term debt	5	6
Unamortized fair value adjustments	76	99
Total debt outstanding	1,166	1,190
Less: Current maturities of long-term debt	1	1
Total long-term debt, less current maturities	$1,165	$1,189
Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations at December 31, 2015 and 2014 was $1.20 billion and $1.24 billion, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
As of December 31, 2015, the Company has scheduled long-term debt principal payments as follows:

Years Ended December 31,
2016	$—
2017	300
2018	400
2019	150
2020	—
Thereafter	240
Total	$1,090
Assumption of Southern Union Debt
In connection with the consummation of the Panhandle Merger, PEPL assumed Southern Union’s long-term debt obligations. As of December 31, 2015, the long-term debt assumed in the Panhandle Merger consisted of $82 million in aggregate principal amount of 7.60% Senior Notes due 2024, $33 million in aggregate principal amount of 8.25% Senior Notes due 2029 and $54 million in aggregate principal amount of Floating Rate Junior Subordinated Notes due 2066 outstanding. The amounts recorded in the consolidated balance sheet also reflected unamortized fair value adjustments, which were $12 million in the aggregate at December 31, 2015.
Floating Rate Junior Subordinated Notes
The interest rate on the remaining portion of PEPL’s $600 million junior subordinated notes due 2066 is a variable rate based upon the three-month LIBOR rate plus 3.0175%. The balance of the variable rate portion of the junior subordinated notes was $54 million at an effective interest rate of 3.295% at December 31, 2015.

Compliance With Our Covenants
The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens.  Other covenants impose limitations on restricted payments, including dividends and loans to affiliates, and additional indebtedness. As of December 31, 2015, the Company is in compliance with these covenants.

7.	RETIREMENT BENEFITS:
Postretirement Benefit Plans
Postretirement benefits expense for the years ended December 31, 2015 and 2014 reflect the impact of changes the Company or its affiliates adopted as of September 30, 2013, to modify its retiree medical benefits program, effective January 1, 2014. The modification placed all eligible retirees on a common medical benefit platform, subject to limits on the Company’s annual contribution toward eligible retirees’ medical premiums. Prior to January 1, 2013, affiliates of the Company offered postretirement health care and life insurance benefit plans (other postretirement plans) that covered substantially all employees. Effective January 1, 2013, participation in the plan was frozen and medical benefits were no longer offered to non-union employees. Effective January 1, 2014, retiree medical benefits were no longer offered to union employees.
Obligations and Funded Status
Other postretirement benefit liabilities are accrued on an actuarial basis during the years an employee provides services.  The following tables contain information at the dates indicated about the obligations and funded status of the Company’s other postretirement plans.

	December 31,
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of period	$24	$25
Interest cost	1	1
Actuarial (gain) loss	(2)	1
Benefits paid, net	(2)	(2)
Dispositions	—	(1)
Benefit obligation at end of period	$21	$24
Change in plan assets:
Fair value of plan assets at beginning of period	$114	$110
Return on plan assets and other	(1)	4
Employer contributions	7	7
Benefits paid, net	(2)	(2)
Dispositions	—	(5)
Fair value of plan assets at end of period	$118	$114

Amount overfunded at end of period (1)	$(97)	$(90)

Amounts recognized in accumulated other comprehensive income (pre-tax basis) consist of:
Net actuarial loss	$(10)	$(16)
Prior service cost	14	15
	$4	$(1)

(1)	Recorded as a non-current asset in the consolidated balance sheets.

Components of Net Periodic Benefit Cost
The following tables set forth the components of net periodic benefit cost of the Company’s postretirement benefit plan for the periods presented:

	Years Ended December 31,
	2015	2014	2013
Interest cost	$1	$1	$1
Expected return on plan assets	(6)	(5)	(5)
Prior service credit amortization	1	1	1
Actuarial loss amortization	(1)	(1)	(1)
Net periodic benefit cost	$(5)	$(4)	$(4)
The estimated prior service cost for other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2016 is $1 million.
Assumptions.  The weighted-average discount rate used in determining benefit obligations was 3.84% and 3.68% at December 31, 2015 and 2014, respectively.
The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the table below:

	Years Ended December 31,
	2015	2014	2013
Discount rate	3.60%	4.29%	3.66%
Expected return on assets:
Tax exempt accounts	7.00%	7.00%	7.00%
Taxable accounts	4.50%	4.50%	4.50%
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
The assumed health care cost trend rates used to measure the expected cost of benefits covered by the plans are shown in the table below:

	December 31,
	2015	2014
Health care cost trend rate	8.10%	7.60%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.71%	4.90%
Year that the rate reaches the ultimate trend rate	2021	2021
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
The fair value of the Company’s other postretirement plan assets at the dates indicated by asset category is as follows:

	December 31,
	2015	2014
Cash and cash equivalents	$3	$3
Mutual fund (1)	115	111
Total	$118	$114

(1)
This fund of funds invests primarily in a diversified portfolio of equity, fixed income and short-term mutual funds.  As of December 31, 2015, the fund was primarily comprised of 36% equities, 54% fixed income securities and 10% cash.  As of December 31, 2014, the fund was primarily comprised of 38% equities, 52% fixed income securities, and 10% cash.

The other postretirement plan assets are classified as Level 1 assets within the fair-value hierarchy as their fair values are based on active market quotes.
Contributions.  The Company expects to make $8 million contributions to its other postretirement plans in 2016 and annually thereafter until modified by rate case proceedings.
Benefit Payments.  The Company’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below.

Years	Expected Benefit Payments
2016	$2
2017	2
2018	1
2019	1
2020	1
2021 – 2025	6
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
Defined Contribution Plan
The Company participates in ETP’s defined contribution savings plan (“Savings Plan”) that is available to virtually all employees.  The Company provided matching contributions of 100% of the first 5% of the participant’s compensation paid into the Savings Plan.  Company contributions to the Savings Plan during the years ended December 31, 2015, 2014, and 2013 were $2 million, $3 million, and $6 million, respectively.
In addition, the Company provides a 3% discretionary profit sharing contribution to eligible employees with annual base compensation below a specific threshold.  Company contributions are 100% vested after five years of continuous service.  The Company’s discretionary profit sharing contributions during the years ended December 31, 2015, 2014, and 2013 were $1 million, $2 million, and $3 million, respectively.

8.INCOME TAXES:
The following table provides a summary of the current and deferred components of income tax expense (benefit) from continuing operations:

	Years Ended December 31,
	2015	2014	2013
Current expense (benefit):
Federal	$22	$261	$(52)
State	(4)	24	(7)
Total	18	285	(59)
Deferred expense (benefit):
Federal	$26	$(114)	$119
State	(12)	(25)	38
Total	14	(139)	157
Total income tax expense	$32	$146	$98
The differences between the Company’s effective income tax rate and the U.S. federal income tax statutory rate were as follows:

	Years Ended December 31,
	2015	2014	2013
Computed statutory income tax expense (benefit) at 35%	$55	$50	$(165)
Changes in income taxes resulting from:
Premium on debt retirement	—	(10)	—
State income taxes, net of federal income tax benefit	(10)	4	21
Non-deductible goodwill impairment	—	—	241
Non-deductible goodwill included in the Lake Charles LNG Transaction	—	105	—
Audit settlements	(7)	—	—
Other	(6)	(3)	1
Income tax expense	$32	$146	$98

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  The table below summarizes the principal components of the Company’s deferred tax assets (liabilities) as follows:

	December 31,
	2015	2014
Deferred income tax assets:
Other postretirement benefits	$5	$5
Debt amortization	56	40
Other	31	26
Total deferred income tax assets	92	71
Valuation allowance	(2)	(2)
Net deferred income tax assets (included within other non-current assets, net)	$90	$69

Deferred income tax liabilities:
Property, plant and equipment	$(780)	$(776)
Investment in unconsolidated affiliates	(4)	(795)
Other	(1)	(6)
Total deferred income tax liabilities	(785)	(1,577)
Net deferred income tax liability	$(695)	$(1,508)

As of December 31, 2015, the Company has $15 million ($10 million, net of federal tax) of unrecognized tax benefits, $9 million of which would impact the Company’s effective income tax rate if recognized.  The Company expects that its unrecognized tax benefits will be reduced by $2 million within the next 12 months.
The Company’s policy is to classify and accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense in its consolidated statement of operations, which is consistent with the recognition of these items in prior reporting periods.
The Company and Southern Union are no longer subject to U.S. federal, state or local examinations for the tax periods prior to 2012. The Company was under examination by the Internal Revenue Service (IRS) for the tax years 2004 through 2009. In July of 2015, the Company and the IRS settled all issues related to the IRS examination of the 2004 through 2009 tax years. As a result of the settlement, the Company recognized a net tax benefit of $7 million.

9.	DERIVATIVE ASSETS AND LIABILITIES:
The Company recognizes all derivative assets and liabilities at fair value on the consolidated balance sheets. The Company had no outstanding interest rate swap agreements as of December 31, 2015 and 2014 .
The following table summarizes the location and amount (excluding income tax effects) of derivative instrument (gains) and losses reported in the Company’s consolidated financial statements:

	Years Ended December 31,
	2015	2014	2013
Cash Flow Hedges:
Commodity contracts — Gathering and Processing:
Change in fair value – decrease in accumulated other comprehensive income	$—	$—	$(3)
Economic Hedges:
Interest rate contracts:
Change in fair value — increase (decrease) in interest expense	—	(7)	29
Commodity contracts:
Change in fair value — decrease in deferred natural gas purchases	—	—	(7)
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

10.	ASSET RETIREMENT OBLIGATIONS:
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

The Company had recorded AROs related to (i) retiring natural gas storage wells, (ii) retiring offshore platforms and lines and (iii) removing asbestos. Long-lived assets related to AROs aggregated $18 million and were reflected as plant, property and equipment on our balance sheet as of December 31, 2015 and 2014. In addition, the Company had $6 million legally restricted for the purpose of settling AROs that was reflected as other non-current assets as of December 31, 2015.
The following table is a reconciliation of the carrying amount of the ARO liability reflected as liabilities on our balance sheet for the periods presented.  Changes in assumptions regarding the timing, amount, and probabilities associated with the expected cash flows, as well as the difference in actual versus estimated costs, will result in a change in the amount of the liability recognized.

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$58	$55	$46
Revisions	—	3	11
Settled	(3)	(3)	(1)
Disposals	—	—	(4)
Accretion expense	3	3	3
Ending balance	$58	$58	$55

11.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
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
On July 26, 2012, Trunkline filed an application with the FERC for approval to transfer approximately 770 miles of underutilized loop piping facilities by sale to an affiliate, and such facilities are contemplated to be converted to crude oil transportation service.  This sale was approved by the FERC on November 7, 2013, and the transaction was consummated on December 1, 2015.
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
PEPL Holdings Guarantee of Collection
The Company fully and unconditionally guaranteed (the “Panhandle Guarantee”) all of the payment obligations of Regency and Regency Energy Finance Corp. under their $600 million in aggregate principal amount of 4.50% senior notes due November 2023, until May 28, 2105, at which time ETP entered into a supplemental indenture relating to the senior notes pursuant to which it has agreed to become a co-obligor with respect to the payment obligations thereunder. Accordingly, pursuant to the terms of the senior notes, the Company’s obligations under the Panhandle Guarantee were released.

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
The Company is responsible for environmental remediation at certain sites on its natural gas transmission systems for contamination resulting from the past use of lubricants containing PCBs in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas.  The Company has implemented a program to remediate such contamination.  The primary remaining remediation activity on the PEPL systems is associated with past use of paints containing PCBs or PCB impacts to equipment surfaces and to a building at one location. The PCB assessments are ongoing and the related estimated remediation costs are subject to further change. Other remediation typically involves the management of contaminated soils and may involve remediation of groundwater.  Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility.  The ultimate liability and total costs associated with these sites will depend upon many factors.  If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Company could potentially be held responsible for contamination caused by other parties.  In some instances, the Company may share liability associated with contamination with other potentially related parties.  The Company may also benefit from contractual indemnities that cover some or all of the cleanup costs.  These sites are generally managed in the normal course of business or operations.
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

	December 31,
	2015	2014
Current	$—	$1
Non-current	3	3
Total environmental liabilities	$3	$4
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
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of December 31, 2015 and 2014, the Company recorded litigation and other claim-related accrued liabilities of $22 million and $21 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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

12.	QUARTERLY FINANCIAL DATA (UNAUDITED):
The following table provides certain quarterly financial information for the periods presented:

	Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Total
Operating revenues	$155	$128	$126	$139	$548
Operating income	53	31	26	43	153
Net income (loss)	31	(6)	76	24	125
Net income (loss) attributable to partners	31	(6)	76	24	125

	Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Total
Operating revenues	$178	$128	$132	$143	$581
Operating income	90	34	31	38	193
Net income (loss)	(35)	16	23	(7)	(3)
Net income (loss) attributable to partners	(41)	16	23	(7)	(9)