Form 10-Q
period 2016-03-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2016-05-06
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

FORM 10-Q

PANHANDLE EASTERN PIPE LINE COMPANY, LP

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Panhandle Eastern Pipe Line Company, LP and its subsidiaries (“PEPL” or the “Company”) in periodic press releases and some oral statements of Panhandle officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I — Item 1A. Risk Factors” in the Company’s Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 26, 2016.
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

ETE	Energy Transfer Equity, L.P.

ETP	Energy Transfer Partners, L.P., a subsidiary of ETE

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

PCBs	Polychlorinated biphenyls

Regency	Regency Energy Partners LP

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	United States Securities and Exchange Commission

Southern Union	Southern Union Company

Southwest Gas	Pan Gas Storage LLC

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC

ii

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$22	$3
Accounts receivable, net	45	48
Accounts receivable from related companies	77	172
Exchanges receivable	6	5
Inventories	89	113
Other current assets	7	9
Total current assets	246	350

Property, plant and equipment	3,326	3,338
Accumulated depreciation	(300)	(286)
	3,026	3,052

Other non-current assets, net	137	137
Advances to affiliates	258	258
Notes receivable from related parties	682	574
Goodwill	923	923
Total assets	$5,272	$5,294

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2016	December 31, 2015
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$1	$1
Accounts payable and accrued liabilities	8	3
Accounts payable to related companies	66	99
Exchanges payable	72	94
Accrued interest	25	12
Customer advances and deposits	9	9
Other current liabilities	47	55
Total current liabilities	228	273

Long-term debt, less current maturities	1,160	1,165
Deferred income taxes	697	695
Other non-current liabilities	212	222
Commitments and contingencies

Partners’ capital:
Partners’ capital	2,973	2,937
Accumulated other comprehensive income	2	2
Total partners’ capital	2,975	2,939
Total liabilities and partners’ capital	$5,272	$5,294

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING REVENUES:
Transportation and storage of natural gas	$136	$149
Other	5	6
Total operating revenues	141	155
OPERATING EXPENSES:
Cost of natural gas and other energy	1	2
Operating and maintenance	50	53
General and administrative	10	12
Depreciation and amortization	32	35
Total operating expenses	93	102
OPERATING INCOME	48	53
OTHER INCOME (EXPENSE):
Interest expense, net	(13)	(13)
Equity in earnings of unconsolidated affiliates	—	4
Interest income — affiliates	16	—
Other, net	1	(1)
Total other income (expense), net	4	(10)
INCOME BEFORE INCOME TAX EXPENSE	52	43
Income tax expense	16	12
NET INCOME	$36	$31

COMPREHENSIVE INCOME	$36	$31

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2015	$2,937	$2	$2,939
Net income	36	—	36
Balance, March 31, 2016	$2,973	$2	$2,975

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$36	$31
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	32	35
Deferred income taxes	2	—
Amortization of deferred financing fees	(6)	(6)
Income from unconsolidated affiliates	—	(4)
Distributions of earnings received from unconsolidated affiliates	—	4
Other non-cash	2	6
Changes in operating assets and liabilities	63	4
Net cash flows provided by operating activities	129	70
INVESTING ACTIVITIES:
Capital expenditures	(2)	(29)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	14
Repayment of note receivable from related party	2	—
Note receivable issued to related party	(110)	(40)
Net cash flows used in investing activities	(110)	(55)
Net change in cash and cash equivalents	19	15
Cash and cash equivalents, beginning of period	3	32
Cash and cash equivalents, end of period	$22	$47

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts are in millions)
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION
Organization
Panhandle Eastern Pipe Line Company, LP and its subsidiaries are primarily engaged in the transportation of natural gas from the Gulf of Mexico, south Texas and the panhandle region of Texas and Oklahoma to major United States markets in the Midwest and Great Lakes regions and the storage of natural gas and are subject to the rules and regulations of the FERC.  The Company’s subsidiaries are Trunkline, Sea Robin and Southwest Gas.
Southern Union Panhandle LLC, an indirect wholly-owned subsidiary of ETP, owns a 1% general partnership interest in PEPL and ETP indirectly owns a 99% limited partnership interest in PEPL.
Basis of Presentation
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of the Company’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU 2014-09, which is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment  as of the date of adoption. In March 2016, FASB issued Accounting Standards Update No. 2016-08 to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Update No. 2016-10 to clarify guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The Company is currently evaluating the impact, if any, that adopting this new accounting standard will have on our revenue recognition policies.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that it will have on the consolidated financial statements and related disclosures.

2.	RELATED PARTY TRANSACTIONS
Accounts receivable from related companies reflected on the consolidated balance sheets primarily related to services provided to ETE, ETP and other affiliates. Accounts payable to related companies reflected on the consolidated balance sheets related to various services provided by ETP and other affiliates.
The following table provides a summary of the related party activity included in our consolidated statements of operations:

	Three Months Ended March 31,
	2016	2015
Operating revenues	$5	$5
Operating and maintenance	4	4
General and administrative	7	8
Interest income — affiliates	16	—
Income from unconsolidated affiliates	—	4
The Company received $18 million in cash distributions related to its investment in ETP during the three months ended March 31, 2015.

3.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The Company’s investment in ETP consisted of 17.8 million ETP common units and was accounted for using the equity method. Effective September 1, 2015, the Company exchanged these ETP common units for a note receivable from a subsidiary of ETP in the amount of $1.37 billion. The note receivable accrues interest annually at 4.75% and is due on September 1, 2035. In connection with this transaction, the Company also recorded a reduction in goodwill of $229 million and net deferred tax liabilities of $825 million, which amounts were associated with the exchanged ETP common units as a result of previous transactions whereby the Company had acquired ETP common units in exchange for other assets.

4.	INCOME TAXES
For the three months ended March 31, 2016, the statutory rate differed from the effective rate primarily due to $2 million of net state income tax adjustments. The effective tax rate exceeded the statutory rate for the three months ended March 31, 2015 primarily due to $4 million of net state income tax benefits related to prior period adjustments.

5.	FAIR VALUE MEASURES
The Company did not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2016 or December 31, 2015. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to their short-term maturities. Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations at March 31, 2016 and December 31, 2015 was $1.09 billion and $1.20 billion, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities. The Company did not have any Level 3 instruments measured at fair value at March 31, 2016 or December 31, 2015, and there were no transfers between hierarchy levels.

6.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Contingent Residual Support Agreement with ETP
The Company provides contingent, residual support to Citrus ETP Finance LLC (on a non-recourse basis to the Company) with respect to Citrus ETP Finance LLC’s obligations to ETP to support the payment of $2 billion in principal amount of senior notes issued by ETP on January 17, 2012.
FERC Audit
In March 2016, the FERC commenced an audit of Trunkline for the period from January 1, 2013 to present to evaluate Trunkline’s compliance with the requirements of its FERC gas tariff, the accounting regulations of the Uniform System of Accounts as prescribed by the FERC, and the FERC’s annual reporting requirements.
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

	March 31, 2016	December 31, 2015
Current	$—	$—
Non-current	2	3
Total environmental liabilities	$2	$3

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
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of March 31, 2016 and December 31, 2015, the Company has litigation and other claim-related accrued liabilities of $21 million and $22 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar amounts are in millions)
The information in Item 2 has been prepared pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q. Accordingly, this Item 2 includes only management’s narrative analysis of the results of operations and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2015 Form 10-K.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015
OPERATING REVENUES:
Transportation and storage of natural gas	$136	$149
Other	5	6
Total operating revenues	141	155
OPERATING EXPENSES:
Cost of natural gas and other energy	1	2
Operating and maintenance	50	53
General and administrative	10	12
Depreciation and amortization	32	35
Total operating expenses	93	102
OPERATING INCOME	48	53
OTHER INCOME (EXPENSE):
Interest expense, net	(13)	(13)
Equity in earnings of unconsolidated affiliates	—	4
Interest income — affiliates	16	—
Other, net	1	(1)
Total other income (expense), net	4	(10)
INCOME BEFORE INCOME TAX EXPENSE	52	43
Income tax expense	16	12
NET INCOME	$36	$31
Panhandle natural gas volumes transported (TBtu):
PEPL	164	167
Trunkline	133	202
Sea Robin	25	27
Operating Revenues. Operating revenues decreased for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to the transfer of one of the pipelines at Trunkline that was taken out of service in advance of being repurposed from natural gas service to crude oil service.
Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates decreased for the three months ended March 31, 2016 compared to the same period in the prior year due to the exchange of the Company’s investment in ETP for a note receivable from a subsidiary of ETP effective September 1, 2015. The earnings for the three months ended March 31, 2015 reflects the Company’s earnings related to its investment in ETP.
Interest Income - Affiliates. Interest income from affiliates increased for the three months ended March 31, 2016 compared to the same period in the prior year due to the note receivable with a subsidiary of ETP and a note receivable with ETP, effective September 2015 and February 2016, respectively.
Income Taxes. For the three months ended March 31, 2016, the statutory rate differed from the effective rate primarily due to $2 million of net state income tax adjustments. The effective tax rate exceeded the statutory rate for the three months ended March 31, 2015 primarily due to $4 million of net state income tax benefits related to prior period adjustments.
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Note 6 in this Quarterly Report on Form 10-Q and in Note 11 in the Company’s Form 10-K for the year ended December 31, 2015.
The Company is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites. As a result, the Company is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters. For information regarding these matters, see Note 6 in this Quarterly Report on Form 10-Q and Note 11 included in the Company’s Form 10-K for the year ended December 31, 2015.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on February 26, 2016.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	May 6, 2016	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Vice President and Controller (duly authorized to sign on behalf of the registrant)