Form 10-K/A
period 2015-12-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2016-08-08
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
As noted in the Form 8-K filed August 4, 2016, we are filing this Amendment No. 1 to our Form 10-K (“Form 10-K/A”) for the year ended December 31, 2015, which was originally filed on February 26, 2016 (“Original Filing”), to restate our consolidated financial statements as of and for the years ended December 31, 2015 and 2014, as well as the quarterly periods within those years, and to amend related disclosures, including our controls and procedures. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of Item 1A of Part I, Items 7, 8 and 9A of Part II and Item 15 of Part IV. Unaffected items have not been repeated in this Form 10-K/A.
In connection with the preparation of the Form 10-Q for the three and six months ended June 30, 2016, the Company determined that, due to certain clerical errors, the state tax rate utilized to calculate the tax provision for the Company was incorrect, resulting in income tax expense being understated by $20 million and $36 million for the years ended December 31, 2015 and 2014, respectively. As a result, we have restated our consolidated financial statements, consolidated financial information and notes to the consolidated financial statements as of and for the years ended December 31, 2015 and 2014. The errors did not impact any periods prior to January 1, 2014.
Management has concluded that the error in the tax rate noted above resulted from a material weakness in the Company's internal controls, and as a result, management has concluded that the Company's internal controls over financial reporting were not effective as of December 31, 2015 and 2014. Management is evaluating the changes to the design of the internal controls related to income tax and anticipates remediation as of September 30, 2016. A description of the material weakness in internal controls and the related remediation is disclosed in Item 9A of this Form 10-K/A.
This amendment does not reflect events occurring after the filing of the Original Filing, and does not modify or update the disclosures therein in any way other than as required to reflect the adjustments described above. Such events include the events described in our quarterly report on Form 10-Q for the quarter ended March 31, 2016.
We are also filing currently dated signatures from our Directors and currently dated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1, 32.2, as well as various exhibits related to XBRL.

i

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Panhandle Eastern Pipe Line Company LP, and its subsidiaries (“PEPL” or the “Company”) in periodic press releases and some oral statements of Panhandle officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, estimated or expressed, forecasted, projected or expected in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I – Item 1A. Risk Factors” included in this Form 10-K/A.
Definitions
The abbreviations, acronyms and industry terminology used in this annual report on Form 10-K/A are defined as follows:

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

PART I
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
Risks That Relate to the Company
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.
We have identified a material weakness in internal control over financial reporting related to the controls around the Company's income tax accrual. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See Part II, Item 9A, "Controls and Procedures."  We have taken remedial measures, but if those measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results.
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

PART II
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
Overview
The Company’s business is conducted through both short- and long-term contracts with customers.  Shorter-term contracts, both firm and interruptible, tend to have a greater impact on the volatility of revenues.  Short-term and long-term contracts are affected by changes in market conditions and competition with other pipelines, changing supply sources and volatility in natural gas prices and basis differentials.  Demand for natural gas transmission services on the Company’s pipeline system is seasonal, with the highest throughput and a higher portion of annual total operating revenues occurring in the traditional winter heating season, which occurs during the first and fourth calendar quarters. Since the majority of the Company’s revenues are related to firm capacity reservation charges, which customers pay whether they utilize their contracted capacity or not, volumes transported do not have as significant an impact on revenues over the short-term.  However, longer-term demand for capacity may be affected by changes in the customers’ actual and anticipated utilization of their contracted capacity and other factors.  For additional information concerning the Company’s related risk factors and the weighted average remaining lives of firm transportation and storage contracts, see “Item 1A. Risk Factors” and “Item 1. Business,” respectively, as filed in the Form 10-K for the period ended December 31, 2015.
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

Results of Operations

	Years Ended December 31,
	2015	2014
	(Restated)	(Restated)
OPERATING REVENUES:
Transportation and storage of natural gas	$528	$555
Other	20	26
Total operating revenues (1)	548	581
OPERATING EXPENSES:
Cost of natural gas and other energy	4	3
Operating and maintenance	216	209
General and administrative	42	46
Depreciation and amortization	133	130
Total operating expenses	395	388
OPERATING INCOME	153	193
OTHER INCOME (EXPENSE):
Interest expense, net	(50)	(66)
Equity in earnings (losses) of unconsolidated affiliates	26	(12)
Interest income - affiliates	23	23
Other, net	5	5
Total other expenses, net	4	(50)
INCOME BEFORE INCOME TAX EXPENSE	157	143
Income tax expense	52	182
NET INCOME (LOSS)	105	(39)
less: Net income attributable to noncontrolling interest	—	6
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	$105	$(45)
Natural gas volumes transported (TBtu): (2)
PEPL	607	611
Trunkline	633	694
Sea Robin	113	130

(1)	Reservation revenues comprised 90% and 83% of total operating revenues for the years ended December 31, 2015 and 2014, respectively.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.
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

•
Equity in Earnings (Losses) of Unconsolidated Affiliates. Equity in earnings (losses) of unconsolidated affiliates primarily reflects the Company’s earnings related to its investments in ETP through September 1, 2015 (the date that the Company exchanged its investment in ETP common units) and Regency through May 1, 2015 (the date that ETP acquired Regency).  The loss for the year ended December 31,  2014 was primarily due to Regency’s recognition of a goodwill impairment, for which the Company recorded a non-cash loss based on its proportionate ownership in Regency

•
Income Taxes. The increase in the effective tax rate for the year ended December 31, 2014 was primarily due to the Lake Charles LNG Transaction, which was treated as a sale for tax purposes, resulting in $70 million of incremental income tax expense. Accordingly, the decrease in the effective rate for the year ended December 31, 2015 was also primarily due to Lake Charles LNG Transaction which was completed in 2014.

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

(3)	The long-term debt cash obligations exclude $76 million of unamortized fair value adjustments as of December 31, 2015.

(4)	Interest payments on debt are based upon the applicable stated or variable interest rates as of December 31, 2015.

(5)	The Company has tariffs in effect for its utility service areas that provide for recovery of its purchased natural gas costs under defined methodologies.

(6)	Charges for third party storage capacity.

(7)	PEPL is committed to the funding levels of $8 million per year until modified by future rate proceedings, the timing of which is uncertain.

(8)	Excludes non-current deferred tax liability of $725 million due to uncertainty of the timing of future cash flows for such liabilities.
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

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that due to the material weakness described below, our disclosure controls and procedures were not effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO framework”).
Based on our evaluation under the COSO framework, the Principal Executive Officer and Principal Financial Officer of our General Partner concluded that due to the material weakness described below, our internal controls over financial reporting were not effective as of December 31, 2015.
In connection with the preparation for the Form 10-Q for the three and six months ended June 30, 2016, the Company determined that, due to certain clerical errors, the state tax rate utilized to calculate the tax provision for the Company was incorrect, resulting in income tax expense being understated by $20 million and $36 million for the years ended December 31, 2015 and 2014, respectively. As a result, we have restated our consolidated financial statements, consolidated financial information and notes to the consolidated financial statements as of and for the years ended December 31, 2015 and 2014, included in this annual report on Form 10-K/A. The errors did not impact any periods prior to January 1, 2014.
These clerical errors resulted from a deficiency in the procedures to review the tax models used in recording the Company’s tax provision. We have concluded that such deficiency constituted a material weakness in the Company’s internal controls. Management is in the process of remediating the internal controls weakness related to income tax and anticipates remediation as of September 30, 2016. Nevertheless, the Company may continue to report the above material weakness while sufficient evaluation of newly established procedures and controls occurs. Notwithstanding the material weakness, management has concluded that the consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: August 8, 2016	By: /s/ A. Troy Sturrock A. Troy Sturrock Vice President and Controller (duly authorized to sign on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Panhandle Pipe Line Company, LP, in the capacities and on the dates indicated:

	Signature	Title	Date

(i)	Principal executive officer:
	/s/ Kelcy L. Warren	Chief Executive Officer	August 8, 2016
Kelcy L. Warren

(ii)	Principal financial officer:
	/s/ Thomas E. Long	Chief Financial Officer	August 8, 2016
Thomas E. Long

(iii)	The Board of Directors of SUG Holding Company, Sole Member of Southern Union Panhandle, LLC, General Partner of Panhandle Eastern Pipe Line Company, L.P

	Signature	Title	Date
	/s/ Kelcy L. Warren	Chief Executive Officer and Director,	August 8, 2016
	Kelcy L. Warren	SUG Holding Company

	/s/ John W. McReynolds	Director, SUG Holding Company	August 8, 2016
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
As discussed in Note 2, the 2015 and 2014 consolidated financial statements have been restated to correct an error.

/s/ GRANT THORNTON LLP

Houston, Texas
February 26, 2016 (except for the restatement described in Note 2 and the effects thereof, as to which the date is August 8, 2016)

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2015	2014
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$3	$32
Accounts receivable, net	48	58
Accounts receivable from related companies	172	128
Exchanges receivable	5	11
Inventories	113	119
Other current assets	9	10
Total current assets	350	358

Property, plant and equipment	3,338	3,395
Accumulated depreciation	(286)	(269)
	3,052	3,126

Investments in unconsolidated affiliates	15	1,443
Other non-current assets, net	122	109
Advances to affiliates	258	—
Note receivable from related party	574	—
Goodwill	923	1,152
Total assets	$5,294	$6,188

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2015	2014
	(Restated)	(Restated)
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$1	$1
Accounts payable and accrued liabilities	3	6
Accounts payable to related companies	125	43
Exchanges payable	94	114
Accrued interest	12	12
Customer advances and deposits	9	10
Other current liabilities	55	56
Total current liabilities	299	242

Long-term debt, less current maturities	1,165	1,189
Deferred income taxes	725	1,539
Advances from affiliates	—	51
Other non-current liabilities	222	278
Commitments and contingencies
Partners’ capital:
Partners’ capital	2,881	2,889
Accumulated other comprehensive income	2	—
Total partners’ capital	2,883	2,889
Total liabilities and partners’ capital	$5,294	$6,188

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Years Ended December 31,
	2015	2014	2013
	(Restated)	(Restated)
OPERATING REVENUES:
Transportation and storage of natural gas	$528	$555	$576
LNG terminalling	—	—	216
Other	20	26	293
Total operating revenues	548	581	1,085
OPERATING EXPENSES:
Cost of natural gas and other energy	4	3	228
Operating and maintenance	216	209	248
General and administrative	42	46	113
Depreciation and amortization	133	130	189
Goodwill impairment	—	—	689
Total operating expenses	395	388	1,467
OPERATING INCOME (LOSS)	153	193	(382)
OTHER INCOME (EXPENSE):
Interest expense, net	(50)	(66)	(111)
Equity in earnings (losses) of unconsolidated affiliates	26	(12)	15
Interest income - affiliates	23	23	9
Other, net	5	5	(3)
Total other income (expense), net	4	(50)	(90)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	157	143	(472)
Income tax expense from continuing operations	52	182	98
INCOME (LOSS) FROM CONTINUING OPERATIONS	105	(39)	(570)
Income from discontinued operations	—	—	35
NET INCOME (LOSS)	105	(39)	(535)
less: Net income (loss) attributable to noncontrolling interest	—	6	(36)
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	$105	$(45)	$(499)

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Years Ended December 31,
	2015	2014	2013
	(Restated)	(Restated)
Net income (loss)	$105	$(39)	$(535)
Other comprehensive income (loss), net of tax:
Change in fair value of commodity hedges	—	—	(3)
Reclassification of unrealized loss on commodity hedges into earnings	—	—	6
Actuarial gain (loss) relating to postretirement benefits, net of tax amounts of $0, $1, and ($15), respectively	2	(3)	25
	2	(3)	28
Comprehensive income (loss)	$107	$(42)	$(507)

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Dollars in millions)

	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2012	$4,050	$(9)	$(13)	$4,028
Dividends paid to Southern Union stockholders	—	—	(313)	(313)
Other comprehensive income (loss), net of tax	—	12	(1)	11
Sales of MGE and NEG, net of tax	—	—	12	12
SUGS Contribution	—	—	(135)	(135)
Net loss	(499)	—	(36)	(535)
Balance, December 31, 2013	3,551	3	(486)	3,068
Distribution to partners	(102)	—	—	(102)
Unit-based compensation expense	1	—	—	1
Other comprehensive loss, net of tax	—	(2)	—	(2)
Lake Charles LNG Transaction	(20)	—	(23)	(43)
Panhandle Merger	(502)	(1)	503	—
Other	6	—	—	6
Net (loss) income (Restated)	(45)	—	6	(39)
Balance, December 31, 2014 (Restated)	2,889	—	—	2,889
Distribution to partners	(125)	—	—	(125)
Unit-based compensation expense	2	—	—	2
Other comprehensive income, net of tax	—	2	—	2
Contribution to SUG Holding	(28)	—	—	(28)
Other	38	—	—	38
Net income (Restated)	105	—	—	105
Balance, December 31, 2015 (Restated)	$2,881	$2	$—	$2,883

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2015	2014	2013
	(Restated)	(Restated)
OPERATING ACTIVITIES:
Net income (loss)	$105	$(39)	$(535)
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	133	130	189
Goodwill impairment	—	—	689
Deferred income taxes	31	(108)	181
Amortization of deferred financing fees	(23)	(22)	(30)
Unrealized gain on derivatives	—	(25)	(52)
(Income) loss from unconsolidated affiliates	(26)	12	(15)
Distributions of earnings received from unconsolidated affiliates	9	6	15
Other non-cash	13	6	33
Changes in operating assets and liabilities	(66)	197	(159)
Net cash flows provided by operating activities	176	157	316
INVESTING ACTIVITIES:
Proceeds from SUGS Contribution	—	—	482
Proceeds from sale of MGE assets, net of transaction costs	—	—	1,008
Proceeds from affiliates	—	20	—
Capital expenditures	(128)	(109)	(250)
Distributions from unconsolidated affiliates in excess of cumulative earnings	46	65	39
Repayment of note receivable from related party	40	—	—
Note receivable issued to related party	(40)	—	—
Other	2	(16)	5
Net cash flows (used in) provided by investing activities	(80)	(40)	1,284
FINANCING ACTIVITIES:
Distributions to partners	(125)	(102)	(313)
Issuance of loans from affiliates	—	—	1,669
Repayments of loans from affiliates	—	—	(975)
Repayment of long-term debt	—	—	(1,795)
Net change in revolving credit facilities	—	—	(210)
Other	—	—	(8)
Net cash flows used in financing activities	(125)	(102)	(1,632)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(29)	15	(32)
CASH AND CASH EQUIVALENTS, beginning of period	32	17	49
CASH AND CASH EQUIVALENTS, end of period	$3	$32	$17

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
Restatement of Previously Issued Financial Statements. In connection with the preparation for the Form 10-Q for the three and six months ended June 30, 2016, the Company determined that, due to certain clerical errors, the state tax rate utilized to calculate the tax provision for the Company was incorrect, resulting in income tax expense being understated by $20 million and $36 million for the years ended December 31, 2015 and 2014, respectively. As a result, we have restated our consolidated financial statements, consolidated financial information and notes to the consolidated financial statements as of and for the years ended December 31, 2015 and 2014. The errors did not impact any periods prior to January 1, 2014.
The following tables present the summary of the previously reported balances, adjustments and restated balances on the Company’s consolidated balance sheets by financial statement line item as of the dates indicated:

	March 31, 2015			June 30, 2015
	(unaudited)			(unaudited)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Accounts payable to related parties	$33	$6	$39	$29	$5	$34
Total current liabilities	198	6	204	207	5	212

Deferred income taxes	1,511	31	1,542	1,528	6	1,534
Partners' capital	2,957	(37)	2,920	2,951	(11)	2,940
Total partners' capital	2,957	(37)	2,920	2,952	(11)	2,941

	September 30, 2015			December 31, 2015
	(unaudited)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Accounts payable to related parties	$57	$6	$63	$99	$26	$125
Total current liabilities	238	6	244	273	26	299

Deferred income taxes	722	57	779	695	30	725
Partners' capital	2,874	(62)	2,812	2,937	(56)	2,881
Total partners' capital	2,875	(62)	2,813	2,939	(56)	2,883

	March 31, 2014			June 30, 2014
	(unaudited)			(unaudited)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Accounts payable to related parties	$467	$—	$467	$451	$1	$452
Total current liabilities	776	—	776	726	1	727

Deferred income taxes	1,469	(2)	1,467	1,461	6	1,467
Partners' capital	2,926	2	2,928	2,915	(7)	2,908
Total partners' capital	2,928	2	2,930	2,917	(7)	2,910

	September 30, 2014			December 31, 2014
	(unaudited)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Accounts payable to related parties	$462	$1	$463	$38	$5	$43
Total current liabilities	687	1	688	237	5	242

Deferred income taxes	1,452	6	1,458	1,508	31	1,539
Partners' capital	2,925	(7)	2,918	2,925	(36)	2,889
Total partners' capital	2,927	(7)	2,920	2,925	(36)	2,889

The following tables present a summary of the previously reported balances, adjustments and restated balances on the Company’s consolidated statements of operations and comprehensive income by financial statement line item for the periods indicated:

	Three months ended
	March 31, 2015			March 31, 2014
	(unaudited)			(unaudited)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Income tax expense from continuing operations	$12	$—	$12	$106	$(2)	$104
Income (loss) from continuing operations	31	—	31	(35)	2	(33)
Net income (loss)	31	—	31	(35)	2	(33)
Income (loss) attributable to partners	31	—	31	(41)	2	(39)
Comprehensive income (loss)	31	—	31	(36)	2	(34)

	Three months ended
	June 30, 2015			June 30, 2014
	(unaudited)			(unaudited)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Income tax expense from continuing operations	$25	$(25)	$—	$14	$9	$23
Income (loss) from continuing operations	(6)	25	19	16	(9)	7
Net income (loss)	(6)	25	19	16	(9)	7
Income (loss) attributable to partners	(6)	25	19	16	(9)	7
Comprehensive income (loss)	(6)	25	19	16	(9)	7

	Six months ended
	June 30, 2015			June 30, 2014
	(unaudited)			(unaudited)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Income tax expense from continuing operations	$37	$(25)	$12	$120	$7	$127
Income (loss) from continuing operations	25	25	50	(19)	(7)	(26)
Net income (loss)	25	25	50	(19)	(7)	(26)
Income (loss) attributable to partners	25	25	50	(25)	(7)	(32)
Comprehensive income (loss)	26	25	51	(20)	(7)	(27)

	Three months ended
	September 30, 2015			September 30, 2014
	(unaudited)			(unaudited)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Income tax expense from continuing operations	$(28)	$51	$23	$8	$—	$8
Income (loss) from continuing operations	76	(51)	25	23	—	23
Net income (loss)	76	(51)	25	23	—	23
Income (loss) attributable to partners	76	(51)	25	23	—	23
Comprehensive income (loss)	76	(51)	25	23	—	23

	Nine months ended
	September 30, 2015			September 30, 2014
	(unaudited)			(unaudited)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Income tax expense from continuing operations	$9	$26	$35	$128	$7	$135
Income (loss) from continuing operations	101	(26)	75	4	(7)	(3)
Net income (loss)	101	(26)	75	4	(7)	(3)
Income (loss) attributable to partners	101	(26)	75	(2)	(7)	(9)
Comprehensive income (loss)	102	(26)	76	3	(7)	(4)

	Three months ended
	December 31, 2015			December 31, 2014
	(unaudited)			(unaudited)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Income tax expense from continuing operations	$23	$(6)	$17	$18	$29	$47
Income (loss) from continuing operations	24	6	30	(7)	(29)	(36)
Net income (loss)	24	6	30	(7)	(29)	(36)
Income (loss) attributable to partners	24	6	30	(7)	(29)	(36)
Comprehensive income (loss)	25	6	31	(9)	(29)	(38)

	Year ended
	December 31, 2015			December 31, 2014
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Income tax expense from continuing operations	$32	$20	$52	$146	$36	$182
Income (loss) from continuing operations	125	(20)	105	(3)	(36)	(39)
Net income (loss)	125	(20)	105	(3)	(36)	(39)
Income (loss) attributable to partners	125	(20)	105	(9)	(36)	(45)
Comprehensive income (loss)	127	(20)	107	(6)	(36)	(42)
The following table represents a summary of previously reported balances, adjustments and restated balances on the Company’s consolidated statements of cash flows by financial statement line item for the years ended December 31, 2015 and 2014:

	Year ended
	December 31, 2015			December 31, 2014
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net income (loss)	$125	$(20)	$105	$(3)	$(36)	$(39)
Deferred income taxes	14	17	31	(139)	31	(108)
Changes in operating assets and liabilities	(69)	3	(66)	192	5	197
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
8.INCOME TAXES:
The following table provides a summary of the current and deferred components of income tax expense (benefit) from continuing operations:

	Years Ended December 31,
	2015	2014	2013
	(Restated)	(Restated)
Current expense (benefit):
Federal	$21	$258	$(52)
State	—	32	(7)
Total	21	290	(59)
Deferred expense (benefit):
Federal	$17	$(130)	$119
State	14	22	38
Total	31	(108)	157
Total income tax expense	$52	$182	$98

The differences between the Company’s effective income tax rate and the U.S. federal income tax statutory rate were as follows:

	Years Ended December 31,
	2015	2014	2013
	(Restated)	(Restated)
Computed statutory income tax expense (benefit) at 35%	$55	$50	$(165)
Changes in income taxes resulting from:
Premium on debt retirement	—	(10)	—
State income taxes, net of federal income tax benefit	9	36	21
Non-deductible goodwill impairment	—	—	241
Non-deductible goodwill included in the Lake Charles LNG Transaction	—	105	—
Audit settlements	(7)	—	—
Other	(5)	1	1
Income tax expense	$52	$182	$98
Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  The table below summarizes the principal components of the Company’s deferred tax assets (liabilities) as follows:

	December 31,
	2015	2014
	(Restated)	(Restated)
Deferred income tax assets:
Other postretirement benefits	$5	$5
Debt amortization	57	41
Other	32	27
Total deferred income tax assets	94	73
Valuation allowance	(2)	(2)
Net deferred income tax assets (included within other non-current assets, net)	$92	$71

Deferred income tax liabilities:
Property, plant and equipment	$(796)	$(794)
Investment in unconsolidated affiliates	(20)	(810)
Other	(1)	(6)
Total deferred income tax liabilities	(817)	(1,610)
Net deferred income tax liability	$(725)	$(1,539)

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

12.	QUARTERLY FINANCIAL DATA (UNAUDITED) (RESTATED):
The tables below summarize the Company’s restated historical Consolidated Statements of Operations and Consolidated Balance Sheets for the interim quarters impacted by the restatement.
Consolidated Statements of Operations

	Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Total
OPERATING REVENUES:
Transportation and storage of natural gas	$149	$123	$121	$135	$528
Other	6	5	5	4	20
Total operating revenues	155	128	126	139	548
OPERATING EXPENSES:
Cost of natural gas and other energy	2	1	1	—	4
Operating and maintenance	53	50	56	57	216
General and administrative	12	11	12	7	42
Depreciation and amortization	35	35	31	32	133
Total operating expenses	102	97	100	96	395
OPERATING INOMCE (LOSS)	53	31	26	43	153
OTHER INCOME (EXPENSE):
Interest expense, net	(13)	(12)	(13)	(12)	(50)
Equity in earnings (losses) of unconsolidated affiliates	4	(6)	28	—	26
Interest income - affiliates	—	1	6	16	23
Other, net	(1)	5	1	—	5
Total other income (expense),net	(10)	(12)	22	4	4
INCOME (LOSS) FROM BEFORE INCOME TAX EXPENSE	43	19	48	47	157
Income tax expense	12	—	23	17	52
NET INCOME (LOSS)	31	19	25	30	105
less: Net income (loss) attributable to noncontrolling interest	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	$31	$19	$25	$30	$105

	Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Total

OPERATING REVENUES:
Transportation and storage of natural gas	$170	$122	$125	$138	$555
Other	8	6	7	5	26
Total operating revenues	178	128	132	143	581
OPERATING EXPENSES:
Cost of natural gas and other energy	—	2	1	—	3
Operating and maintenance	47	49	55	58	209
General and administrative	10	11	12	13	46
Depreciation and amortization	31	32	33	34	130
Total operating expenses	88	94	101	105	388
OPERATING INOMCE (LOSS)	90	34	31	38	193
OTHER INCOME (EXPENSE):
Interest expense, net	(12)	(19)	(15)	(20)	(66)
Equity in earnings (losses) of unconsolidated affiliates	(8)	6	9	(19)	(12)
Interest income - affiliates	5	7	5	6	23
Other, net	(4)	2	1	6	5
Total other income (expense),net	(19)	(4)	—	(27)	(50)
INCOME (LOSS) FROM BEFORE INCOME TAX EXPENSE	71	30	31	11	143
Income tax expense	104	23	8	47	182
NET INCOME (LOSS)	(33)	7	23	(36)	(39)
less: Net income (loss) attributable to noncontrolling interest	6	—	—	—	6
NET INOME (LOSS) ATTRIBUTABLE TO PARTNERS	$(39)	$7	$23	$(36)	$(45)

Consolidated Balance Sheets

	As of
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$47	$65	$30	$3
Accounts receivable, net	51	40	41	48
Accounts receivable from related companies	42	54	120	172
Exchanges receivable	12	10	9	5
Inventories	83	106	99	113
Other current assets	13	13	15	9
Total current assets	248	288	314	350

Property, plant and equipment	3,403	3,428	3,456	3,338
Accumulated depreciation	(292)	(319)	(342)	(286)
Net property, plant and equipment	3,111	3,109	3,114	3,052

Investments in unconsolidated affiliates	1,428	1,404	15	15
Other non-current assets, net	110	116	127	122
Advances to affiliates	40	40	—	258
Note receivable from related party	40	40	1,369	574
Goodwill	1,152	1,152	923	923
Total assets	$6,129	$6,149	$5,862	$5,294

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Current maturities of long-term debt	$1	$1	$1	$1
Accounts payable and accrued liabilities	2	4	4	3
Accounts payable to related parties	39	34	63	125
Exchanges payable	76	91	83	94
Accrued interest	24	12	24	12
Customer advances and deposits	8	11	9	9
Other current liabilities	54	59	60	55
Total current liabilities	204	212	244	299

Long-term debt, less current maturities	1,184	1,178	1,172	1,165
Deferred income taxes	1,542	1,534	779	725
Advances from affiliates	—	—	566	—
Other non-current liabilities	279	284	289	222
Partners' capital:
Partners' capital	2,920	2,940	2,812	2,881
Accumulated other comprehensive income	—	1	1	2
Total partners' capital	2,920	2,941	2,813	2,883
Total liabilities and partners' capital	$6,129	$6,149	$5,862	$5,294

	As of
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$74	$32	$55	$32
Accounts receivable, net	55	51	51	58
Accounts receivable from related companies	33	57	30	128
Exchanges receivable	62	45	17	11
Inventories	160	147	115	119
Other current assets	15	20	48	10
Total current assets	399	352	316	358

Property, plant and equipment	3,316	3,331	3,360	3,395
Accumulated depreciation	(192)	(215)	(243)	(269)
Net property, plant and equipment	3,124	3,116	3,117	3,126

Investments in unconsolidated affiliates	1,502	1,488	1,480	1,443
Other non-current assets, net	95	105	106	109
Advances to affiliates	—	—	—	—
Note receivable from related party	386	386	386	—
Goodwill	1,152	1,152	1,152	1,152
Total assets	$6,658	$6,599	$6,557	$6,188

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Current maturities of long-term debt	$1	$1	$1	$1
Accounts payable and accrued liabilities	2	5	4	6
Accounts payable to related parties	467	452	463	43
Exchanges payable	214	179	117	114
Accrued interest	24	12	24	12
Customer advances and deposits	16	21	13	10
Other current liabilities	52	57	66	56
Total current liabilities	776	727	688	242

Long-term debt, less current maturities	1,203	1,201	1,195	1,189
Deferred income taxes	1,467	1,467	1,458	1,539
Advances from affiliates	—	—	—	51
Other non-current liabilities	282	294	296	278
Partners' capital:
Partners' capital	2,928	2,908	2,918	2,889
Accumulated other comprehensive income	2	2	2	—
Total partners' capital	2,930	2,910	2,920	2,889
Total liabilities and partners' capital	$6,658	$6,599	$6,557	$6,188