Form 10-Q/A
period 2016-03-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2016-08-08
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

As noted in the Form 8-K filed August 4, 2016, we are filing this Amendment No. 1 to our Form 10-Q (“Form 10-Q/A”) for the three months ended March 31, 2016, which was originally filed on May 6, 2016 (“Original Filing”), to restate our consolidated financial statements as of and for the three months ended March 31, 2016 and to amend related disclosures, including our controls and procedures. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of Items 1, 2 and 4. Unaffected items have not been repeated in this Form 10-Q/A.
In connection with the preparation of the Form 10-Q for the three and six months ended June 30, 2016, the Company determined that, due to certain clerical errors, the state tax rate utilized to calculate the tax provision for the Company was incorrect, resulting in income tax expense being understated by $20 million and $36 million for the years ended December 31, 2015 and 2014, respectively, and overstated by $1 million for the three months ended March 31, 2016. As a result, we have restated our consolidated financial statements, consolidated financial information and notes to the consolidated financial statements as of and for the years ended December 31, 2015 and 2014. The Company has separately filed a Form 10-K/A to restate certain amounts attributable to income tax related misstatements for the years ended December 31, 2015 and 2014.
As a result of the item described above, we have restated consolidated financial statements, consolidated financial information and notes to the consolidated financial statements included in the Form 10-Q/A as of and for the three months ended March 31, 2016.
With respect to the Original Filing, unrelated to the matter discussed above, the Company determined that interest income - affiliates was overstated by $9 million and income tax expense was overstated by $3 million for the three months ended March 31, 2016. The net impact of correcting this error is a $6 million decrease to net income for the three months ended March 31, 2016. As we are amending this filing due to the restatement described above, we are also including an adjustment for this immaterial correction.
Management has concluded that the Company’s disclosure controls and procedures over financial reporting were not effective as of March 31, 2016. Management is evaluating the changes to the design of the internal controls related to income tax and anticipates remediation as of September 30, 2016. A description of the material weakness in internal controls related to income tax, and the related remediation is disclosed in Item 4 of this Form 10-Q/A.
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

i

FORM 10-Q

PANHANDLE EASTERN PIPE LINE COMPANY, LP

ii

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Panhandle Eastern Pipe Line Company, LP and its subsidiaries (“PEPL” or the “Company”) in periodic press releases and some oral statements of Panhandle officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I — Item 1A. Risk Factors” in the Company’s Report on Form 10-K/A for the year ended December 31, 2015 filed with the Securities and Exchange Commission on August 8, 2016.
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

iii

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2016	December 31, 2015
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$22	$3
Accounts receivable, net	45	48
Accounts receivable from related companies	72	172
Exchanges receivable	6	5
Inventories	89	113
Other current assets	7	9
Total current assets	241	350

Property, plant and equipment	3,326	3,338
Accumulated depreciation	(300)	(286)
	3,026	3,052

Other non-current assets, net	137	137
Advances to affiliates	258	258
Notes receivable from related parties	678	574
Goodwill	923	923
Total assets	$5,263	$5,294

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2016	December 31, 2015
	(Restated)	(Restated)
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$1	$1
Accounts payable and accrued liabilities	8	3
Accounts payable to related companies	89	125
Exchanges payable	72	94
Accrued interest	25	12
Customer advances and deposits	9	9
Other current liabilities	47	55
Total current liabilities	251	299

Long-term debt, less current maturities	1,160	1,165
Deferred income taxes	726	725
Other non-current liabilities	212	222
Commitments and contingencies

Partners’ capital:
Partners’ capital	2,912	2,881
Accumulated other comprehensive income	2	2
Total partners’ capital	2,914	2,883
Total liabilities and partners’ capital	$5,263	$5,294

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2016	2015
	(Restated)	(Restated)
OPERATING REVENUES:
Transportation and storage of natural gas	$136	$149
Other	5	6
Total operating revenues	141	155
OPERATING EXPENSES:
Cost of natural gas and other energy	1	2
Operating and maintenance	50	53
General and administrative	10	12
Depreciation and amortization	32	35
Total operating expenses	93	102
OPERATING INCOME	48	53
OTHER INCOME (EXPENSE):
Interest expense, net	(13)	(13)
Equity in earnings of unconsolidated affiliates	—	4
Interest income — affiliates	7	—
Other, net	1	(1)
Total other income (expense), net	(5)	(10)
INCOME BEFORE INCOME TAX EXPENSE	43	43
Income tax expense	12	12
NET INCOME	$31	$31

COMPREHENSIVE INCOME	$31	$31

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2015 (Restated)	$2,881	$2	$2,883
Net income (Restated)	31	—	31
Balance, March 31, 2016 (Restated)	$2,912	$2	$2,914

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2016	2015
	(Restated)	(Restated)
OPERATING ACTIVITIES:
Net income	$31	$31
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	32	35
Deferred income taxes	1	—
Amortization of deferred financing fees	(6)	(6)
Income from unconsolidated affiliates	—	(4)
Distributions of earnings received from unconsolidated affiliates	—	4
Other non-cash	2	6
Changes in operating assets and liabilities	65	4
Net cash flows provided by operating activities	125	70
INVESTING ACTIVITIES:
Capital expenditures	(2)	(29)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	14
Repayment of note receivable from related party	6	—
Note receivable issued to related party	(110)	(40)
Net cash flows used in investing activities	(106)	(55)
Net change in cash and cash equivalents	19	15
Cash and cash equivalents, beginning of period	3	32
Cash and cash equivalents, end of period	$22	$47

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
Basis of Presentation
The unaudited financial information included in this Form 10-Q/A has been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015. In the opinion of the Company’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
Restatement of Previously Issued Financial Statements
In connection with the preparation of the Form 10-Q for the three and six months ended June 30, 2016, the Company determined that, due to certain clerical errors, the state tax rate utilized to calculate the tax provision for the Company was incorrect, resulting in income tax expense being understated by $20 million and $36 million for the years ended December 31, 2015 and 2014, respectively, and overstated by $1 million for the three months ended March 31, 2016. As a result, we have restated our consolidated financial statements, consolidated financial information and notes to the consolidated financial statements as of and for the years ended December 31, 2015 and 2014. The Company has separately filed a Form 10-K/A to restate certain amounts attributable to income tax related misstatements for the years ended December 31, 2015 and 2014. As a result, we have restated our consolidated financial statements, consolidated financial information and notes to the consolidated financial statements as of and for the years ended December 31, 2015 and for the three months ended March 31, 2016 and 2015.

Unrelated to the matter above, the Company determined that interest income - affiliates was overstated by $9 million and income tax expense was overstated by $3 million for the three months ended March 31, 2016. The net impact of correcting this error is a $6 million decrease to net income for the three months ended March 31, 2016. As we are amending this filing due to the restatement described above, we are also including an adjustment for this immaterial correction.

The effects of the revisions in the consolidated balance sheet as of March 31, 2016 is summarized in the following table:

	March 31, 2016
	Previously Reported	As Restated
Accounts receivable from related companies	$77	$72
Total current assets	246	241

Notes receivable from related parties	682	678
Total assets	5,272	5,263

Accounts payable to related companies	66	89
Total current liabilities	228	251

Deferred income taxes	697	726
Total partners’ capital	2,975	2,914
The effects of the revisions in the consolidated statements of operations and comprehensive income for the three months ended March 31, 2016 is summarized in the following table:

	Three months ended March 31, 2016
	Previously Reported	As Restated
Interest income - affiliates	$16	$7
Total other income (expense), net	4	(5)
Income before income tax expense	52	43
Income tax expense	16	12
Net income	36	31
Comprehensive income	36	31
The effects of the revisions in the consolidated statements of cash flows for the three months ended March 31, 2016 is summarized in the following table:

	Three months ended March 31, 2016
	Previously Reported	As Restated
Net income	$36	$31
Deferred income taxes	2	1
Changes in operating assets and liabilities	63	65
Net cash flows provided by operating activities	129	125
Repayment of note receivable from related party	2	6
Net cash flow used in investing activities	(110)	(106)

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
The following table provides a summary of the related party activity included in our consolidated statements of operations:

	Three Months Ended March 31,
	2016	2015
	(Restated)
Operating revenues	$5	$5
Operating and maintenance	4	4
General and administrative	7	8
Interest income — affiliates	7	—
Income from unconsolidated affiliates	—	4
The Company received $18 million in cash distributions related to its investment in ETP during the three months ended March 31, 2015.

3.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES
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
For the three months ended March 31, 2016 and March 31, 2105, the effective rate differed from the federal statutory rate of 35% primarily due to state income taxes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar amounts are in millions)
The information in Item 2 has been prepared pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q. Accordingly, this Item 2 includes only management’s narrative analysis of the results of operations and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A; (ii) our Annual Report on Form 10-K/A for the year ended December 31, 2015 filed with the SEC on August 8, 2016; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2015 Form 10-K/A.
RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015
	(Restated)	(Restated)
OPERATING REVENUES:
Transportation and storage of natural gas	$136	$149
Other	5	6
Total operating revenues	141	155
OPERATING EXPENSES:
Cost of natural gas and other energy	1	2
Operating and maintenance	50	53
General and administrative	10	12
Depreciation and amortization	32	35
Total operating expenses	93	102
OPERATING INCOME	48	53
OTHER INCOME (EXPENSE):
Interest expense, net	(13)	(13)
Equity in earnings of unconsolidated affiliates	—	4
Interest income — affiliates	7	—
Other, net	1	(1)
Total other income (expense), net	(5)	(10)
INCOME BEFORE INCOME TAX EXPENSE	43	43
Income tax expense	12	12
NET INCOME	$31	$31
Panhandle natural gas volumes transported (TBtu):
PEPL	164	167
Trunkline	133	202
Sea Robin	25	27
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
Income Taxes. For the three months ended March 31, 2016 and March 31, 2105, the statutory rate differed from the the federal statutory rate of 35% primarily due to state income taxes.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that, due to the material weakness described below, our disclosure controls and procedures were not effective as of March 31, 2016.
In connection with the preparation of the Form 10-Q for the three and six months ended June 30, 2016, the Company determined that, due to certain clerical errors, the state tax rate utilized to calculate the tax provision for the Company was incorrect, resulting in income tax expense being understated by $20 million and $36 million for the years ended December 31, 2015 and 2014, respectively, and overstated by $1 million for the three months ended March 31, 2016. As a result, we have restated our consolidated financial statements, consolidated financial information and notes to the consolidated financial statements as of and for the years ended December 31, 2015 and 2014. The Company has separately filed a Form 10-K/A to restate certain amounts attributable to income tax related misstatements for the years ended December 31, 2015 and 2014. The errors did not impact any periods prior to January 1, 2014.
As a result of the item described above, we have restated consolidated financial statements, consolidated financial information and notes to the consolidated financial statements as of and for the three months ended March 31, 2016, included in this Form 10-Q/A.
These clerical errors resulted from a deficiency in the procedures to review the tax models used in recording the Company’s tax provision. We have concluded that such deficiency constituted a material weakness in the Company’s internal controls. Management is in the process of remediating the internal controls weakness related to income tax and anticipates remediation as of September 30, 2016. Nevertheless, the Company may continue to report the above material weakness while sufficient evaluation of newly established procedures and controls occurs. Notwithstanding the material weakness, management has concluded that the consolidated financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.
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