Form 10-Q
period 2016-06-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2016-08-08
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

ii

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2016	December 31, 2015
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$18	$3
Accounts receivable, net	39	48
Accounts receivable from related companies	70	172
Exchanges receivable	5	5
Inventories	132	113
Other current assets	4	9
Total current assets	268	350

Property, plant and equipment	3,340	3,338
Accumulated depreciation	(324)	(286)
	3,016	3,052

Other non-current assets, net	143	137
Advances to affiliates	258	258
Notes receivable from related parties	685	574
Goodwill	923	923
Total assets	$5,293	$5,294

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2016	December 31, 2015
		(Restated)
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$1	$1
Accounts payable and accrued liabilities	12	3
Accounts payable to related companies	54	125
Exchanges payable	110	94
Accrued interest	12	12
Customer advances and deposits	10	9
Other current liabilities	53	55
Total current liabilities	252	299

Long-term debt, less current maturities	1,153	1,165
Deferred income taxes	741	725
Other non-current liabilities	217	222
Commitments and contingencies (Note 6)

Partners’ capital:
Partners’ capital	2,928	2,881
Accumulated other comprehensive income	2	2
Total partners’ capital	2,930	2,883
Total liabilities and partners’ capital	$5,293	$5,294

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		(Restated)		(Restated)
OPERATING REVENUES:
Transportation and storage of natural gas	$120	$123	$256	$272
Other	4	5	9	11
Total operating revenues	124	128	265	283
OPERATING EXPENSES:
Cost of natural gas and other energy	1	1	2	3
Operating and maintenance	52	50	102	103
General and administrative	8	11	18	23
Depreciation and amortization	33	35	65	70
Total operating expenses	94	97	187	199
OPERATING INCOME	30	31	78	84
OTHER INCOME (EXPENSE):
Interest expense, net	(12)	(12)	(25)	(25)
Equity in losses of unconsolidated affiliates	—	(6)	—	(2)
Interest income — affiliates	7	1	14	1
Other, net	(1)	5	—	4
Total other income (expense), net	(6)	(12)	(11)	(22)
INCOME BEFORE INCOME TAX EXPENSE	24	19	67	62
Income tax expense	9	—	21	12
NET INCOME	$15	$19	$46	$50

OTHER COMPREHENSIVE INCOME, NET OF TAX
Actuarial gain relating to postretirement benefit plans	—	—	—	1
	—	—	—	1
COMPREHENSIVE INCOME	$15	$19	$46	$51

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2015 (Restated)	$2,881	$2	$2,883
Unit-based compensation expense	1	—	1
Net income	46	—	46
Balance, June 30, 2016	$2,928	$2	$2,930

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2016	2015
		(Restated)
OPERATING ACTIVITIES:
Net income	$46	$50
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	65	70
Deferred income taxes	15	(8)
Amortization of deferred financing fees	(12)	(12)
Income from unconsolidated affiliates	—	2
Distributions of earnings received from unconsolidated affiliates	—	8
Other non-cash	5	7
Changes in operating assets and liabilities	31	(8)
Net cash flows provided by operating activities	150	109
INVESTING ACTIVITIES:
Capital expenditures	(24)	(65)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	29
Repayment of note receivable from related party	18	—
Note receivable issued to related party	(129)	(40)
Net cash flows used in investing activities	(135)	(76)
Net change in cash and cash equivalents	15	33
Cash and cash equivalents, beginning of period	3	32
Cash and cash equivalents, end of period	$18	$65

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
Restatement of Previously Issued Financial Statements
In connection with the preparation of the Form 10-Q for the three and six months ended June 30, 2016, the Company determined that, due to certain clerical errors, the state tax rate utilized to calculate the tax provision for the Company was incorrect, resulting in income tax expense being understated by $20 million and $36 million for the years ended December 31, 2015 and 2014, respectively, and overstated by $1 million for the three months ended March 31, 2016. As a result, we have restated our consolidated financial statements, consolidated financial information and notes to the consolidated financial statements as of and for the years ended December 31, 2015 and 2014. Certain amounts that were previously reported by the Company with respect to the periods presented herein have been restated.
Unrelated to the matter above, the Company determined that interest income - affiliates was overstated by $9 million and income tax expense was overstated by $3 million for the three months ended March 31, 2016. The net impact of correcting this error is a $6 million decrease to net income for the three months ended March 31, 2016. The Company has separately filed a Form 10-Q/A to restate certain amounts related to both matters noted, for the three months ended March 31, 2016 and 2015.
The effects of the revision in the consolidated statements of operations and comprehensive income for the three and six month periods ended June 30, 2015 are summarized in the following table:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Previously Reported	As Restated	Previously Reported	As Restated
Income tax expense	$25	$—	$37	$12
Net Income (Loss)	(6)	19	25	50
Comprehensive income (loss)	(6)	19	25	51

The effects of the revisions in the consolidated statements of cash flows for the three and six month periods ended June 30, 2015 are summarized in the following table:

	Six Months Ended June 30, 2015
	Previously Reported	As Restated
Net income	$25	$50
Deferred income taxes	17	(8)
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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact, if any, that adopting this new standard will have on the consolidated financial statements and related disclosures.

2.	RELATED PARTY TRANSACTIONS
Accounts receivable from related companies reflected on the consolidated balance sheets primarily related to services provided to ETE, ETP and other affiliates. Accounts payable to related companies reflected on the consolidated balance sheets related to various services provided by ETP and other affiliates.
The following table provides a summary of the related party activity included in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		(Restated)		(Restated)
Operating revenues	$4	$4	$9	$9
Operating and maintenance	3	4	7	8
General and administrative	7	8	14	16
Interest income — affiliates	7	1	14	1
Income from unconsolidated affiliates	—	(6)	—	(2)
The Company received $37 million in cash distributions related to its investment in ETP during the six months ended June 30, 2015.

3.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The Company’s investment in ETP consisted of 17.8 million ETP common units and was accounted for using the equity method. Effective September 1, 2015, the Company exchanged these ETP common units for a note receivable from a subsidiary of ETP in the amount of $1.37 billion. The note receivable accrues interest annually at 4.75% and is due on September 1, 2035. In connection with this transaction, the Company also recorded a reduction in goodwill of $229 million and net deferred tax liabilities of $825 million, which amounts were associated with the exchanged ETP common units as a result of previous transactions whereby the Company had acquired ETP common units in exchange for other assets. The balance of the note receivable from a subsidiary of ETP was $556 million at June 30, 2016.

4.	INCOME TAXES
For the six months ended June 30, 2016, the effective rate differed from the federal statutory rate of 35% was primarily due to state income taxes. For the six months ended June 30, 2015, the effective rate differed from the federal statutory rate was primarily due to state income taxes and other federal permanent adjustments.

5.	FAIR VALUE MEASURES
The Company did not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2016 or December 31, 2015. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to their short-term maturities. Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations at June 30, 2016 and December 31, 2015 was $1.13 billion and $1.20 billion, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities. The Company did not have any Level 3 instruments measured at fair value at June 30, 2016 or December 31, 2015, and there were no transfers between hierarchy levels.

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
FERC Audit
In March 2016, the FERC commenced an audit of Trunkline for the period from January 1, 2013 to present to evaluate Trunkline’s compliance with the requirements of its FERC gas tariff, the accounting regulations of the Uniform System of Accounts as prescribed by the FERC, and the FERC’s annual reporting requirements. The audit is ongoing.
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

	June 30, 2016	December 31, 2015
		(Restated)
Current	$—	$—
Non-current	2	3
Total environmental liabilities	$2	$3

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
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of June 30, 2016 and December 31, 2015, the Company has litigation and other claim-related accrued liabilities of $21 million and $22 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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
RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2016	2015
		(Restated)
OPERATING REVENUES:
Transportation and storage of natural gas	$256	$272
Other	9	11
Total operating revenues	265	283
OPERATING EXPENSES:
Cost of natural gas and other energy	2	3
Operating and maintenance	102	103
General and administrative	18	23
Depreciation and amortization	65	70
Total operating expenses	187	199
OPERATING INCOME	78	84
OTHER INCOME (EXPENSE):
Interest expense, net	(25)	(25)
Equity in losses of unconsolidated affiliates	—	(2)
Interest income — affiliates	14	1
Other, net	—	4
Total other income (expense), net	(11)	(22)
INCOME BEFORE INCOME TAX EXPENSE	67	62
Income tax expense	21	12
NET INCOME	$46	$50
Panhandle natural gas volumes transported (TBtu):
PEPL	313	308
Trunkline	255	356
Sea Robin	46	56
Operating Revenues. Operating revenues decreased for the six months ended June 30, 2016 compared to the same period in the prior year primarily due to the transfer of one of the pipelines at Trunkline that was taken out of service during the third quarter of 2015 in advance of being repurposed from natural gas service to crude oil service.
Equity in losses of unconsolidated affiliates. Equity in losses of unconsolidated affiliates decreased for the six months ended June 30, 2016 compared to the same period in the prior year due to the exchange of the Company’s investment in ETP for a note receivable from a subsidiary of ETP effective September 1, 2015. The losses for the six months ended June 30, 2015 reflects the Company’s losses related to its investment in ETP.

Interest Income - Affiliates. Interest income from affiliates increased for the six months ended June 30, 2016 compared to the same period in the prior year due to the note receivable with a subsidiary of ETP and a note receivable with ETP, effective September 2015 and February 2016, respectively.
Income Taxes. For the six months ended June 30, 2016, the effective rate differed from the federal statutory rate of 35% was primarily due state income taxes. For the six months ended June 30, 2015, the effective rate differed from the federal statutory rate was primarily due state income taxes and other federal permanent adjustments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that, due to the material weakness described below, our disclosure controls and procedures were not effective as of June 30, 2016.
In connection with the preparation of the Form 10-Q for the three and six months ended June 30, 2016, the Company determined that, due to certain clerical errors, the state tax rate utilized to calculate the tax provision for the Company was incorrect, resulting in income tax expense being understated by $20 million and $36 million for the years ended December 31, 2015 and 2014, respectively, and overstated by $1 million for the three months ended March 31, 2016. As a result, we have restated our consolidated financial statements, consolidated financial information and notes to the consolidated financial statements as of and for the years ended December 31, 2015 and 2014. The Company has separately filed a Form 10-K/A to restate certain amounts attributable to income tax related misstatements for the years ended December 31, 2015 and 2014. The errors did not impact any periods prior to January 1, 2014. The Company has also separately filed a Form 10-Q/A to for the three months ended March 31, 2016 and 2015.
As a result of the item described above, we have restated consolidated financial statements, consolidated financial information and notes to the consolidated financial statements as of and for the three and six months ended June 30, 2015, included in this Form 10-Q. The impact of these errors caused a change to the Company’s previously reported income tax expense of $25 million and $37 million for the three and six months ended June 30, 2015, respectively.
These clerical errors resulted from a deficiency in the procedures to review the tax models used in recording the Company’s tax provision. We have concluded that such deficiency constituted a material weakness in the Company’s internal controls. Management is in the process of remediating the internal controls weakness related to income tax and anticipates remediation as of September 30, 2016. Nevertheless, the Company may continue to report the above material weakness while sufficient evaluation of newly established procedures and controls occurs. Notwithstanding the material weakness, management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K/A filed with the SEC on August 8, 2016.
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