Form 10-Q
period 2016-09-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2016-11-09
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2016	December 31, 2015
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$5	$3
Accounts receivable, net	42	48
Accounts receivable from related companies	7	172
Exchanges receivable	11	5
Inventories	123	113
Other current assets	5	9
Total current assets	193	350

Property, plant and equipment	3,352	3,338
Accumulated depreciation	(340)	(286)
	3,012	3,052

Other non-current assets, net	147	137
Advances to affiliates	255	258
Notes receivable from related parties	265	574
Goodwill	923	923
Total assets	$4,795	$5,294

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2016	December 31, 2015
		(Restated)
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$1	$1
Accounts payable and accrued liabilities	8	3
Accounts payable to related companies	54	125
Exchanges payable	109	94
Accrued interest	25	12
Customer advances and deposits	10	9
Other current liabilities	45	55
Total current liabilities	252	299

Long-term debt, less current maturities	1,147	1,165
Deferred income taxes	771	725
Other non-current liabilities	222	222
Commitments and contingencies

Partners’ capital:
Partners’ capital	2,401	2,881
Accumulated other comprehensive income	2	2
Total partners’ capital	2,403	2,883
Total liabilities and partners’ capital	$4,795	$5,294

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		(Restated)		(Restated)
OPERATING REVENUES:
Transportation and storage of natural gas	$115	$121	$371	$393
Other	5	5	14	16
Total operating revenues	120	126	385	409
OPERATING EXPENSES:
Cost of natural gas and other energy	—	1	2	4
Operating and maintenance	53	56	155	159
General and administrative	11	12	29	35
Depreciation and amortization	33	31	98	101
Total operating expenses	97	100	284	299
OPERATING INCOME	23	26	101	110
OTHER INCOME (EXPENSE):
Interest expense, net	(12)	(13)	(37)	(38)
Equity in earnings of unconsolidated affiliates	—	28	—	26
Interest income — affiliates	9	6	23	7
Other, net	—	1	—	5
Total other income (expense), net	(3)	22	(14)	—
INCOME BEFORE INCOME TAX EXPENSE	20	48	87	110
Income tax expense	7	23	28	35
NET INCOME	$13	$25	$59	$75

OTHER COMPREHENSIVE INCOME, NET OF TAX
Actuarial gain relating to postretirement benefit plans	—	—	—	1

COMPREHENSIVE INCOME	$13	$25	$59	$76

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2015 (Restated)	$2,881	$2	$2,883
Distribution to partners	(541)	—	(541)
Unit-based compensation expense	2	—	2
Net income	59	—	59
Balance, September 30, 2016	$2,401	$2	$2,403

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
		(Restated)
OPERATING ACTIVITIES:
Net income	$59	$75
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	98	101
Deferred income taxes	45	48
Amortization of deferred financing fees	(18)	(17)
Income from unconsolidated affiliates	—	(26)
Distributions of earnings received from unconsolidated affiliates	—	9
Other non-cash	8	10
Changes in operating assets and liabilities	110	(23)
Net cash flows provided by operating activities	302	177
INVESTING ACTIVITIES:
Capital expenditures	(70)	(99)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	45
Repayment of note receivable from related party	35	40
Note receivable issued to related party	(265)	(40)
Net cash flows used in investing activities	(300)	(54)
FINANCING ACTIVITIES:
Distributions to partners	—	(125)
Net cash flows used in financing activities	—	(125)
Net change in cash and cash equivalents	2	(2)
Cash and cash equivalents, beginning of period	3	32
Cash and cash equivalents, end of period	$5	$30

NON-CASH ACTIVITIES:
Distribution for settlement of note receivable from related party	$541	$—

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
Restatement of Previously Issued Financial Statements
In connection with the preparation of the Form 10-Q for the three and six months ended June 30, 2016, the Company determined that, due to certain clerical errors, the state tax rate utilized to calculate the tax provision for the Company was incorrect, resulting in income tax expense being understated by $20 million and $36 million for the years ended December 31, 2015 and 2014, respectively. As a result, the Company restated the consolidated financial statements, consolidated financial information and notes to the consolidated financial statements as of and for the years ended December 31, 2015 and 2014. Certain amounts that were previously reported by the Company with respect to the periods presented herein have been restated.
The effects of the revision in the consolidated statements of operations and comprehensive income for the three and nine month periods ended September 30, 2015 are summarized in the following table:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Previously Reported	As Restated	Previously Reported	As Restated
Income tax expense (benefit)	$(28)	$23	$9	$35
Net income	76	25	101	75
Comprehensive income	76	25	102	76
The effects of the revisions in the consolidated statements of cash flows for the nine month period ended September 30, 2015 are summarized in the following table:

	Nine Months Ended September 30, 2015
	Previously Reported	As Restated
Net income	$101	$75
Deferred income taxes	22	48

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
The following table provides a summary of the related party activity included in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenues	$4	$4	$13	$13
Operating and maintenance	4	4	11	12
General and administrative	6	8	20	24
Interest income — affiliates	9	6	23	7
Equity in earnings of unconsolidated affiliates	—	28	—	26
The Company received $54 million in cash distributions related to its investment in ETP during the nine months ended September 30, 2015.
As discussed in Note 3, the Company settled a note receivable from a subsidiary of ETP through a non-cash distribution during the three months ended September 30, 2016.

3.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The Company’s investment in ETP consisted of 17.8 million ETP common units and was accounted for using the equity method. Effective September 1, 2015, the Company exchanged these ETP common units for a note receivable from a subsidiary of ETP in the amount of $1.37 billion. The note receivable accrued interest annually at 4.75% and was due on September 1, 2035. On August 31, 2016, the remaining balance of $541 million on the note receivable and related accrued interest from a subsidiary of ETP was settled through a non-cash distribution.

4.	FAIR VALUE MEASURES
The Company did not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2016 or December 31, 2015. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to their short-term maturities. Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations at September 30, 2016 and December 31, 2015 was $1.14 billion and $1.20 billion, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities. The Company did not have any Level 3 instruments measured at fair value at September 30, 2016 or December 31, 2015, and there were no transfers between hierarchy levels.

5.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
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

	September 30, 2016	December 31, 2015
Current	$—	$—
Non-current	2	3
Total environmental liabilities	$2	$3
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
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of September 30, 2016 and December 31, 2015, the Company has litigation and other claim-related accrued liabilities of $21 million and $22 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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
RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	2016	2015
		(Restated)
OPERATING REVENUES:
Transportation and storage of natural gas	$371	$393
Other	14	16
Total operating revenues	385	409
OPERATING EXPENSES:
Cost of natural gas and other energy	2	4
Operating and maintenance	155	159
General and administrative	29	35
Depreciation and amortization	98	101
Total operating expenses	284	299
OPERATING INCOME	101	110
OTHER INCOME (EXPENSE):
Interest expense, net	(37)	(38)
Equity in earnings of unconsolidated affiliates	—	26
Interest income — affiliates	23	7
Other, net	—	5
Total other income (expense), net	(14)	—
INCOME BEFORE INCOME TAX EXPENSE	87	110
Income tax expense	28	35
NET INCOME	$59	$75
Panhandle natural gas volumes transported (TBtu):
PEPL	458	450
Trunkline	369	501
Sea Robin	64	86
Operating Revenues. Operating revenues decreased for the nine months ended September 30, 2016 compared to the same period in the prior year due to the transfer of one of Trunkline’s pipelines that was taken out of service during the third quarter of 2015 in advance of being repurposed from natural gas service to crude oil service, lower reservation revenues on the Panhandle and Trunkline pipelines due to capacity sold at lower rates and declines in production and third party maintenance on the Sea Robin Pipeline. These decreases were partially offset by higher parking revenues on the Panhandle and Trunkline pipelines.

General and administrative. General and administrative decreased for the nine months ended September 30, 2016 compared to the same period in the prior year due to lower allocated costs, insurances proceeds and a refund of franchise taxes.
Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates decreased for the nine months ended September 30, 2016 compared to the same period in the prior year due to the exchange of the Company’s investment in ETP for a note receivable from a subsidiary of ETP effective September 1, 2015. The earnings for the nine months ended September 30, 2015 reflects the Company’s earnings related to its investment in ETP through September 1, 2015.
Interest Income - Affiliates. Interest income from affiliates increased for the nine months ended September 30, 2016 compared to the same period in the prior year due to the issuances of notes receivable with ETP and a subsidiary of ETP, effective February 2016 and September 2015, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that, due to the material weakness described below, our disclosure controls and procedures were not effective as of September 30, 2016.
In connection with the preparation of the Form 10-Q for the three and six months ended June 30, 2016, the Company determined that, due to certain clerical errors, the state tax rate utilized to calculate the tax provision for the Company was incorrect, resulting in income tax expense being understated by $20 million and $36 million for the years ended December 31, 2015 and 2014, respectively, and overstated by $1 million for the three months ended March 31, 2016. As a result, the Company restated the consolidated financial statements, consolidated financial information and notes to the consolidated financial statements as of and for the years ended December 31, 2015 and 2014. The Company filed a Form 10-K/A on August 8, 2016. The errors did not impact any periods prior to January 1, 2014.
As a result of the item described above, the Company restated the consolidated financial statements, consolidated financial information and notes to the consolidated financial statements as of and for the three and nine months ended September 30, 2015, included in this Form 10-Q. The impact of these errors caused a change to the Company’s previously reported income tax expense (benefit) of ($28) million and $9 million for the three and nine months ended September 30, 2015, respectively.
These clerical errors resulted from a deficiency in the procedures to review the tax models used in recording the Company’s tax provision. We have concluded that such deficiency constituted a material weakness in the Company’s internal controls. During the three months ended September 30, 2016, management revised the process for reviewing the tax models used in recording the Company’s tax provision. Nevertheless, the Company continues to report the above material weakness while sufficient evaluation of newly established procedures and controls occurs. Notwithstanding the material weakness, management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
Other than described above, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Note 5 in this Quarterly Report on Form 10-Q and in Note 11 in the Company’s Form 10-K for the year ended December 31, 2015.
The Company is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites. As a result, the Company is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters. For information regarding these matters, see Note 5 in this Quarterly Report on Form 10-Q and Note 11 included in the Company’s Form 10-K for the year ended December 31, 2015.
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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	November 9, 2016	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President and Controller (duly authorized to sign on behalf of the registrant)