Form 10-K
period 2016-12-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2017-02-24
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Panhandle Eastern Pipe Line Company, LP, and its subsidiaries (“PEPL” or the “Company”) in periodic press releases and some oral statements of Panhandle officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, estimated or expressed, forecasted, projected or expected in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I – Item 1A. Risk Factors” included in this annual report.
Definitions
The abbreviations, acronyms and industry terminology used in this annual report on Form 10-K are defined as follows:

/d	per day

ARO	Asset retirement obligation

Bcf	Billion cubic feet

EPA	United States Environmental Protection Agency

ETE	Energy Transfer Equity, L.P.

ETP	Energy Transfer Partners, L.P., a subsidiary of ETE

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

Lake Charles LNG	Lake Charles LNG Company, LLC

LIBOR	London Interbank Offered Rate

LNG	Liquefied natural gas

NGL	Natural gas liquids

PCBs	Polychlorinated biphenyls

PEPL	Panhandle Eastern Pipe Line Company, LP

PEPL Holdings	PEPL Holdings, LLC

PRPs	Potentially responsible parties

Regency	Regency Energy Partners LP, a subsidiary of ETP

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	United States Securities and Exchange Commission

Southern Union	Southern Union Company

ii

Southwest Gas	Pan Gas Storage LLC (d.b.a. Southwest Gas)

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC

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
The Company earns most of its revenue by entering into firm transportation and storage contracts, providing capacity for customers to transport and store natural gas in its facilities.  The Company provides firm transportation services under contractual arrangements to local distribution company customers and their affiliates, natural gas marketers, producers, other pipelines, electric power generators and a variety of end-users.  The Company’s pipelines offer both firm and interruptible transportation to customers on a short-term and long-term basis.  Demand for natural gas transmission on the Company’s pipeline systems peaks during the winter months, with the highest throughput and a higher portion of annual total operating revenues occurring during the first and fourth calendar quarters.  Average reservation revenue rates realized by the Company are dependent on certain factors, including but not limited to rate regulation, customer demand for capacity, and capacity sold for a given period and, to an extent, utilization of capacity.  Commodity or utilization revenues, which are more variable in nature, are dependent upon a number of factors including weather, storage and pipeline capacity availability levels, and customer demand for firm and interruptible services, including parking services.  The majority of PEPL’s revenues are related to firm capacity reservation charges, of which reservation charges accounted for 89% of total revenues in 2016.
The following table provides a summary of pipeline transportation (including deliveries made throughout the Company’s pipeline network) in TBtu:

	Years Ended December 31,
	2016	2015
PEPL transportation	609	607
Trunkline transportation	480	633
Sea Robin transportation	85	113

The following table provides a summary of certain statistical information associated with the Company at December 31, 2016:

Approximate Miles of Pipelines
PEPL	6,000
Trunkline	2,000
Sea Robin	1,000
Peak Day Delivery Capacity (Bcf/d)
PEPL	2.8
Trunkline	0.9
Sea Robin	2.0
Underground Storage Capacity-Owned (Bcf)	68.1
Underground Storage Capacity-Leased (Bcf)	28.8
Weighted Average Remaining Life in Years of Firm Transportation Contracts (1)
PEPL	4.5
Trunkline	7.6
Sea Robin (2)	N/A
Weighted Average Remaining Life in Years of Firm Storage Contracts (1)
PEPL	6.9
Trunkline	3.4

(1)	Weighted by firm capacity volumes.

(2)	Sea Robin’s contracts are primarily interruptible, with only four firm contracts in place.
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
For additional information regarding the Company’s regulation and rates, see “Item 1. Business – Environmental” and “Item 1A.  Risk Factors.”
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
Employees
At December 31, 2016, the Company had 542 employees.  Of these employees, 208 were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International AFL-CIO, CLC.  The current union contract expires on May 28, 2019.
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
The Company has a significant amount of debt outstanding.  As of December 31, 2016, debt on the consolidated balance sheets totaled $1.14 billion.
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
The ability of the Company to operate in certain geographic areas will depend on the Company’s success in maintaining existing rights-of-way and obtaining new rights-of-way. Securing additional rights-of-way is also critical to the Company’s ability to pursue expansion projects.  Even though the Company generally has the right of eminent domain, the Company cannot assure that it will be able to acquire all of the necessary new rights-of-way or maintain access to existing rights-of-way upon the expiration of the current rights-of-way or that all of the rights-of-way will be obtainable in a timely fashion. The Company’s financial position could be adversely affected if the costs of new or extended rights-of-way materially increase or the Company is unable to obtain or extend the rights-of-way timely.
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

The absence of a quorum at FERC, if it persists, could limit our ability to construct new facilities and/or expand certain existing facilities, which could have a material and adverse impact on our business and result of operations.
The Federal Energy Regulatory Commission (“FERC” or the “Commission”) oversees, among other matters, the interstate sale at wholesale and transportation of natural gas, crude oil and refined petroleum products, as well as the construction and siting of liquefied natural gas, or LNG, facilities.  FERC’s authority includes reviewing proposals to site, construct, expand and/or retire interstate natural gas pipeline facilities.  As set forth in the Department of Energy Authorization Act (“DOE Act”), the Commission is composed of up to five Commissioners, who are to be appointed by the President and confirmed by the Senate.  The DOE Act requires that at least three Commissioners be present “for the transaction of business.”  Without such a quorum of three or more Commissioners, FERC is unable to act on matters that require a vote of its Commissioners.  Norman Bay, a FERC Commissioner and former Chairman of the Commission, resigned effective February 3, 2017.  With Commissioner Bay’s departure, only two FERC Commissioners remained in office, as there were already two vacancies prior to Commissioner Bay’s resignation.  FERC has therefore lacked the quorum required for its Commissioners to issues orders and take other actions since February 3.  While FERC staff may still issue certain routine or uncontested orders under authority delegated by the Commission while it had a quorum, and such delegated authority was broadened immediately prior to Commissioner Bay’s departure, FERC is currently unable to resolve contested cases or issue major new orders, such as certificates of public convenience and necessity for new interstate natural gas pipelines or the expansion of existing FERC-certificated pipelines.  The current limitations on FERC’s ability to act have not had a material effect on our operations, but if the absence of a quorum continues for a long enough period of time, our ability to construct new facilities and/or expand the capacity of our pipelines could be materially affected.  The absence of a quorum will continue until a new FERC Commissioner is nominated by the President and confirmed by the Senate, provided the two remaining FERC Commissioners remain in office.  The President has not yet nominated any new FERC Commissioners to fill the vacancies.
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
As of December 31, 2016, our consolidated balance sheet reflected $285 million of goodwill. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization.
The Company’s business could be affected adversely by union disputes and strikes or work stoppages by its unionized employees.
As of December 31, 2016, 208 of the Company’s 542 employees were represented by collective bargaining units under collective bargaining agreements.  Any future work stoppage could, depending on the affected operations and the length of the work stoppage, have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
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
Recent Developments
Investment in ETP
The Company’s investment in ETP, including common units from the Regency merger, consisted of 17.8 million ETP common units and was accounted for using the equity method. Effective September 1, 2015, the Company exchanged these ETP common units for a note receivable from a subsidiary of ETP in the amount of $1.37 billion. The note receivable accrued interest annually at 4.75% and was due on September 1, 2035. On August 31, 2016, the remaining balance of $541 million on the note receivable and related accrued interest from a subsidiary of ETP was settled through a non-cash distribution.

Results of Operations

	Years Ended December 31,
	2016	2015
OPERATING REVENUES:
Transportation and storage of natural gas	$496	$528
Other	18	20
Total operating revenues (1)	514	548
OPERATING EXPENSES:
Cost of natural gas and other energy	2	4
Operating and maintenance	209	216
General and administrative	39	42
Depreciation and amortization	130	133
Impairment losses	771	—
Total operating expenses	1,151	395
OPERATING INCOME (LOSS)	(637)	153
OTHER INCOME (EXPENSE):
Interest expense, net	(49)	(50)
Equity in earnings of unconsolidated affiliates	1	26
Interest income - affiliates	26	23
Other, net	—	5
Total other income (expense), net	(22)	4
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(659)	157
Income tax expense (benefit)	(13)	52
NET INCOME (LOSS)	(646)	105
Natural gas volumes transported (TBtu): (2)
PEPL	609	607
Trunkline	480	633
Sea Robin	85	113

(1)	Reservation revenues comprised 89% and 90% of total operating revenues for the years ended December 31, 2016 and 2015, respectively.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.
The following is a discussion of the significant items and variances impacting the Company’s net income during the periods presented above:

•
Operating Revenues. Operating revenues decreased for the year ended December 31, 2016 compared to the prior year due to the transfer of one of Trunkline’s pipelines that was taken out of service during the third quarter of 2015 in advance of being repurposed from natural gas service to crude oil service, lower reservation revenues on the Panhandle and Trunkline pipelines due to capacity sold at lower rates and declines in production and third party maintenance on the Sea Robin Pipeline. These decreases were partially offset by higher parking revenues on the Panhandle and Trunkline pipelines.

•
Impairment Losses. For the year ended December 31, 2016, the Company recorded a $133 million impairment related to Sea Robin property, plant and equipment and goodwill impairments of $590 million and $48 million related to the PEPL reporting unit and the Sea Robin reporting unit, respectively. These impairments were primarily due to decreases in projected future revenues and cash flows driven by declines in commodity prices and changes in the markets that these assets serve.

•
Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates decreased for the year ended December 31, 2016 compared to the prior year due to the exchange of the Company’s investment in ETP for a note receivable from a subsidiary of ETP effective September 1, 2015.

•
Income Taxes. The change in the effective rate for the year ended December 31, 2016 was primarily due to goodwill impairments, as discussed above, for which the Company does not recognize a tax benefit.

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
Contingencies and Regulatory Matters
See Note 11 to our consolidated financial statements.
Contractual Obligations
The following table summarizes the Company’s expected contractual obligations by payment due date as of December 31, 2016:

	Total	2017	2018	2019	2020	2021	2022 and thereafter
Operating leases (1)	$14	$3	$2	$2	$2	$2	$3
Total long-term debt (2) (3)	1,090	300	400	150	—	—	240
Interest payments on debt (4)	338	75	42	22	16	16	167
Natural gas purchases (5)	38	3	3	3	3	2	24
Firm capacity payments (6)	44	24	16	4	—	—	—
OPEB funding (7)	48	8	8	8	8	8	8
Total (8)	$1,572	$413	$471	$189	$29	$28	$442

(1)	Lease of various assets utilized for operations.

(2)
The Company is party to debt agreements containing certain covenants that, if not satisfied, would give rise to an event of default that would cause such debt to become immediately due and payable.  Such covenants require the Company to maintain a fixed charge coverage ratio, a leverage ratio and to meet certain ratios of earnings before depreciation, interest and taxes to cash interest expense.  At December 31, 2016, the Company was in compliance with all of its covenants.  See Note 6 to our consolidated financial statements.

(3)	The long-term debt cash obligations exclude $51 million of unamortized fair value adjustments as of December 31, 2016.

(4)	Interest payments on debt are based upon the applicable stated or variable interest rates as of December 31, 2016.

(5)	The Company has tariffs in effect for its utility service areas that provide for recovery of its purchased natural gas costs under defined methodologies.

(6)	Charges for third party storage capacity.

(7)	PEPL is committed to the funding levels of $8 million per year until modified by future rate proceedings, the timing of which is uncertain.

(8)	Excludes non-current deferred tax liability of $711 million due to uncertainty of the timing of future cash flows for such liabilities.
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

New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU 2014-09, which is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catchup transition method). The Company expects to adopt ASU 2014-09 in the first quarter of 2018 and will apply the cumulative catchup transition method. The Company is in the process of evaluating revenue contracts by fee type to determine the potential impact of adopting the new standards. At this point the Company has determined that the timing and/or amount of revenues recognized on certain contracts may be impacted by the adoption of the new standard; however, the Company is still in the process of quantifying these impacts and cannot say whether or not they would be material to the financial statements. In addition, the Company is in the process of implementing appropriate changes to business processes, systems and controls to support recognition and disclosure under the new standard. The Company continues to monitor additional authoritative or interpretive guidance related to the new standard as it becomes available, as well as comparing to conclusions on specific interpretative issues to other industry peers, to the extent that such information is available.
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

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and other (Topic 350): Simplifying the test for goodwill impairment”. The amendments in this update remove the second step of the two-step test currently required by Topic 350. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We expect that our adoption of this standard will change our approach for testing goodwill for impairment; however, this standard requires prospective application and therefore will only impact periods subsequent to adoption.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At December 31, 2016, the interest rate on 95% of the Company’s long-term debt was fixed with no outstanding interest rate swaps.
Commodity Price Risk
The Company is exposed to some commodity price risk with respect to natural gas used in operations by its interstate pipelines.  Specifically, the pipelines receive natural gas from customers for use in generating compression to move the customers’ natural gas.  Additionally, the pipelines may have to settle system imbalances when customers’ actual receipts and deliveries do not match.  When the amount of natural gas utilized in operations by the pipelines differs from the amount provided by customers, the pipelines may use natural gas from inventory or may have to buy or sell natural gas to cover these or other operational needs, resulting in commodity price risk exposure to the Company.  In addition, there is other indirect exposure to the extent commodity price changes affect customer demand for and utilization of transportation and storage services provided by the Company.  At December 31, 2016, there were no hedges in place with respect to natural gas price risk associated with the Company’s interstate pipeline operations.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2016.
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
Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth fees billed by Grant Thornton LLP for the audits of our annual financial statements and other services rendered (dollars in thousands):

	Years Ended December 31,
	2016	2015
Audit fees (1)	$680	$565
Audit related fees (2)	37	28
Tax fees	—	—
All other fees	—	—
Total Fees	$717	$593

(1)
Includes fees for audits of annual financial statements of our companies, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.

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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date: February 24, 2017	By: /s/ A. Troy Sturrock A. Troy Sturrock Senior Vice President and Controller (duly authorized to sign on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Panhandle Pipe Line Company, LP, in the capacities and on the dates indicated:

	Signature	Title	Date

(i)	Principal executive officer:
	/s/ Kelcy L. Warren	Chief Executive Officer	February 24, 2017
Kelcy L. Warren

(ii)	Principal financial officer:
	/s/ Thomas E. Long	Chief Financial Officer	February 24, 2017
Thomas E. Long

(iii)	The Board of Directors of SUG Holding Company, Sole Member of Southern Union Panhandle, LLC, General Partner of Panhandle Eastern Pipe Line Company, L.P

	Signature	Title	Date
	/s/ Kelcy L. Warren	Chief Executive Officer and Director,	February 24, 2017
	Kelcy L. Warren	SUG Holding Company

	/s/ John W. McReynolds	Director, SUG Holding Company	February 24, 2017
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

E - 2

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Panhandle Eastern Pipe Line Company, LP and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers
Panhandle Eastern Pipe Line Company, LP
We have audited the accompanying consolidated balance sheets of Panhandle Eastern Pipe Line Company, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panhandle Eastern Pipe Line Company, LP and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas
February 24, 2017

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$4	$3
Accounts receivable, net	46	48
Accounts receivable from related companies	17	172
Exchanges receivable	7	5
Inventories	179	113
Other current assets	4	9
Total current assets	257	350

Property, plant and equipment	3,242	3,338
Accumulated depreciation	(355)	(286)
	2,887	3,052

Other non-current assets, net	153	137
Advances to affiliates	—	258
Note receivable from related party	251	574
Goodwill	285	923
Total assets	$3,833	$5,294

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2016	2015
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$307	$1
Accounts payable and accrued liabilities	11	3
Accounts payable to related companies	66	125
Exchanges payable	165	94
Accrued interest	12	12
Customer advances and deposits	9	9
Other current liabilities	40	55
Total current liabilities	610	299

Long-term debt, less current maturities	834	1,165
Deferred income taxes	711	725
Other non-current liabilities	217	222
Commitments and contingencies
Partners’ capital:
Partners’ capital	1,456	2,881
Accumulated other comprehensive income	5	2
Total partners’ capital	1,461	2,883
Total liabilities and partners’ capital	$3,833	$5,294

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Years Ended December 31,
	2016	2015	2014
OPERATING REVENUES:
Transportation and storage of natural gas	$496	$528	$555
Other	18	20	26
Total operating revenues	514	548	581
OPERATING EXPENSES:
Cost of natural gas and other energy	2	4	3
Operating and maintenance	209	216	209
General and administrative	39	42	46
Depreciation and amortization	130	133	130
Impairment losses	771	—	—
Total operating expenses	1,151	395	388
OPERATING INCOME (LOSS)	(637)	153	193
OTHER INCOME (EXPENSE):
Interest expense, net	(49)	(50)	(66)
Equity in earnings (losses) of unconsolidated affiliates	1	26	(12)
Interest income - affiliates	26	23	23
Other, net	—	5	5
Total other income (expense), net	(22)	4	(50)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(659)	157	143
Income tax expense (benefit)	(13)	52	182
NET INCOME (LOSS)	(646)	105	(39)
less: Net income (loss) attributable to noncontrolling interest	—	—	6
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	$(646)	$105	$(45)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Actuarial gain (loss) relating to postretirement benefits, net of tax amounts of $0, $0, and $1, respectively	3	2	(3)

COMPREHENSIVE INCOME (LOSS)	$(643)	$107	$(48)

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Dollars in millions)

	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2013	$3,551	$3	$(486)	$3,068
Distribution to partners	(102)	—	—	(102)
Unit-based compensation expense	1	—	—	1
Other comprehensive loss, net of tax	—	(2)	—	(2)
Lake Charles LNG Transaction	(20)	—	(23)	(43)
Panhandle Merger	(502)	(1)	503	—
Other	6	—	—	6
Net income (loss)	(45)	—	6	(39)
Balance, December 31, 2014	2,889	—	—	2,889
Distribution to partners	(125)	—	—	(125)
Unit-based compensation expense	2	—	—	2
Other comprehensive income, net of tax	—	2	—	2
Contribution to SUG Holding	(28)	—	—	(28)
Other	38	—	—	38
Net income	105	—	—	105
Balance, December 31, 2015	2,881	2	—	2,883
Deemed distribution to partners	(781)	—	—	(781)
Unit-based compensation expense	2	—	—	2
Other comprehensive income, net of tax	—	3	—	3
Net income	(646)	—	—	(646)
Balance, December 31, 2016	$1,456	$5	$—	$1,461

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$(646)	$105	$(39)
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	130	133	130
Impairment losses	771	—	—
Deferred income taxes	(21)	31	(108)
Amortization of deferred financing fees	(24)	(23)	(22)
Unrealized gain on derivatives	—	—	(25)
(Income) loss from unconsolidated affiliates	(1)	(26)	12
Distributions of earnings received from unconsolidated affiliates	—	9	6
Other non-cash	11	13	6
Changes in operating assets and liabilities	103	(66)	197
Net cash flows provided by operating activities	323	176	157
INVESTING ACTIVITIES:
Proceeds from affiliates	—	—	20
Capital expenditures	(106)	(128)	(109)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	46	65
Repayment of note receivable from related party	49	40	—
Note receivable issued to related party	(265)	(40)	—
Other	—	2	(16)
Net cash flows used in investing activities	(322)	(80)	(40)
FINANCING ACTIVITIES:
Distributions to partners	—	(125)	(102)
Net cash flows used in financing activities	—	(125)	(102)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1	(29)	15
CASH AND CASH EQUIVALENTS, beginning of period	3	32	17
CASH AND CASH EQUIVALENTS, end of period	$4	$3	$32

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
Certain prior period amounts have been reclassified to conform to the 2016 presentation. These reclassifications had no impact on net income or total equity.

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
New Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU 2014-09, which is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catchup transition method). The Company expects to adopt ASU 2014-09 in the first quarter of 2018 and will apply the cumulative catchup transition method. The Company is in the process of evaluating revenue contracts by fee type to determine the potential impact of adopting the new standards. At this point the Company has determined that the timing and/or amount of revenues recognized on certain contracts may be impacted by the adoption of the new standard; however, the Company is still in the process of quantifying these impacts and cannot say whether or not they would be material to the financial statements. In addition, the Company is in the process of implementing appropriate changes to business processes, systems and controls to support recognition and disclosure under the new standard. The Company continues to monitor additional authoritative or interpretive guidance related to the new standard as it becomes available, as well as comparing to conclusions on specific interpretative issues to other industry peers, to the extent that such information is available.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that adopting this new standard will have on the consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and other (Topic 350): Simplifying the test for goodwill impairment”. The amendments in this update remove the second step of the two-step test currently required by Topic 350. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We expect that our adoption of this standard will change our approach for testing goodwill for impairment; however, this standard requires prospective application and therefore will only impact periods subsequent to adoption.
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
Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Years Ended December 31,
	2016	2015	2014
Non-cash investing activities:
Contribution from affiliate	$—	$—	$376
Note receivable issued in exchange for investment in ETP	—	(1,369)	—
Settlement of affiliate liability - note liability	541	793	—
Settlement of affiliate liability - tax liability	240	—	—
Supplemental cash flow information:
Accrued capital expenditures	$15	$21	$15
Cash paid for interest, net of interest capitalized	75	76	75
Cash received for interest on note receivable from affiliate	40	16	—
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
The following table presents the components of inventory:

	December 31,
	2016	2015
Natural gas (1)	$163	$98
Materials and supplies	16	15
	$179	$113

(1)	Natural gas volumes held for operations at December 31, 2016 and 2015 were 45.6 TBtu and 43.2 TBtu, respectively.
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
Property, Plant and Equipment.
The following table presents the components of property, plant and equipment:

		December 31,
	Lives in Years	2016	2015
Land and improvements		$8	$8
Buildings and improvements	6 – 22	341	340
Pipelines and equipment	5 – 46	2,223	2,444
Natural gas storage facilities	5 – 46	340	329
Vehicles	5	24	24
Right of way	36 – 40	25	23
Furniture and fixtures	5 – 12	34	34
Other	2 – 19	193	99
Construction work in progress		54	37
Total property, plant and equipment		3,242	3,338
Accumulated depreciation and amortization		(355)	(286)
Net property, plant and equipment		$2,887	$3,052
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
Asset Impairment.  An impairment loss is recognized when the carrying amount of a long-lived asset used in operations is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In 2016, the Company recorded a $133 million impairment related to the Sea Robin reporting unit primarily due to a decrease in projected future cash flows driven by declines in commodity prices. No other fixed asset impairments were identified or recorded for our reporting units.

Goodwill.  Goodwill resulting from a purchase business combination is tested for impairment at the Company’s reporting unit level at least annually during the fourth quarter by applying a fair-value based test.  The annual impairment test is updated if events or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its book carrying value.
During the fourth quarter of 2016, the Company performed goodwill impairment tests and recognized goodwill impairments of $590 million and $48 million related to the PEPL reporting unit and the Sea Robin reporting unit, respectively, primarily due to decreases in projected future revenues and cash flows driven by declines in commodity prices and changes in the markets that these assets serve.
The Company determined the fair value of our reporting units using a weighted combination of the discounted cash flow method and the guideline company method. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Company believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discounted cash flow method, the Company determined fair value based on estimated future cash flows of each reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflect the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one year budgeted amounts and five year operating forecasts plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Company determined the estimated fair value of each of our reporting units by applying valuation multiples of comparable publicly-traded companies to each reporting unit’s projected earnings and then averaging that estimate with similar historical calculations using a three year average. In addition, the Company estimated a reasonable control premium representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business.
The Company did not record a goodwill impairment for the years ended December 31, 2015 and 2014.
Changes in the carrying amount of goodwill were as follows:

Total
Balance, December 31, 2014	$1,152
ETP common units exchange transaction	(229)
Balance, December 31, 2015	923
Impairment losses	(638)
Balance, December 31, 2016	$285
Related Party Transactions. Related party expenses primarily include payments for services provided by ETE, ETP and other affiliates.  Other income includes interest income on notes receivable from related parties.
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
Other Current Liabilities. Accrued and other current liabilities consisted of the following:

	December 31,
	2016	2015
Accrued capital expenditures	$15	$21
Accrued property taxes	7	5
Other	18	29
Total other current liabilities	$40	$55
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
Accounts Receivable and Allowance for Doubtful Accounts.  The Company has a large number of customers in the electric and gas utility industries as well as oil and natural gas producers and municipalities. The large number of customers in these energy segments may impact our overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. The Company manages trade credit risk to mitigate credit losses and exposure to uncollectible trade receivables. Prospective and existing customers are reviewed regularly for creditworthiness based upon pre-established standards consistent with FERC filed tariffs to manage credit risk within approved tolerances. Customers that do not meet minimum credit standards are required to provide additional credit support in the form of a letter of credit, prepayment, or other forms of security.
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
Amounts related to the allowance for doubtful accounts were not material as of and during the years ended December 31, 2016 and 2015.

The following table presents the relative contribution to the Company’s total operating revenue from continuing operations of each customer that comprised at least 10% of its operating revenues:

	Years Ended December 31,
	2016	2015	2014
Customer A	12%	11%	11%
Customer B	—	10	—
Other top 10 customers	38	28	40
Remaining customers	50	51	49
Total percentage	100%	100%	100%
Accumulated Other Comprehensive Income. The main components of accumulated other comprehensive income are a net actuarial gain and prior service costs on pension and other postretirement benefit plans at December 31, 2016.
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
The Company did not have any material assets or liabilities that are measured at fair value on a recurring basis at December 31, 2016 and 2015. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value.
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
2014 Transactions
Panhandle Merger
On January 10, 2014, the Company consummated a merger with Southern Union, the indirect parent of the Company, and PEPL Holdings, the sole limited partner of the Company, pursuant to which each of Southern Union and PEPL Holdings, a wholly-owned subsidiary of Southern Union, were merged with and into the Company (the “Panhandle Merger”), with the Company surviving the Panhandle Merger. In connection with the Panhandle Merger, the Company assumed Southern Union’s obligations under its 7.6% Senior Notes due 2024, 8.25% Senior Notes due 2029 and Floating Rate Junior Subordinated Notes due 2066. At the time of the Panhandle Merger, Southern Union did not have material operations of its own, other than its ownership of the Company and noncontrolling interest in PEI Power II, LLC, Regency (31.4 million common units and 6.3 million Class F Units) and ETP (2.2 million common units). In connection with the Panhandle Merger, the Company also assumed PEPL Holdings’ guarantee of $600 million of Regency senior notes. The Company’s obligations under this guarantee were released in 2015.

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
The following tables provide a summary of related party activity included in our consolidated statements of operations:

	Years Ended December 31,
	2016	2015	2014
Operating revenues	$17	$18	$33
Operating and maintenance	14	16	16
General and administrative	27	31	33
Interest income — affiliates	26	23	23
Income (loss) from unconsolidated affiliates	1	26	(12)
The following table provides a summary of distributions received from related parties:

	Years Ended December 31,
	2016	2015	2014
Distributions related to investment in:
ETP	$—	$39	$9
Regency	—	16	61
As discussed in Note 5, the Company settled a note receivable from a subsidiary of ETP through a non-cash distribution during the year ended September 30, 2016.

5.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
The Company previously held an investment in Regency common units, which had been received in connection with a contribution transaction in 2013. In April 2015, ETP completed its acquisition of Regency. Under the terms of the definitive merger agreement, holders of Regency common units received 0.4066 ETP Common Units for each Regency common unit. Regency unitholders also received at closing an additional $0.32 per common unit in the form of ETP Common Units (based on the price for ETP Common Units prior to the merger closing). The Regency common units and Regency Class F units converted to 15.5 million ETP common units.
Subsequent to the Regency merger, the Company’s investment in ETP consisted of 17.8 million ETP common units, which included ETP common units already held by the Company prior to the Regency merger. This investment was accounted for using the equity method. Effective September 1, 2015, the Company exchanged these ETP common units for a note receivable from a subsidiary of ETP in the amount of $1.37 billion. The note receivable accrued interest annually at 4.75% and was due on September 1, 2035. On August 31, 2016, the remaining balance of $541 million on the note receivable and related accrued interest from a subsidiary of ETP was settled through a non-cash distribution.

The following tables present aggregated selected balance sheet and income statement data for ETP (on a 100% basis for all periods presented).

December 31,
2015
Current assets	$4,698
Property, plant and equipment, net	45,087
Other assets	15,388
Total assets	$65,173

Current liabilities	$4,121
Non-current liabilities	34,021
Equity	27,031
Total liabilities and equity	$65,173

	Years Ended December 31,
	2015	2014
Revenue	$34,292	$55,475
Operating income	2,259	2,443
Net income	1,521	1,299
The Company has other equity method investments which are not, individually or in the aggregate, significant to our consolidated financial statements.

6.	DEBT OBLIGATIONS:
The following table sets forth the debt obligations of the Company:

	December 31,
	2016	2015
6.20% Senior Notes due 2017	$300	$300
7.00% Senior Notes due 2018	400	400
8.125% Senior Notes due 2019	150	150
7.60% Senior Notes due 2024	82	82
7.00% Senior Notes due 2029	66	66
8.25% Senior Notes due 2029	33	33
Floating Rate Junior Subordinated Notes due 2066	54	54
Other long term debt	5	5
Unamortized fair value adjustments	51	76
Total debt outstanding	1,141	1,166
Less: Current maturities of long-term debt	307	1
Total long-term debt, less current maturities	$834	$1,165
Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations at December 31, 2016 and 2015 was $1.14 billion and $1.20 billion, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

As of December 31, 2016, the Company has scheduled long-term debt principal payments as follows:

Years Ended December 31,
2017	$300
2018	400
2019	150
2020	—
2021	—
Thereafter	240
Total	$1,090
Assumption of Southern Union Debt
In connection with the consummation of the Panhandle Merger, PEPL assumed Southern Union’s long-term debt obligations. As of December 31, 2016, the long-term debt assumed in the Panhandle Merger consisted of $82 million in aggregate principal amount of 7.60% Senior Notes due 2024, $33 million in aggregate principal amount of 8.25% Senior Notes due 2029 and $54 million in aggregate principal amount of Floating Rate Junior Subordinated Notes due 2066 outstanding. The amounts recorded in the consolidated balance sheet also reflected unamortized fair value adjustments, which were $11 million in the aggregate at December 31, 2016.
Floating Rate Junior Subordinated Notes
The interest rate on the remaining portion of PEPL’s $600 million junior subordinated notes due 2066 is a variable rate based upon the three-month LIBOR rate plus 3.0175%. The balance of the variable rate portion of the junior subordinated notes was $54 million at an effective interest rate of 3.903% at December 31, 2016.
Compliance With Our Covenants
The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens.  Other covenants impose limitations on restricted payments, including dividends and loans to affiliates, and additional indebtedness. As of December 31, 2016, the Company is in compliance with these covenants.
The Company will continue to opportunistically evaluate alternatives with regards to its debt repayment obligations. Alternatives include, but are not limited to, refinancing of amounts due with new senior notes, a term loan facility or a loan provided by ETP or other affiliates.

7.	RETIREMENT BENEFITS:
Postretirement Benefit Plans
Postretirement benefits expense for the years ended December 31, 2016 and 2015 reflect the impact of changes the Company or its affiliates adopted as of September 30, 2013, to modify its retiree medical benefits program, effective January 1, 2014. The modification placed all eligible retirees on a common medical benefit platform, subject to limits on the Company’s annual contribution toward eligible retirees’ medical premiums. Prior to January 1, 2013, affiliates of the Company offered postretirement health care and life insurance benefit plans (other postretirement plans) that covered substantially all employees. Effective January 1, 2013, participation in the plan was frozen and medical benefits were no longer offered to non-union employees. Effective January 1, 2014, retiree medical benefits were no longer offered to union employees.

Obligations and Funded Status
Other postretirement benefit liabilities are accrued on an actuarial basis during the years an employee provides services.  The following tables contain information at the dates indicated about the obligations and funded status of the Company’s other postretirement plans.

	December 31,
	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of period	$21	$24
Interest cost	1	1
Actuarial (gain) loss	(1)	(2)
Benefits paid, net	(2)	(2)
Dispositions	—	—
Benefit obligation at end of period	$19	$21
Change in plan assets:
Fair value of plan assets at beginning of period	$118	$114
Return on plan assets and other	2	(1)
Employer contributions	8	7
Benefits paid, net	(2)	(2)
Dispositions	—	—
Fair value of plan assets at end of period	$126	$118

Amount overfunded at end of period (1)	$(107)	$(97)

Amounts recognized in accumulated other comprehensive income (pre-tax basis) consist of:
Net actuarial loss	$(7)	$(10)
Prior service cost	14	14
	$7	$4

(1)	Recorded as a non-current asset in the consolidated balance sheets.
Components of Net Periodic Benefit Cost
The following tables set forth the components of net periodic benefit cost of the Company’s postretirement benefit plan for the periods presented:

	Years Ended December 31,
	2016	2015	2014
Interest cost	$1	$1	$1
Expected return on plan assets	(6)	(6)	(5)
Prior service credit amortization	1	1	1
Actuarial loss amortization	(1)	(1)	(1)
Net periodic benefit cost	$(5)	$(5)	$(4)
The estimated prior service cost for other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2017 is $1 million.
Assumptions.  The weighted-average discount rate used in determining benefit obligations was 3.71% and 3.84% at December 31, 2016 and 2015, respectively.

The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the table below:

	Years Ended December 31,
	2016	2015	2014
Discount rate	3.88%	3.60%	4.29%
Expected return on assets:
Tax exempt accounts	7.00%	7.00%	7.00%
Taxable accounts	4.50%	4.50%	4.50%
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
The assumed health care cost trend rates used to measure the expected cost of benefits covered by the plans are shown in the table below:

	December 31,
	2016	2015
Health care cost trend rate	8.10%	8.10%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.70%	4.71%
Year that the rate reaches the ultimate trend rate	2024	2021
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on accumulated postretirement benefit obligation	$1	$(1)
Plan Assets.  The Company’s overall investment strategy is to maintain an appropriate balance of actively managed investments while maintaining a high standard of portfolio quality and achieving proper diversification.  To achieve diversity within its other postretirement plan asset portfolio, the Company has targeted the following asset allocations: equity of 25% to 35% and fixed income of 65% to 75%.  These target allocations are monitored by the Investment Committee of ETP’s Board of Directors in conjunction with an external investment advisor.  On occasion, the asset allocations may fluctuate as compared to these guidelines as a result of Investment Committee actions.

The fair value of the Company’s other postretirement plan assets at the dates indicated by asset category is as follows:

	December 31,
	2016	2015
Cash and cash equivalents	$8	$3
Mutual fund (1)	—	115
Target 2020 Fund (2)	112	—
Target 2050 Fund (3)	6	—
Total	$126	$118

(1)
This fund of funds invests primarily in a diversified portfolio of equity, fixed income and short-term mutual funds. As of December 31, 2015, the fund was primarily comprised of 36% equities, 54% fixed income securities, and 10% cash.

(2)
This fund of funds invests primarily in a diversified portfolio of equity, fixed income and cash.  As of December 31, 2016, the fund was primarily comprised of 30% equities, 68% fixed income securities and 2% cash.

(3)
This fund of funds invests primarily in a diversified portfolio of equity, fixed income and cash.  As of December 31, 2016, the fund was primarily comprised of 87% equities, 10% fixed income securities and 3% cash.

The other postretirement plan assets are classified as Level 1 assets within the fair-value hierarchy as their fair values are based on active market quotes.
Contributions.  The Company expects to make $8 million contributions to its other postretirement plans in 2017 and annually thereafter until modified by rate case proceedings.
Benefit Payments.  The Company’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below.

Years	Expected Benefit Payments
2017	$2
2018	1
2019	1
2020	1
2021	1
2022 – 2026	6
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
Defined Contribution Plan
The Company participates in ETP’s defined contribution savings plan (“Savings Plan”) that is available to virtually all employees.  The Company provided matching contributions of 100% of the first 5% of the participant’s compensation paid into the Savings Plan.  Company contributions to the Savings Plan during the years ended December 31, 2016, 2015, and 2014 were $2 million, $2 million, and $3 million, respectively.
In addition, the Company provides a 3% discretionary profit sharing contribution to eligible employees with annual base compensation below a specific threshold.  Company contributions are 100% vested after five years of continuous service.  The Company’s discretionary profit sharing contributions during the years ended December 31, 2016, 2015, and 2014 were $1 million, $1 million, and $2 million, respectively.

8.INCOME TAXES:
The following table provides a summary of the current and deferred components of income tax expense (benefit) from continuing operations:

	Years Ended December 31,
	2016	2015	2014
Current expense (benefit):
Federal	$8	$21	$258
State	—	—	32
Total	8	21	290
Deferred expense (benefit):
Federal	$(11)	$17	$(130)
State	(10)	14	22
Total	(21)	31	(108)
Total income tax expense	$(13)	$52	$182
The differences between the Company’s effective income tax rate and the U.S. federal income tax statutory rate were as follows:

	Years Ended December 31,
	2016	2015	2014
Computed statutory income tax expense (benefit) at 35%	$(231)	$55	$50
Changes in income taxes resulting from:
Premium on debt retirement	—	—	(10)
State income taxes, net of federal income tax benefit	(6)	9	36
Non-deductible goodwill impairment	223	—	—
Non-deductible goodwill included in the Lake Charles LNG Transaction	—	—	105
Audit settlements	—	(7)	—
Other	1	(5)	1
Income tax expense	$(13)	$52	$182

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  The table below summarizes the principal components of the Company’s deferred tax assets (liabilities) as follows:

	December 31,
	2016	2015
Deferred income tax assets:
Other postretirement benefits	$4	$5
Debt amortization	30	57
Other	37	32
Total deferred income tax assets	71	94
Valuation allowance	(2)	(2)
Net deferred income tax assets (included within other non-current assets, net)	$69	$92

Deferred income tax liabilities:
Property, plant and equipment	$(770)	$(796)
Investment in unconsolidated affiliates	(6)	(20)
Other	(4)	(1)
Total deferred income tax liabilities	(780)	(817)
Net deferred income tax liability	$(711)	$(725)

As of December 31, 2016, the Company has $11 million ($6 million, net of federal tax) of unrecognized tax benefits, all of which would impact the Company’s effective income tax rate if recognized.
The Company’s policy is to classify and accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense in its consolidated statement of operations, which is consistent with the recognition of these items in prior reporting periods.
The Company and Southern Union are no longer subject to U.S. federal, state or local examinations for taxable periods prior to 2013. However, the Company and Southern Union are subject to Louisiana audits for taxable years 2013 and 2014. The issue under audit is whether to allocate or apportion the taxable gain from sale of two local distribution companies in 2013

9.	DERIVATIVE ASSETS AND LIABILITIES:
The Company recognizes all derivative assets and liabilities at fair value on the consolidated balance sheets. The Company had no outstanding interest rate swap agreements as of December 31, 2016 and 2015.
The following table summarizes the location and amount (excluding income tax effects) of derivative instrument (gains) and losses reported in the Company’s consolidated financial statements:

	Years Ended December 31,
	2016	2015	2014
Economic Hedges:
Interest rate contracts:
Change in fair value — increase (decrease) in interest expense	—	—	(7)
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
The Company had recorded AROs related to (i) retiring natural gas storage wells, (ii) retiring offshore platforms and lines and (iii) removing asbestos. Long-lived assets related to AROs aggregated $14 million and $18 million as of December 31, 2016 and 2015, respectively, and were reflected as plant, property and equipment on our balance sheet. In addition, the Company had $13 million and $6 million legally restricted for the purpose of settling AROs that was reflected as other non-current assets as of December 31, 2016 and 2015, respectively.
The following table is a reconciliation of the carrying amount of the ARO liability reflected as liabilities on our balance sheet for the periods presented.  Changes in assumptions regarding the timing, amount, and probabilities associated with the expected cash flows, as well as the difference in actual versus estimated costs, will result in a change in the amount of the liability recognized.

	Years Ended December 31,
	2016	2015	2014
Beginning balance	$58	$58	$55
Revisions	—	—	3
Settled	(7)	(3)	(3)
Disposals	—	—	—
Accretion expense	3	3	3
Ending balance	$54	$58	$58

11.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
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

	December 31,
	2016	2015
Current	$—	$—
Non-current	2	3
Total environmental liabilities	$2	$3

Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of December 31, 2016 and 2015, the Company recorded litigation and other claim-related accrued liabilities of $21 million and $22 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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

12.	QUARTERLY FINANCIAL DATA (UNAUDITED):
The following table provides certain quarterly financial information for the periods presented:

	Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	Total
Operating revenues	$141	$124	$120	$129	$514
Operating income (loss) (1)	48	30	23	(738)	(637)
Net income (loss)	31	15	13	(705)	(646)
Net income (loss) attributable to partners	31	15	13	(705)	(646)

	Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Total
Operating revenues	$155	$128	$126	$139	$548
Operating income	53	31	26	43	153
Net income	31	19	25	30	105
Net income attributable to partners	31	19	25	30	105

(1)	Operating income (loss) includes $771 million of impairment losses recognized during the fourth quarter of 2016.