Form 10-Q
period 2017-03-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2017-05-04
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Panhandle Eastern Pipe Line Company, LP meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

FORM 10-Q

PANHANDLE EASTERN PIPE LINE COMPANY, LP

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Panhandle Eastern Pipe Line Company, LP and its subsidiaries (“PEPL” or the “Company”) in periodic press releases and some oral statements of Panhandle officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I — Item 1A. Risk Factors” in the Company’s Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 24, 2017.
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

ETE	Energy Transfer Equity, L.P.

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

PCBs	Polychlorinated biphenyls

PHMSA	Pipeline and Hazardous Materials Safety Administration

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	United States Securities and Exchange Commission

Southern Union	Southern Union Company

Southwest Gas	Pan Gas Storage LLC (d.b.a Southwest Gas)

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3	$4
Accounts receivable, net	46	46
Accounts receivable from related companies	13	17
Exchanges receivable	5	7
Inventories	144	179
Other current assets	2	4
Total current assets	213	257

Property, plant and equipment	3,233	3,242
Accumulated depreciation	(356)	(355)
	2,877	2,887

Other non-current assets, net	156	153
Notes receivable from related parties	281	251
Goodwill	285	285
Total assets	$3,812	$3,833

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2017	December 31, 2016
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$305	$307
Accounts payable and accrued liabilities	6	11
Accounts payable to related companies	61	66
Exchanges payable	129	165
Accrued interest	24	12
Customer advances and deposits	8	9
Other current liabilities	27	40
Total current liabilities	560	610

Long-term debt, less current maturities	830	834
Deferred income taxes	723	711
Other non-current liabilities	218	217
Commitments and contingencies

Partners’ capital:
Partners’ capital	1,476	1,456
Accumulated other comprehensive income	5	5
Total partners’ capital	1,481	1,461
Total liabilities and partners’ capital	$3,812	$3,833

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING REVENUES:
Transportation and storage of natural gas	$123	$136
Other	5	5
Total operating revenues	128	141
OPERATING EXPENSES:
Cost of natural gas and other energy	1	1
Operating and maintenance	51	50
General and administrative	10	10
Depreciation and amortization	31	32
Total operating expenses	93	93
OPERATING INCOME	35	48
OTHER INCOME (EXPENSE):
Interest expense, net	(12)	(13)
Interest income — affiliates	4	7
Other, net	(1)	1
INCOME BEFORE INCOME TAX EXPENSE	26	43
Income tax expense	12	12
NET INCOME	$14	$31

COMPREHENSIVE INCOME	$14	$31

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2016	$1,456	$5	$1,461
Unit-based compensation expense	1	—	1
Deemed contribution from partners	5	—	5
Net income	14	—	14
Balance, March 31, 2017	$1,476	$5	$1,481

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$14	$31
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	31	32
Deferred income taxes	12	1
Amortization of deferred financing fees	(6)	(6)
Other non-cash	2	2
Changes in operating assets and liabilities	6	65
Net cash flows provided by operating activities	59	125
INVESTING ACTIVITIES:
Capital expenditures	(30)	(2)
Repayment of note receivable from related party	—	6
Notes receivable issued to related party	(30)	(110)
Net cash flows used in investing activities	(60)	(106)
Net change in cash and cash equivalents	(1)	19
Cash and cash equivalents, beginning of period	4	3
Cash and cash equivalents, end of period	$3	$22

NON-CASH ACTIVITIES:
Settlement of related party payable	$5	$—
Cash paid for interest	$6	$6

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
In April 2017, Energy Transfer Partners, L.P. (“ETP”) merged with a subsidiary of Sunoco Logistics Partners L.P., at which time ETP changed its name from “Energy Transfer Partners, L.P.” to “Energy Transfer, LP” and Sunoco Logistics Partners L.P. changed its name to “Energy Transfer Partners, L.P.” References to “ETP” refer to the entity named Energy Transfer Partners, L.P. prior to the close of the merger, and Energy Transfer, LP subsequent to the close of the merger.
Energy Transfer, LP is a wholly-owned subsidiary of Energy Transfer Partners, L.P.
Southern Union Panhandle LLC, an indirect wholly-owned subsidiary of ETP, owns a 1% general partnership interest in PEPL and ETP indirectly owns a 99% limited partnership interest in PEPL.
Basis of Presentation
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of the Company’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
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
The following table provides a summary of the related party activity included in the consolidated statements of operations:

	Three Months Ended March 31,
	2017	2016
Operating revenues	$4	$5
Operating and maintenance	2	4
General and administrative	6	7
Interest income — affiliates	4	7
The Company settled related party payables with a subsidiary of ETP through a non-cash contribution during the three months ended March 31, 2017 for $5 million.

3.	FAIR VALUE MEASURES
The Company did not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2017 or December 31, 2016. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to their short-term maturities. Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations was $1.14 billion at March 31, 2017 and December 31, 2016. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities. The Company did not have any Level 3 instruments measured at fair value at March 31, 2017 or December 31, 2016, and there were no transfers between hierarchy levels.

4.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
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

	March 31, 2017	December 31, 2016
Current	$—	$—
Non-current	2	2
Total environmental liabilities	$2	$2
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of March 31, 2017 and December 31, 2016, the Company has litigation and other claim-related accrued liabilities of $21 million and $21 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar amounts are in millions)
The information in Item 2 has been prepared pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q. Accordingly, this Item 2 includes only management’s narrative analysis of the results of operations and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2016 Form 10-K.
RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
OPERATING REVENUES:
Transportation and storage of natural gas	$123	$136
Other	5	5
Total operating revenues	128	141
OPERATING EXPENSES:
Cost of natural gas and other energy	1	1
Operating and maintenance	51	50
General and administrative	10	10
Depreciation and amortization	31	32
Total operating expenses	93	93
OPERATING INCOME	35	48
OTHER INCOME (EXPENSE):
Interest expense, net	(12)	(13)
Interest income — affiliates	4	7
Other, net	(1)	1
INCOME BEFORE INCOME TAX EXPENSE	26	43
Income tax expense	12	12
NET INCOME	$14	$31
Panhandle natural gas volumes transported (TBtu):
PEPL	160	164
Trunkline	129	133
Sea Robin	22	25
Operating Revenues. Operating revenues decreased for the three months ended March 31, 2017 compared to the same period in the prior year on the Panhandle and Trunkline pipelines due to lower customer demand driven by weak spreads and mild weather and on the Sea Robin pipeline due to producer maintenance and production declines.

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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Note 4 in this Quarterly Report on Form 10-Q and in Note 11 in the Company’s Form 10-K for the year ended December 31, 2016.
The Company is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites. As a result, the Company is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters. For information regarding these matters, see Note 4 in this Quarterly Report on Form 10-Q and Note 11 included in the Company’s Form 10-K for the year ended December 31, 2016.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on February 24, 2017.
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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	May 4, 2017	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President and Controller (duly authorized to sign on behalf of the registrant)