Form 10-Q
period 2017-06-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2017-08-09
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$9	$4
Accounts receivable, net	36	46
Accounts receivable from related companies	5	17
Exchanges receivable	9	7
Inventories	116	179
Other current assets	2	4
Total current assets	177	257

Property, plant and equipment	3,289	3,242
Accumulated depreciation	(381)	(355)
	2,908	2,887

Other non-current assets, net	155	153
Notes receivable from related parties	182	251
Goodwill	285	285
Total assets	$3,707	$3,833

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2017	December 31, 2016
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$715	$307
Accounts payable and accrued liabilities	4	11
Accounts payable to related companies	42	66
Exchanges payable	101	165
Accrued interest	12	12
Customer advances and deposits	9	9
Other current liabilities	43	40
Total current liabilities	926	610

Long-term debt, less current maturities	414	834
Deferred income taxes	730	711
Other non-current liabilities	221	217
Commitments and contingencies

Partners’ capital:
Partners’ capital	1,411	1,456
Accumulated other comprehensive income	5	5
Total partners’ capital	1,416	1,461
Total liabilities and partners’ capital	$3,707	$3,833

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
OPERATING REVENUES:
Transportation and storage of natural gas	$100	$119	$223	$255
Other	4	5	9	10
Total operating revenues	104	124	232	265
OPERATING EXPENSES:
Cost of natural gas and other energy	1	1	2	2
Operating and maintenance	46	52	97	102
General and administrative	7	8	17	18
Depreciation and amortization	32	33	63	65
Total operating expenses	86	94	179	187
OPERATING INCOME	18	30	53	78
OTHER INCOME (EXPENSE):
Interest expense, net	(11)	(12)	(23)	(25)
Interest income — affiliates	4	7	8	14
Other, net	2	(1)	1	—
INCOME BEFORE INCOME TAX EXPENSE	13	24	39	67
Income tax expense	5	9	17	21
NET INCOME	$8	$15	$22	$46

COMPREHENSIVE INCOME	$8	$15	$22	$46

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2016	$1,456	$5	$1,461
Distributions to partners	(74)	—	(74)
Unit-based compensation expense	2	—	2
Deemed contribution from partners	5	—	5
Net income	22	—	22
Balance, June 30, 2017	$1,411	$5	$1,416

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$22	$46
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	63	65
Deferred income taxes	19	15
Amortization of deferred financing fees	(13)	(12)
Other non-cash	8	5
Changes in operating assets and liabilities	(9)	31
Net cash flows provided by operating activities	90	150
INVESTING ACTIVITIES:
Capital expenditures	(83)	(24)
Repayment of note receivable from related party	99	18
Notes receivable issued to related party	(30)	(129)
Other	3	—
Net cash flows used in investing activities	(11)	(135)
FINANCING ACTIVITIES:
Distributions to partners	(74)	—
Net cash flows used in financing activities	(74)	—
Net change in cash and cash equivalents	5	15
Cash and cash equivalents, beginning of period	4	3
Cash and cash equivalents, end of period	$9	$18

SUPPLEMENTAL INFORMATION:
Non-cash activity - Settlement of related party payable	$5	$—
Cash paid for interest	$37	$37

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
In April 2017, Energy Transfer Partners, L.P. (“ETP”) merged with a subsidiary of Sunoco Logistics Partners L.P., at which time ETP changed its name from “Energy Transfer Partners, L.P.” to “Energy Transfer, LP” and Sunoco Logistics Partners L.P. changed its name to “Energy Transfer Partners, L.P.” References to “ETP” refer to the consolidated entity named Energy Transfer Partners, L.P. subsequent to the close of the merger.
Energy Transfer, LP is a wholly-owned subsidiary of Energy Transfer Partners, L.P.
Southern Union Panhandle LLC, an indirect wholly-owned subsidiary of ETP, owns a 1% general partner interest in PEPL and ETP indirectly owns a 99% limited partner interest in PEPL.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net income or total partners’ capital.
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

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and other (Topic 350): Simplifying the test for goodwill impairment”. The amendments in this update remove the second step of the two-step test currently required by Topic 350. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We expect that our adoption of this standard will change our approach for testing goodwill for impairment; however, this standard requires prospective application and therefore will only impact periods subsequent to adoption. The Company plans to apply this ASU for its annual goodwill impairment test in the fourth quarter of 2017.

2.	RELATED PARTY TRANSACTIONS
Accounts receivable from related companies reflected on the consolidated balance sheets primarily related to services provided to ETE, ETP and other affiliates. Accounts payable to related companies reflected on the consolidated balance sheets related to various services provided by ETP and other affiliates.
The following table provides a summary of the related party activity included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenues	$3	$4	$7	$9
Operating and maintenance	2	3	4	7
General and administrative	5	7	11	14
Interest income — affiliates	4	7	8	14
The Company settled related party payables with a subsidiary of ETP through a non-cash contribution during the six months ended June 30, 2017 for $5 million.

3.	FAIR VALUE MEASURES
The Company did not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2017 or December 31, 2016. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to their short-term maturities. Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations was $1.14 billion and $1.14 billion at June 30, 2017 and December 31, 2016, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities. The Company did not have any Level 3 instruments measured at fair value at June 30, 2017 or December 31, 2016, and there were no transfers between hierarchy levels.

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

	June 30, 2017	December 31, 2016
Current	$—	$—
Non-current	2	2
Total environmental liabilities	$2	$2

Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of June 30, 2017 and December 31, 2016, the Company has litigation and other claim-related accrued liabilities of $21 million and $21 million, respectively, included in other non-current liabilities on the consolidated balance sheets. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar amounts are in millions)
The information in Item 2 has been prepared pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q. Accordingly, this Item 2 includes only management’s narrative analysis of the results of operations and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017.
RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2017	2016
OPERATING REVENUES:
Transportation and storage of natural gas	$223	$255
Other	9	10
Total operating revenues	232	265
OPERATING EXPENSES:
Cost of natural gas and other energy	2	2
Operating and maintenance	97	102
General and administrative	17	18
Depreciation and amortization	63	65
Total operating expenses	179	187
OPERATING INCOME	53	78
OTHER INCOME (EXPENSE):
Interest expense, net	(23)	(25)
Interest income — affiliates	8	14
Other, net	1	—
INCOME BEFORE INCOME TAX EXPENSE	39	67
Income tax expense	17	21
NET INCOME	$22	$46

Panhandle natural gas volumes transported (TBtu):
PEPL	306	313
Trunkline	250	255
Sea Robin	37	46
Operating Revenues. Operating revenues decreased for the six months ended June 30, 2017 compared to the same period in the prior year on the Panhandle and Trunkline pipelines due to lower customer demand driven by weak spreads and mild weather and on the Sea Robin pipeline due to producer maintenance and production declines.
Operating Expenses. Operating expenses decreased for the six months ended June 30, 2017 compared to the same period in the prior year due to lower allocated costs and system gas activity.
Interest income - affiliates. Interest income - affiliates decreased for the six months ended June 30, 2017 compared to the same period in the prior year primarily due to the settlement of a note receivable from a subsidiary of ETP in August 2016.

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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	August 9, 2017	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President and Controller (duly authorized to sign on behalf of the registrant)