Form 10-Q
period 2017-09-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2017-11-08
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$15	$4
Accounts receivable, net	37	46
Accounts receivable from related companies	12	17
Exchanges receivable	5	7
Inventories	95	179
Other current assets	3	4
Total current assets	167	257

Property, plant and equipment	3,317	3,242
Accumulated depreciation	(411)	(355)
	2,906	2,887

Other non-current assets, net	161	153
Notes receivable from related parties	189	251
Goodwill	285	285
Total assets	$3,708	$3,833

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2017	December 31, 2016
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$710	$307
Accounts payable and accrued liabilities	3	11
Accounts payable to related companies	44	66
Exchanges payable	77	165
Accrued interest	24	12
Customer advances and deposits	9	9
Other current liabilities	47	40
Total current liabilities	914	610

Long-term debt, less current maturities	413	834
Deferred income taxes	740	711
Other non-current liabilities	216	217
Commitments and contingencies

Partners’ capital:
Partners’ capital	1,415	1,456
Accumulated other comprehensive income	10	5
Total partners’ capital	1,425	1,461
Total liabilities and partners’ capital	$3,708	$3,833

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
OPERATING REVENUES:
Transportation and storage of natural gas	$104	$115	$327	$370
Other	6	5	15	15
Total operating revenues	110	120	342	385
OPERATING EXPENSES:
Cost of natural gas and other energy	—	—	2	2
Operating and maintenance	52	53	149	155
General and administrative	10	11	27	29
Depreciation and amortization	32	33	95	98
Total operating expenses	94	97	273	284
OPERATING INCOME	16	23	69	101
OTHER INCOME (EXPENSE):
Interest expense, net	(11)	(12)	(34)	(37)
Interest income — affiliates	1	9	9	23
Other, net	—	—	1	—
INCOME BEFORE INCOME TAX EXPENSE	6	20	45	87
Income tax expense	2	7	19	28
NET INCOME	$4	$13	$26	$59

OTHER COMPREHENSIVE INCOME, NET OF TAX
Actuarial gain relating to postretirement benefit plans	5	—	5	—

COMPREHENSIVE INCOME	$9	$13	$31	$59

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2016	$1,456	$5	$1,461
Distributions to partners	(74)	—	(74)
Unit-based compensation expense	2	—	2
Other comprehensive income	—	5	5
Deemed contribution from partners	5	—	5
Net income	26	—	26
Balance, September 30, 2017	$1,415	$10	$1,425

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$26	$59
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	95	98
Deferred income taxes	29	45
Amortization of deferred financing fees	(19)	(18)
Other non-cash	12	8
Changes in operating assets and liabilities	(4)	110
Net cash flows provided by operating activities	139	302
INVESTING ACTIVITIES:
Capital expenditures	(118)	(70)
Repayment of note receivable from related party	102	35
Notes receivable issued to related party	(40)	(265)
Other	2	—
Net cash flows used in investing activities	(54)	(300)
FINANCING ACTIVITIES:
Distributions to partners	(74)	—
Net cash flows used in financing activities	(74)	—
Net change in cash and cash equivalents	11	2
Cash and cash equivalents, beginning of period	4	3
Cash and cash equivalents, end of period	$15	$5

SUPPLEMENTAL INFORMATION:
Non-cash activity - Settlement of related party payable	$5	$541
Cash paid for interest	$43	$43

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

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net income, total partners’ capital, or cash flows.
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
Recent Accounting Pronouncements
ASU 2014-09
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company expects to adopt ASU 2014-09 in the first quarter of 2018 and will apply the cumulative catchup transition method, which requires recognition, upon the date of initial application, of the cumulative effect of the retrospective application of the standard.
We are continuing the process of evaluating our revenue contracts by fee type to determine the potential impact of adopting the new standard. At this point in our evaluation process, we have determined that the timing and/or amount of revenue that we recognize on certain contracts (as discussed below) may be impacted by the adoption of the new standard; however, we are still in the process of quantifying these impacts and cannot say whether or not they would be material to our financial statements.
We currently anticipate a change to revenues and costs associated with the accounting for noncash consideration and do not expect these changes in the accounting for noncash consideration to impact net income.
We continue to assess the impact of the disclosure requirements under the new standard and are evaluating the manner in which we will disaggregate revenue into categories that show how economic factors affect the nature, timing and uncertainty of revenue and cash flows generated from contracts with customers. In addition, we are in the process of implementing appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. We continue to monitor additional authoritative or interpretive guidance related to the new standard as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available to us.
ASU 2016-02
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
ASU 2017-04
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
The following table provides a summary of the related party activity included in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenues	$11	$4	$18	$13
Operating and maintenance	1	4	5	11
General and administrative	7	6	18	20
Interest income — affiliates	1	9	9	23
The Company settled related party payables with a subsidiary of ETP through a non-cash contribution during the nine months ended September 30, 2017 for $5 million. Additionally, the Company settled a note receivable and related accrued interest from a subsidiary of ETP through a non-cash distribution during the nine months ended September 30, 2016 for $541 million.

3.	FAIR VALUE MEASURES
The Company did not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2017 or December 31, 2016. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to their short-term maturities. Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations was $1.13 billion and $1.14 billion at September 30, 2017 and December 31, 2016, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities. The Company did not have any Level 3 instruments measured at fair value at September 30, 2017 or December 31, 2016, and there were no transfers between hierarchy levels.
4. DEBT OBLIGATIONS
Senior Notes
Panhandle’s 6.20% Senior Notes in the amount of $300 million matured on November 1, 2017 and were repaid with borrowings under an affiliate loan agreement.

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

	September 30, 2017	December 31, 2016
Current	$—	$—
Non-current	2	2
Total environmental liabilities	$2	$2
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of September 30, 2017 and December 31, 2016, the Company has litigation and other claim-related accrued liabilities of $21 million and $21 million, respectively, included in other non-current liabilities on the consolidated balance sheets. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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
RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	2017	2016
OPERATING REVENUES:
Transportation and storage of natural gas	$327	$370
Other	15	15
Total operating revenues	342	385
OPERATING EXPENSES:
Cost of natural gas and other energy	2	2
Operating and maintenance	149	155
General and administrative	27	29
Depreciation and amortization	95	98
Total operating expenses	273	284
OPERATING INCOME	69	101
OTHER INCOME (EXPENSE):
Interest expense, net	(34)	(37)
Interest income — affiliates	9	23
Other, net	1	—
INCOME BEFORE INCOME TAX EXPENSE	45	87
Income tax expense	19	28
NET INCOME	$26	$59

Panhandle natural gas volumes transported (TBtu):
PEPL	452	458
Trunkline	378	369
Sea Robin	56	64
Operating Revenues. Operating revenues decreased for the nine months ended September 30, 2017 compared to the same period in the prior year on the Panhandle and Trunkline pipelines due to lower customer demand driven by weak spreads and mild weather and on the Sea Robin pipeline due to producer maintenance and production declines.
Operating Expenses. Operating expenses decreased for the nine months ended September 30, 2017 compared to the same period in the prior year due to lower allocated costs and system gas activity.
Interest income - affiliates. Interest income - affiliates decreased for the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to the settlement of a note receivable from a subsidiary of ETP in August 2016.
Income Taxes. The change in income tax expense for the nine months ended September 30, 2017 compared to the same period in the prior year was primarily due to lower pre-tax income.

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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	November 7, 2017	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President and Controller (duly authorized to sign on behalf of the registrant)