Form 10-K
period 2017-12-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2018-02-23
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒
Panhandle Eastern Pipe Line Company, LP meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.  Items 1, 2 and 7 have been reduced and Items 6, 10, 11, 12 and 13 have been omitted in accordance with Instruction I.

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
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this annual report on Form 10-K are defined as follows:

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

ii

PART I
ITEM 1.  BUSINESS
Overview
Panhandle Eastern Pipe Line Company, LP and its subsidiaries are primarily interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle region of Texas and Oklahoma to major United States markets in the Midwest and Great Lakes regions and storage of natural gas and are subject to the rules and regulations of the FERC. The Company’s subsidiaries are Trunkline Gas Company, LLC (“Trunkline”), Sea Robin Pipeline Company, LLC (“Sea Robin”) and Pan Gas Storage LLC (“Southwest Gas”).
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
The Company earns most of its revenue by entering into firm transportation and storage contracts, providing capacity for customers to transport and store natural gas in its facilities.  The Company provides firm transportation services under contractual arrangements to local distribution company customers and their affiliates, natural gas marketers, producers, other pipelines, electric power generators and a variety of end-users.  The Company’s pipelines offer both firm and interruptible transportation to customers on a short-term and long-term basis.  Demand for natural gas transmission on the Company’s pipeline systems peaks during the winter months, with the highest throughput and a higher portion of annual total operating revenues occurring during the first and fourth calendar quarters.  Average reservation revenue rates realized by the Company are dependent on certain factors, including but not limited to rate regulation, customer demand for capacity, and capacity sold for a given period and, to an extent, utilization of capacity.  Commodity or utilization revenues, which are more variable in nature, are dependent upon a number of factors including weather, storage and pipeline capacity availability levels, and customer demand for firm and interruptible services, including parking services.  The majority of PEPL’s revenues are related to firm capacity reservation charges, of which reservation charges accounted for 91% of total revenues in 2017.
The following table provides a summary of pipeline transportation (including deliveries made throughout the Company’s pipeline network) in TBtu:

	Years Ended December 31,
	2017	2016
PEPL transportation	636	609
Trunkline transportation	525	480
Sea Robin transportation	73	85

The following table provides a summary of certain statistical information associated with the Company at December 31, 2017:

Approximate Miles of Pipelines
PEPL	6,000
Trunkline	2,000
Sea Robin	1,000
Peak Day Delivery Capacity (Bcf/d)
PEPL	2.8
Trunkline	0.9
Sea Robin	2.0
Underground Storage Capacity-Owned (Bcf)	71.1
Underground Storage Capacity-Leased (Bcf)	18.0
Weighted Average Remaining Life in Years of Firm Transportation Contracts (1)
PEPL	6.6
Trunkline	8.5
Sea Robin (2)	N/A
Weighted Average Remaining Life in Years of Firm Storage Contracts (1)
PEPL	6.6
Trunkline	3.7

(1)	Weighted by firm capacity volumes.

(2)	Sea Robin’s contracts are primarily interruptible.
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
Environmental
The Company is subject to federal, state and local laws and regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters.  These laws and regulations require the Company to conduct its operations in a specified manner and to obtain and comply with a wide variety of environmental regulations, licenses, permits, inspections and other approvals.  Failure to comply with environmental requirements may expose the Company to significant fines, penalties and/or interruptions in operations.  The Company’s environmental policies and procedures are designed to achieve compliance with such laws and regulations.  These evolving laws and regulations and claims for damages to property, employees, other persons and the environment resulting from current or past operations may result in significant expenditures and liabilities in the future.  The Company engages in a process of updating and revising its procedures for the ongoing evaluation of its operations to identify potential environmental exposures and enhance compliance with regulatory requirements.  For additional information concerning the impact of environmental regulation on the Company, see “Item 1A. Risk Factors” and Note 9 to our consolidated financial statements.
Employees
At December 31, 2017, the Company had 496 employees.  Of these employees, 208 were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International AFL-CIO, CLC.  The current union contract expires on May 28, 2019.
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
The Company has a significant amount of debt outstanding.  As of December 31, 2017, debt on the consolidated balance sheets totaled $818 million.
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

The FERC may review existing tariff rates on its own initiative or upon receipt of a complaint filed by a third party. The FERC may, on a prospective basis, order refunds of amounts collected if it finds the rates to have been shown not to be just and reasonable or to have been unduly discriminatory. The FERC has recently exercised this authority with respect to several other pipeline companies. If the FERC were to initiate a proceeding against us and find that our rates were not just and reasonable or unduly discriminatory, the maximum rates we are permitted to charge may be reduced and the reduction could have an adverse effect on our revenues and results of operations.
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
To the extent our costs increase in an amount greater than our revenues increase, or there is a lag between our cost increases and our ability to file for and obtain rate increases, our operating results would be negatively affected. Even if a rate increase is permitted by the FERC to become effective, the rate increase may not be adequate. We cannot guarantee that our interstate pipelines will be able to recover all of our costs through existing or future rates.
The ability of interstate pipelines held in tax-pass-through entities, like us, to include an allowance for income taxes as a cost-of-service element in their regulated rates has been subject to extensive litigation before the FERC and the courts for a number of years. It is currently the FERC’s policy to permit pipelines to include in cost-of-service a tax allowance to reflect actual or potential income tax liability on their public utility income attributable to all partnership or limited liability company interests, to the extent that the ultimate owners have an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Under the FERC’s policy, we thus remain eligible to include an income tax allowance in the tariff rates we charge for interstate natural gas transportation. On December 15, 2016, FERC issued a Notice of Inquiry requesting energy industry input on how FERC should address income tax allowances in cost-based rates proposed by pipeline companies organized as part of a master limited partnership. FERC issued the Notice of Inquiry in response to a remand from the United States Court of Appeals for the D.C. Circuit in United Airlines v. FERC, in which the court determined that FERC had not justified its conclusion that an oil pipeline organized as a partnership would not “double recover” its taxes under the current policy by both including a tax allowance in its cost-based rates and earning a return on equity calculated on a pre-tax basis. We cannot predict whether FERC will successfully justify its conclusion that there is no double recovery of taxes under these circumstances or whether FERC will modify its current policy on either income tax allowances or return on equity calculations for pipeline companies organized as part of a master limited partnership. However, any modification that reduces or eliminates an income tax allowance for pipeline companies organized as part of a master limited partnership or decreases the return on equity for such pipelines could result in an adverse impact on our revenues associated with the transportation and storage services we provide pursuant to cost-based rates. In December 2016, FERC issued a Notice of Inquiry Regarding the Commission’s Policy for Recovery of Income Tax Costs. FERC requested comments regarding how to address any double recovery resulting from the Commission’s current income tax allowance and rate of return policies. The comment period with respect to the notice of inquiry ended on April 7, 2017. The outcome of the inquiry is still pending.
Effective January 2018, the 2017 Tax Cuts and Jobs Act changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. Following the 2017 Tax Cuts and Jobs Act being signed into law, filings have been made at FERC requesting that FERC require pipelines to lower their transportation rates to account for lower taxes. Following the effective date of the law, the FERC orders granting certificates to construct proposed pipeline facilities have directed pipelines proposing new rates for service on those facilities to re-file such rates so that the rates reflect the reduction in the corporate tax rate, and FERC has issued data requests in pending certificate proceedings for proposed pipeline facilities requesting pipelines to explain the impacts of the reduction in the corporate tax rate on the rate proposals in those proceedings and to provide re-calculated initial rates for service on the proposed pipeline facilities. FERC may enact other regulations or issue further requests to pipelines regarding the impact of the corporate tax rate change on the rates. The FERC’s establishment of a just and reasonable rate is based on many components, and the reduction in the corporate tax rate may impact two of such components: the allowance for income taxes and the amount for accumulated deferred income taxes. Because our existing jurisdictional rates were established based on a higher corporate tax rate, FERC or our shippers may challenge these rates in the future, and the resulting new rate may be lower than the rates we currently charge.

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
The current FERC Chairman announced in December 2017 that FERC will review its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities, issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. We are unable to predict what, if any, changes may be proposed that will affect our natural gas pipeline business or when such proposals, if any, might become effective. We do not expect that any change in this policy would affect us in a materially different manner than any other similarly sized natural gas pipeline company operating in the United States.
We may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs.
Pursuant to authority under the NGPSA and HLPSA, PHMSA has established a series of rules requiring pipeline operators to develop and implement integrity management programs for natural gas transmission and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect HCAs which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources, and unusually sensitive ecological areas. These regulations require operators of covered pipelines to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.
In addition, states have adopted regulations similar to existing PHMSA regulations for intrastate gathering and transmission lines. At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines. Any changes to pipeline safety laws by Congress and regulations by PHMSA that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. For example, in January 2017, PHMSA issued a final rule for hazardous liquid pipelines that significantly expands the reach of certain PHMSA integrity management requirements, such as, for example, periodic assessments, leak detection and repairs, regardless of the pipeline’s proximity to a HCA. The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. However, the date of implementation of this final rule by publication in the Federal Register is uncertain given the recent change in Presidential Administrations. In a second example, in April 2016, PHMSA published a proposed rulemaking that would impose new or more stringent requirements for certain natural gas lines and gathering lines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for natural gas pipelines in newly defined “moderate consequence areas” that contain as few as 5 dwellings within a potential impact area; requiring gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their maximum allowable operating pressure (“MAOP”); and requiring certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards. Additional requirements proposed by this proposed rulemaking would increase PHMSA’s integrity management requirements and also require consideration of seismicity in evaluating threats to pipelines. The changes adopted or proposed by these rulemakings or made in future legal requirements could have a material adverse effect on our results of operations and costs of transportation services.
Federal, state and local jurisdictions may challenge the Company’s tax return positions.
The positions taken by the tax return filings of the Company’s parent company require significant judgment, use of estimates, and the interpretation and application of complex tax laws.  Significant judgment is also required in assessing the timing and amounts of deductible and taxable items.  Despite management’s belief that the tax return positions are fully supportable, certain positions may be challenged successfully by federal, state and local jurisdictions.
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
As of December 31, 2017, 208 of the Company’s 496 employees were represented by collective bargaining units under collective bargaining agreements.  Any future work stoppage could, depending on the affected operations and the length of the work stoppage, have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
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
The federal Bureau of Ocean Energy Management (“BOEM”) and the federal Bureau of Safety and Environmental Enforcement (“BSEE”), each agencies of the United States Department of the Interior, have imposed more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. Compliance with these more stringent regulatory requirements and with existing environmental and oil spill regulations, together with any uncertainties or inconsistencies in decisions and rulings by governmental agencies, delays in the processing and approval of drilling permits or exploration, development, oil spill-response and decommissioning plans, and possible additional regulatory initiatives could result in difficult and more costly actions and adversely affect or delay new drilling and ongoing development efforts.
In addition, new regulatory initiatives may be adopted or enforced by the BOEM or the BSEE in the future that could result in additional costs, delays, restrictions, or obligations with respect to oil and natural gas exploration and production operations conducted offshore by certain of our customers. For example, in April 2016, the BOEM published a proposed rule that would update existing air-emissions requirements relating to offshore oil and natural-gas activity on federal Outer Continental Shelf waters. However, in May 2017, Order 3350 was issued by the Department of the Interior Secretary Ryan Zinke, directing the BOEM to reconsider a number of regulatory initiatives governing oil and gas exploration in offshore waters, including, among other things, a cessation of all activities to promulgate the April 2016 proposed rulemaking (“Order 3350”). In an unrelated legal initiative, BOEM issued a Notice to Lessees and Operators (“NTL #2016-N01”) that became effective in September 2016 and imposes more stringent requirements relating to the provision of financial assurance to satisfy decommissioning obligations. Together with a recent re-assessment by BSEE in 2016 in how it determines the amount of financial assurance required, the revised BOEM-administered offshore financial assurance program that is currently being implemented is expected to result in increased amounts of financial assurance being required of operators on the OCS, which amounts may be significant. However, as directed under Order 3350, the BOEM has delayed implementation of NTL #2016-N01 so that it may reconsider this regulatory initiative and, currently, this NTL’s implementation timeline has been extended indefinitely beyond June 30, 2017, except in certain circumstances where there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities. The April 2016 proposed rule and NTL #2016-N01, should they be finalized and/or implemented, as well as any new rules, regulations, or legal initiatives could delay or disrupt our customers operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding and costs, limit activities in certain areas, or cause our customers’ to incur penalties, or shut-in production or lease cancellation. Also, if material spill events were to occur in the future, the United States or other countries could elect to issue directives to temporarily cease drilling activities offshore and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and gas exploration and development. The overall costs imposed on our customers to implement and complete any such spill response activities or any decommissioning obligations could exceed estimated accruals, insurance limits, or supplemental bonding amounts, which could result in the incurrence of additional costs to complete. We cannot predict with any certainty the full impact of any new laws or regulations on our customers’ drilling operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations. The occurrence of any one or more of these developments could result in decreased demand for our services, which could have a material adverse effect on our business as well as our financial position, results of operation and liquidity.

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
The Company’s transportation and storage business is subject to regulation by federal, state and local regulatory authorities.  FERC, the United States Department of Transportation and various state and local regulatory agencies regulate the interstate pipeline business.  In particular, FERC has authority to regulate rates charged by the Company for the transportation and storage of natural gas in interstate commerce.  FERC also has authority over the construction, acquisition, operation and disposition of these pipeline and storage assets.
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
If natural gas prices in the supply basins connected to the pipeline systems of the Company are competitive with prices in other natural gas producing regions able to serve the Company’s customers, the volume of natural gas transported by the Company may be negatively impacted.  Natural gas prices can also affect customer demand for the various services provided by the Company.
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
ITEM 3. LEGAL PROCEEDINGS
The Company and certain of its affiliates are occasionally parties to lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing.  The Company and its affiliates are also subject to various federal, state and local laws and regulations relating to the environment, as described in “Item 1. Business – Regulation.” Several of these companies have been named parties to various actions involving environmental issues.  Based on the Company’s current knowledge and subject to future legal and factual developments, the Company’s management believes that it is unlikely that these actions, individually or in the aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows.  For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other legal matters, reference is made to Note 9 to our consolidated financial statements. Also see “Item 1A. Risk Factors.”
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

Results of Operations

	Years Ended December 31,
	2017	2016
OPERATING REVENUES:
Transportation and storage of natural gas	$460	$494
Other	20	20
Total operating revenues (1)	480	514
OPERATING EXPENSES:
Cost of natural gas and other energy	3	2
Operating and maintenance	199	209
General and administrative	36	39
Depreciation and amortization	127	130
Impairment losses	389	771
Total operating expenses	754	1,151
OPERATING LOSS	(274)	(637)
OTHER INCOME (EXPENSE):
Interest expense, net	(46)	(49)
Interest income - affiliates	10	26
Other, net	2	1
Total other expense, net	(34)	(22)
LOSS BEFORE INCOME TAX BENEFIT	(308)	(659)
Income tax benefit	(263)	(13)
NET LOSS	$(45)	$(646)
Natural gas volumes transported (TBtu): (2)
PEPL	636	609
Trunkline	525	480
Sea Robin	73	85

(1)	Reservation revenues comprised 91% and 89% of total operating revenues for the years ended December 31, 2017 and 2016, respectively.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.
The following is a discussion of the significant items and variances impacting the Company’s net income during the periods presented above:

•
Operating Revenues. Operating revenues decreased for the year ended December 31, 2017 compared to the prior year on Panhandle and Trunkline due to lower customer demand driven by weak spreads and mild weather and on Sea Robin due to producer maintenance and production declines.

•
Impairment Losses. The Company recorded $389 million impairment losses for the year ended December 31, 2017, which is comprised of $262 million goodwill impairment related to Trunkline primarily due to decreases in projected future revenues and cash flows and $127 million fixed asset impairment for Sea Robin due to lower utilization and expected further decrease in projected future cash flows. For the year ended December 31, 2016, the Company recorded a $133 million impairment related to Sea Robin property, plant and equipment and goodwill impairments of $590 million and $48 million related to PEPL and Sea Robin, respectively, primarily due to decreases in projected future revenues and cash flows driven by declines in commodity prices and changes in the markets that these assets serve.

•
Interest income - affiliates. The decrease for the year ended December 31, 2017 compared to the prior year is primarily due to the settlement of a note receivable from a subsidiary of ETP in August of 2016.

•
Income Taxes. The change in the effective rate for the year ended December 31, 2017 was primarily due to the reduction in the federal corporate income rate per the “Tax Cuts and Jobs Act,” as discussed in Note 2 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” as well as to goodwill impairments recorded in 2016, as discussed above, for which the Company does not recognize a tax benefit.
OTHER MATTERS
Environmental Matters
The Company is subject to federal, state and local laws and regulations relating to the protection of the environment.  These evolving laws and regulations may require expenditures over a long period of time to control environmental impacts.  The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures.  These procedures are designed to achieve compliance with such laws and regulations.  For additional information concerning the impact of environmental regulation on the Company, see Note 9 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
Contingencies and Regulatory Matters
See Note 9 to our consolidated financial statements.
Contractual Obligations
The following table summarizes the Company’s expected contractual obligations by payment due date as of December 31, 2017:

	Total	2018	2019	2020	2021	2022	2023 and thereafter
Operating leases (1)	$11	$2	$2	$2	$2	$1	$2
Total long-term debt (2) (3)	790	400	150	—	—	5	235
Interest payments on debt (4)	280	43	22	16	16	16	167
Natural gas purchases (5)	31	3	3	3	2	2	18
Firm capacity payments (6)	24	18	6	—	—	—	—
OPEB funding (7)	48	8	8	8	8	8	8
Total (8)	$1,184	$474	$191	$29	$28	$32	$430

(1)	Lease of various assets utilized for operations.

(2)
The Company is party to debt agreements containing certain covenants that, if not satisfied, would give rise to an event of default that would cause such debt to become immediately due and payable.  Such covenants require the Company to maintain a fixed charge coverage ratio, a leverage ratio and to meet certain ratios of earnings before depreciation, interest and taxes to cash interest expense.  At December 31, 2017, the Company was in compliance with all of its covenants.  See Note 5 to our consolidated financial statements.

(3)	The long-term debt cash obligations exclude $28 million of unamortized fair value adjustments as of December 31, 2017.

(4)	Interest payments on debt are based upon the applicable stated or variable interest rates as of December 31, 2017.

(5)	The Company has tariffs in effect for its utility service areas that provide for recovery of its purchased natural gas costs under defined methodologies.

(6)	Charges for third party storage capacity.

(7)	PEPL is committed to the funding levels of $8 million per year until modified by future rate proceedings, the timing of which is uncertain.

(8)	Excludes non-current deferred tax liability of $451 million due to uncertainty of the timing of future cash flows for such liabilities.
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

New Accounting Standards
ASU 2014-09
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 on January 1, 2018. The Company applied the cumulative catchup transition method and recognized the cumulative effect of the retrospective application of the standard. The effect of the retrospective application of the standard was not material.
For future periods, we do not expect that the adoption of this standard will result in a change to revenues and costs in our consolidated statements of operations.
ASU 2016-02
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The Company expects to adopt ASU 2016-02 in the first quarter of 2019 and is currently evaluating the impact that adopting this new standard will have on the consolidated financial statements and related disclosures.
ASU 2016-16
On January 1, 2018, the Company adopted Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. We do not anticipate a material impact to our financial position or results of operations as a result of the adoption of this standard.
ASU 2017-04
In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and other (Topic 350): Simplifying the test for goodwill impairment”. The amendments in this update remove the second step of the two-step test currently required by Topic 350. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The standard requires prospective application and therefore will only impact periods subsequent to adoption. The Company adopted this ASU for its annual goodwill impairment test in the fourth quarter of 2017.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At December 31, 2017, the interest rate on 93% of the Company’s long-term debt was fixed with no outstanding interest rate swaps.
Commodity Price Risk
The Company is exposed to some commodity price risk with respect to natural gas used in operations by its interstate pipelines.  Specifically, the pipelines receive natural gas from customers for use in generating compression to move the customers’ natural gas.  Additionally, the pipelines may have to settle system imbalances when customers’ actual receipts and deliveries do not match.  When the amount of natural gas utilized in operations by the pipelines differs from the amount provided by customers, the pipelines may use natural gas from inventory or may have to buy or sell natural gas to cover these or other operational needs, resulting in commodity price risk exposure to the Company.  In addition, there is other indirect exposure to the extent commodity price changes affect customer demand for and utilization of transportation and storage services provided by the Company.  At December 31, 2017, the Company had no hedges outstanding.

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2017.
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
Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth fees billed by Grant Thornton LLP for the audits of our annual financial statements and other services rendered (dollars in thousands):

	Years Ended December 31,
	2017	2016
Audit fees (1)	$620	$680
Audit related fees (2)	30	37
Total Fees	$650	$717

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
The ETP Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by our principal independent accountants. The policy requires that all services provided by Grant Thornton LLP including audit services, audit-related services, tax services and other services, must be pre-approved by the ETP Audit Committee. All fees paid or expected to be paid to Grant Thornton LLP for fiscal years 2017 and 2016 were pre-approved by the ETP Audit Committee in accordance with this policy.

The ETP Audit Committee reviews the external auditors’ proposed scope and approach as well as the performance of the external auditors. It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, regularly reviews with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and, at least annually, uses its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items):

•	the auditors’ internal quality-control procedures;

•	any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors;

•	the independence of the external auditors;

•	the aggregate fees billed by our external auditors for each of the previous two years; and

•	the rotation of the lead partner.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements - see Index to Financial Statements appearing on page F-1.

(2)	Financial Statement Schedules - None.

(3)	Exhibits - see Index to Exhibits set forth on page 24.
ITEM 16. FORM 10-K SUMMARY
None.

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

4(h)
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

	Exhibit Number	Description
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

	10(e)
Transfer Agreement, dated February 19, 2014, by and between Energy Transfer Partners, L.P. and Panhandle Eastern Pipe Line Company, LP (Filed as Exhibit 10.1 to PEPL’s Form 8-K filed on February 19, 2014.)

*	12.1	Computation of Ratio of Earnings to Fixed Charges

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definitions Document

	101.LAB	XBRL Taxonomy Label Linkbase Document

	101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

February 23, 2018	By: /s/ A. Troy Sturrock A. Troy Sturrock Senior Vice President and Controller (duly authorized to sign on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Panhandle Eastern Pipe Line Company, LP, in the capacities and on the dates indicated:

	Signature	Title	Date

(i)	Principal executive officer:
	/s/ Kelcy L. Warren	Chief Executive Officer	February 23, 2018
Kelcy L. Warren

(ii)	Principal financial officer:
	/s/ Thomas E. Long	Chief Financial Officer	February 23, 2018
Thomas E. Long

(iii)	The Board of Directors of SUG Holding Company, Sole Member of Southern Union Panhandle, LLC, General Partner of Panhandle Eastern Pipe Line Company, LP

	Signature	Title	Date
	/s/ Kelcy L. Warren	Chief Executive Officer and Director,	February 23, 2018
	Kelcy L. Warren	SUG Holding Company

	/s/ John W. McReynolds	Director, SUG Holding Company	February 23, 2018
John W. McReynolds

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Panhandle Eastern Pipe Line Company, LP and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of SUG Holding Company and
Unitholders of Panhandle Eastern Pipe Line Company, LP
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Panhandle Eastern Pipe Line Company, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Partnership’s auditor since 2012.

Houston, Texas
February 23, 2018

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$2	$4
Accounts receivable, net	45	46
Accounts receivable from related companies	12	17
Exchanges receivable	5	7
Inventories	150	179
Other current assets	3	4
Total current assets	217	257

Property, plant and equipment	3,199	3,242
Accumulated depreciation	(419)	(355)
	2,780	2,887

Other non-current assets, net	167	153
Note receivable from related party	—	251
Goodwill	23	285
Total assets	$3,187	$3,833

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2017	2016
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$407	$307
Accounts payable and accrued liabilities	3	11
Accounts payable to related companies	32	66
Exchanges payable	131	165
Other current liabilities	53	61
Total current liabilities	626	610

Long-term debt, less current maturities	411	834
Note payable to related party	113	—
Deferred income taxes	451	711
Other non-current liabilities	241	217
Commitments and contingencies
Partners’ capital:
Partners’ capital	1,348	1,456
Accumulated other comprehensive income (loss)	(3)	5
Total partners’ capital	1,345	1,461
Total liabilities and partners’ capital	$3,187	$3,833

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Years Ended December 31,
	2017	2016	2015
OPERATING REVENUES:
Transportation and storage of natural gas	$460	$494	$525
Other	20	20	23
Total operating revenues	480	514	548
OPERATING EXPENSES:
Cost of natural gas and other energy	3	2	4
Operating and maintenance	199	209	216
General and administrative	36	39	42
Depreciation and amortization	127	130	133
Impairment losses	389	771	—
Total operating expenses	754	1,151	395
OPERATING INCOME (LOSS)	(274)	(637)	153
OTHER INCOME (EXPENSE):
Interest expense, net	(46)	(49)	(50)
Interest income - affiliates	10	26	23
Other, net	2	1	31
Total other income (expense), net	(34)	(22)	4
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(308)	(659)	157
Income tax expense (benefit)	(263)	(13)	52
NET INCOME (LOSS)	(45)	(646)	105

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Actuarial gain (loss) relating to postretirement benefits, net of tax amounts of $3, $0, and $1, respectively	(10)	3	2
Change in value of available-for-sale securities	2	—	—
COMPREHENSIVE INCOME (LOSS)	$(53)	$(643)	$107

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Dollars in millions)

	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2014	$2,889	$—	$2,889
Distribution to partners	(125)	—	(125)
Unit-based compensation expense	2	—	2
Other comprehensive income, net of tax	—	2	2
Contribution to SUG Holding	(28)	—	(28)
Other	38	—	38
Net income	105	—	105
Balance, December 31, 2015	2,881	2	2,883
Deemed distribution to partners	(781)	—	(781)
Unit-based compensation expense	2	—	2
Other comprehensive income, net of tax	—	3	3
Net loss	(646)	—	(646)
Balance, December 31, 2016	1,456	5	1,461
Distributions to partners	(74)	—	(74)
Unit-based compensation expense	3	—	3
Other comprehensive loss, net of tax	—	(8)	(8)
Deemed contribution from partners	8	—	8
Net loss	(45)	—	(45)
Balance, December 31, 2017	$1,348	$(3)	$1,345

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(45)	$(646)	$105
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	127	130	133
Impairment losses	389	771	—
Deferred income taxes	(252)	(21)	31
Amortization of deferred financing fees	(24)	(24)	(23)
Distributions of earnings received from unconsolidated affiliates	6	—	9
Other non-cash	8	10	(13)
Changes in operating assets and liabilities	(49)	103	(66)
Net cash flows provided by operating activities	160	323	176
INVESTING ACTIVITIES:
Capital expenditures	(154)	(106)	(128)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	—	46
Repayment of note receivable from related party	291	49	40
Note receivable issued to related party	(40)	(265)	(40)
Other	2	—	2
Net cash flows provided by (used in) investing activities	99	(322)	(80)
FINANCING ACTIVITIES:
Distributions to partners	(74)	—	(125)
Note payable issued from related party	113	—	—
Repayment of long-term debt	(300)	—	—
Net cash flows used in financing activities	(261)	—	(125)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2)	1	(29)
CASH AND CASH EQUIVALENTS, beginning of period	4	3	32
CASH AND CASH EQUIVALENTS, end of period	$2	$4	$3

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts are in millions)

1.	OPERATIONS AND ORGANIZATION:
Panhandle Eastern Pipe Line Company, LP (“PEPL”) and its subsidiaries (collectively, the “Company”) primarily operate interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle region of Texas and Oklahoma to major United States markets in the Midwest and Great Lakes regions and natural gas storage assets and are subject to the rules and regulations of the FERC. The Company’s subsidiaries are Trunkline Gas Company, LLC (“Trunkline”), Sea Robin Pipeline Company, LLC (“Sea Robin”) and Pan Gas Storage LLC (“Southwest Gas”).
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
Certain prior period amounts have been reclassified to conform to the 2017 presentation. These reclassifications had no impact on net income, total partners’ capital, or cash flows.

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
New Accounting Pronouncements.
ASU 2014-09
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 on January 1, 2018. The Company applied the cumulative catchup transition method and recognized the cumulative effect of the retrospective application of the standard. The effect of the retrospective application of the standard was not material.
For future periods, we do not expect that the adoption of this standard will result in a change to revenues and costs in our consolidated statements of operations.

ASU 2016-02
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The Company expects to adopt ASU 2016-02 in the first quarter of 2019 and is currently evaluating the impact that adopting this new standard will have on the consolidated financial statements and related disclosures.
ASU 2016-16
On January 1, 2018, the Company adopted Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. We do not anticipate a material impact to our financial position or results of operations as a result of the adoption of this standard.
ASU 2017-04
In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and other (Topic 350): Simplifying the test for goodwill impairment”. The amendments in this update remove the second step of the two-step test currently required by Topic 350. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The standard requires prospective application and therefore will only impact periods subsequent to adoption. The Company adopted this ASU for its annual goodwill impairment test in the fourth quarter of 2017.
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
Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Years Ended December 31,
	2017	2016	2015
Non-cash investing activities:
Note receivable issued in exchange for investment in ETP	$—	$—	$(1,369)
Settlement of affiliate receivable - note receivable	—	541	793
Settlement of affiliate receivable - tax receivable	—	240	—
Settlement of affiliate liability - tax liability	(8)	—	—
Supplemental cash flow information:
Accrued capital expenditures	$11	$15	$21
Cash paid for interest, net of interest capitalized	75	75	76
Cash received for interest on note receivable from affiliate	18	40	16
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

The following table presents the components of inventory:

	December 31,
	2017	2016
Natural gas (1)	$132	$163
Materials and supplies	18	16
	$150	$179

(1)	Natural gas volumes held for operations at December 31, 2017 and 2016 were 37.9 TBtu and 45.6 TBtu, respectively.
Natural Gas Imbalances.  Natural gas imbalances occur as a result of differences in volumes of natural gas received and delivered.  The Company records natural gas imbalance in-kind receivables and payables at cost or market.  Net imbalances that have reduced system natural gas are valued at the cost basis of the system natural gas, while net imbalances that have increased system natural gas and are owed back to customers are priced, along with the corresponding system natural gas, at market.
Fuel Tracker.  The fuel tracker is the cumulative balance of compressor fuel volumes owed to the Company by its customers or owed by the Company to its customers.  The customers, pursuant to each pipeline’s tariff and related contracts, provide all compressor fuel to the pipeline based on specified percentages of the customer’s natural gas volumes delivered into the pipeline.  The percentages are designed to match the actual natural gas consumed in moving the natural gas through the pipeline facilities, with any difference between the volumes provided versus volumes consumed reflected in the fuel tracker.  The tariff of Trunkline , in conjunction with the customers’ contractual obligations, allows the Company to record an asset and direct bill customers for any fuel ultimately under-recovered.  The other FERC-regulated PEPL entities record an expense when fuel is under-recovered or record a credit to expense to the extent any under-recovered prior period balances are subsequently recouped as they do not have such explicit billing rights specified in their tariffs.  Liability accounts are maintained for net volumes of compressor fuel natural gas owed to customers collectively.  The pipelines’ fuel reimbursement is in-kind and non-discountable.
Property, Plant and Equipment.
The following table presents the components of property, plant and equipment:

		December 31,
	Lives in Years	2017	2016
Land and improvements		$3	$3
Buildings and improvements	6 – 46	162	174
Pipelines and equipment	5 – 46	2,571	2,540
Natural gas storage facilities	26 – 46	279	277
Other	3 – 21	157	194
Construction work in progress		27	54
Property, plant and equipment		3,199	3,242
Accumulated depreciation and amortization		(419)	(355)
Property, plant and equipment, net		$2,780	$2,887
For certain components above, the balances as of December 31, 2016 have been reclassified to conform to the 2017 presentation.
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
Interest Cost Capitalized.  The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use.  Interest costs incurred during the construction period are capitalized and amortized over the life of the assets. The Company recognized capitalized interest of $3 million, $2 million and $1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Long-Lived Assets and Goodwill.  Long-lived assets are required to be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill and intangibles with indefinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. An impairment loss should be recognized only if the carrying amount of the asset/goodwill is not recoverable and exceeds its fair value.
In order to test for recoverability when performing a quantitative impairment test, the Company makes estimates of projected cash flows related to the asset, which include, but are not limited to, assumptions about the use or disposition of the asset, estimated remaining life of the asset, and future expenditures necessary to maintain the asset’s existing service potential. In order to determine fair value, the Company makes certain estimates and assumptions, including, among other things, changes in general economic conditions in the Company’s operating regions, the availability and prices of natural gas, the ability to negotiate favorable sales agreements, the risks that natural gas exploration and production activities will not occur or be successful, dependence on certain significant customers and producers of natural gas, and competition from other companies, including major energy producers. If future results are not consistent with the Company’s estimates, future impairment losses that could be material may be recorded to our results of operations.
The Company determines the fair value of its reporting units using a weighted combination of the discounted cash flow method and the guideline company method. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Company believes the estimates and assumptions used in our impairment assessments are reasonable; however, variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discounted cash flow method, the Company determined fair value based on estimated future cash flows of each reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflect the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one year budgeted amounts and five year operating forecasts plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Company determined the estimated fair value of each of our reporting units by applying valuation multiples of comparable publicly-traded companies to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using a three year average. In addition, the Company estimated a reasonable control premium representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business.
Key assumptions for the measurement of goodwill impairment is management’s estimate of future cash flows and EBITDA. These estimates are based on the annual budget for the upcoming year and forecasted amounts for multiple subsequent years. The annual budget process is typically completed near the annual goodwill impairment testing date, and management uses the most recent information for the annual impairment tests. The forecast is also subjected to a comprehensive update annually in conjunction with the annual budget process and is revised periodically to reflect new information and/or revised expectations. The estimates of future cash flows and EBITDA are subjective in nature and are subject to impacts from the business risks described in “Item 1A. Risk Factors.” Therefore, the actual results could differ significantly from the amounts used for goodwill impairment testing, and significant changes in fair value estimates could occur in a given period.
During the fourth quarter of 2017, the Company performed goodwill impairment tests and recognized goodwill impairment of $262 million related to Trunkline, primarily due to decreases in projected future revenues and cash flows driven by declines in commodity prices and changes in the markets that the assets serve. The Company also recorded a $127 million fixed asset impairment related to Sea Robin, primarily due to lower utilization and expected decrease in projected future cash flows.
During the fourth quarter of 2016, the Company performed goodwill impairment tests and recognized goodwill impairment of $590 million and $48 million related to PEPL and Sea Robin, respectively, primarily due to decreases in projected future revenues and cash flows driven by declines in commodity prices and changes in the markets that these assets serve. The

Company also recorded a $133 million fixed asset impairment related to Sea Robin, primarily due to a decrease in projected future cash flows driven by declines in commodity prices.
The Company did not record a goodwill or fixed asset impairment for the year ended December 31, 2015.
Changes in the carrying amount of goodwill were as follows:

Total
Balance, December 31, 2015	$923
Impairment losses	(638)
Balance, December 31, 2016	285
Impairment losses	(262)
Balance, December 31, 2017	$23
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
Other Non-Current Liabilities. Other non-current liabilities consisted of the following:

	December 31,
	2017	2016
Pension liability	$120	$96
ARO Liability	57	54
Other	64	67
Total other non-current liabilities	$241	$217
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
The allowance for doubtful accounts was not material as of and during the years ended December 31, 2017 and 2016.
The following table presents the relative contribution to the Company’s total operating revenue from continuing operations of each customer that comprised at least 10% of its operating revenues:

	Years Ended December 31,
	2017	2016	2015
Customer A	13%	12%	11%
Customer B	—	—	10
Other top 10 customers	41	38	28
Remaining customers	46	50	51
Total percentage	100%	100%	100%
Accumulated Other Comprehensive Income. The main components of accumulated other comprehensive income are a net actuarial gain and prior service costs on pension and other postretirement benefit plans.
Retirement Benefits.  The Company recognizes the overfunded or underfunded status of defined benefit pension and other postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans).  Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.   Changes in the funded status of the plan are recorded in other comprehensive income in partners’ capital in the year in which the change occurs.
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
The Company had $21 million and $13 million available for sale securities, included in other non-current assets, at December 31, 2017 and 2016. At December 31, 2017, $14 million in equity securities were valued at Level 1 and $7 million in fixed income securities were valued at Level 2. At December 31, 2016, $8 million in equity securities were valued at Level 1 and $5 million in fixed income securities were valued at Level 2. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value.
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
In December 2017, the “Tax Cuts and Jobs Act” was signed into law. Among other provisions, the highest corporate federal income tax rate was reduced from 35% to 21% for taxable years beginning after December 31, 2017. As noted above, the effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date. As such, a deferred tax benefit in the amount of $249 million was recognized in 2017.
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

The following tables provide a summary of related party activity included in our consolidated statements of operations:

	Years Ended December 31,
	2017	2016	2015
Operating revenues	$43	$17	$18
Operating and maintenance	7	14	16
General and administrative	23	27	31
Interest income — affiliates	10	26	23
Income from unconsolidated affiliates	2	1	26
The Company settled related party payables with a subsidiary of ETP through a non-cash contribution during the year ended December 31, 2017 for $8 million. During the year ended December 31, 2016, the Company settled related party receivables with a subsidiary of ETP through a non-cash distribution for $240 million.

4.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
The Company previously held an investment in Regency, which had been received in connection with a contribution transaction in 2013. In April 2015, ETP completed its acquisition of Regency and the Company’s investment converted to 15.5 million ETP common units.
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
The Company has other equity method investments which are not, individually or in the aggregate, significant to our consolidated financial statements.

5.	DEBT OBLIGATIONS:
The following table sets forth the debt obligations of the Company:

	December 31,
	2017	2016
6.20% Senior Notes due 2017	$—	$300
7.00% Senior Notes due 2018	400	400
8.125% Senior Notes due 2019	150	150
7.60% Senior Notes due 2024	82	82
7.00% Senior Notes due 2029	66	66
8.25% Senior Notes due 2029	33	33
Floating Rate Junior Subordinated Notes due 2066	54	54
Other long term debt	5	5
Unamortized fair value adjustments	28	51
Total debt outstanding	818	1,141
Less: Current maturities of long-term debt	407	307
Total long-term debt, less current maturities	$411	$834
Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations at December 31, 2017 and 2016 was $830 million and $1.14 billion, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

As of December 31, 2017, the Company has scheduled long-term debt principal payments as follows:

Years Ended December 31,
2018	400
2019	150
2020	—
2021	—
2022	5
Thereafter	235
Total	$790
Senior Notes
Panhandle’s $300 million 6.20% Senior Notes matured on November 1, 2017 and were repaid with borrowings under an affiliate loan agreement.
Floating Rate Junior Subordinated Notes
The interest rate on the remaining portion of PEPL’s $600 million junior subordinated notes due 2066 is a variable rate based upon the three-month LIBOR rate plus 3.0175%. The balance of the variable rate portion of the junior subordinated notes was $54 million at an effective interest rate of 4.394% and 3.903% at December 31, 2017, and 2016.
Compliance With Our Covenants
The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens.  Other covenants impose limitations on restricted payments, including dividends and loans to affiliates, and additional indebtedness. As of December 31, 2017, the Company is in compliance with these covenants.
The Company will continue to opportunistically evaluate alternatives for funding its debt repayment obligations. Alternatives include, but are not limited to, refinancing of amounts due with new senior notes, a term loan facility or a loan provided by ETP or other affiliates.

6.	RETIREMENT BENEFITS:
Postretirement Benefit Plans
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
Effective January 1, 2018, the plan was amended to extend coverage to a new closed group of former employees based on certain criteria.

Obligations and Funded Status
Other postretirement benefit liabilities are accrued on an actuarial basis during the years an employee provides services.  The following tables contain information at the dates indicated about the obligations and funded status of the Company’s other postretirement plans.

	December 31,
	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of period	$19	$21
Interest cost	1	1
Amendments	8	—
Actuarial gain	(1)	(1)
Benefits paid, net	(2)	(2)
Benefit obligation at end of period	$25	$19
Change in plan assets:
Fair value of plan assets at beginning of period	$126	$118
Return on plan assets and other	11	2
Employer contributions	8	8
Benefits paid, net	(2)	(2)
Fair value of plan assets at end of period	$143	$126

Amount overfunded at end of period (1)	$118	$107

Amounts recognized in accumulated other comprehensive income (pre-tax basis) consist of:
Net actuarial gain	$(13)	$(7)
Prior service cost	20	14
	$7	$7

(1)	Recorded as a non-current asset in the consolidated balance sheets.
Components of Net Periodic Benefit Cost
The following tables set forth the components of net periodic benefit cost of the Company’s postretirement benefit plan for the periods presented:

	Years Ended December 31,
	2017	2016	2015
Interest cost	$1	$1	$1
Expected return on plan assets	(7)	(6)	(6)
Prior service credit amortization	1	1	1
Actuarial loss amortization	—	(1)	(1)
Net periodic benefit cost	$(5)	$(5)	$(5)
The estimated prior service cost for other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2017 is $1 million.
Assumptions.  The weighted-average discount rate used in determining benefit obligations was 3.75% and 3.71% at December 31, 2017 and 2016, respectively.

The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the table below:

	Years Ended December 31,
	2017	2016	2015
Discount rate	3.75%	3.88%	3.60%
Expected return on assets:
Tax exempt accounts	7.00%	7.00%	7.00%
Taxable accounts	4.50%	4.50%	4.50%
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
The assumed health care cost trend rates used to measure the expected cost of benefits covered by the plans are shown in the table below:

	December 31,
	2017	2016
Health care cost trend rate	8.10%	8.10%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.95%	4.70%
Year that the rate reaches the ultimate trend rate	2025	2024
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on accumulated postretirement benefit obligation	$3	$(3)
Effect on total of annual service and interest cost components	—	—
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
The fair value of the Company’s other postretirement plan assets at the dates indicated by asset category is as follows:

	December 31,
	2017	2016
Cash and cash equivalents	$12	$8
Target 2020 Fund (1)	123	112
Target 2050 Fund (2)	8	6
Total	$143	$126

(1)
This fund of funds invests primarily in a diversified portfolio of equity, fixed income and cash.  As of December 31, 2017, the fund was primarily comprised of 32% equities, 52% fixed income securities and 16% international securities.

(2)
This fund of funds invests primarily in a diversified portfolio of equity, fixed income and cash.  As of December 31, 2017, the fund was primarily comprised of 54% equities, 10% fixed income securities and 36% cash.

The other postretirement plan assets are classified as Level 1 assets within the fair-value hierarchy as their fair values are based on active market quotes.
Contributions.  The Company expects to make $8 million contributions to its other postretirement plans in 2018 and annually thereafter until modified by rate case proceedings.
Benefit Payments.  The Company’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below.

Years	Expected Benefit Payments
2018	$1
2019	1
2020	1
2021	1
2022	1
2023 – 2027	7
The Medicare Prescription Drug Act provides for a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The Company does not expect to receive any Medicare Part D subsidies in any future periods.
Defined Contribution Plan
The Company participates in ETP’s defined contribution savings plan (“Savings Plan”) that is available to virtually all employees.  The Company provided matching contributions of 100% of the first 5% of the participant’s compensation paid into the Savings Plan.  The Company contributed $2 million to the Savings Plan during the years ended December 31, 2017, 2016, and 2015.
In addition, the Company provides a 3% discretionary profit sharing contribution to eligible employees with annual base compensation below a specific threshold.  Company contributions are 100% vested after five years of continuous service.  The Company made discretionary profit sharing contributions of $1 million during each of the years ended December 31, 2017, 2016, and 2015.
7.INCOME TAXES:
The following table provides a summary of the current and deferred components of income tax expense (benefit) from continuing operations:

	Years Ended December 31,
	2017	2016	2015
Current expense (benefit):
Federal	$(10)	$8	$21
State	(1)	—	—
Total	(11)	8	21
Deferred expense (benefit):
Federal	$(253)	$(11)	$17
State	1	(10)	14
Total	(252)	(21)	31
Total income tax expense (benefit)	$(263)	$(13)	$52

The differences between the Company’s effective income tax rate and the United States federal income tax statutory rate were as follows:

	Years Ended December 31,
	2017	2016	2015
Computed statutory income tax expense (benefit) at 35%	$(108)	$(231)	$55
Changes in income taxes resulting from:
Federal tax rate change	(249)	—	—
State income taxes, net of federal income tax benefit	1	(6)	9
Non-deductible goodwill impairment	92	223	—
Audit settlements	—	—	(7)
Other	1	1	(5)
Income tax expense (benefit)	$(263)	$(13)	$52
Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  The table below summarizes the principal components of the Company’s deferred tax assets (liabilities) as follows:

	December 31,
	2017	2016
Deferred income tax assets:
Other postretirement benefits	$3	$4
Debt amortization	12	30
Other	65	37
Total deferred income tax assets	80	71
Valuation allowance	(2)	(2)
Net deferred income tax assets (included within other non-current assets, net)	$78	$69

Deferred income tax liabilities:
Property, plant and equipment	$(484)	$(770)
Investment in unconsolidated affiliates	(5)	(6)
Other	(40)	(4)
Total deferred income tax liabilities	(529)	(780)
Net deferred income tax liability	$(451)	$(711)

As of December 31, 2017, the Company has $12 million ($9 million, net of federal tax) of unrecognized tax benefits, all of which would impact the Company’s effective income tax rate if recognized.
The Company’s policy is to classify and accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense in its consolidated statement of operations, which is consistent with the recognition of these items in prior reporting periods.
The Company and Southern Union are no longer subject to United States federal, state or local examinations for taxable periods prior to 2014. However, the Company and Southern Union are subject to Louisiana audits for taxable years 2013 and 2014. The issue under audit is whether to allocate or apportion the taxable gain from sale of two local distribution companies in 2013.

8.	ASSET RETIREMENT OBLIGATIONS:
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
The Company recorded ARO related to (i) retiring natural gas storage wells, (ii) retiring offshore platforms and lines and (iii) removing asbestos. Long-lived assets related to ARO aggregated $1 million and $14 million as of December 31, 2017 and 2016, respectively, and were reflected as plant, property and equipment on our balance sheet. In addition, the Company had $21 million and $13 million legally restricted for the purpose of settling ARO that was reflected as other non-current assets as of December 31, 2017 and 2016, respectively.
The following table is a reconciliation of the carrying amount of the ARO liability for the periods presented.  Changes in assumptions regarding the timing, amount, and probabilities associated with the expected cash flows, as well as the difference in actual versus estimated costs, may result in a change in the amount of the liability recognized.

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$54	$58	$58
Revisions	1	—	—
Settled	(1)	(7)	(3)
Accretion expense	3	3	3
Ending balance	$57	$54	$58

9.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
Contingent Residual Support Agreement with ETP
Under a contingent residual support agreement with ETP and Citrus ETP Finance LLC, the Company provides contingent, residual support to Citrus ETP Finance LLC (on a non-recourse basis to the Company) with respect to Citrus ETP Finance LLC’s obligations to ETP to support the payment of $2 billion in principal amount of senior notes issued by ETP on January 17, 2012.
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
The Company recorded $2 million in non-current liabilities as of December 31, 2017 and 2016 to cover environmental remediation actions where management believes a loss is probable and reasonably estimable.  The Company is not able to estimate the possible loss or range of loss in excess of amounts accrued. The Company does not have any material environmental remediation matters assessed as reasonably possible.
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of December 31, 2017 and 2016, the Company’s consolidated balance sheet reflected litigation and other claim-related accrued liabilities of $21 million and $21 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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

10.	QUARTERLY FINANCIAL DATA (UNAUDITED):
The following table provides certain quarterly financial information for the periods presented:

	Quarters Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	Total
Operating revenues	$128	$104	$110	$138	$480
Operating income (loss) (1)	35	18	16	(343)	(274)
Net income (loss)	14	8	4	(71)	(45)

	Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	Total
Operating revenues	$141	$124	$120	$129	$514
Operating income (loss) (2)	48	30	23	(738)	(637)
Net income (loss)	31	15	13	(705)	(646)

(1)	Operating income (loss) includes $389 million of impairment losses recognized during the fourth quarter of 2017.

(2)	Operating income (loss) includes $771 million of impairment losses recognized during the fourth quarter of 2016.