Form 10-Q
period 2018-03-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2018-05-10
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

FORM 10-Q

PANHANDLE EASTERN PIPE LINE COMPANY, LP

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Panhandle Eastern Pipe Line Company, LP and its subsidiaries (“PEPL” or the “Company”) in periodic press releases and some oral statements of Panhandle officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I — Item 1A. Risk Factors” in the Company’s Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 23, 2018.
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

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1	$2
Accounts receivable, net	43	45
Accounts receivable from related companies	10	12
Exchanges receivable	10	5
Inventories	91	150
Other current assets	3	3
Total current assets	158	217

Property, plant and equipment	3,207	3,199
Accumulated depreciation	(447)	(419)
	2,760	2,780

Other non-current assets, net	169	167
Goodwill	23	23
Total assets	$3,110	$3,187

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2018	December 31, 2017
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$404	$407
Accounts payable and accrued liabilities	2	3
Accounts payable to related companies	45	32
Exchanges payable	78	131
Other current liabilities	44	53
Total current liabilities	573	626

Long-term debt, less current maturities	409	411
Note payable to related party	58	113
Deferred income taxes	462	451
Other non-current liabilities	241	241
Commitments and contingencies

Partners’ capital:
Partners’ capital	1,373	1,348
Accumulated other comprehensive loss	(6)	(3)
Total partners’ capital	1,367	1,345
Total liabilities and partners’ capital	$3,110	$3,187

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING REVENUES:
Transportation and storage of natural gas	$142	$123
Other	7	5
Total operating revenues	149	128
OPERATING EXPENSES:
Cost of natural gas and other energy	1	1
Operating and maintenance	47	51
General and administrative	9	10
Depreciation and amortization	30	31
Total operating expenses	87	93
OPERATING INCOME	62	35
OTHER INCOME (EXPENSE):
Interest expense, net	(11)	(12)
Interest income — affiliates	—	4
Other, net	1	(1)
INCOME BEFORE INCOME TAX EXPENSE	52	26
Income tax expense	18	12
NET INCOME	34	14

OTHER COMPREHENSIVE LOSS, NET OF TAX
Actuarial loss relating to postretirement benefit plans	(1)	—

COMPREHENSIVE INCOME	$33	$14

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	$1,348	$(3)	$1,345
Distributions to partners	(24)	—	(24)
Non-cash compensation expense	1	—	1
Other comprehensive loss, net of tax	—	(1)	(1)
Deemed contribution from partners	11	—	11
Other	3	(2)	1
Net income	34	—	34
Balance, March 31, 2018	$1,373	$(6)	$1,367

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$34	$14
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	30	31
Deferred income taxes	12	12
Amortization of deferred financing fees	(5)	(6)
Other non-cash	2	2
Changes in operating assets and liabilities	25	6
Net cash flows provided by operating activities	98	59
INVESTING ACTIVITIES:
Capital expenditures	(20)	(30)
Notes receivable issued to related party	—	(30)
Net cash flows used in investing activities	(20)	(60)
FINANCING ACTIVITIES:
Distributions to partners	(24)	—
Note payable issued from related party	11	—
Repayment of note payable from related party	(66)	—
Net cash flows used in financing activities	(79)	—
Net change in cash and cash equivalents	(1)	(1)
Cash and cash equivalents, beginning of period	2	4
Cash and cash equivalents, end of period	$1	$3

SUPPLEMENTAL INFORMATION:
Non-cash activity - Settlement of related party payables	$11	$5
Cash paid for interest	$6	$6

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
Basis of Presentation
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of the Company’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
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
Recent Accounting Pronouncements
ASU 2016-02
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. In January 2018, the FASB issued Accounting Standards Update No. 2018-01, which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under Topic 840. The Company expects to adopt ASU 2016-02 and elect the practical expedient under ASU 2018-01in the first quarter of 2019 and is currently evaluating the impact that adopting this new standard will have on the consolidated financial statements and related disclosures.
ASU 2018-02
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings at partners’ capital for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The Company elected to early adopted this ASU in the first quarter of 2018. The effect of the adoption was not material.

Recently Adopted Pronouncements
ASU 2014-09
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 on January 1, 2018. The Company has made appropriate design and implementation updates to our business processes, systems and internal controls to support recognition and disclosure under the new standard.
Utilizing the practical expedients allowed under the modified retrospective adoption method, Accounting Standards Codification (“ASC”) Topic 606 was only applied to existing contracts for which the Company has remaining performance obligations as of January 1, 2018, and new contracts entered into after January 1, 2018. ASC Topic 606 was not applied to contracts that were completed prior to January 1, 2018.
The Company has elected to apply the modified retrospective method to adopt the new standard. For contracts in scope of the new revenue standard as of January 1, 2018, the cumulative effect of adjustment to partners’ capital was not material. The comparative information has not been restated under the modified retrospective method and continues to be reported under the accounting standards in effect for those periods.
The adoption of the new revenue standard by the Company resulted in no reclassifications between revenue, cost of sales and operating expenses. There were no changes in the timing of recognition of revenue and therefore no impact to the balance sheet upon adoption.

2.	RELATED PARTY TRANSACTIONS
Accounts receivable from related companies reflected on the consolidated balance sheets primarily related to services provided to ETE, ETP and other affiliates. Accounts payable to related companies reflected on the consolidated balance sheets related to various services provided by ETP and other affiliates.
The following table provides a summary of the related party activity included in the consolidated statements of operations:

	Three Months Ended March 31,
	2018	2017
Operating revenues	$23	$4
Operating and maintenance	1	2
General and administrative	6	6
Interest income — affiliates	—	4
The Company settled related party payables with a subsidiary of ETP through non-cash contributions during the three months ended March 31, 2018 and 2017 for $11 million and $5 million, respectively.

3.	FAIR VALUE MEASURES
The Company had $21 million of fair value of available for sale securities, included in other non-current assets, at both March 31, 2018 and December 31, 2017. At March 31, 2018 and December 31, 2017, $14 million in equity securities were valued at Level 1 and $7 million in fixed income securities were valued at Level 2. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value. Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations was $817 million and $830 million at March 31, 2018 and December 31, 2017, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities. The Company did not have any Level 3 instruments measured at fair value at March 31, 2018 or December 31, 2017, and there were no transfers between hierarchy levels during the periods presented.

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
The Company’s consolidated balance sheets reflected $2 million in non-current liabilities as of March 31, 2018 and December 31, 2017 to cover environmental remediation actions where management believes a loss is probable and reasonably estimable.  The Company is not able to estimate the possible loss or range of loss in excess of amounts accrued. The Company does not have any material environmental remediation matters assessed as reasonably possible.
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of March 31, 2018 and December 31, 2017, the Company has litigation and other claim-related accrued liabilities of $20 million and $21 million, respectively, included in other non-current liabilities on the consolidated balance sheets. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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

5.	REVENUE
The following disclosures discuss the Company’s revised revenue recognition policies upon the adoption of ASU 2014-09 on January 1, 2018, as discussed in Note 1. These policies were applied to the current period only, and the amounts reflected in the Company’s consolidated financial statements for the three months ended March 31, 2017 were recorded under the Company’s previous accounting policies.
Our revenues are determined primarily by the amount of capacity our customers reserve as well as the actual volume of natural gas that flows through pipelines. Under transportation and storage contracts, customers are charged (i) a demand fee, which is a fixed fee for the reservation of an agreed amount of capacity on the transportation pipeline for a specified period of time and which obligates the customer to pay even if the customer does not transport natural gas on the respective pipeline, (ii) a transportation fee, which is based on the actual throughput of natural gas by the customer, (iii) fuel retention based on a percentage of gas transported on the pipeline, or (iv) a combination of the three, generally payable monthly.
The performance obligation with respect to these contracts is a promise to provide a single type of service daily over the life of the contract, which is fundamentally a “stand-ready” service. While there can be multiple activities required to be performed, these activities are not separable because such activities in combination are required to successfully transfer the overall service for which the customer has contracted. The fixed consideration of the transaction price is allocated ratably over the life of the contract and revenue should be recognized over time because the customer simultaneously receives and consumes the benefit of this service.
Contract Balances with Customers
The Company satisfies its obligations by transferring goods or services in exchange for consideration from customers. The timing of performance may differ from the timing the associated consideration is paid to or received from the customer, thus resulting in the recognition of a contract asset or a contract liability.
The Company recognizes a contract asset when making upfront consideration payments to certain customers or when providing services to customers prior to the time at which the Company is contractually allowed to bill for such services. As of March 31, 2018, no contract assets have been recognized.
The Company recognizes a contract liability if the customer's payment of consideration precedes the Company’s fulfillment of the performance obligations. As of March 31, 2018, no contract liabilities have been recognized.
Performance Obligation
At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Company considers all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, the Company allocates the total contract consideration it expects to be entitled to, to each distinct performance obligation based on a standalone-selling price basis. Revenue is recognized when (or as) the performance obligations are satisfied, that is, when the customer obtains control of the good or service. Certain of our contracts contain variable components, which, when combined with the fixed component are considered a single performance obligation. For these types of contacts, only the fixed component of the contracts are included in the table below.

As of March 31, 2018, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations is approximately $2.98 billion and the Company expects to recognize this amount as revenue within the time bands illustrated below:

	2018	2019	2020	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of March 31, 2018	317	393	316	1,950	2,976
Practical Expedients Utilized by the Company
For the period ended March 31, 2018, the Company elected the following practical expedients in accordance with Topic 606:

•
Right to invoice - The Company elected to utilize an output method to recognize revenue that is based on the amount to which the Company has a right to invoice a customer for services performed to date, if that amount corresponds directly with the value provided to the customer for the related performance or its obligation completed to date. As such, the Company recognized revenue in the amount to which it had the right to invoice customers.

•
Significant financing component - The Company elected not to adjust the promised amount of consideration for the effects of significant financing component if the Company expects, at contract inception, that the period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

•
Unearned variable consideration - The Company elected to only disclose the unearned fixed consideration associated with unsatisfied performance obligations related to our various customer contracts which contain both fixed and variable components.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar amounts are in millions)
The information in Item 2 has been prepared pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q. Accordingly, this Item 2 includes only management’s narrative analysis of the results of operations and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 23, 2018.
RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017
OPERATING REVENUES:
Transportation and storage of natural gas	$142	$123
Other	7	5
Total operating revenues	149	128
OPERATING EXPENSES:
Cost of natural gas and other energy	1	1
Operating and maintenance	47	51
General and administrative	9	10
Depreciation and amortization	30	31
Total operating expenses	87	93
OPERATING INCOME	62	35
OTHER INCOME (EXPENSE):
Interest expense, net	(11)	(12)
Interest income — affiliates	—	4
Other, net	1	(1)
INCOME BEFORE INCOME TAX EXPENSE	52	26
Income tax expense	18	12
NET INCOME	$34	$14

Panhandle natural gas volumes transported (TBtu):
PEPL	196	160
Trunkline	149	129
Sea Robin	16	22
Operating Revenues. Operating revenues increased for the three months ended March 31, 2018 compared to the same period in the prior year on the Panhandle and Trunkline pipelines due to higher customer demand driven by colder weather.
Operating Expenses. Operating expenses decreased for the three months ended March 31, 2018 compared to the same period in the prior year due to lower allocated costs and system gas activity.
Interest income - affiliates. Interest income - affiliates decreased for the three months ended March 31, 2018 compared to the same period in the prior year primarily due to the settlement of a note receivable from a subsidiary of ETP in November 2017.
Income Taxes. The change in income tax expense for the three months ended March 31, 2018 compared to the same period in the prior year was primarily due to an increase in income before income tax expense offset by a reduction in the federal corporate income rate per the “Tax Cuts and Jobs Act.”

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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
In connection with the Company’s adoption of Topic 606 effective January 1, 2018, we have made certain design and implementation updates to our business processes, systems and internal controls to support recognition and disclosure under the new standard. The Company’s adoption and implementation of Topic 606 is discussed in Note 1 to the consolidated financial statements included in “Item 1. Financial Statements.”
There have been no changes in our internal controls, other than those discussed above, over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Note 4 in this Quarterly Report on Form 10-Q and in Note 9 in the Company’s Form 10-K for the year ended December 31, 2017.
The Company is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites. As a result, the Company is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters. For information regarding these matters, see Note 4 in this Quarterly Report on Form 10-Q and Note 9 included in the Company’s Form 10-K for the year ended December 31, 2017.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on February 23, 2018.
ITEM 6. EXHIBITS
The exhibits listed below are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*    Filed herewith.
**    Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	May 10, 2018	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President and Controller (duly authorized to sign on behalf of the registrant)