Form 10-Q
period 2018-06-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2018-08-09
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$6	$2
Accounts receivable, net	38	45
Accounts receivable from related companies	12	12
Exchanges receivable	10	5
Inventories	86	150
Other current assets	1	3
Total current assets	153	217

Property, plant and equipment	3,230	3,199
Accumulated depreciation	(475)	(419)
	2,755	2,780

Other non-current assets, net	173	167
Goodwill	23	23
Total assets	$3,104	$3,187

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2018	December 31, 2017
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$155	$407
Accounts payable and accrued liabilities	3	3
Accounts payable to related companies	33	32
Exchanges payable	70	131
Other current liabilities	61	53
Total current liabilities	322	626

Long-term debt, less current maturities	253	411
Note payable to related party	426	113
Deferred income taxes	467	451
Other non-current liabilities	246	241
Commitments and contingencies

Partners’ capital:
Partners’ capital	1,396	1,348
Accumulated other comprehensive loss	(6)	(3)
Total partners’ capital	1,390	1,345
Total liabilities and partners’ capital	$3,104	$3,187

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
OPERATING REVENUES:
Transportation and storage of natural gas	$131	$100	$273	$223
Other	3	4	10	9
Total operating revenues	134	104	283	232
OPERATING EXPENSES:
Cost of natural gas and other energy	1	1	2	2
Operating and maintenance	54	46	101	97
General and administrative	9	7	18	17
Depreciation and amortization	30	32	60	63
Total operating expenses	94	86	181	179
OPERATING INCOME	40	18	102	53
OTHER INCOME (EXPENSE):
Interest expense, net	(8)	(11)	(18)	(23)
Interest expense — affiliates	(2)	—	(3)	—
Interest income — affiliates	—	4	—	8
Other, net	1	2	2	1
INCOME BEFORE INCOME TAX EXPENSE	31	13	83	39
Income tax expense	9	5	27	17
NET INCOME	22	8	56	22

OTHER COMPREHENSIVE LOSS, NET OF TAX
Actuarial loss relating to postretirement benefit plans	—	—	(1)	—

COMPREHENSIVE INCOME	$22	$8	$55	$22

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	$1,348	$(3)	$1,345
Distributions to partners	(24)	—	(24)
Non-cash compensation expense	2	—	2
Other comprehensive loss, net of tax	—	(1)	(1)
Deemed contribution from partners	11	—	11
Other	3	(2)	1
Net income	56	—	56
Balance, June 30, 2018	$1,396	$(6)	$1,390

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$56	$22
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	60	63
Deferred income taxes	17	19
Amortization of deferred financing fees	(9)	(13)
Other non-cash	5	8
Changes in operating assets and liabilities	16	(9)
Net cash flows provided by operating activities	145	90
INVESTING ACTIVITIES:
Capital expenditures	(31)	(83)
Repayment of note receivable from related party	—	99
Notes receivable issued to related party	—	(30)
Other	—	3
Net cash flows used in investing activities	(31)	(11)
FINANCING ACTIVITIES:
Distributions to partners	(24)	(74)
Repayment of long-term debt	(400)	—
Note payable issued from related party	380	—
Repayment of note payable from related party	(66)	—
Net cash flows used in financing activities	(110)	(74)
Net change in cash and cash equivalents	4	5
Cash and cash equivalents, beginning of period	2	4
Cash and cash equivalents, end of period	$6	$9

SUPPLEMENTAL INFORMATION:
Non-cash activity - Accrued capital expenditures	$11	$18
Non-cash activity - Settlement of related party payables	$11	$5
Cash paid for interest	$14	$37

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
The following table provides a summary of the related party activity included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenues	$24	$3	$47	$7
Operating and maintenance	1	2	2	4
General and administrative	5	5	11	11
Interest expense — affiliate	2	—	3	—
Interest income — affiliate	—	4	—	8
The Company settled related party payables with a subsidiary of ETP through non-cash contributions during the six months ended June 30, 2018 and 2017 for $11 million and $5 million, respectively.

3.	FAIR VALUE MEASURES
The Company had $21 million of fair value of available for sale securities, included in other non-current assets, at both June 30, 2018 and December 31, 2017. At June 30, 2018 and December 31, 2017, $14 million in equity securities were valued at Level 1 and $7 million in fixed income securities were valued at Level 2. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value. Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations was $406 million and $830 million at June 30, 2018 and December 31, 2017, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities. The Company did not have any Level 3 instruments measured at fair value at June 30, 2018 or December 31, 2017, and there were no transfers between hierarchy levels during the periods presented.

4.	DEBT OBLIGATIONS
Panhandle’s 7.00% Senior Notes in the amount of $400 million matured on June 15, 2018 and were repaid with borrowings under an affiliate loan agreement.

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
The Company’s consolidated balance sheets reflected $2 million in non-current liabilities as of June 30, 2018 and December 31, 2017 to cover environmental remediation actions where management believes a loss is probable and reasonably estimable.  The Company is not able to estimate the possible loss or range of loss in excess of amounts accrued. The Company does not have any material environmental remediation matters assessed as reasonably possible.
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of June 30, 2018 and December 31, 2017, the Company has litigation and other claim-related accrued liabilities of $20 million and $21 million, respectively, included in other non-current liabilities on the consolidated balance sheets. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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

6.	REVENUE
The following disclosures discuss the Company’s revised revenue recognition policies upon the adoption of ASU 2014-09 on January 1, 2018, as discussed in Note 1. These policies were applied to the current period only, and the amounts reflected in the Company’s consolidated financial statements for the six months ended June 30, 2017 were recorded under the Company’s previous accounting policies.
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
The Company recognizes a contract asset when making upfront consideration payments to certain customers or when providing services to customers prior to the time at which the Company is contractually allowed to bill for such services. As of June 30, 2018, no contract assets have been recognized.
The Company recognizes a contract liability if the customer's payment of consideration precedes the Company’s fulfillment of the performance obligations. As of June 30, 2018, no contract liabilities have been recognized.

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
As of June 30, 2018, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations is approximately $3.06 billion and the Company expects to recognize this amount as revenue within the time bands illustrated below:

	2018 (remainder)	2019	2020	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of June 30, 2018	$225	$425	$341	$2,067	$3,058
Practical Expedients Utilized by the Company
The Company elected the following practical expedients in accordance with Topic 606:

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
RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2018	2017
OPERATING REVENUES:
Transportation and storage of natural gas	$273	$223
Other	10	9
Total operating revenues	283	232
OPERATING EXPENSES:
Cost of natural gas and other energy	2	2
Operating and maintenance	101	97
General and administrative	18	17
Depreciation and amortization	60	63
Total operating expenses	181	179
OPERATING INCOME	102	53
OTHER INCOME (EXPENSE):
Interest expense, net	(18)	(23)
Interest expense — affiliates	(3)	—
Interest income — affiliates	—	8
Other, net	2	1
INCOME BEFORE INCOME TAX EXPENSE	83	39
Income tax expense	27	17
NET INCOME	$56	$22

Panhandle natural gas volumes transported (TBtu):
PEPL	401	306
Trunkline	310	250
Sea Robin	35	37
Operating Revenues. Operating revenues increased for the six months ended June 30, 2018 compared to the same period in the prior year on the Panhandle and Trunkline pipelines due to higher customer demand driven by colder weather as well as capacity sold at higher rates.
Interest expense, net. Interest expense, net decreased for the six months ended June 30, 2018 compared to the same period in the prior year due to repayment of Panhandle’s $300 million 6.20% Senior Notes in November 2017 and its $400 million 7.00% Senior Notes in June 2018.
Interest expense - affiliates. Interest expense - affiliates increased for the six months ended June 30, 2018 compared to the same period in the prior year primarily due to the issuance of notes payable to a subsidiary of ETP.
Interest income - affiliates. Interest income - affiliates decreased for the six months ended June 30, 2018 compared to the same period in the prior year primarily due to the settlement of a note receivable from a subsidiary of ETP in November 2017.

Income Taxes. The change in income tax expense for the six months ended June 30, 2018 compared to the same period in the prior year was primarily due to an increase in income before income tax expense offset by a reduction in the federal corporate income rate per the “Tax Cuts and Jobs Act.”
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Note 5 in this Quarterly Report on Form 10-Q and in Note 9 in the Company’s Form 10-K for the year ended December 31, 2017.
The Company is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites. As a result, the Company is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters. For information regarding these matters, see Note 5 in this Quarterly Report on Form 10-Q and Note 9 included in the Company’s Form 10-K for the year ended December 31, 2017.
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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	August 9, 2018	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President and Controller (duly authorized to sign on behalf of the registrant)