Form 10-Q
period 2018-09-30
PANHANDLE EASTERN PIPE LINE CO LP
filed 2018-11-08
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$—	$2
Accounts receivable, net	39	45
Accounts receivable from related companies	11	12
Exchanges receivable	8	5
Inventories	86	150
Other current assets	6	3
Total current assets	150	217

Property, plant and equipment	3,251	3,199
Accumulated depreciation	(504)	(419)
	2,747	2,780

Other non-current assets, net	186	167
Goodwill	23	23
Total assets	$3,106	$3,187

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2018	December 31, 2017
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$154	$407
Accounts payable and accrued liabilities	3	3
Accounts payable to related companies	32	32
Exchanges payable	71	131
Other current liabilities	87	53
Total current liabilities	347	626

Long-term debt, less current maturities	252	411
Note payable to related party	366	113
Deferred income taxes	472	451
Other non-current liabilities	254	241
Commitments and contingencies

Partners’ capital:
Partners’ capital	1,420	1,348
Accumulated other comprehensive loss	(5)	(3)
Total partners’ capital	1,415	1,345
Total liabilities and partners’ capital	$3,106	$3,187

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
OPERATING REVENUES:
Transportation and storage of natural gas	$128	$104	$401	$327
Other	9	6	19	15
Total operating revenues	137	110	420	342
OPERATING EXPENSES:
Cost of natural gas and other energy	—	—	2	2
Operating and maintenance	57	52	158	149
General and administrative	10	10	28	27
Depreciation and amortization	31	32	91	95
Total operating expenses	98	94	279	273
OPERATING INCOME	39	16	141	69
OTHER INCOME (EXPENSE):
Interest expense, net	(5)	(11)	(23)	(34)
Interest expense — affiliates	(5)	—	(8)	—
Interest income — affiliates	—	1	—	9
Other, net	2	—	4	1
INCOME BEFORE INCOME TAX EXPENSE	31	6	114	45
Income tax expense	8	2	35	19
NET INCOME	23	4	79	26

OTHER COMPREHENSIVE INCOME, NET OF TAX
Actuarial gain relating to postretirement benefit plans	1	5	—	5

COMPREHENSIVE INCOME	$24	$9	$79	$31

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	$1,348	$(3)	$1,345
Distributions to partners	(24)	—	(24)
Non-cash compensation expense	2	—	2
Deemed contribution from partners	11	—	11
Other	4	(2)	2
Net income	79	—	79
Balance, September 30, 2018	$1,420	$(5)	$1,415

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$79	$26
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	91	95
Deferred income taxes	22	29
Amortization of deferred financing fees	(11)	(19)
Other non-cash	7	12
Changes in operating assets and liabilities	18	(4)
Net cash flows provided by operating activities	206	139
INVESTING ACTIVITIES:
Capital expenditures	(37)	(118)
Repayment of note receivable from related party	—	102
Notes receivable issued to related party	—	(40)
Other	—	2
Net cash flows used in investing activities	(37)	(54)
FINANCING ACTIVITIES:
Distributions to partners	(24)	(74)
Repayment of long-term debt	(400)	—
Note payable issued from related party	460	—
Repayment of note payable from related party	(207)	—
Net cash flows used in financing activities	(171)	(74)
Net change in cash and cash equivalents	(2)	11
Cash and cash equivalents, beginning of period	2	4
Cash and cash equivalents, end of period	$—	$15

SUPPLEMENTAL INFORMATION:
Non-cash activity - Accrued capital expenditures	$12	$15
Non-cash activity - Settlement of related party payables	$11	$5
Cash paid for interest	$20	$43

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
In October 2018, Energy Transfer Equity, L.P. (“ETE”) and Energy Transfer Partners, L.P. (“ETP”) completed the previously announced merger of ETP with a wholly-owned subsidiary of ETE in a unit-for-unit exchange. Following the closing of the merger, ETE changed its name to “Energy Transfer LP” and its common units began trading on the New York Stock Exchange under the “ET” ticker symbol on Friday, October 19, 2018. In addition, ETP changed its name to “Energy Transfer Operating, L.P.” For purposes of maintaining clarity, the following references are used herein:

•	References herein to “ETP” refer to Energy Transfer Partners, L.P. prior to its name change and Energy Transfer Operating, L.P. following its name change;

•	References herein to “ETE” refer to Energy Transfer Equity, L.P. prior to its name change and Energy Transfer LP following its name change
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
Recent Accounting Pronouncements
ASU 2016-02
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report information about the amount, timing, and uncertainty of cash flows arising from a lease. The update requires lessees to record virtually all leases on their balance sheets. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. In January 2018, the FASB issued Accounting Standards Update No. 2018-01 (“ASU 2018-01”), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the existing lease guidance in Topic 840. The Company plans to elect the package of transition practical expedients and will adopt this standard beginning with its first quarter of fiscal 2019 and apply it retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. The Company has performed several procedures to evaluate the impact of the adoption of this standard on the financial statements and disclosures and address the implications of Topic 842 on future lease arrangements. The procedures include reviewing all forms of leases, performing a completeness assessment over the lease population, establishing processes and controls to timely identify new and modified lease agreements, educating its employees on these new processes and controls and implementing a third-party supported lease accounting information system to account for our leases in accordance with the new standard. However, we are still in the process of quantifying this impact. We expect that upon adoption most of the Company’s lease commitments will be recognized as right of use assets and lease obligations.
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
ASU 2018-02
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to partners’ capital for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The Company elected to early adopt this ASU in the first quarter of 2018. The effect of the adoption was not material.

2.	RELATED PARTY TRANSACTIONS
Accounts receivable from related companies reflected on the consolidated balance sheets primarily related to services provided to ETE, ETP and other affiliates. Accounts payable to related companies reflected on the consolidated balance sheets related to various services provided by ETP and other affiliates.
The following table provides a summary of the related party activity included in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenues	$25	$11	$72	$18
Operating and maintenance	—	1	2	5
General and administrative	6	7	17	18
Interest expense — affiliate	5	—	8	—
Interest income — affiliate	—	1	—	9
The Company settled related party payables with a subsidiary of ETP through non-cash contributions during the nine months ended September 30, 2018 and 2017 for $11 million and $5 million, respectively.

3.	FAIR VALUE MEASURES
The Company had $28 million and $21 million of fair value of available for sale securities, included in other non-current assets, as of September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, $18 million in equity securities were valued at Level 1 and $10 million in fixed income securities were valued at Level 2. At December 31, 2017, $14 million in equity securities were valued at Level 1 and $7 million in fixed income securities were valued at Level 2. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value. Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations was $402 million and $830 million at September 30, 2018 and December 31, 2017, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities. The Company did not have any Level 3 instruments measured at fair value at September 30, 2018 or December 31, 2017, and there were no transfers between hierarchy levels during the periods presented.

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
FERC Audit
In March 2016, the FERC commenced an audit of Trunkline for the period from January 1, 2013 to present to evaluate Trunkline’s compliance with the requirements of its FERC gas tariff, the accounting regulations of the Uniform System of Accounts as prescribed by the FERC, and the FERC’s annual reporting requirements. The FERC approved an audit report in October 2018.  In response to the findings in the audit report, the Company expects to make certain changes to its processes, policies and procedures; however, the Company does not expect the findings to result in any changes to its financial statements.
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
The Company’s consolidated balance sheets reflected $2 million in non-current liabilities as of September 30, 2018 and December 31, 2017 to cover environmental remediation actions where management believes a loss is probable and reasonably estimable.  The Company is not able to estimate the possible loss or range of loss in excess of amounts accrued. The Company does not have any material environmental remediation matters assessed as reasonably possible.
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of September 30, 2018 and December 31, 2017, the Company has litigation and other claim-related accrued liabilities of $20 million and $21 million, respectively, included in other non-current liabilities on the consolidated balance sheets. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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
The following disclosures discuss the Company’s revised revenue recognition policies upon the adoption of ASU 2014-09 on January 1, 2018, as discussed in Note 1. These policies were applied to the current period only, and the amounts reflected in the Company’s consolidated financial statements for the nine months ended September 30, 2017 were recorded under the Company’s previous accounting policies.
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
The Company recognizes a contract asset when making upfront consideration payments to certain customers or when providing services to customers prior to the time at which the Company is contractually allowed to bill for such services. As of September 30, 2018, no contract assets have been recognized.

The Company recognizes a contract liability if the customer's payment of consideration precedes the Company’s fulfillment of the performance obligations. As of September 30, 2018, no contract liabilities have been recognized.
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
As of September 30, 2018, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations is approximately $2.98 billion and the Company expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2018 (remainder)	2019	2020	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of September 30, 2018	$118	$438	$348	$2,074	$2,978
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
RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	2018	2017
OPERATING REVENUES:
Transportation and storage of natural gas	$401	$327
Other	19	15
Total operating revenues	420	342
OPERATING EXPENSES:
Cost of natural gas and other energy	2	2
Operating and maintenance	158	149
General and administrative	28	27
Depreciation and amortization	91	95
Total operating expenses	279	273
OPERATING INCOME	141	69
OTHER INCOME (EXPENSE):
Interest expense, net	(23)	(34)
Interest expense — affiliates	(8)	—
Interest income — affiliates	—	9
Other, net	4	1
INCOME BEFORE INCOME TAX EXPENSE	114	45
Income tax expense	35	19
NET INCOME	$79	$26

Panhandle natural gas volumes transported (TBtu):
PEPL	614	452
Trunkline	495	378
Sea Robin	62	56
Operating Revenues. Operating revenues increased for the nine months ended September 30, 2018 compared to the same period in the prior year on the Panhandle and Trunkline pipelines due to higher customer demand driven by colder weather as well as capacity sold at higher rates.
Interest expense, net. Interest expense, net decreased for the nine months ended September 30, 2018 compared to the same period in the prior year due to repayment of Panhandle’s $300 million 6.20% Senior Notes in November 2017 and its $400 million 7.00% Senior Notes in June 2018.
Interest expense - affiliates. Interest expense - affiliates increased for the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to the issuance of notes payable to a subsidiary of ETP.
Interest income - affiliates. Interest income - affiliates decreased for the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to the settlement of a note receivable from a subsidiary of ETP in November 2017.

Income Taxes. The change in income tax expense for the nine months ended September 30, 2018 compared to the same period in the prior year was primarily due to an increase in income before income tax expense offset by a reduction in the federal corporate income rate per the “Tax Cuts and Jobs Act.”
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	November 8, 2018	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President and Controller (duly authorized to sign on behalf of the registrant)