Form 10-K
period 2018-12-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2019-02-22
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this annual report on Form 10-K are defined as follows:

/d	per day

ARO	Asset retirement obligation

Bcf	Billion cubic feet

EPA	United States Environmental Protection Agency

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

LIBOR	London Interbank Offered Rate

NGL	Natural gas liquids

PCBs	Polychlorinated biphenyls

PEI	PEI Power Corporation

PRPs	Potentially responsible parties

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	United States Securities and Exchange Commission

Southwest Gas	Pan Gas Storage LLC (d.b.a. Southwest Gas)

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC

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
In October 2018, Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. completed the merger of ETO with a wholly-owned subsidiary of ET in a unit-for-unit exchange (the “Energy Transfer Merger”). Following the closing of the Energy Transfer Merger, Energy Transfer Equity, L.P. changed its name to “Energy Transfer LP” and its common units began trading on the New York Stock Exchange under the “ET” ticker symbol on Friday, October 19, 2018. In addition, Energy Transfer Partners, L.P. changed its name to “Energy Transfer Operating, L.P.” For purposes of maintaining clarity, the following references are used herein:

•
References to “ETO” refer to the entity named Energy Transfer Partners, L.P. prior to the close of the Energy Transfer Merger and Energy Transfer Operating, L.P. subsequent to the close of the Energy Transfer Merger; and

•	References to “ET” refer to the entity named Energy Transfer Equity, L.P. prior to the close of the Energy Transfer Merger and Energy Transfer LP subsequent to the close of the Energy Transfer Merger.
Southern Union Panhandle LLC, an indirect wholly-owned subsidiary of ETO, owns a 1% general partner interest in PEPL and ETO indirectly owns a 99% limited partner interest in PEPL.
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
The Company earns most of its revenue by entering into firm transportation and storage contracts, providing capacity for customers to transport and store natural gas in its facilities. The Company provides firm transportation services under contractual arrangements to local distribution company customers and their affiliates, natural gas marketers, producers, other pipelines, electric power generators and a variety of end-users. The Company’s pipelines offer both firm and interruptible transportation to customers on a short-term and long-term basis. Demand for natural gas transmission on the Company’s pipeline systems peaks during the winter months, with the highest throughput and a higher portion of annual total operating revenues occurring during the first and fourth calendar quarters. Average reservation revenue rates realized by the Company are dependent on certain factors, including but not limited to rate regulation, customer demand for capacity, and capacity sold for a given period and, to an extent, utilization of capacity. Commodity or utilization revenues, which are more variable in nature, are dependent upon a number of factors including weather, storage and pipeline capacity availability levels, and customer demand for firm and interruptible services, including parking services. The majority of PEPL’s revenues are related to firm capacity reservation charges, of which reservation charges accounted for 90% of total revenues in 2018.

The following table provides a summary of pipeline transportation (including deliveries made throughout the Company’s pipeline network) in TBtu:

	Years Ended December 31,
	2018	2017
PEPL transportation	845	636
Trunkline transportation	685	525
Sea Robin transportation	89	73
The following table provides a summary of certain statistical information associated with the Company at December 31, 2018:

Approximate Miles of Pipelines
PEPL	6,000
Trunkline	2,000
Sea Robin	1,000
Peak Day Delivery Capacity (Bcf/d)
PEPL	2.8
Trunkline	0.9
Sea Robin	2.0
Underground Storage Capacity-Owned (Bcf)	71.1
Underground Storage Capacity-Leased (Bcf)	18.0
Weighted Average Remaining Life in Years of Firm Transportation Contracts (1)
PEPL	5.7
Trunkline	7.8
Sea Robin (2)	N/A
Weighted Average Remaining Life in Years of Firm Storage Contracts (1)
PEPL	5.8
Trunkline	3.6

(1)	Weighted by firm capacity volumes.

(2)	Sea Robin’s contracts are primarily interruptible.
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
FERC has authority to regulate rates and charges for transportation and storage of natural gas in interstate commerce. FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of service using such facilities. PEPL, Trunkline, Sea Robin, and Southwest Gas hold certificates of public convenience and necessity issued by FERC, authorizing them to operate the pipelines, facilities and properties now in operation and to transport and store natural gas in interstate commerce.
The Company is also subject to the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Improvement Act of 2002, which regulate the safety of natural gas pipelines.
Effective January 2018, the 2017 Tax and Jobs Act (the “Tax Act”) changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related proposals, the FERC addressed treatment of federal income tax allowances in regulated entity rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost of service rates. The FERC issued the Revised Policy Statement in response to a remand from the United States Court of Appeals for the District of Columbia Circuit in United Airlines v. FERC, in which the court determined that the FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its taxes under the current policy by both including an income-tax allowance in its cost of service and earning a return on equity calculated using the discounted cash flow methodology. On July 18, 2018, the FERC issued an order denying requests for rehearing and clarification of its Revised Policy Statement because it is non-binding policy and parties will have the opportunity to address the policy as applied in future cases. In the rehearing order, the FERC clarified that a pipeline organized as a master limited partnership will not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs. In light of the rehearing order, the impacts of the FERC’s policy on the treatment of income taxes may have on the rates the Company can charge for the FERC regulated transportation services are unknown at this time.
The FERC also issued a Notice of Inquiry (“2017 Tax Law NOI”) requesting comments on the effect of the Tax Act on FERC jurisdictional rates. The 2017 Tax Law NOI states that of particular interest to the FERC is whether, and if so how, the FERC should address changes relating to accumulated deferred income taxes and bonus depreciation. Comments in response to the 2017 Tax Law NOI were due on or before May 21, 2018. It is unknown at this time what actions that the FERC will take, if any, following receipt of responses to the 2017 Tax Law NOI and any potential impacts from final rules or policy statements issued following the 2017 Tax Law NOI on the rates the Company can charge for FERC regulated transportation services.
Included in the March 15, 2018 proposals is a Notice of Proposed Rulemaking (“NOPR”) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to natural gas pipeline rates. On July 18, 2018, the FERC issued a Final Rule adopting procedures that are generally the same as proposed in the NOPR with a few clarifications and modifications. With limited exceptions, the Final Rule requires all FERC regulated natural gas pipelines that have cost-based rates for service to make a one-time Form No. 501-G filing providing certain financial information and to make an election on how to treat its existing rates. The Final Rule suggests that this information will allow the FERC and other stakeholders to evaluate the impacts of the Tax Act and the Revised Policy Statement on each individual pipeline’s rates. The Final Rule also requires that each FERC regulated natural gas pipeline select one of four options: file a limited Natural Gas Act (“NGA”) Section 4 filing reducing its rates only as required related to the Tax Act and the Revised Policy Statement, commit to filing a general NGA Section 4 rate case in the near future, file a statement explaining why an adjustment to rates is not needed, or take no other action. For the limited NGA Section 4 option, the FERC clarified that, notwithstanding the Revised Policy Statement, a pipeline organized as a master limited partnership does not need to eliminate its income tax allowance but, instead, can reduce its rates to reflect the reduction in the maximum corporate tax rate. Trunkline and PEPL filed their respective FERC Form No. 501-Gs on October 11, 2018. Southwest Gas filed its FERC Form No. 501-G on November 8, 2018. Pursuant to an option in the Final Rule, Sea Robin filed a general section 4 rate case on November 30, 2018 in lieu of filing a FERC Form 501-G which was due on December 6, 2018.  By order issued January 16, 2019, the FERC initiated a review of PEPL’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by PEPL are just and reasonable and set the matter for hearing.  PEPL must file a cost and revenue study on or before April 1, 2019. An initial decision is expected to be issued in the first quarter of 2020. By order issued February 19, 2019, the FERC initiated a review of Southwest Gas’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Southwest Gas are just and reasonable and set the matter for hearing.  Southwest Gas must file a cost and revenue study on or before May 6, 2019.  The FERC is directing that an initial decision be issued within 47 weeks of the date the cost and revenue study is due.
Even without action on the 2017 Tax Law NOI or as contemplated in the Final Rule, the FERC or our shippers may challenge the cost of service rates we charge. The FERC’s establishment of a just and reasonable rate is based on many components, and tax-related changes will affect two such components, the allowance for income taxes and the amount for accumulated deferred income taxes, while other pipeline costs also will continue to affect the FERC’s determination of just and reasonable cost of service rates. Although changes in these two tax related components may decrease, other components in the cost of service rate calculation may increase and result in a newly calculated cost of service rate that is the same as or greater than the prior cost of service rate. Moreover, we receive revenues from our pipelines based on a variety of rate structures, including cost of service rates, negotiated rates, discounted rates and market-based rates. Many of our interstate pipelines have negotiated market rates that were agreed to by customers in connection with long-term contracts entered into to support the construction of the pipelines. Other systems have a mix of tariff rate, discount rate, and negotiated rate agreements. We do not expect market-based rates, negotiated rates or discounted rates that are not tied to the cost of service rates to be affected by the Revised Policy Statement or any final regulations that may result from the March 15, 2018 proposals. The revenues we receive from natural gas transportation services we provide pursuant to cost of service based rates may decrease in the future as a result of the ultimate outcome of the NOI, the Final Rule, and the Revised Policy Statement, combined with the reduced corporate federal income tax rate established in the Tax Act. The extent of any revenue reduction related to our cost of service rates, if any, will depend on a detailed review of all of the Company’s cost of service components and the outcomes of any challenges to our rates by the FERC or our shippers.

The FERC issued a Notice of Inquiry on April 19, 2018 (“Pipeline Certification NOI”), thereby initiating a review of its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities, issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. We are unable to predict what, if any, changes may be proposed as a result of the Pipeline Certification NOI that will affect our natural gas pipeline business or when such proposals, if any, might become effective. Comments in response to the Pipeline Certification NOI were due on or before July 25, 2018. We do not expect that any change in this policy would affect us in a materially different manner than any other natural gas pipeline company operating in the United States.
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
Environmental
The Company is subject to federal, state and local laws and regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters. These laws and regulations require the Company to conduct its operations in a specified manner and to obtain and comply with a wide variety of environmental regulations, licenses, permits, inspections and other approvals. Failure to comply with environmental requirements may expose the Company to significant fines, penalties and/or interruptions in operations. The Company’s environmental policies and procedures are designed to achieve compliance with such laws and regulations. These evolving laws and regulations and claims for damages to property, employees, other persons and the environment resulting from current or past operations may result in significant expenditures and liabilities in the future. The Company engages in a process of updating and revising its procedures for the ongoing evaluation of its operations to identify potential environmental exposures and enhance compliance with regulatory requirements. For additional information concerning the impact of environmental regulation on the Company, see “Item 1A. Risk Factors” and Note 8 to our consolidated financial statements.
Employees
At December 31, 2018, the Company had 505 employees. Of these employees, 208 were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International AFL-CIO, CLC. The current union contract expires on May 28, 2019.
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

Risks That Relate to the Company
Credit ratings downgrades could increase the Company’s financing costs.
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
The Company’s credit rating can be impacted by the credit rating and activities of its parent company. Thus, adverse impacts to ETO and its activities, which may include activities unrelated to the Company, may have adverse impacts on the Company’s credit rating and financing and operating costs.
The financial soundness of the Company’s customers could affect its business and operating results and the Company’s credit risk management may not be adequate to protect against customer risk.
As a result of macroeconomic challenges that may impact the economy of the United States and other parts of the world, the Company’s s may experience cash flow concerns. As a result, if customers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, accounts receivable owed to the Company. The Company’s credit procedures and policies may not be adequate to fully eliminate customer credit risk. In addition, in certain situations, the Company may assume certain additional credit risks for competitive reasons or otherwise. Any inability of the Company’s customers to pay for services could adversely affect the Company’s financial condition, results of operations and cash flows.
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
The Company is controlled by ETO.
The Company is an indirect wholly-owned subsidiary of ETO. ETO executives serve as the board of managers and as executive officers of the Company. Accordingly, ETO controls and directs all of the Company’s business affairs, decides all matters submitted for member approval and may unilaterally effect changes to its management team. In circumstances involving a conflict of interest between ETO, on the one hand, and the Company’s creditors, on the other hand, the Company can give no assurance that ETO would not exercise its power to control the Company in a manner that would benefit ETO to the detriment of the Company’s creditors.
Some of our executive officers and directors face potential conflicts of interest in managing our business.
Certain of our executive officers and directors are also officers and/or directors of ET and/or ETO. These relationships may create conflicts of interest regarding corporate opportunities and other matters. The resolution of any such conflicts may not always be in our or our creditors’ best interests. In addition, these overlapping executive officers and directors allocate their time among us and ET and/or ETO. These officers and directors face potential conflicts regarding the allocation of their time, which may adversely affect our business, results of operations and financial condition.
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
The ability of interstate pipelines held in tax-pass-through entities, like us, to include an allowance for income taxes as a cost-of-service element in their regulated rates has been subject to extensive litigation before the FERC and the courts for a number of years. Effective January 2018, the 2017 Tax and Jobs Act (the “Tax Act”) changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related proposals, the FERC addressed treatment of federal income tax allowances in regulated entity rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost of service rates. The FERC issued the Revised Policy Statement in response to a remand from the United States Court of Appeals for the District of Columbia Circuit in United Airlines v. FERC, in which the court determined that the FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its taxes under the current policy by both including an income-tax allowance in its cost of service and earning a return on equity calculated using the discounted cash flow methodology. On July 18, 2018, the FERC issued an order denying requests for rehearing and clarification of its Revised Policy Statement because it is non-binding policy and parties will have the opportunity to address the policy as applied in future cases. In the rehearing order, the FERC clarified that a pipeline organized as a master limited partnership will not be not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs.
Included in the March 15, 2018 proposals is a Notice of Proposed Rulemaking (“NOPR”) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to natural gas pipeline rates. On July 18, 2018, the FERC issued a Final Rule (Order No. 849) adopting procedures that are generally the same as proposed in the NOPR with a few clarifications and modifications. With limited exceptions, the Final Rule requires all FERC regulated natural gas pipelines that have cost-based rates for service to make a one-time Form No. 501-G filing providing certain financial information and to make an election on how to treat its existing rates. The Final Rule suggests that this information will allow the FERC and other stakeholders to evaluate the impacts of the Tax Act and the Revised Policy Statement on each individual pipeline’s rates. The Final Rule also requires that each FERC regulated natural gas pipeline select one of four options: file a limited Natural Gas Act (“NGA”) Section 4 filing reducing its rates only as required related to the Tax Act and the Revised Policy Statement, commit to filing a general NGA Section 4 rate case in the near future, file a statement explaining why an adjustment to rates is not needed, or take no other action. For the limited NGA Section 4 option, the FERC clarified that, notwithstanding the Revised Policy Statement, a pipeline organized as a master limited partnership does not need to eliminate its income tax allowance but, instead, can reduce its rates to reflect the reduction in the maximum corporate tax rate. Trunkline and PEPL filed their respective FERC Form No. 501-

Gs on October 11, 2018. Southwest Gas filed its FERC Form No. 501-G on November 8, 2018. Pursuant to an option in the Final Rule, Sea Robin filed a general section 4 rate case on November 30, 2018 in lieu of filing a FERC Form 501-G which was due on December 6, 2018.  Because our existing jurisdictional rates were established based on a higher corporate tax rate, FERC or our shippers may challenge these rates in the future, and the resulting new rate may be lower than the rates we currently charge. For example, the FERC has recently initiated reviews of Panhandle’s and Southwest Gas’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged are just and reasonable.  These reviews will require the filing of a cost and revenue study prior to the FERC issuing a decision.
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
Pursuant to authority under the NGPSA and HLPSA, PHMSA has established a series of rules requiring pipeline operators to develop and implement integrity management programs for natural gas transmission and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect high consequence areas, or HCAs, which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources, and unusually sensitive ecological areas. These regulations require operators of covered pipelines to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact an HCA;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.
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
The Company is currently monitoring or remediating contamination at several of its facilities and at waste disposal sites pursuant to environmental laws and regulations and indemnification agreements. The Company cannot predict with certainty the sites for which it may be responsible, the amount of resulting cleanup obligations that may be imposed on it or the amount and timing of future expenditures related to environmental remediation because of the difficulty of estimating cleanup costs and the uncertainty of payment by other potentially responsible parties, or PRPs.
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
The EPA has determined that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted rules under the Clean Air Act that, among other things, establish Potential for Significant Deterioration (“PSD”) construction and Title V operating permit reviews for greenhouse gas emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting greenhouse gases and meeting “best available control technology” standards for those greenhouse gas emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of greenhouse gas emissions from specified onshore and offshore production facilities and onshore processing, transmission and storage facilities in the United States, which includes certain of our operations. In October 2015, the EPA published a final rule that expands the petroleum and natural gas system sources for which annual greenhouse gas emissions reporting is currently required to include greenhouse gas emissions reporting beginning in the 2016 reporting year for certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and process equipment used to perform natural gas compression, dehydration and acid gas removal. While Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of adopted legislation. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing greenhouse gas emissions by means of cap and trade programs. The adoption of any legislation or regulations that requires reporting of greenhouse gases or otherwise restricts emissions of greenhouse gases from our equipment and operations could require us to incur significant added costs to reduce emissions of greenhouse gases or could adversely affect demand for the natural gas and NGLs we gather and process or fractionate.
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
As of December 31, 2018, 208 of the Company’s 505 employees were represented by collective bargaining units under collective bargaining agreements. Any future work stoppage could, depending on the affected operations and the length of the work stoppage, have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
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
The Company provides postretirement healthcare benefits to certain of its employees. The costs of providing postretirement health care benefits and related funding requirements are subject to changes in postretirement fund values and fluctuating actuarial assumptions that may have a material adverse effect on the Company’s future financial results. In addition, the passage of the Health Care Reform Act of 2010 has increased the cost of health care benefits for its employees. While certain of the costs incurred in providing such postretirement healthcare benefits are recovered through the rates charged by the Company’s regulated businesses, the Company may not recover all of its costs and those rates are generally not immediately responsive to current market conditions or funding requirements. Additionally, if the current cost recovery mechanisms are changed or eliminated, the impact of these benefits on operating results could significantly increase.
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
A rate reduction is also a possible outcome with any Section 4 rate case proceeding for the regulated entities of the Company, including any rate case proceeding required to be filed as a result of a prior rate case settlement. A regulated entity’s rate base, upon which a rate of return is allowed in the derivation of maximum rates, is primarily determined by a combination of accumulated capital investments, accumulated regulatory basis depreciation, and accumulated deferred income taxes. Such rate base can decline due to capital investments being less than depreciation over a period of time, or due to accelerated tax depreciation in excess of regulatory basis depreciation. By order issued January 16, 2019, the FERC initiated a review of PEPL’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by PEPL are just and reasonable and set the matter for hearing.  PEPL must file a cost and revenue study on or before April 1, 2019.  An initial decision is expected to be issued in the first quarter of 2020. In addition, on November 30, 2018, Sea Robin filed a rate case pursuant to Section 4 of the Natural Gas Act. A hearing date is scheduled for October 23, 2019 and an initial decision is expected to be issued in the first quarter of 2020. By order issued February 19, 2019, the FERC initiated a review of Southwest Gas’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Southwest Gas are just and reasonable and set the matter for hearing.  Southwest Gas must file a cost and revenue study on or before May 6, 2019.  The FERC is directing that an initial decision be issued within 47 weeks of the date the cost and revenue study is due.
In March 2016, the FERC commenced an audit of Trunkline for the period from January 1, 2013 to present to evaluate Trunkline’s compliance with the requirements of its FERC gas tariff, the accounting regulations of the Uniform System of Accounts as prescribed by the FERC, and the FERC’s annual reporting requirements. The FERC issued a final audit report in October 2018.  In response to the findings in the audit report, the Company expects to make certain changes to its processes, policies and procedures; however, the Company does not expect the findings to result in any changes to its financial statements.
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
If natural gas prices in the supply basins connected to the pipeline systems of the Company are not competitive with prices in other natural gas producing regions able to serve the Company’s customers, the volume of natural gas transported by the Company may be negatively impacted. Natural gas prices can also affect customer demand for the various services provided by the Company.
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
ITEM 3. LEGAL PROCEEDINGS
The Company and certain of its affiliates are occasionally parties to lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing. The Company and its affiliates are also subject to various federal, state and local laws and regulations relating to the environment, as described in “Item 1. Business – Regulation.” Several of these companies have been named parties to various actions involving environmental issues. Based on the Company’s current knowledge and subject to future legal and factual developments, the Company’s management believes that it is unlikely that these actions, individually or in the aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows. For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other legal matters, reference is made to Note 8 to our consolidated financial statements. Also see “Item 1A. Risk Factors.”
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Southern Union Panhandle LLC, an indirect wholly-owned subsidiary of ETO, owns a 1% general partnership interest in PEPL and ETO indirectly owns a 99% limited partnership interest in PEPL.
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

Results of Operations

	Years Ended December 31,
	2018	2017
OPERATING REVENUES:
Transportation and storage of natural gas	$544	$460
Other	30	20
Total operating revenues (1)	574	480
OPERATING EXPENSES:
Cost of natural gas and other energy	4	3
Operating and maintenance	215	199
General and administrative	30	28
Depreciation and amortization	122	127
Impairment losses	—	389
Total operating expenses	371	746
OPERATING INCOME (LOSS)	203	(266)
OTHER INCOME (EXPENSE):
Interest expense, net	(28)	(46)
Interest expense - affiliates	(13)	—
Interest income - affiliates	—	10
Other, net	(5)	(6)
Total other expense, net	(46)	(42)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	157	(308)
Income tax expense (benefit)	49	(263)
NET INCOME (LOSS)	$108	$(45)
Natural gas volumes transported (TBtu): (2)
PEPL	845	636
Trunkline	685	525
Sea Robin	89	73

(1)	Reservation revenues comprised 90% and 91% of total operating revenues for the years ended December 31, 2018 and 2017, respectively.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.
The following is a discussion of the significant items and variances impacting the Company’s net income during the periods presented above:

•
Operating Revenues. Operating revenues increased for the year ended December 31, 2018 compared to the prior year on the Panhandle and Trunkline pipelines due to higher customer demand driven by colder weather as well as capacity sold at higher rates.

•
Impairment Losses. The Company recorded a total of $389 million of impairment losses for the year ended December 31, 2017, which is comprised of a $262 million goodwill impairment related to Trunkline primarily due to decreases in projected future revenues and cash flows and a $127 million fixed asset impairment for Sea Robin due to lower utilization and expected further decrease in projected future cash flows.

•
Interest expense, net. Interest expense, net decreased for the year ended December 31, 2018 compared to the prior year due to repayment of Panhandle’s $300 million 6.20% Senior Notes in November 2017 and its $400 million 7.00% Senior Notes in June 2018.

•
Interest expense - affiliates. Interest expense - affiliates increased for the year ended December 31, 2018 compared to the prior year primarily due to the issuance of notes payable to a subsidiary of ETO.

•
Interest income - affiliates. Interest income - affiliates decreased for the year ended December 31, 2018 compared to the prior year primarily due to the settlement of a note receivable from a subsidiary of ETO in November 2017.

•
Income Taxes. The change in the effective rate for the year ended December 31, 2018 was primarily due to an increase in income before income tax expense, a statutory state rate increase, a reduction in the federal corporate income rate per the Tax Act recorded in 2017, and goodwill impairments recorded in 2017, as discussed above, for which the Company does not recognize a tax benefit.

OTHER MATTERS
Environmental Matters
The Company is subject to federal, state and local laws and regulations relating to the protection of the environment. These evolving laws and regulations may require expenditures over a long period of time to control environmental impacts. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures. These procedures are designed to achieve compliance with such laws and regulations. For additional information concerning the impact of environmental regulation on the Company, see Note 8 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
Contingencies and Regulatory Matters
See “Item 1. Business - Regulation” and Note 8 to our consolidated financial statements
Contractual Obligations
The following table summarizes the Company’s expected contractual obligations by payment due date as of December 31, 2018:

	Total	2019	2020	2021	2022	2023	2024 and thereafter
Operating leases (1)	$10	$2	$2	$2	$1	$1	$2
Total long-term debt (2) (3)	385	150	—	—	—	—	235
Note payable to related party (4)	356	—	—	—	—	—	356
Interest payments on debt (5)	268	23	17	17	17	17	177
Interest payments on note payable to related party (5)	163	19	19	19	19	19	68
Firm capacity payments (6)	9	8	1	—	—	—	—
OPEB funding (7)	48	8	8	8	8	8	8
Total (8)	$1,239	$210	$47	$46	$45	$45	$846

(1)	Lease of various assets utilized for operations.

(2)
The Company is party to debt agreements containing certain covenants that, if not satisfied, would give rise to an event of default that would cause such debt to become immediately due and payable. Such covenants require the Company to maintain a fixed charge coverage ratio, a leverage ratio and to meet certain ratios of earnings before depreciation, interest and taxes to cash interest expense. At December 31, 2018, the Company was in compliance with all of its covenants.  See Note 4 to our consolidated financial statements.

(3)	The long-term debt cash obligations exclude $16 million of unamortized fair value adjustments as of December 31, 2018.

(4)	The Company has a note payable with a subsidiary of ETO. The note matures on July 31, 2027.

(5)	Interest payments on debt and note payable to related party are based upon the applicable stated or variable interest rates as of December 31, 2018.

(6)	Charges for third party storage capacity.

(7)	PEPL is committed to the funding levels of $8 million per year until modified by future rate proceedings, the timing of which is uncertain.

(8)	Excludes non-current deferred tax liability of $437 million due to uncertainty of the timing of future cash flows for such liabilities.

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
Recent Accounting Pronouncements
ASU 2016-02
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report information about the amount, timing, and uncertainty of cash flows arising from a lease. The update requires lessees to record virtually all leases on their balance sheets. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. In January 2018, the FASB issued Accounting Standards Update No. 2018-01 (“ASU 2018-01”), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the existing lease guidance in Topic 840. The Company plans to elect the package of transition practical expedients and will adopt this standard beginning with its first quarter of fiscal 2019 and apply it retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. The Company has performed several procedures to evaluate the impact of the adoption of this standard on the financial statements and disclosures and address the implications of Topic 842 on future lease arrangements. The procedures include reviewing all forms of leases, performing a completeness assessment over the lease population, establishing processes and controls to timely identify new and modified lease agreements, educating its employees on these new processes and controls and implementing a third-party supported lease accounting information system to account for our leases in accordance with the new standard. The Company is finalizing its evaluation of the impacts that the adoption of this accounting guidance will have on the consolidated financial statements, and estimates approximately $5 million of right-to-use assets and lease liabilities will be recognized in the consolidated balance sheet upon adoption, with no material impact to its consolidated statements of operations.
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
The Company elected to apply the modified retrospective method to adopt the new standard. For contracts in scope of the new revenue standard as of January 1, 2018, the cumulative effect of adjustment to partners’ capital was not material. The comparative information has not been restated under the modified retrospective method and continues to be reported under the accounting standards in effect for those periods.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At December 31, 2018, the interest rate on 88% of the Company’s long-term debt was fixed with no outstanding interest rate swaps.
Commodity Price Risk
The Company is exposed to some commodity price risk with respect to natural gas used in operations by its interstate pipelines. Specifically, the pipelines receive natural gas from customers for use in generating compression to move the customers’ natural gas. Additionally, the pipelines may have to settle system imbalances when customers’ actual receipts and deliveries do not match. When the amount of natural gas utilized in operations by the pipelines differs from the amount provided by customers, the pipelines may use natural gas from inventory or may have to buy or sell natural gas to cover these or other operational needs, resulting in commodity price risk exposure to the Company. In addition, there is other indirect exposure to the extent commodity price changes affect customer demand for and utilization of transportation and storage services provided by the Company. At December 31, 2018, the Company had no hedges outstanding.
Credit Risk
Credit risk refers to the risk that a shipper may default on its contractual obligations resulting in a credit loss to the Company. A credit policy has been approved and implemented to govern the Company’s portfolio of shippers with the objective of mitigating credit losses. This policy establishes guidelines, controls, and limits, consistent with FERC filed tariffs, to manage credit risk within approved tolerances by mandating an appropriate evaluation of the financial condition of existing and potential shippers, monitoring agency credit ratings, and by implementing credit practices that limit credit exposure according to the risk profiles of the shippers. Furthermore, the Company may, at times, require credit support under certain circumstances in order to mitigate credit risk as necessary.
The Company’s shippers consist of a diverse portfolio of customers across the energy industry, including oil and gas producers, midstream companies, municipalities, electric and gas utilities, and commercial and industrial end users. Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that could impact our shippers to one extent or another. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of shipper non-performance.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements starting on page F-1 of this report are incorporated by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2018.
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

Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth fees billed by Grant Thornton LLP for the audits of our annual financial statements and other services rendered (dollars in thousands):

	Years Ended December 31,
	2018	2017
Audit fees (1)	$649	$620
Audit related fees (2)	31	30
Total Fees	$680	$650

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
The ETO Audit Committee is responsible for the oversight of our accounting, reporting and financial practices, pursuant to the charter of the ETO Audit Committee. The ETO Audit Committee has the responsibility to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors; pre-approve all audit and non-audit services to be provided, consistent with all applicable laws, to us by our external auditors; and establish the fees and other compensation to be paid to our external auditors. The ETO Audit Committee also oversees and directs our internal auditing program and reviews our internal controls.
The ETO Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by our principal independent accountants. The policy requires that all services provided by Grant Thornton LLP including audit services, audit-related services, tax services and other services, must be pre-approved by the ETO Audit Committee. All fees paid or expected to be paid to Grant Thornton LLP for fiscal years 2018 and 2017 were pre-approved by the ETO Audit Committee in accordance with this policy.

The ETO Audit Committee reviews the external auditors’ proposed scope and approach as well as the performance of the external auditors. It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, regularly reviews with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and, at least annually, uses its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items):

•	the auditors’ internal quality-control procedures;

•	any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors;

•	the independence of the external auditors;

•	the aggregate fees billed by our external auditors for each of the previous two years; and

•	the rotation of the lead partner.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements - see Index to Financial Statements appearing on page F-1.

(2)	Financial Statement Schedules - None.

(3)	Exhibits - see Index to Exhibits set forth on page 25.
ITEM 16. FORM 10-K SUMMARY
None.

INDEX TO EXHIBITS
The exhibits listed on the following Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

	Exhibit Number	Description

	3(a)	Certificate of Formation of Panhandle Eastern Pipe Line Company, LP. (Filed as Exhibit 3.A to PEPL’s Form 10-K for the year ended December 31, 2004)

	3(b)
Limited Partnership Agreement of Panhandle Eastern Pipe Line Company, LP, dated as of June 29, 2004, between Southern Union Company and Southern Union Panhandle LLC.  (Filed as Exhibit 3.B to PEPL’s Form 10-K for the year ended December 31, 2004)

	3(c)	Amendment No. 1, dated January 10, 2014 to Agreement of Limited Partnership of Panhandle Eastern Pipe Line Company, LP (Filed as Exhibit 3.1 to PEPL’s Form 8-K filed on January 10, 2014)

	4(a)
Indenture dated as of March 29, 1999, among CMS Panhandle Holding Company, Panhandle Eastern Pipe Line Company and NBD Bank (the predecessor to Bank One Trust Company, National Association, J.P. Morgan Trust Company, National Association, The Bank of New York Trust Company, N.A. and The Bank of New York Mellon Trust Company, N.A.), as Trustee. (Filed as Exhibit 4(a) to PEPL’s Form 10-Q for the quarter ended March 31, 1999)

	4(b)
First Supplemental Indenture dated as of March 29, 1999, among CMS Panhandle Holding Company, Panhandle Eastern Pipe Line Company and NBD Bank (the predecessor to Bank One Trust Company, National Association, J.P. Morgan Trust Company, National Association, The Bank of New York Trust Company, N.A. and The Bank of New York Mellon Trust Company, N.A.), as Trustee, including a form of Guarantee by Panhandle Eastern Pipe Line Company of the obligations of CMS Panhandle Holding Company. (Filed as Exhibit 4(b) to PEPL’s Form 10-Q for the quarter ended March 31, 1999)

	4(c)
Second Supplemental Indenture between Southern Union Company and The Bank of New York, N.A., as Trustee, dated as of October 23, 2006 (incorporated by reference to the Form 8-K/A filed by Southern Union Company on October 26, 2006)

	4(d)
Third Supplemental Indenture, dated as of June 24, 2013, between Southern Union Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed by Southern Union Company on June 26, 2013)

	4(e)
Form of Sixth Supplemental Indenture, dated as of June 12, 2008, between PEPL and The Bank of New York Trust Company, N.A. (now known as The Bank of New York Mellon Trust Company, N.A.), as Trustee (Filed as Exhibit 4.1 to PEPL’s Form 8-K filed on June 11, 2008)

	4(f)	Form of Seventh Supplemental Indenture, to be dated as of June 2, 2009, between PEPL and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 to PEPL’s Form 8-K filed on May 28, 2009)
	4(g)
Supplemental Indenture No. 3, dated as of June 24, 2013 between Southern Union Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed by Southern Union Company on June 26, 2013)

	4(h)
Supplemental Indenture No. 4, dated as of June 24, 2013 between Southern Union Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed by Southern Union Company on June 26, 2013)

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

February 22, 2019	By: /s/ A. Troy Sturrock A. Troy Sturrock Vice President and Controller (duly authorized to sign on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Panhandle Eastern Pipe Line Company, LP, in the capacities and on the dates indicated:

	Signature	Title	Date

(i)	Principal executive officer:
	/s/ Kelcy L. Warren	Chief Executive Officer	February 22, 2019
Kelcy L. Warren

(ii)	Principal financial officer:
	/s/ Thomas E. Long	Chief Financial Officer	February 22, 2019
Thomas E. Long

(iii)	The Managers of Southern Union Panhandle LLC, General Partner of Panhandle Eastern Pipe Line Company, LP

	Signature	Title	Date
	/s/ Kelcy L. Warren	Manager	February 22, 2019
	Kelcy L. Warren	Southern Union Panhandle LLC

	/s/ Thomas E. Long	Manager	February 22, 2019
	Thomas E. Long	Southern Union Panhandle LLC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Panhandle Eastern Pipe Line Company, LP and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Managers of Southern Union Panhandle LLC and
Unitholders of Panhandle Eastern Pipe Line Company, LP
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Panhandle Eastern Pipe Line Company, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
Houston, Texas
February 22, 2019

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$20	$2
Accounts receivable, net	43	45
Accounts receivable from related companies	11	12
Exchanges receivable	8	5
Inventories	98	150
Other current assets	6	3
Total current assets	186	217

Property, plant and equipment	3,196	3,199
Accumulated depreciation	(507)	(419)
	2,689	2,780

Other non-current assets, net	108	167
Goodwill	12	23
Total assets	$2,995	$3,187

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2018	2017
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$152	$407
Accounts payable and accrued liabilities	6	3
Accounts payable to related companies	46	32
Exchanges payable	85	131
Other current liabilities	69	53
Total current liabilities	358	626

Long-term debt, less current maturities	249	411
Note payable to related party	356	113
Deferred income taxes	437	451
Other non-current liabilities	233	241
Commitments and contingencies
Partners’ capital:
Partners’ capital	1,409	1,348
Accumulated other comprehensive loss	(47)	(3)
Total partners’ capital	1,362	1,345
Total liabilities and partners’ capital	$2,995	$3,187

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Years Ended December 31,
	2018	2017	2016
OPERATING REVENUES:
Transportation and storage of natural gas	$544	$460	$494
Other	30	20	20
Total operating revenues	574	480	514
OPERATING EXPENSES:
Cost of natural gas and other energy	4	3	2
Operating and maintenance	215	199	209
General and administrative	30	28	31
Depreciation and amortization	122	127	130
Impairment losses	—	389	771
Total operating expenses	371	746	1,143
OPERATING INCOME (LOSS)	203	(266)	(629)
OTHER INCOME (EXPENSE):
Interest expense, net	(28)	(46)	(49)
Interest expense - affiliates	(13)	—	—
Interest income - affiliates	—	10	26
Other, net	(5)	(6)	(7)
Total other expense, net	(46)	(42)	(30)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	157	(308)	(659)
Income tax expense (benefit)	49	(263)	(13)
NET INCOME (LOSS)	108	(45)	(646)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Actuarial gain (loss) relating to postretirement benefits, net of tax amounts of $11, $3, and $0, respectively	(42)	(10)	3
Change in value of available-for-sale securities	—	2	—
COMPREHENSIVE INCOME (LOSS)	$66	$(53)	$(643)

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Dollars in millions)

	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2015	$2,881	$2	$2,883
Deemed distribution to partners	(781)	—	(781)
Non-cash compensation expense	2	—	2
Other comprehensive income, net of tax	—	3	3
Net loss	(646)	—	(646)
Balance, December 31, 2016	1,456	5	1,461
Distributions to partners	(74)	—	(74)
Deemed contribution from partners	8	—	8
Non-cash compensation expense	3	—	3
Other comprehensive loss, net of tax	—	(8)	(8)
Net loss	(45)	—	(45)
Balance, December 31, 2017	1,348	(3)	1,345
Distributions to partners	(95)	—	(95)
Deemed contribution from partners	31	—	31
Non-cash compensation expense	3	—	3
Other	14	(2)	12
Other comprehensive loss, net of tax	—	(42)	(42)
Net income	108	—	108
Balance, December 31, 2018	$1,409	$(47)	$1,362

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net income (loss)	$108	$(45)	$(646)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	122	127	130
Impairment losses	—	389	771
Deferred income taxes	12	(252)	(21)
Amortization of deferred financing fees	(13)	(24)	(24)
Distributions of earnings received from unconsolidated affiliates	—	6	—
Other non-cash	8	8	10
Changes in operating assets and liabilities	31	(49)	103
Net cash flows provided by operating activities	268	160	323
INVESTING ACTIVITIES:
Capital expenditures	(70)	(154)	(106)
Repayment of note receivable from related party	—	291	49
Note receivable issued to related party	—	(40)	(265)
Other	—	2	—
Net cash flows (used in) provided by investing activities	(70)	99	(322)
FINANCING ACTIVITIES:
Distributions to partners	(24)	(74)	—
Note payable issued from related party	497	113	—
Repayments of loans from affiliates	(252)	—	—
Repayment of long-term debt	(400)	(300)	—
Other	(1)	—	—
Net cash flows used in financing activities	(180)	(261)	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	18	(2)	1
CASH AND CASH EQUIVALENTS, beginning of period	2	4	3
CASH AND CASH EQUIVALENTS, end of period	$20	$2	$4

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
In October 2018, Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. completed the merger of ETO with a wholly-owned subsidiary of ET in a unit-for-unit exchange (the “Energy Transfer Merger”). Following the closing of the Energy Transfer Merger, Energy Transfer Equity, L.P. changed its name to “Energy Transfer LP” and its common units began trading on the New York Stock Exchange under the “ET” ticker symbol on Friday, October 19, 2018. In addition, Energy Transfer Partners, L.P. changed its name to “Energy Transfer Operating, L.P.” For purposes of maintaining clarity, the following references are used herein:

•
References to “ETO” refer to the entity named Energy Transfer Partners, L.P. prior to the close of the Energy Transfer Merger and Energy Transfer Operating, L.P. subsequent to the close of the Energy Transfer Merger; and

•	References to “ET” refer to the entity named Energy Transfer Equity, L.P. prior to the close of the Energy Transfer Merger and Energy Transfer LP subsequent to the close of the Energy Transfer Merger.
Effective December 31, 2018, PEPL distributed its ownership of PEI and certain other assets to its parent.
Southern Union Panhandle LLC, an indirect wholly-owned subsidiary of ETO, owns a 1% general partnership interest in PEPL and ETO indirectly owns a 99% limited partnership interest in PEPL.
Certain prior period amounts have been reclassified to conform to the 2018 presentation. These reclassifications had no impact on net income, total partners’ capital, or cash flows.

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
Recent Accounting Pronouncements
ASU 2016-02

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report information about the amount, timing, and uncertainty of cash flows arising from a lease. The update requires lessees to record virtually all leases on their balance sheets. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. In January 2018, the FASB issued Accounting Standards Update No. 2018-01 (“ASU 2018-01”), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the existing lease guidance in Topic 840. The Company plans to elect the package of transition practical expedients and will adopt this standard beginning with its first quarter of fiscal 2019 and apply it retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. The Company has performed several procedures to evaluate the impact of the adoption of this standard on the financial statements and disclosures and address the implications of Topic 842 on future lease arrangements. The procedures include reviewing all forms of leases, performing a completeness assessment over the lease population, establishing processes and controls to timely identify new and modified lease agreements, educating its employees on these new processes and controls and implementing a third-party supported lease accounting information system to account for our leases in accordance with the new standard. The Company is finalizing its evaluation of the impacts that the adoption of this accounting guidance will have on the consolidated financial statements, and estimates approximately $5 million of right-to-use assets and lease liabilities will be recognized in the consolidated balance sheet upon adoption, with no material impact to its consolidated statements of operations.
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
The Company elected to apply the modified retrospective method to adopt the new standard. For contracts in scope of the new revenue standard as of January 1, 2018, the cumulative effect of adjustment to partners’ capital was not material. The comparative information has not been restated under the modified retrospective method and continues to be reported under the accounting standards in effect for those periods.
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
Significant Accounting Policies
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

Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Years Ended December 31,
	2018	2017	2016
Non-cash investing activities:
Settlement of affiliate receivable - note receivable	$—	$—	$541
Settlement of affiliate receivable - tax receivable	—	—	240
Settlement of affiliate liability - tax payable	(19)	(8)	—
Settlement of affiliate liability - related party payables	(12)	—	—
Contribution of assets from affiliate	(7)	—	—
Distribution of non-cash assets to parent	68	—	—
Supplemental cash flow information:
Accrued capital expenditures	$13	$11	$15
Cash paid for interest, net of interest capitalized	43	75	75
Cash received for interest on note receivable from affiliate	—	18	40
Cash paid for interest on note payable to affiliate	13	—	—
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
The following table presents the components of inventory:

	December 31,
	2018	2017
Natural gas (1)	$79	$132
Materials and supplies	19	18
	$98	$150

(1)	Natural gas volumes held for operations at December 31, 2018 and 2017 were 25.9 TBtu and 37.9 TBtu, respectively.
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
Fuel Tracker. The fuel tracker is the cumulative balance of compressor fuel volumes owed to the Company by its customers or owed by the Company to its customers. The customers, pursuant to each pipeline’s tariff and related contracts, provide all compressor fuel to the pipeline based on specified percentages of the customer’s natural gas volumes delivered into the pipeline. The percentages are designed to match the actual natural gas consumed in moving the natural gas through the pipeline facilities, with any difference between the volumes provided versus volumes consumed reflected in the fuel tracker. The tariff of Trunkline, in conjunction with the customers’ contractual obligations, allows the Company to record an asset and direct bill customers for any fuel ultimately under-recovered. The other FERC-regulated PEPL entities record an expense when fuel is under-recovered or record a credit to expense to the extent any under-recovered prior period balances are subsequently recouped as they do not have such explicit billing rights specified in their tariffs. Liability accounts are maintained for net volumes of compressor fuel natural gas owed to customers collectively. The pipelines’ fuel reimbursement is in-kind and non-discountable.

Property, Plant and Equipment.
The following table presents the components of property, plant and equipment:

		December 31,
	Lives in Years	2018	2017
Land and improvements		$3	$3
Buildings and improvements	6 – 46	158	162
Pipelines and equipment	5 – 46	2,556	2,571
Natural gas storage facilities	26 – 46	282	279
Other	3 – 21	160	157
Construction work in progress		37	27
Property, plant and equipment		3,196	3,199
Accumulated depreciation and amortization		(507)	(419)
Property, plant and equipment, net		$2,689	$2,780
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
Interest Cost Capitalized. The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. Interest costs incurred during the construction period are capitalized and amortized over the life of the assets. The Company recognized capitalized interest of $1 million, $3 million and $2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
During the fourth quarter of 2018, the Company performed goodwill impairment tests and did not record a goodwill or fixed asset impairment.
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
Changes in the carrying amount of goodwill were as follows:

Total
Balance, December 31, 2016	$285
Impairment losses	(262)
Balance, December 31, 2017	23
Goodwill associated with assets distributed to parent	(11)
Balance, December 31, 2018	$12
Related Party Transactions. Related party expenses primarily include payments for services provided by ET, ETO and other affiliates. Other income includes interest income on notes receivable from related parties.
PEPL and certain of its subsidiaries are not treated as separate taxpayers for federal and certain state income tax purposes. Instead, the Company’s income is taxable to its corporate parent, a subsidiary of ETO. The Company has entered into a tax sharing agreement with its corporate parent pursuant to which the Company will be required to make payments to its corporate parent in order to reimburse its corporate parent for federal and state taxes that it pays on the Company’s income, or to receive payments from its corporate parent to the extent that tax losses generated by the Company are utilized by its corporate parent. In addition, the Company’s subsidiaries that are corporations are included in consolidated and combined federal and state income tax returns filed by its corporate parent. The Company’s liability generally is equal to the liability that the Company and its subsidiaries would have incurred based upon the Company’s taxable income if the Company was a taxpayer filing separately from its corporate parent, except that the Company will receive credit under an intercompany note for any increased liability resulting from its tax basis in its assets having been reduced as a result of the like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended.

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
Other Current Liabilities. Other current liabilities consisted of the following:

	December 31,
	2018	2017
Deposits from customers	$25	$10
Accrued expenses	24	22
Other	20	21
Total other current liabilities	$69	$53
Other Non-Current Liabilities. Other non-current liabilities consisted of the following:

	December 31,
	2018	2017
Pension liability	$117	$120
ARO Liability	26	57
Other	90	64
Total other non-current liabilities	$233	$241
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
The allowance for doubtful accounts was not material as of and during the years ended December 31, 2018 and 2017.

The following table presents the relative contribution to the Company’s total operating revenue from continuing operations of each customer that comprised at least 10% of its operating revenues:

	Years Ended December 31,
	2018	2017	2016
Customer A	10%	13%	12%
Customer B	16	—	—
Other top 10 customers	28	41	38
Remaining customers	46	46	50
Total percentage	100%	100%	100%
Accumulated Other Comprehensive Income. The main components of accumulated other comprehensive income are a net actuarial gain and prior service costs on pension and other postretirement benefit plans.
Retirement Benefits. The Company recognizes the overfunded or underfunded status of defined benefit pension and other postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans). Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.  Changes in the funded status of the plan are recorded in other comprehensive income in partners’ capital in the year in which the change occurs. In 2018, the Company adopted Accounting Standards Update No. 2017-07 Compensation - Retirement Benefits (Topic 715) retrospectively. It requires the service cost component to be presented with other current compensation costs for the related employees in the operating section of our consolidated statements of operations, with other components of net benefit cost presented outside of the operating income.
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

The Company had $26 million and $21 million available for sale securities, included in other non-current assets, at December 31, 2018 and 2017. At December 31, 2018, $17 million in equity securities were valued at Level 1 and $9 million in fixed income securities were valued at Level 2. At December 31, 2017, $14 million in equity securities were valued at Level 1 and $7 million in fixed income securities were valued at Level 2. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value.
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
As a limited partnership, the Company is treated as a disregarded entity for federal income tax purposes. Accordingly, the Company and its subsidiaries are not treated as separate taxpayers; instead, their income is directly taxable to the Company’s corporate parent. Under the Company’s tax sharing arrangement with its corporate parent, the Company pays its share of taxes based on taxable income, which will generally equal the liability that the Company would have incurred as a separate taxpayer.
Commitments and Contingencies. The Company is subject to proceedings, lawsuits and other claims related to environmental and other matters. Accounting for contingencies requires significant judgment by management regarding the estimated probabilities and ranges of exposure to potential liability.

3.	RELATED PARTY TRANSACTIONS:
Accounts receivable from related companies reflected on the consolidated balance sheets primarily related to services provided to ET, ETO and other affiliates. Accounts payable to related companies and advance from affiliates reflected on the consolidated balance sheets related to various services provided by ETO and other affiliates.
The following tables provide a summary of related party activity included in our consolidated statements of operations:

	Years Ended December 31,
	2018	2017	2016
Operating revenues	$97	$43	$17
Operating and maintenance	3	7	14
General and administrative	24	23	27
Interest income — affiliates	—	10	26
Interest expense — affiliates	13	—	—

The Company settled related party payables with a subsidiary of ETO through non-cash contributions during the years ended December 31, 2018 and 2017 for $31 million and $8 million, respectively. During the year ended December 31, 2016, the Company settled related party receivables with a subsidiary of ETO through a non-cash distribution for $240 million.
As of December 31, 2018 and 2017, the Company had $356 million and $113 million, respectively, outstanding under a note payable with a subsidiary of ETO. The note payable accrues interest monthly with an annual interest rate of 5.318% as of December 31, 2018. The note matures on July 31, 2027.

4.	DEBT OBLIGATIONS:
The following table sets forth the debt obligations of the Company:

	December 31,
	2018	2017
7.00% Senior Notes due 2018	$—	$400
8.125% Senior Notes due 2019	150	150
7.60% Senior Notes due 2024	82	82
7.00% Senior Notes due 2029	66	66
8.25% Senior Notes due 2029	33	33
Floating Rate Junior Subordinated Notes due 2066	54	54
Other long term debt	—	5
Unamortized fair value adjustments	16	28
Total debt outstanding	401	818
Less: Current maturities of long-term debt	152	407
Total long-term debt, less current maturities	$249	$411
Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations at December 31, 2018 and 2017 was $392 million and $830 million, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
As of December 31, 2018, the Company has scheduled long-term debt principal payments as follows:

Years Ended December 31,
2019	150
2020	—
2021	—
2022	—
2023	—
Thereafter	235
Total	$385
Senior Notes
Panhandle’s 7.00% Senior Notes in the amount of $400 million matured on June 15, 2018 and were repaid with borrowings under an affiliate loan agreement.
Floating Rate Junior Subordinated Notes
The interest rate on the remaining portion of PEPL’s $600 million junior subordinated notes due 2066 is a variable rate based upon the three-month LIBOR rate plus 3.0175%. The balance of the variable rate portion of the junior subordinated notes was $54 million at an effective interest rate of 5.559% and 4.394% at December 31, 2018, and 2017.

Compliance With Our Covenants
The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens. Other covenants impose limitations on restricted payments, including dividends and loans to affiliates, and additional indebtedness. As of December 31, 2018, the Company is in compliance with these covenants.
The Company will continue to opportunistically evaluate alternatives for funding its debt repayment obligations. Alternatives include, but are not limited to, refinancing of amounts due with new senior notes, a term loan facility or a loan provided by ETO or other affiliates.

5.	RETIREMENT BENEFITS:
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

	December 31,
	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of period	$25	$19
Service cost	1	—
Interest cost	2	1
Amendments	56	8
Actuarial gain	(3)	(1)
Benefits paid, net	(3)	(2)
Benefit obligation at end of period	$78	$25
Change in plan assets:
Fair value of plan assets at beginning of period	$143	$126
Return on plan assets and other	(7)	11
Employer contributions	8	8
Benefits paid, net	(3)	(2)
Fair value of plan assets at end of period	$141	$143

Amount overfunded at end of period (1)	$63	$118

Amounts recognized in accumulated other comprehensive income (pre-tax basis) consist of:
Net actuarial gain	$(2)	$(13)
Prior service cost	61	20
	$59	$7

(1)	Recorded as a non-current asset in the consolidated balance sheets.

Components of Net Periodic Benefit Cost
The following tables set forth the components of net periodic benefit cost of the Company’s postretirement benefit plan for the periods presented:

	Years Ended December 31,
	2018	2017	2016
Service cost	$1	$—	$—
Interest cost	2	1	1
Expected return on plan assets	(7)	(7)	(6)
Prior service credit amortization	14	1	1
Actuarial loss amortization	—	—	(1)
Net periodic benefit cost	$10	$(5)	$(5)
Services cost is recorded within general and administrative expense while non-service cost components are recorded within other, net in our consolidated statements of operations.
The estimated prior service cost for other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2019 is $24 million.
Assumptions.  The weighted-average discount rate used in determining benefit obligations was 3.44% and 3.75% at December 31, 2018 and 2017, respectively.
The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the table below:

	Years Ended December 31,
	2018	2017	2016
Discount rate	3.44%	3.75%	3.88%
Expected return on assets:
Tax exempt accounts	7.00%	7.00%	7.00%
Taxable accounts	4.75%	4.50%	4.50%
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
The assumed health care cost trend rates used to measure the expected cost of benefits covered by the plans are shown in the table below:

	December 31,
	2018	2017
Health care cost trend rate	8.49%	8.10%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.85%	4.95%
Year that the rate reaches the ultimate trend rate	2026	2025
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have no material effect on accumulated postretirement benefit obligation or on total of annual service and interest cost components.
Plan Assets. The Company’s overall investment strategy is to maintain an appropriate balance of actively managed investments while maintaining a high standard of portfolio quality and achieving proper diversification. To achieve diversity within its other postretirement plan asset portfolio, the Company has targeted the following asset allocations: equity of 25% to 35% and fixed income of 65% to 75%. These target allocations are monitored by the Investment Committee of ETO’s Board of Directors in conjunction with an external investment advisor. On occasion, the asset allocations may fluctuate as compared to these guidelines as a result of Investment Committee actions.
The fair value of the Company’s other postretirement plan assets at the dates indicated by asset category is as follows:

	December 31,
	2018	2017
Cash and cash equivalents	$14	$12
Target 2020 Fund (1)	—	123
Target 2050 Fund (2)	—	8
Total Market Index Fund (3)	53	—
Total International Index Fund (4)	13	—
U.S. Bond Index Fund (5)	61	—
Total	$141	$143

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

(3)	The fund invests primarily in common stocks included in the Dow Jones U.S. Total Stock Market Index. As of December 31, 2018, this fund was invested 100% in domestic equities.

(4)
The fund invests primarily in both the securities and in depository receipts representing securities included in the MSCI All Country World Index. As of December 31, 2018, this fund was invested 96% in foreign equities and 4% in domestic equities.

(5)
The fund invests primarily in bonds included in the Bloomberg Barclays U.S. Aggregate Bond Index. As of December 31, 2018, this fund was invested 41% in U.S. Treasury, 28% in mortgage-backed securities, 23% in corporations and 8% in other.

The Target 2020 Fund, Target 2025 Fund, Total Market Index Fund and Total International Index Fund assets are classified as Level 1 assets within the fair-value hierarchy.  The U.S. Bond Index Fund is classified as Level 2 assets within the fair-value hierarchy.
Contributions. The Company expects to make $8 million contributions to its other postretirement plans in 2019 and annually thereafter until modified by rate case proceedings.
Benefit Payments. The Company’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below.

Years	Expected Benefit Payments
2019	$4
2020	5
2021	5
2022	6
2023	5
2024 – 2028	24
The Medicare Prescription Drug Act provides for a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The Company does not expect to receive any Medicare Part D subsidies in any future periods.

Defined Contribution Plan
The Company participates in ETO’s defined contribution savings plan (“Savings Plan”) that is available to virtually all employees. The Company provided matching contributions of 100% of the first 5% of the participant’s compensation paid into the Savings Plan. The Company contributed $2 million to the Savings Plan during the years ended December 31, 2018, 2017, and 2016.
In addition, the Company provides a 3% discretionary profit sharing contribution to eligible employees with annual base compensation below a specific threshold. Company contributions are 100% vested after five years of continuous service. The Company made discretionary profit sharing contributions of $1 million during each of the years ended December 31, 2018, 2017, and 2016.
6.INCOME TAXES:
The following table provides a summary of the current and deferred components of income tax expense (benefit) from continuing operations:

	Years Ended December 31,
	2018	2017	2016
Current expense (benefit):
Federal	$30	$(10)	$8
State	7	(1)	—
Total	37	(11)	8
Deferred expense (benefit):
Federal	$2	$(253)	$(11)
State	10	1	(10)
Total	12	(252)	(21)
Total income tax expense (benefit)	$49	$(263)	$(13)
The differences between the Company’s effective income tax rate and the United States federal income tax statutory rate were as follows:

	Years Ended December 31,
	2018	2017	2016
Income tax expense (benefit) at federal statutory rate	$33	$(108)	$(231)
Changes in income taxes resulting from:
Federal tax rate change	—	(249)	—
State income taxes, net of federal income tax benefit	14	1	(6)
Non-deductible goodwill impairment	—	92	223
Other	2	1	1
Income tax expense (benefit)	$49	$(263)	$(13)

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The table below summarizes the principal components of the Company’s deferred tax assets (liabilities) as follows:

	December 31,
	2018	2017
Deferred income tax assets:
Other postretirement benefits	$18	$3
Debt amortization	11	12
Other	74	65
Total deferred income tax assets	103	80
Valuation allowance	—	(2)
Net deferred income tax assets (included within other non-current assets, net)	$103	$78

Deferred income tax liabilities:
Property, plant and equipment	$(497)	$(484)
Investment in unconsolidated affiliates	(2)	(5)
Other	(41)	(40)
Total deferred income tax liabilities	(540)	(529)
Net deferred income tax liability	$(437)	$(451)

As of December 31, 2018, the Company has $12 million ($9 million, net of federal tax) of unrecognized tax benefits, all of which would impact the Company’s effective income tax rate if recognized.
The Company’s policy is to classify and accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense in its consolidated statement of operations, which is consistent with the recognition of these items in prior reporting periods.
The Company is no longer subject to examination by the Internal Revenue Service and most state jurisdictions for 2013 and prior years. However, the Company is currently under state income tax examination for its 2013 and 2014 years.
On December 22, 2017, the Tax Act was signed into law. Among other provisions, the highest corporate federal income tax rate was reduced from 35% to 21% for taxable years beginning after December 31, 2017. As a result, the Company recognized a deferred tax benefit of $249 million in December 2017.

7.	ASSET RETIREMENT OBLIGATIONS:
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

The Company recorded ARO related to (i) retiring natural gas storage wells, (ii) retiring offshore platforms and lines and (iii) removing asbestos. Long-lived assets related to ARO aggregated $2 million and $1 million as of December 31, 2018 and 2017, respectively, and were reflected as plant, property and equipment on our balance sheet. In addition, the Company had $26 million and $21 million legally restricted for the purpose of settling ARO that was reflected as other non-current assets as of December 31, 2018 and 2017, respectively.
The following table is a reconciliation of the carrying amount of the ARO liability for the periods presented. Changes in assumptions regarding the timing, amount, and probabilities associated with the expected cash flows, as well as the difference in actual versus estimated costs, may result in a change in the amount of the liability recognized.

	Years Ended December 31,
	2018	2017	2016
Beginning balance	$57	$54	$58
Revisions	(33)	1	—
Settled	(1)	(1)	(7)
Accretion expense	3	3	3
Ending balance	$26	$57	$54

8.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
Contingent Residual Support Agreement with ETO
Under a contingent residual support agreement with ETO and Citrus ETP Finance LLC, the Company provides contingent, residual support to Citrus ETP Finance LLC (on a non-recourse basis to the Company) with respect to Citrus ETP Finance LLC’s obligations to ETO to support the payment of $2 billion in principal amount of senior notes issued by ETO on January 17, 2012.
FERC Proceedings
In March 2016, the FERC commenced an audit of Trunkline for the period from January 1, 2013 to present to evaluate Trunkline’s compliance with the requirements of its FERC gas tariff, the accounting regulations of the Uniform System of Accounts as prescribed by the FERC, and the FERC’s annual reporting requirements. The FERC issued a final audit report in October 2018.  In response to the findings in the audit report, the Company expects to make certain changes to its processes, policies and procedures; however, the Company does not expect the findings to result in any changes to its financial statements.
By order issued January 16, 2019, the FERC initiated a review of PEPL’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by PEPL are just and reasonable and set the matter for hearing.  PEPL must file a cost and revenue study on or before April 1, 2019.  An initial decision is expected to be issued in the first quarter of 2020. In addition, on November 30, 2018, Sea Robin filed a rate case pursuant to Section 4 of the Natural Gas Act. A hearing date is scheduled for October 23, 2019 and an initial decision is expected to be issued in the first quarter of 2020.
By order issued February 19, 2019, the FERC initiated a review of Southwest Gas’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Southwest Gas are just and reasonable and set the matter for hearing.  Southwest Gas must file a cost and revenue study on or before May 6, 2019.  The FERC is directing that an initial decision be issued within 47 weeks of the date the cost and revenue study is due.
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
The Company recorded $2 million in non-current liabilities as of December 31, 2018 and 2017 to cover environmental remediation actions where management believes a loss is probable and reasonably estimable. The Company is not able to estimate the possible loss or range of loss in excess of amounts accrued. The Company does not have any material environmental remediation matters assessed as reasonably possible.
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable. When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of December 31, 2018 and 2017, the Company’s consolidated balance sheet reflected litigation and other claim-related accrued liabilities of $20 million and $21 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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

9.	REVENUE
The following disclosures discuss the Company’s revised revenue recognition policies upon the adoption of ASU 2014-09 on January 1, 2018, as discussed in Note 2. These policies were applied to the current period only, and the amounts reflected in the Company’s consolidated financial statements for the years ended December 31, 2017 and 2016 were recorded under the Company’s previous accounting policies.
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
The Company recognizes a contract asset when making upfront consideration payments to certain customers or when providing services to customers prior to the time at which the Company is contractually allowed to bill for such services. As of December 31, 2018, no contract assets have been recognized.
The Company recognizes a contract liability if the customer's payment of consideration precedes the Company’s fulfillment of the performance obligations. As of December 31, 2018, no contract liabilities have been recognized.
Performance Obligation
At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Company considers all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, the Company allocates the total contract consideration it expects to be entitled to, to each distinct performance obligation based on a standalone-selling price basis. Revenue is recognized when (or as) the performance obligations are satisfied, that is, when the customer obtains control of the good or service. Certain of our contracts contain variable components, which, when combined with the fixed component are considered a single performance obligation. For these types of contracts, only the fixed component of the contracts are included in the table below.
As of December 31, 2018, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations is approximately $2.89 billion and the Company expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2019	2020	2021	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of December 31, 2018	$445	$357	$293	$1,795	$2,890
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

10.	QUARTERLY FINANCIAL DATA (UNAUDITED):
The following table provides certain quarterly financial information for the periods presented:

	Quarters Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	Total
Operating revenues	$149	$134	$137	$154	$574
Operating income	64	42	41	56	203
Net income	34	22	23	29	108

	Quarters Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	Total
Operating revenues	$128	$104	$110	$138	$480
Operating income (loss) (1)	37	20	18	(341)	(266)
Net income (loss)	14	8	4	(71)	(45)

(1)	Operating income (loss) includes $389 million of impairment losses recognized during the fourth quarter of 2017.