Form 10-Q
period 2019-03-31
PANHANDLE EASTERN PIPE LINE CO LP
filed 2019-05-09
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

FORM 10-Q

PANHANDLE EASTERN PIPE LINE COMPANY, LP

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Panhandle Eastern Pipe Line Company, LP and its subsidiaries (“PEPL” or the “Company”) in periodic press releases and some oral statements of Panhandle officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I — Item 1A. Risk Factors” in the Company’s Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 22, 2019.
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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4	$20
Accounts receivable, net	46	43
Accounts receivable from related companies	9	11
Exchanges receivable	11	8
Inventories	59	98
Other current assets	6	6
Total current assets	135	186

Property, plant and equipment	3,197	3,196
Accumulated depreciation	(528)	(507)
	2,669	2,689

Operating lease right-of-use assets	5	—
Other non-current assets, net	116	108
Goodwill	12	12
Total assets	$2,937	$2,995

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2019	December 31, 2018
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$151	$152
Accounts payable and accrued liabilities	2	6
Accounts payable to related companies	42	46
Exchanges payable	51	85
Other current liabilities	56	69
Total current liabilities	302	358

Long-term debt, less current maturities	248	249
Note payable to related company	292	356
Deferred income taxes	440	437
Non-current operating lease liabilities	5	—
Other non-current liabilities	232	233
Commitments and contingencies

Partners’ capital:
Partners’ capital	1,459	1,409
Accumulated other comprehensive loss	(41)	(47)
Total partners’ capital	1,418	1,362
Total liabilities and partners’ capital	$2,937	$2,995

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING REVENUES:
Transportation and storage of natural gas	$152	$142
Other	6	7
Total operating revenues	158	149
OPERATING EXPENSES:
Cost of natural gas and other energy	—	1
Operating and maintenance	47	47
General and administrative	6	7
Depreciation and amortization	29	30
Total operating expenses	82	85
OPERATING INCOME	76	64
OTHER INCOME (EXPENSE):
Interest expense, net	(5)	(10)
Interest expense — related company	(4)	(1)
Other, net	—	(1)
INCOME BEFORE INCOME TAX EXPENSE	67	52
Income tax expense	17	18
NET INCOME	50	34

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Actuarial income (loss) relating to postretirement benefit plans	6	(1)

COMPREHENSIVE INCOME	$56	$33

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	$1,409	$(47)	$1,362
Other comprehensive income, net of tax	—	6	6
Net income	50	—	50
Balance, March 31, 2019	$1,459	$(41)	$1,418

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	$1,348	$(3)	$1,345
Distributions to partners	(24)	—	(24)
Deemed contribution from partners	11	—	11
Other	4	(2)	2
Other comprehensive loss, net of tax	—	(1)	(1)
Net income	34	—	34
Balance, March 31, 2018	$1,373	$(6)	$1,367

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$50	$34
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	29	30
Deferred income taxes	3	12
Amortization of deferred financing fees	(2)	(5)
Other non-cash	2	2
Changes in operating assets and liabilities	(20)	25
Net cash flows provided by operating activities	62	98
INVESTING ACTIVITIES:
Capital expenditures	(14)	(20)
Net cash flows used in investing activities	(14)	(20)
FINANCING ACTIVITIES:
Distributions to partners	—	(24)
Note payable issued from related company	—	11
Repayment of note payable from related company	(64)	(66)
Net cash flows used in financing activities	(64)	(79)
Net change in cash and cash equivalents	(16)	(1)
Cash and cash equivalents, beginning of period	20	2
Cash and cash equivalents, end of period	$4	$1

SUPPLEMENTAL INFORMATION:
Non-cash activity - Accrued capital expenditures	$7	$2
Non-cash activity - Settlement of related company payables	$—	$11
Cash paid for interest	$6	$6

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts are in millions)
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION
Organization
Panhandle Eastern Pipe Line Company, LP (“PEPL”) and its subsidiaries (collectively, the “Company”) primarily operate interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle region of Texas and Oklahoma to major United States markets in the Midwest and Great Lakes regions and natural gas storage assets and are subject to the rules and regulations of the FERC. The Company’s subsidiaries include Trunkline, Sea Robin and Southwest Gas.
Southern Union Panhandle LLC, an indirect wholly-owned subsidiary of ETO, owns a 1% general partner interest in PEPL and ETO indirectly owns a 99% limited partner interest in PEPL.
Certain prior period amounts have been reclassified to conform to the 2019 presentation. These reclassifications had no impact on net income, total partners’ capital or cash flows.
Basis of Presentation
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of the Company’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
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
Change in Accounting Policy
Adoption of Lease Accounting Standard
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which has amended the FASB Accounting Standards Codification (“ASC”) and introduced Topic 842, Leases. On January 1, 2019, the Company has adopted Topic 842, which is effective for interim and annual reporting periods beginning on or after December 15, 2018. Topic 842 requires entities to recognize lease assets and liabilities on the balance sheet for all leases with a term of more than one year, including operating leases, which historically were not recorded on the balance sheet in accordance with the prior standard.
To adopt Topic 842, the Company recognized a cumulative catch-up adjustment to the opening balance sheet as of January 1, 2019 related to certain leases that existed as of that date. As permitted, we have not retrospectively modified our consolidated financial statements for comparative purposes. The adoption of the standard had a material impact on our consolidated balance sheet, but did not have an impact on our consolidated statements of operations, comprehensive income or cash flows. As a result of adoption, we have recorded additional net right-of-use (“ROU”) lease assets and lease liabilities of approximately $6 million and $6 million, respectively, as of January 1, 2019. In addition, we have updated our business processes, systems, and internal controls to support the on-going reporting requirements under the new standard.
To adopt Topic 842, the Company elected the package of practical expedients permitted under the transition guidance within the standard. The expedient package allowed us not to reassess whether existing contracts contained a lease, the lease classification of existing leases and initial direct cost for existing leases. In addition to the package of practical expedients, the Company has elected not to capitalize amounts pertaining to leases with terms less than twelve months, to use the portfolio approach to determine discount rates, not to separate non-lease components from lease components and not to apply the use of hindsight to the active lease population.
Cumulative-effect adjustments made to the opening balance sheet at January 1, 2019 were as follows:

	Balance at December 31, 2018, as previously reported	Adjustments due to Topic 842 (Leases)	Balance at January 1, 2019
Assets:
Operating lease right-of-use assets	$—	$6	$6
Liabilities:
Non-current operating lease liabilities	—	6	6

2.	RELATED PARTY TRANSACTIONS
Accounts receivable from related companies reflected on the consolidated balance sheets primarily related to services provided to ET, ETO and other affiliates. Accounts payable to related companies reflected on the consolidated balance sheets related to various services provided by ETO and other affiliates.
The following table provides a summary of the related party activity included in the consolidated statements of operations:

	Three Months Ended March 31,
	2019	2018
Operating revenues	$24	$23
Operating and maintenance	1	1
General and administrative	4	6
Interest expense — related company	4	1
As of March 31, 2019 and December 31, 2018, the Company had $292 million and $356 million, respectively, outstanding under a note payable with a subsidiary of ETO. The note payable accrues interest monthly with an annual interest rate of 5.262% as of March 31, 2019. The note matures on July 31, 2027.

3.	FAIR VALUE MEASURES
The Company had $28 million and $26 million of fair value of available for sale securities, included in other non-current assets, as of March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, $18 million in equity securities were valued at Level 1 and $10 million in fixed income securities were valued at Level 2. At December 31, 2018, $17 million in equity securities were valued at Level 1 and $9 million in fixed income securities were valued at Level 2. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value. Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations was $400 million and $392 million at March 31, 2019 and December 31, 2018, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities. The Company did not have any Level 3 instruments measured at fair value at March 31, 2019 or December 31, 2018, and there were no transfers between hierarchy levels during the periods presented.

4.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Contingent Residual Support Agreement with ETO
Under a contingent residual support agreement with ETO and Citrus ETO Finance LLC, the Company provides contingent, residual support to Citrus ETO Finance LLC (on a non-recourse basis to the Company) with respect to Citrus ETO Finance LLC’s obligations to ETO to support the payment of $2 billion in principal amount of senior notes issued by ETO on January 17, 2012.
FERC Proceedings
By order issued January 16, 2019, the FERC initiated a review of PEPL’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by PEPL are just and reasonable and set the matter for hearing.  PEPL filed a cost and revenue study on April 1, 2019.  An initial decision is expected to be issued in the first quarter of 2020. In addition, on November 30, 2018, Sea Robin filed a rate case pursuant to Section 4 of the Natural Gas Act. A hearing date is scheduled for October 23, 2019 and an initial decision is expected to be issued in the first quarter of 2020.
By order issued February 19, 2019, the FERC initiated a review of Southwest Gas’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Southwest Gas are just and reasonable and set the matter for hearing.  Southwest Gas filed a cost and revenue study on May 6, 2019. An initial decision is expected to be issued in the first quarter of 2020.
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
The Company’s consolidated balance sheets reflected $2 million in non-current liabilities as of March 31, 2019 and December 31, 2018 to cover environmental remediation actions where management believes a loss is probable and reasonably estimable.  The Company is not able to estimate the possible loss or range of loss in excess of amounts accrued. The Company does not have any material environmental remediation matters assessed as reasonably possible.
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of March 31, 2019 and December 31, 2018, the Company has litigation and other claim-related accrued liabilities of $19 million and $20 million, respectively, included in other non-current liabilities on the consolidated balance sheets. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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

5.	LEASES
The Company leases office space, land, and equipment under non-cancelable operating leases whose initial terms are typically 5 to 10 years, with some real estate leases having terms of 30 years or more, along with options that permit renewals for additional periods. At contract inception, we determine if the arrangement is a lease or contains an embedded lease and review the facts and circumstances of the arrangement to classify lease assets as operating or finance leases under Topic 842.
At present, the majority of the Company’s active leases are classified as operating in accordance with Topic 842. Balances related to operating leases are included in operating lease ROU assets, other current liabilities and operating lease liabilities in our consolidated balance sheet. Finance leases represent a small portion of the active lease agreements and are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheet. The ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation of the Company to make minimum lease payments arising from the lease for the duration of the lease term.
Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or greater. The exercise of lease renewal options is typically at the sole discretion of the Company, and lease extensions are evaluated on a lease-by-lease basis. Leases containing early termination clauses typically require the agreement of both parties to the lease. At the inception of a lease, all renewal options reasonably certain to be exercised are considered when determining the lease term. Presently, the Company does not have leases that include options to purchase or automatic transfer of ownership of the leased property to the Company. The depreciable life of lease assets and leasehold improvements are limited by the expected lease term.
To determine the present value of future minimum lease payments, we use the implicit rate when readily determinable. Presently, since many of our leases do not provide an implicit rate, the Company applies its incremental borrowing rate based on the information available at the lease commencement date, to determine the present value of minimum lease payments. The operating and finance lease ROU assets include any lease payments made and exclude lease incentives.
Minimum rent payments are expensed on a straight-line basis over the term of the lease. In addition, some leases require additional contingent or variable lease payments, which are based on the factors specific to the individual agreement. Variable lease payments the Company is typically responsible for include payment of real estate taxes, maintenance expenses and insurance.

For short-term leases (leases that have term of twelve months or less upon commencement), lease payments are recognized on a straight-line basis and no ROU assets are recorded.
The components of operating lease amounts recognized in the accompanying consolidated balance sheet as of March 31, 2019 were as follows:

March 31, 2019
Assets:
Operating lease right-of-use assets	$5
Liabilities:
Non-current operating lease liabilities	5
For the three months ended March 31, 2019, the Company recognized $2 million of short term lease cost, which is reflected in operating and maintenance in the accompanying consolidated statement of operations.
The weighted average remaining lease terms and weighted average discount rate as of March 31, 2019 were as follows:

March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	14
Weighted-average discount rate (%)
Operating leases	4%
Maturities of operating lease liabilities as of March 31, 2019 are as follows:

Operating leases
2019 (remainder)	$—
2020	1
2021	—
2022	1
2023	1
Thereafter	4
Total lease payments	7
Less: present value discount	2
Present value of lease liabilities	$5

6.	REVENUE
Contract Balances with Customers
The Company satisfies its obligations by transferring goods or services in exchange for consideration from customers. The timing of performance may differ from the timing the associated consideration is paid to or received from the customer, thus resulting in the recognition of a contract asset or a contract liability.
The Company recognizes a contract asset when making upfront consideration payments to certain customers or when providing services to customers prior to the time at which the Company is contractually allowed to bill for such services. As of March 31, 2019, no contract assets have been recognized.
The Company recognizes a contract liability if the customer's payment of consideration precedes the Company’s fulfillment of the performance obligations. As of March 31, 2019, no contract liabilities have been recognized.

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
As of March 31, 2019, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations is approximately $2.83 billion and the Company expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2019 (remainder)	2020	2021	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of March 31, 2019	$328	$374	$308	$1,820	$2,830

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar amounts are in millions)
The information in Item 2 has been prepared pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q. Accordingly, this Item 2 includes only management’s narrative analysis of the results of operations and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019.
RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018
OPERATING REVENUES:
Transportation and storage of natural gas	$152	$142
Other	6	7
Total operating revenues	158	149
OPERATING EXPENSES:
Cost of natural gas and other energy	—	1
Operating and maintenance	47	47
General and administrative	6	7
Depreciation and amortization	29	30
Total operating expenses	82	85
OPERATING INCOME	76	64
OTHER INCOME (EXPENSE):
Interest expense, net	(5)	(10)
Interest expense — related company	(4)	(1)
Other, net	—	(1)
INCOME BEFORE INCOME TAX EXPENSE	67	52
Income tax expense	17	18
NET INCOME	$50	$34

Panhandle natural gas volumes transported (TBtu):
PEPL	234	196
Trunkline	187	149
Sea Robin	28	16
Operating revenues. Operating revenues increased for the three months ended March 31, 2019 compared to the same period in the prior year on the Panhandle and Trunkline pipelines due to higher customer demand as well as capacity sold at higher rates.
Interest expense, net. Interest expense, net decreased for the three months ended March 31, 2019 compared to the same period in the prior year due to repayment of Panhandle’s $400 million 7.00% Senior Notes in June 2018.
Interest expense - related company. Interest expense - related company increased for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to additional notes payable issued to a subsidiary of ETO.
Income tax expense. The decrease in income tax expense for the three months ended March 31, 2019 compared to the same period in the prior year was primarily due to an unfavorable state statutory rate change in the prior period, partially offset by the impact of higher pre-tax income in the current period.

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
Under the supervision and with the participation of senior management, including the Chief Executive Officer and the Chief Financial Officer of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
In connection with the Company’s adoption of Topic 842 effective January 1, 2019, we have made certain design and implementation updates to our business processes, systems and internal controls to support recognition and disclosure under the new standard. The Company’s adoption and implementation of Topic 842 is discussed in Note 1 to the consolidated financial statements included in “Item 1. Financial Statements.”
There have been no changes, other than those discussed above, in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Note 4 in this Quarterly Report on Form 10-Q and in Note 8 in the Company’s Form 10-K for the year ended December 31, 2018.
The Company is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites. As a result, the Company is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters. For information regarding these matters, see Note 4 in this Quarterly Report on Form 10-Q and Note 8 included in the Company’s Form 10-K for the year ended December 31, 2018.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on February 22, 2019.
ITEM 6. EXHIBITS
The exhibits listed below are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	May 9, 2019	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Vice President and Controller (duly authorized to sign on behalf of the registrant)