Form 10-Q
period 2019-06-30
PANHANDLE EASTERN PIPE LINE COMPANY, LP
filed 2019-08-08
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2	$20
Accounts receivable, net	40	43
Accounts receivable from related companies	8	11
Exchanges receivable	6	8
Inventories	70	98
Other current assets	4	6
Total current assets	130	186

Property, plant and equipment	3,217	3,196
Accumulated depreciation	(555)	(507)
	2,662	2,689
Operating lease right-of-use assets	5	—
Other non-current assets, net	118	108
Goodwill	12	12
Total assets	$2,927	$2,995

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2019	December 31, 2018
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$—	$152
Accounts payable and accrued liabilities	1	6
Accounts payable to related companies	18	46
Exchanges payable	53	85
Other current liabilities	53	69
Total current liabilities	125	358

Long-term debt, less current maturities	248	249
Note payable to related company	421	356
Deferred income taxes	444	437
Non-current operating lease liabilities	5	—
Other non-current liabilities	231	233
Commitments and contingencies

Partners’ capital:
Partners’ capital	1,491	1,409
Accumulated other comprehensive loss	(38)	(47)
Total partners’ capital	1,453	1,362
Total liabilities and partners’ capital	$2,927	$2,995

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
OPERATING REVENUES:
Transportation and storage of natural gas	$133	$131	$285	$273
Other	6	3	12	10
Total operating revenues	139	134	297	283
OPERATING EXPENSES:
Cost of natural gas and other energy	—	1	—	2
Operating and maintenance	49	54	96	101
General and administrative	8	7	14	14
Depreciation and amortization	30	30	59	60
Total operating expenses	87	92	169	177
OPERATING INCOME	52	42	128	106
OTHER EXPENSE:
Interest expense, net	(5)	(8)	(10)	(18)
Interest expense — related company	(5)	(2)	(9)	(3)
Other, net	—	(1)	—	(2)
INCOME BEFORE INCOME TAX EXPENSE	42	31	109	83
Income tax expense	11	9	28	27
NET INCOME	31	22	81	56

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Actuarial income (loss) relating to postretirement benefit plans	3	—	9	(1)

COMPREHENSIVE INCOME	$34	$22	$90	$55

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	$1,409	$(47)	$1,362
Net income	50	—	50
Other comprehensive income, net of tax	—	6	6
Balance, March 31, 2019	1,459	(41)	1,418
Net income	31	—	31
Other comprehensive income, net of tax	—	3	3
Other	1	—	1
Balance, June 30, 2019	$1,491	$(38)	$1,453

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	$1,348	$(3)	$1,345
Net income	34	—	34
Distributions to partners	(24)	—	(24)
Deemed contribution from partners	11	—	11
Other comprehensive loss, net of tax	—	(1)	(1)
Other	4	(2)	2
Balance, March 31, 2018	1,373	(6)	1,367
Net income	22	—	22
Other	1	—	1
Balance, June 30, 2018	$1,396	$(6)	$1,390

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$81	$56
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	59	60
Deferred income taxes	4	17
Amortization of deferred financing fees	(3)	(9)
Other non-cash	7	5
Changes in operating assets and liabilities	(47)	16
Net cash flows provided by operating activities	101	145
INVESTING ACTIVITIES:
Capital expenditures	(34)	(31)
Net cash flows used in investing activities	(34)	(31)
FINANCING ACTIVITIES:
Distributions to partners	—	(24)
Repayment of long-term debt	(150)	(400)
Note payable issued from related company	152	380
Repayment of note payable from related company	(87)	(66)
Net cash flows used in financing activities	(85)	(110)
Net change in cash and cash equivalents	(18)	4
Cash and cash equivalents, beginning of period	20	2
Cash and cash equivalents, end of period	$2	$6

SUPPLEMENTAL INFORMATION:
Non-cash activity - Accrued capital expenditures	$11	$11
Non-cash activity - Settlement of related company payables	$—	$11
Cash paid for interest	$14	$14

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
Southern Union Panhandle LLC, an indirect wholly-owned subsidiary of Energy Transfer Operating, L.P. (“ETO”), owns a 1% general partner interest in PEPL and ETO indirectly owns a 99% limited partner interest in PEPL.
On July 1, 2019, ETO executed a series of internal restructuring transactions that resulted in PEPL becoming a subsidiary of a non-corporate subsidiary of ETO. As a result, PEPL’s tax status changed from a disregarded entity for federal income tax purposes wholly owned by a corporate entity to a disregarded entity for federal income tax purposes wholly owned by a limited partnership. In connection with this restructuring, PEPL’s tax sharing agreement with its former corporate parent was terminated, and PEPL expects to reverse all of its existing deferred tax assets and liabilities in July 2019, which will result in the recognition of a $444 million non-cash benefit in the consolidated statement of operations.
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
Accounts receivable from related companies reflected on the consolidated balance sheets primarily related to services provided to ETO and other affiliates. Accounts payable to related companies reflected on the consolidated balance sheets related to various services provided by ETO and other affiliates.
The following table provides a summary of the related party activity included in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues	$24	$24	$48	$47
Operating and maintenance	1	1	2	2
General and administrative	5	5	9	11
Interest expense — related company	5	2	9	3

As of June 30, 2019 and December 31, 2018, the Company had $421 million and $356 million, respectively, outstanding under a note payable to a subsidiary of ETO. The note payable accrues interest monthly at an annual interest rate of 5.411% as of June 30, 2019. The note matures on July 31, 2027.

3.	FAIR VALUE MEASURES
The Company had $29 million and $26 million of fair value of available for sale securities, included in other non-current assets, as of June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, $19 million in equity securities were valued at Level 1 and $10 million in fixed income securities were valued at Level 2. At December 31, 2018, $17 million in equity securities were valued at Level 1 and $9 million in fixed income securities were valued at Level 2. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations (excluding related company balances) was $250 million and $392 million at June 30, 2019 and December 31, 2018, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities. The Company did not have any Level 3 instruments measured at fair value at June 30, 2019 or December 31, 2018, and there were no transfers between hierarchy levels during the periods presented.

4.	DEBT OBLIGATIONS
Panhandle’s 8.125% Senior Notes in the amount of $150 million matured on June 1, 2019 and were repaid with borrowings under an affiliate loan agreement.
Compliance with Our Covenants
The Company is in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of June 30, 2019.

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
By order issued February 19, 2019, the FERC initiated a review of Southwest Gas’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Southwest Gas are just and reasonable and set the matter for hearing.  Southwest Gas filed a cost and revenue study on May 6, 2019. On July 10, 2019, Southwest Gas Storage Company filed an Offer of Settlement in this Section 5 proceeding, which settlement was supported or not opposed by Commission Trial Staff and all active parties.
In addition, on November 30, 2018, Sea Robin filed a rate case pursuant to Section 4 of the Natural Gas Act. On July 22, 2019, Sea Robin filed an Offer of Settlement in this Section 4 proceeding, which settlement was supported or not opposed by Commission Trial Staff and all active parties.
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
The Company’s consolidated balance sheets reflected $2 million in non-current liabilities as of June 30, 2019 and December 31, 2018 to cover environmental remediation actions where management believes a loss is probable and reasonably estimable.  The Company is not able to estimate the possible loss or range of loss in excess of amounts accrued. The Company does not have any material environmental remediation matters assessed as reasonably possible.
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of June 30, 2019 and December 31, 2018, the Company has litigation and other claim-related accrued liabilities of $19 million and $20 million, respectively, included in other non-current liabilities on the consolidated balance sheets. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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
For the six months ended June 30, 2019, the Company recognized $2 million of short term lease cost, which is reflected in operating and maintenance in the accompanying consolidated statement of operations.
The weighted average remaining lease terms and weighted average discount rate as of June 30, 2019 were as follows:

June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	13
Weighted-average discount rate (%)
Operating leases	4%

Maturities of operating lease liabilities as of June 30, 2019 are as follows:

Operating leases
2019 (remainder)	$—
2020	1
2021	—
2022	1
2023	1
Thereafter	4
Total lease payments	7
Less: present value discount	2
Present value of lease liabilities	$5

7.	REVENUE
Contract Balances with Customers
The Company satisfies its obligations by transferring goods or services in exchange for consideration from customers. The timing of performance may differ from the timing the associated consideration is paid to or received from the customer, thus resulting in the recognition of a contract asset or a contract liability.
The Company recognizes a contract asset when making upfront consideration payments to certain customers or when providing services to customers prior to the time at which the Company is contractually allowed to bill for such services. As of June 30, 2019, no contract assets have been recognized.
The Company recognizes a contract liability if the customer's payment of consideration precedes the Company’s fulfillment of the performance obligations. As of June 30, 2019, no contract liabilities have been recognized.

Performance Obligation
At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Company considers all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, the Company allocates the total expected contract consideration to each distinct performance obligation based on a standalone-selling price basis. Revenue is recognized when (or as) the performance obligations are satisfied, that is, when the customer obtains control of the good or service. Certain of our contracts contain variable components, which, when combined with the fixed component are considered a single performance obligation. For these types of contracts, only the fixed component of the contracts are included in the table below.
As of June 30, 2019, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations is approximately $2.74 billion, and the Company expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2019 (remainder)	2020	2021	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of June 30, 2019	$223	$381	$311	$1,828	$2,743

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
RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2019	2018
OPERATING REVENUES:
Transportation and storage of natural gas	$285	$273
Other	12	10
Total operating revenues	297	283
OPERATING EXPENSES:
Cost of natural gas and other energy	—	2
Operating and maintenance	96	101
General and administrative	14	14
Depreciation and amortization	59	60
Total operating expenses	169	177
OPERATING INCOME	128	106
OTHER EXPENSE:
Interest expense, net	(10)	(18)
Interest expense — related company	(9)	(3)
Other, net	—	(2)
INCOME BEFORE INCOME TAX EXPENSE	109	83
Income tax expense	28	27
NET INCOME	$81	$56

Panhandle natural gas volumes transported (TBtu):
PEPL	446	401
Trunkline	365	310
Sea Robin	54	35
Operating revenues. Operating revenues increased for the six months ended June 30, 2019 compared to the same period in the prior year on the Panhandle and Trunkline pipelines due to higher customer demand and capacity sold at higher rates, as well as increased throughput on Sea Robin.
Interest expense, net. Interest expense, net decreased for the six months ended June 30, 2019 compared to the same period in the prior year due to repayment of Panhandle’s $400 million 7.00% Senior Notes in June 2018 and Panhandle’s $150 million 8.125% Senior Notes in June 2019.
Interest expense - related company. Interest expense - related company increased for the six months ended June 30, 2019 compared to the same period in the prior year primarily due to additional borrowings under a note payable issued to a subsidiary of ETO.
Income tax expense. Income tax expense increased for the six months ended June 30, 2019 compared to the same period in the prior year primarily due to higher pre-tax income in the current period, partially offset by the impact of an unfavorable statutory rate change in the prior period.

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
Under the supervision and with the participation of senior management, including the Chief Executive Officer and the Chief Financial Officer of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Note 4 in this Quarterly Report on Form 10-Q and in Note 8 in the Company’s Form 10-K for the year ended December 31, 2018.
The Company is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites. As a result, the Company is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters. For information regarding these matters, see Note 5 in this Quarterly Report on Form 10-Q and Note 8 included in the Company’s Form 10-K for the year ended December 31, 2018.
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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	August 8, 2019	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Vice President and Controller (duly authorized to sign on behalf of the registrant)