Form 10-Q
period 2019-09-30
PANHANDLE EASTERN PIPE LINE COMPANY, LP
filed 2019-11-07
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

PCBs	Polychlorinated biphenyls

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	United States Securities and Exchange Commission

Southwest Gas	Pan Gas Storage LLC (d.b.a. Southwest Gas Storage Company)

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$—	$20
Accounts receivable, net	42	43
Accounts receivable from related companies	8	11
Exchanges receivable	11	8
Inventories	70	98
Other current assets	8	6
Total current assets	139	186

Property, plant and equipment	3,250	3,196
Accumulated depreciation	(581)	(507)
	2,669	2,689

Operating lease right-of-use assets	5	—
Other non-current assets, net	139	108
Goodwill	—	12
Total assets	$2,952	$2,995

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2019	December 31, 2018
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$—	$152
Accounts payable and accrued liabilities	4	6
Accounts payable to related companies	95	46
Exchanges payable	59	85
Other current liabilities	80	69
Total current liabilities	238	358

Long-term debt, less current maturities	247	249
Note payable to related company	669	356
Deferred income taxes	—	437
Non-current operating lease liabilities	5	—
Other non-current liabilities	233	233
Commitments and contingencies

Partners’ capital:
Partners’ capital	1,592	1,409
Accumulated other comprehensive loss	(32)	(47)
Total partners’ capital	1,560	1,362
Total liabilities and partners’ capital	$2,952	$2,995

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
OPERATING REVENUES:
Transportation and storage of natural gas	$130	$128	$415	$401
Other	5	9	17	19
Total operating revenues	135	137	432	420
OPERATING EXPENSES:
Cost of natural gas and other energy	—	—	—	2
Operating and maintenance	48	57	144	158
General and administrative	8	8	22	22
Depreciation and amortization	26	31	85	91
Impairment losses	12	—	12	—
Total operating expenses	94	96	263	273
OPERATING INCOME	41	41	169	147
OTHER EXPENSE:
Interest expense, net	(3)	(5)	(13)	(23)
Interest expense — related company	(6)	(5)	(15)	(8)
Other, net	(2)	—	(2)	(2)
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	30	31	139	114
Income tax expense (benefit)	(445)	8	(417)	35
NET INCOME	475	23	556	79

OTHER COMPREHENSIVE INCOME, NET OF TAX
Actuarial income relating to postretirement benefit plans	6	1	15	—

COMPREHENSIVE INCOME	$481	$24	$571	$79

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	$1,409	$(47)	$1,362
Net income	50	—	50
Other comprehensive income, net of tax	—	6	6
Balance, March 31, 2019	1,459	(41)	1,418
Net income	31	—	31
Other comprehensive income, net of tax	—	3	3
Other	1	—	1
Balance, June 30, 2019	1,491	(38)	1,453
Net income	475	—	475
Distributions to partners	(375)	—	(375)
Other comprehensive income, net of tax	—	6	6
Other	1	—	1
Balance, September 30, 2019	$1,592	$(32)	$1,560

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	$1,348	$(3)	$1,345
Net income	34	—	34
Distributions to partners	(24)	—	(24)
Deemed contribution from partners	11	—	11
Other comprehensive loss, net of tax	—	(1)	(1)
Other	4	(2)	2
Balance, March 31, 2018	1,373	(6)	1,367
Net income	22	—	22
Other	1	—	1
Balance, June 30, 2018	1,396	(6)	1,390
Net income	23	—	23
Other comprehensive income, net of tax	—	1	1
Other	1	—	1
Balance, September 30, 2018	$1,420	$(5)	$1,415

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$556	$79
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	85	91
Goodwill impairment	12	—
Deferred income taxes	5	22
Amortization of deferred financing fees	(4)	(11)
PEPL Restructuring income tax benefit	(445)	—
Other non-cash	9	7
Changes in operating assets and liabilities	38	18
Net cash flows provided by operating activities	256	206
INVESTING ACTIVITIES:
Capital expenditures	(64)	(37)
Net cash flows used in investing activities	(64)	(37)
FINANCING ACTIVITIES:
Distributions to partners	(375)	(24)
Repayment of long-term debt	(150)	(400)
Note payable issued from related company	602	460
Repayment of note payable from related company	(289)	(207)
Net cash flows used in financing activities	(212)	(171)
Net change in cash and cash equivalents	(20)	(2)
Cash and cash equivalents, beginning of period	20	2
Cash and cash equivalents, end of period	$—	$—

SUPPLEMENTAL INFORMATION:
Non-cash activity - Accrued capital expenditures	$17	$12
Non-cash activity - Settlement of related company payables	$—	$11
Cash paid for interest	$21	$20

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
On July 1, 2019, ETO executed a series of internal restructuring transactions that resulted in PEPL becoming a subsidiary of a non-corporate subsidiary of ETO (“PEPL Restructuring”). As a result, PEPL’s tax status changed from a disregarded entity for federal income tax purposes wholly owned by a corporate entity to a disregarded entity for federal income tax purposes wholly owned by a limited partnership. In connection with this restructuring, PEPL’s tax sharing agreement with its former corporate parent was terminated, and PEPL reversed all of its existing deferred tax assets and liabilities in July 2019, which resulted in the recognition of a $445 million non-cash benefit in the consolidated statement of operations.
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
To adopt Topic 842, the Company recognized a cumulative catch-up adjustment to the opening balance sheet as of January 1, 2019 related to certain leases that existed as of that date. As permitted, we have not retrospectively modified our consolidated financial statements for comparative purposes. The adoption of the standard did not have a material impact on our consolidated financial statements. As a result of adoption, we have recorded additional net right-of-use (“ROU”) lease assets and lease liabilities of approximately $6 million and $6 million, respectively, as of January 1, 2019. In addition, we have updated our business processes, systems, and internal controls to support the on-going reporting requirements under the new standard.
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

Goodwill
The Company owns Southwest Gas which owns and operates natural gas storage assets.  Due to a decrease in the demand for storage on these assets, the Company performed an interim impairment test on the assets of Southwest Gas during the three months ended September 30, 2019.  As a result of the interim impairment test, the Company recognized a goodwill impairment of $12 million related to Southwest Gas, primarily due to decreases in projected future revenues and cash flows.  No other impairments of the Company’s other assets were identified.  Subsequent to this impairment charge, the book value of the Company’s goodwill is zero.  The Company estimated the fair value of Southwest Gas by using the income approach. The income approach is based on the present value of future cash flows, which are derived from our long-term financial forecasts, and requires significant assumptions including, among others, a discount rate and a terminal value.
The change in the carrying amount of goodwill for the nine months ended September 30, 2019 was as follows:

Goodwill
Balance, December 31, 2018	$12
Impairment losses	(12)
Balance, September 30, 2019	$—

2.	RELATED PARTY TRANSACTIONS
Accounts receivable from related companies reflected on the consolidated balance sheets primarily related to services provided to ETO and other affiliates. Accounts payable to related companies reflected on the consolidated balance sheets related to various services provided by ETO and other affiliates.
The following table provides a summary of the related party activity included in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues	$24	$25	$72	$72
Operating and maintenance	2	—	4	2
General and administrative	3	6	12	17
Interest expense — related company	6	5	15	8

As of September 30, 2019 and December 31, 2018, the Company had $669 million and $356 million, respectively, outstanding under a note payable to a subsidiary of ETO. The note payable accrues interest monthly at an annual interest rate of 5.313% as of September 30, 2019. The note matures on July 31, 2027.

3.	FAIR VALUE MEASURES
The Company had $29 million and $26 million of fair value of available for sale securities, included in other non-current assets, as of September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, $19 million in equity securities were valued at Level 1 and $10 million in fixed income securities were valued at Level 2. At December 31, 2018, $17 million in equity securities were valued at Level 1 and $9 million in fixed income securities were valued at Level 2. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations (excluding related company balances) was $249 million and $392 million at September 30, 2019 and December 31, 2018, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities. The Company did not have any Level 3 instruments measured at fair value at September 30, 2019 or December 31, 2018, and there were no transfers between hierarchy levels during the periods presented.

4.	DEBT OBLIGATIONS
Panhandle’s 8.125% Senior Notes in the amount of $150 million matured on June 1, 2019 and were repaid with borrowings under an affiliate loan agreement.
Compliance with Our Covenants
The Company is in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of September 30, 2019.

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
FERC Proceedings
By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing.  On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the Natural Gas Act.  The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by order dated October 1, 2019.  A hearing in the combined proceedings is scheduled for August, 2020, with an initial decision expected in early 2021.
By order issued February 19, 2019, the FERC initiated a review of Southwest Gas’ existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Southwest Gas are just and reasonable and set the matter for hearing.  Southwest Gas filed a cost and revenue study on May 6, 2019. On July 10, 2019, Southwest Gas filed an Offer of Settlement in this Section 5 proceeding, which settlement was supported or not opposed by Commission Trial Staff and all active parties. By order dated October 29, 2019, the FERC approved the settlement as filed, and there is not a material impact on revenue.
In addition, on November 30, 2018, Sea Robin filed a rate case pursuant to Section 4 of the Natural Gas Act. On July 22, 2019, Sea Robin filed an Offer of Settlement in this Section 4 proceeding, which settlement was supported or not opposed by Commission Trial Staff and all active parties. By order dated October 17, 2019, the FERC approved the settlement as filed, and there is not a material impact on revenue.
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
The Company’s consolidated balance sheets reflected $1 million and $2 million in non-current liabilities as of September 30, 2019 and December 31, 2018, respectively, to cover environmental remediation actions where management believes a loss is probable and reasonably estimable.  The Company is not able to estimate the possible loss or range of loss in excess of amounts accrued. The Company does not have any material environmental remediation matters assessed as reasonably possible.
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of September 30, 2019 and December 31, 2018, the Company has litigation and other claim-related accrued liabilities of $19 million and $20 million, respectively, included in other non-current liabilities on the consolidated balance sheets. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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
For the nine months ended September 30, 2019, the Company recognized $2 million of short-term lease cost, which is reflected in operating and maintenance in the accompanying consolidated statement of operations.
The weighted average remaining lease terms and weighted average discount rate as of September 30, 2019 were as follows:

September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	13
Weighted-average discount rate (%)
Operating leases	4%

Maturities of operating lease liabilities as of September 30, 2019 are as follows:

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

The Company recognizes a contract asset when making upfront consideration payments to certain customers or when providing services to customers prior to the time at which the Company is contractually allowed to bill for such services. As of September 30, 2019, no contract assets have been recognized.
The Company recognizes a contract liability if the customer's payment of consideration precedes the Company’s fulfillment of the performance obligations. As of September 30, 2019, no contract liabilities have been recognized.
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
As of September 30, 2019, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations is approximately $2.66 billion, and the Company expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2019 (remainder)	2020	2021	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of September 30, 2019	$110	$381	$306	$1,863	$2,660

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
RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	2019	2018
OPERATING REVENUES:
Transportation and storage of natural gas	$415	$401
Other	17	19
Total operating revenues	432	420
OPERATING EXPENSES:
Cost of natural gas and other energy	—	2
Operating and maintenance	144	158
General and administrative	22	22
Depreciation and amortization	85	91
Impairment losses	12	—
Total operating expenses	263	273
OPERATING INCOME	169	147
OTHER EXPENSE:
Interest expense, net	(13)	(23)
Interest expense — related company	(15)	(8)
Other, net	(2)	(2)
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	139	114
Income tax expense (benefit)	(417)	35
NET INCOME	$556	$79

Panhandle natural gas volumes transported (TBtu):
PEPL	673	614
Trunkline	556	495
Sea Robin	76	62
Operating revenues. Operating revenues increased for the nine months ended September 30, 2019 compared to the same period in the prior year on the Panhandle and Trunkline pipelines primarily due to an $8 million increase in revenue from a contract that was effective in July 2018 and capacity sold at higher rates.
Operating and maintenance. Operating and maintenance decreased for the nine months ended September 30, 2019 compared to the same period in the prior year due to lower contract storage and transportation expense of $9 million as a result of less storage capacity under lease, lower gas imbalance and system gas activity of $3 million and lower maintenance costs of $3 million.
Depreciation and amortization. Depreciation and amortization decreased for the nine months ended September 30, 2019 compared to the same period in the prior year due to the distribution of PEPL’s ownership in PEI Power Corporation and certain other assets to its parent effective December 31, 2018, as well as changes in certain estimates.

Impairment losses. The Company recognized a goodwill impairment of $12 million related to Southwest Gas, primarily due to decreases in projected future revenues and cash flows.
Interest expense, net. Interest expense, net decreased for the nine months ended September 30, 2019 compared to the same period in the prior year due to repayment of Panhandle’s $400 million 7.00% Senior Notes in June 2018 and Panhandle’s $150 million 8.125% Senior Notes in June 2019.
Interest expense — related company. Interest expense — related company increased for the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to additional borrowings in June 2019 under a note payable issued to a subsidiary of ETO.
Income tax. Income tax benefit increased for the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to the PEPL Restructuring transaction. In connection with this restructuring, PEPL’s tax sharing agreement with its former corporate parent was terminated, and PEPL is no longer subject to corporate level income tax. PEPL reversed all of its existing deferred tax assets and liabilities in July 2019, which resulted in the recognition of a $445 million non-cash benefit in the consolidated statement of operations.
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer and the Chief Financial Officer of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2019, the Company implemented an enterprise resource planning (“ERP”) system, in order to update existing technology and to integrate, simplify and standardize processes among the Company and its affiliates. Accordingly, we have made changes to our internal controls to address systems and/or processes impacted by the ERP implementation. Neither the ERP implementation nor the related control changes were undertaken in response to any deficiencies in the Company’s internal control over financial reporting.
Other than discussed above, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	November 7, 2019	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Vice President and Controller (duly authorized to sign on behalf of the registrant)