Form 10-K
period 2019-12-31
PANHANDLE EASTERN PIPE LINE COMPANY, LP
filed 2020-02-21
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Definitions
The following is a list of certain acronyms and terms generally used throughout this annual report on Form 10-K are defined as follows:

/d	per day

ARO	Asset retirement obligation

Bcf	Billion cubic feet

Btu	British thermal units

Citrus	Citrus, LLC

EPA	United States Environmental Protection Agency

ETO	Energy Transfer Operating L.P., formerly known as Energy Transfer Partners, L.P.
Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

PCBs	Polychlorinated biphenyls

ROU	Right-of-use

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	United States Securities and Exchange Commission

Southwest Gas	Pan Gas Storage LLC (d.b.a. Southwest Gas)

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC

ii

PART I
ITEM 1.  BUSINESS
Overview
PEPL and its subsidiaries primarily operate interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle region of Texas and Oklahoma to major United States markets in the Midwest and Great Lakes regions and natural gas storage assets and are subject to the rules and regulations of the FERC. The Company’s subsidiaries are Trunkline, Sea Robin and Southwest Gas.
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
The Company earns most of its revenue by entering into firm transportation and storage contracts, providing capacity for customers to transport and store natural gas in its facilities. The Company provides firm transportation services under contractual arrangements to local distribution company customers and their affiliates, natural gas marketers, producers, other pipelines, electric power generators and a variety of end-users. The Company’s pipelines offer both firm and interruptible transportation to customers on a short-term and long-term basis. Demand for natural gas transmission on the Company’s pipeline systems peaks during the winter months, with the highest throughput and a higher portion of annual total operating revenues occurring during the first and fourth calendar quarters. Average reservation revenue rates realized by the Company are dependent on certain factors, including but not limited to rate regulation, customer demand for capacity, and capacity sold for a given period and, to an extent, utilization of capacity. Commodity or utilization revenues, which are more variable in nature, are dependent upon a number of factors including weather, storage and pipeline capacity availability levels, and customer demand for firm and interruptible services, including parking services. The majority of PEPL’s revenues are related to firm capacity reservation charges, of which reservation charges accounted for 90% of total revenues in 2019.
The following table provides a summary of pipeline transportation (including deliveries made throughout the Company’s pipeline network) in TBtu:

	Years Ended December 31,
	2019	2018
PEPL transportation	892	845
Trunkline transportation	730	685
Sea Robin transportation	102	89

The following table provides a summary of certain statistical information associated with the Company at December 31, 2019:

Approximate Miles of Pipelines
PEPL	6,000
Trunkline	2,000
Sea Robin	1,000
Peak Day Delivery Capacity (Bcf/d)
PEPL	2.8
Trunkline	0.9
Sea Robin	2.0
Underground Storage Capacity-Owned (Bcf)	71.1
Underground Storage Capacity-Leased (Bcf)	12.0
Weighted Average Remaining Life in Years of Firm Transportation Contracts (1)
PEPL	5.9
Trunkline	7.6
Sea Robin (2)	N/A
Weighted Average Remaining Life in Years of Firm Storage Contracts (1)
PEPL	4.8
Trunkline	2.6

(1)	Weighted by firm capacity volumes.

(2)	Sea Robin’s contracts are primarily interruptible.
Regulation
Rate Regulation
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

Effective January 2018, the 2017 Tax and Jobs Act (the “Tax Act”) changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related proposals, the FERC addressed treatment of federal income tax allowances in regulated entity rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost of service rates. The FERC issued the Revised Policy Statement in response to a remand from the United States Court of Appeals for the District of Columbia Circuit in United Airlines v. FERC, in which the court determined that the FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its taxes under the current policy by both including an income-tax allowance in its cost of service and earning a return on equity calculated using the discounted cash flow methodology. On July 18, 2018, the FERC issued an order denying requests for rehearing and clarification of its Revised Policy Statement. In the rehearing order, the FERC clarified that a pipeline organized as a master limited partnership will not be not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs. In light of the rehearing order, the impacts of the FERC’s policy on the treatment of income taxes may have on the rates ETO can charge for the FERC-regulated transportation services are unknown at this time.
The FERC also issued a Notice of Inquiry (“2017 Tax Law NOI”) on March 15, 2018, requesting comments on the effect of the Tax Act on FERC jurisdictional rates. The 2017 Tax Law NOI states that of particular interest to the FERC is whether, and if so how, the FERC should address changes relating to accumulated deferred income taxes and bonus depreciation. Comments in response to the 2017 Tax Law NOI were due on or before May 21, 2018.
In March 2019, following the decision of the D.C. Circuit in Emera Maine v. Federal Energy Regulatory Commission, the FERC issued a Notice of Inquiry regarding its policy for determining return on equity (“ROE”). The FERC specifically sought information and stakeholder views to help the FERC explore whether, and if so how, it should modify its policies concerning the determination of ROE to be used in designing jurisdictional rates charged by public utilities. The FERC also expressly sought comment on whether any changes to its policies concerning public utility the ROEs should be applied to interstate natural gas and oil pipelines. Initial comments were due in June 2019, and reply comments were due in July 2019. The FERC has not taken any further action with respect to the Notice of Inquiry as of this time, and therefore we cannot predict what effect, if any, such development could have on our cost-of-service rates in the future.
Also included in the March 15, 2018 proposals is a Notice of Proposed Rulemaking (“NOPR”) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to natural gas pipeline rates. On July 18, 2018, the FERC issued a Final Rule adopting procedures that are generally the same as proposed in the NOPR with a few clarifications and modifications. With limited exceptions, the Final Rule requires all FERC-regulated natural gas pipelines that have cost-based rates for service to make a one-time Form No. 501-G filing providing certain financial information and to make an election on how to treat its existing rates. The Final Rule suggests that this information will allow the FERC and other stakeholders to evaluate the impacts of the Tax Act and the Revised Policy Statement on each individual pipeline’s rates. The Final Rule also requires that each FERC-regulated natural gas pipeline select one of four options to address changes to the pipeline’s revenue requirements as a result of the tax reductions: file a limited Natural Gas Act (“NGA”) Section 4 filing reducing its rates to reflect the reduced tax rates, commit to filing a general NGA Section 4 rate case in the near future, file a statement explaining why an adjustment to rates is not needed, or take no other action. For the limited NGA Section 4 option, the FERC clarified that, notwithstanding the Revised Policy Statement, a pipeline organized as a master limited partnership does not need to eliminate its income tax allowance but, instead, can reduce its rates to reflect the reduction in the maximum corporate tax rate. Trunkline and Panhandle filed their respective FERC Form No. 501-Gs on October 11, 2018.
By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing.  Panhandle filed a cost and revenue study on April 1, 2019. Panhandle filed a NGA Section 4 rate case on August 30, 2019. By order issued October 1, 2019, the Panhandle Section 5 and Section 4 cases were consolidated. An initial decision is expected to be issued in the first quarter of 2021.
By order issued February 19, 2019, the FERC initiated a review of Southwest Gas’ existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Southwest Gas are just and reasonable and set the matter for hearing.  Southwest Gas filed a cost and revenue study on May 6, 2019.  On July 10, 2019, Southwest filed an Offer of Settlement in this Section 5 proceeding, which settlement was supported or not opposed by Commission Trial Staff and all active parties. The settlement was approved on October 29, 2019. There is not a material impact on revenue.
Sea Robin Pipeline Company filed a Section 4 rate case on November 30, 2018.  A procedural schedule was ordered with a hearing date in the 4th quarter of 2019.  Sea Robin Pipeline Company has reached a settlement of this proceeding, with a settlement filed July 22, 2019. The settlement was approved by the FERC by order dated October 17, 2019. There is not a material impact on revenue.

Even without action on the 2017 Tax Law NOI or as contemplated in the Final Rule, the FERC or our shippers may challenge the cost of service rates we charge. The FERC’s establishment of a just and reasonable rate is based on many components, and tax-related changes will affect two such components, the allowance for income taxes and the amount for accumulated deferred income taxes, while other pipeline costs also will continue to affect the FERC’s determination of just and reasonable cost of service rates. Although changes in these two tax related components may decrease, other components in the cost of service rate calculation may increase and result in a newly calculated cost of service rate that is the same as or greater than the prior cost of service rate. Moreover, we receive revenues from our pipelines based on a variety of rate structures, including cost of service rates, negotiated rates, discounted rates and market-based rates. We do not expect market-based rates, negotiated rates or discounted rates that are not tied to the cost of service rates to be materially affected by the Revised Policy Statement or any final regulations that may result from the March 15, 2018 proposals. The revenues we receive from natural gas transportation services we provide pursuant to cost of service based rates may decrease in the future as a result of the ultimate outcome of the NOI, the Final Rule, and the Revised Policy Statement, combined with the reduced corporate federal income tax rate established in the Tax Act. The extent of any revenue reduction related to our cost of service rates, if any, will depend on a detailed review of all of ETO’s cost of service components and the outcomes of any challenges to our rates by the FERC or our shippers.
Pipeline Certification
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
Employees
At December 31, 2019, the Company had 509 employees. Of these employees, 206 were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International AFL-CIO, CLC. The current union contract expires on May 28, 2022.

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
The EPA has determined that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted rules under the Clean Air Act that, among other things, establish Potential for Significant Deterioration (“PSD”) construction and Title V operating permit reviews for greenhouse gas emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting greenhouse gases and meeting “best available control technology” standards for those greenhouse gas emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of greenhouse gas emissions from specified onshore and offshore production facilities and onshore processing, transmission and storage facilities in the United States, which includes certain of our operations. In October 2015, the EPA published a final rule that expands the petroleum and natural gas system sources for which annual greenhouse gas emissions reporting is currently required to include greenhouse gas emissions reporting beginning in the 2016 reporting year for certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and process equipment used to perform natural gas compression, dehydration and acid gas removal. While Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of adopted legislation. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing greenhouse gas emissions by means of cap and trade programs. The adoption of any legislation or regulations that requires reporting of greenhouse gases or otherwise restricts emissions of greenhouse gases from our equipment and operations could require us to incur significant added costs to reduce emissions of greenhouse gases or could adversely affect demand for the natural gas and natural gas liquids we gather and process or fractionate.
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
As of December 31, 2019, 206 of the Company’s 509 employees were represented by collective bargaining units under collective bargaining agreements. Any future work stoppage could, depending on the affected operations and the length of the work stoppage, have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
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
A rate reduction is also a possible outcome with any Section 4 rate case proceeding for the regulated entities of the Company, including any rate case proceeding required to be filed as a result of a prior rate case settlement. A regulated entity’s rate base, upon which a rate of return is allowed in the derivation of maximum rates, is primarily determined by a combination of accumulated capital investments, accumulated regulatory basis depreciation, and accumulated deferred income taxes. Such rate base can decline due to capital investments being less than depreciation over a period of time, or due to accelerated tax depreciation in excess of regulatory basis depreciation. By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing.  Panhandle filed a cost and revenue study on April 1, 2019. Panhandle filed a NGA Section 4 rate case on August 30, 2019. By order issued October 1, 2019, the Panhandle Section 5 and Section 4 cases were consolidated. An initial decision is expected to be issued in the first quarter of 2021. By order issued February 19, 2019, the FERC initiated a review of Southwest Gas’ existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Southwest Gas are just and reasonable and set the matter for hearing.  Southwest Gas filed a cost and revenue study on May 6, 2019.  On July 10, 2019, Southwest filed an Offer of Settlement in this Section 5 proceeding, which settlement was supported or not opposed by Commission Trial Staff and all active parties. The settlement was approved on October 29, 2019. Sea Robin Pipeline Company filed a Section 4 rate case on November 30, 2018.  A procedural schedule was ordered with a hearing date in the 4th quarter of 2019.  Sea Robin Pipeline Company has reached a settlement of this proceeding, with a settlement filed July 22, 2019. The settlement was approved by the FERC by order dated October 17, 2019.
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

Results of Operations

	Years Ended December 31,
	2019	2018
OPERATING REVENUES:
Transportation and storage of natural gas	$556	$544
Other	22	30
Total operating revenues (1)	578	574
OPERATING EXPENSES:
Cost of natural gas and other energy	—	4
Operating and maintenance	193	215
General and administrative	30	30
Depreciation and amortization	112	122
Impairment losses	12	—
Total operating expenses	347	371
OPERATING INCOME	231	203
OTHER INCOME (EXPENSE):
Interest expense, net	(17)	(28)
Interest expense - affiliates	(25)	(13)
Other, net	(2)	(5)
Total other expense, net	(44)	(46)
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	187	157
Income tax expense (benefit)	(402)	49
NET INCOME	$589	$108
Natural gas volumes transported (TBtu): (2)
PEPL	892	845
Trunkline	730	685
Sea Robin	102	89

(1)	Reservation revenues comprised 90% of total operating revenues for the years ended December 31, 2019 and 2018.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.
The following is a discussion of the significant items and variances impacting the Company’s net income during the periods presented above:

•
Operating and maintenance. Operating and maintenance decreased for the year ended December 31, 2019 compared to the prior year primarily due to lower contract storage and transportation expense of $11 million as a result of less storage capacity under lease, lower gas imbalance and system gas activity of $7 million and lower maintenance project costs of $6 million.

•
Depreciation and amortization. Depreciation and amortization decreased for the year ended December 31, 2019 compared to the prior year due to the distribution of PEPL’s ownership in PEI Power Corporation and certain other assets to its parent effective December 31, 2018, as well as changes in certain estimates.

•	Impairment Losses. The Company recognized a goodwill impairment of $12 million related to Southwest Gas, primarily due to decreases in projected future revenues and cash flows.

•
Interest expense, net. Interest expense, net decreased for the year ended December 31, 2019 compared to the prior year due to repayment of Panhandle’s $400 million 7.00% Senior Notes in June 2018 and Panhandle’s $150 million 8.125% Senior Notes in June 2019.

•
Interest expense - affiliates. Interest expense - affiliates increased for the year ended December 31, 2019 compared to the prior year primarily due to additional borrowings under a note payable issued from ETO.

•
Income Taxes. Income tax benefit increased for the year ended December 31, 2019 compared to the prior year primarily due to the PEPL Restructuring transaction (discussed in “Item 8. Financial Statements and Supplementary Data”). In connection with this restructuring, PEPL’s tax sharing agreement with its former corporate parent was terminated, and PEPL is no longer subject to corporate level income tax. PEPL reversed all of its existing deferred tax assets and liabilities in July 2019, which resulted in the recognition of a $428 million non-cash benefit in the consolidated statement of operations.

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
Contingencies and Regulatory Matters
See “Item 1. Business - Regulation” and Note 8 to our consolidated financial statements.
Contractual Obligations
The following table summarizes the Company’s expected contractual obligations by payment due date as of December 31, 2019:

	Total	2020	2021	2022	2023	2024	2025 and thereafter
Operating leases (1)	$7	$1	$—	$1	$1	$—	$4
Total long-term debt (2) (3)	235	—	—	—	—	82	153
Note payable to related party (4)	732	—	—	—	—	—	732
Interest payments on debt (5)	261	17	17	17	17	17	176
Interest payments on note payable to related party (5)	308	39	39	39	39	39	113
Firm capacity payments (6)	16	5	3	3	3	2	—
OPEB funding (7)	48	8	8	8	8	8	8
Total	$1,607	$70	$67	$68	$68	$148	$1,186

(1)	Lease of various assets utilized for operations.

(2)
The Company is party to debt agreements containing certain covenants that, if not satisfied, would give rise to an event of default that would cause such debt to become immediately due and payable. Such covenants require the Company to maintain a fixed charge coverage ratio, a leverage ratio and to meet certain ratios of earnings before depreciation, interest and taxes to cash interest expense. At December 31, 2019, the Company was in compliance with all of its covenants.  See Note 4 to our consolidated financial statements.

(3)	The long-term debt cash obligations exclude $12 million of unamortized fair value adjustments as of December 31, 2019.

(4)	The Company has a note payable with ETO. The note matures on July 31, 2027.

(5)	Interest payments on debt and note payable to related party are based upon the applicable stated or variable interest rates as of December 31, 2019.

(6)	Charges for third-party storage capacity.

(7)	PEPL is committed to the funding levels of $8 million per year until modified by future rate proceedings, the timing of which is uncertain.

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
Recent Accounting Pronouncements
Change in Accounting Policy
Adoption of Lease Accounting Standard
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which has amended the FASB Accounting Standards Codification and introduced Topic 842, Leases. On January 1, 2019, the Company has adopted Topic 842, which is effective for interim and annual reporting periods beginning on or after December 15, 2018. Topic 842 requires entities to recognize lease assets and liabilities on the balance sheet for all leases with a term of more than one year, including operating leases, which historically were not recorded on the balance sheet in accordance with the prior standard.
To adopt Topic 842, the Company recognized a cumulative catch-up adjustment to the opening balance sheet as of January 1, 2019 related to certain leases that existed as of that date. As permitted, we have not retrospectively modified our consolidated financial statements for comparative purposes. The adoption of the standard did not have a material impact on our consolidated financial statements. As a result of adoption, we have recorded additional net ROU lease assets and lease liabilities of approximately $6 million and $6 million, respectively, as of January 1, 2019. In addition, we have updated our business processes, systems, and internal controls to support the on-going reporting requirements under the new standard.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of December 31, 2019, the Company had $54 million of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of less than $1 million annually.
Commodity Price Risk
The Company is exposed to some commodity price risk with respect to natural gas used in operations by its interstate pipelines. Specifically, the pipelines receive natural gas from customers for use in generating compression to move the customers’ natural gas. Additionally, the pipelines may have to settle system imbalances when customers’ actual receipts and deliveries do not match. When the amount of natural gas utilized in operations by the pipelines differs from the amount provided by customers, the pipelines may use natural gas from inventory or may have to buy or sell natural gas to cover these or other operational needs, resulting in commodity price risk exposure to the Company. In addition, there is other indirect exposure to the extent commodity price changes affect customer demand for and utilization of transportation and storage services provided by the Company. At December 31, 2019, the Company had no hedges outstanding.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2019.
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
Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a–15(f) or Rule 15d–15(f)) that occurred in the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth fees billed by Grant Thornton LLP for the audits of our annual financial statements and other services rendered (dollars in thousands):

	Years Ended December 31,
	2019	2018
Audit fees (1)	$708	$649
Audit related fees (2)	32	31
Total Fees	$740	$680

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
The ETO Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by our principal independent accountants. The policy requires that all services provided by Grant Thornton LLP including audit services, audit-related services, tax services and other services, must be pre-approved by the ETO Audit Committee. All fees paid or expected to be paid to Grant Thornton LLP for fiscal years 2019 and 2018 were pre-approved by the ETO Audit Committee in accordance with this policy.

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

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

February 21, 2020	By: /s/ A. Troy Sturrock A. Troy Sturrock Vice President and Controller (duly authorized to sign on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Panhandle Eastern Pipe Line Company, LP, in the capacities and on the dates indicated:

	Signature	Title	Date

(i)	Principal executive officer:
	/s/ Kelcy L. Warren	Chief Executive Officer	February 21, 2020
Kelcy L. Warren

(ii)	Principal financial officer:
	/s/ Thomas E. Long	Chief Financial Officer	February 21, 2020
Thomas E. Long

(iii)	The Managers of Southern Union Panhandle LLC, General Partner of Panhandle Eastern Pipe Line Company, LP

	Signature	Title	Date
	/s/ Kelcy L. Warren	Manager	February 21, 2020
	Kelcy L. Warren	Southern Union Panhandle LLC

	/s/ Thomas E. Long	Manager	February 21, 2020
	Thomas E. Long	Southern Union Panhandle LLC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Panhandle Eastern Pipe Line Company, LP and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of Southern Union Panhandle LLC and
Member of Panhandle Eastern Pipe Line Company, LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Panhandle Eastern Pipe Line Company, LP (a Delaware limited Partnership) (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases due to the adoption of the new leasing standard. The Company adopted the new leasing standard by recognizing a cumulative catch-up adjustment to the opening balance sheet as of January 1, 2019.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Houston, Texas
February 21, 2020

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$—	$20
Accounts receivable, net	45	43
Accounts receivable from related companies	9	11
Exchanges receivable	9	8
Inventories	61	98
Other current assets	7	6
Total current assets	131	186

Property, plant and equipment	3,281	3,196
Accumulated depreciation	(607)	(507)
	2,674	2,689

Operating lease right-of-use assets	5	—
Other non-current assets, net	159	108
Goodwill	—	12
Total assets	$2,969	$2,995

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2019	2018
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$—	$152
Accounts payable	11	6
Accounts payable to related companies	34	46
Exchanges payable	47	85
Other current liabilities	70	69
Total current liabilities	162	358

Long-term debt, less current maturities	247	249
Note payable to related party	732	356
Deferred income taxes	—	437
Non-current operating lease liabilities	5	—
Other non-current liabilities	221	233
Commitments and contingencies
Partners’ capital:
Partners’ capital	1,626	1,409
Accumulated other comprehensive loss	(24)	(47)
Total partners’ capital	1,602	1,362
Total liabilities and partners’ capital	$2,969	$2,995

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Years Ended December 31,
	2019	2018	2017
OPERATING REVENUES:
Transportation and storage of natural gas	$556	$544	$460
Other	22	30	20
Total operating revenues	578	574	480
OPERATING EXPENSES:
Cost of natural gas and other energy	—	4	3
Operating and maintenance	193	215	199
General and administrative	30	30	28
Depreciation and amortization	112	122	127
Impairment losses	12	—	389
Total operating expenses	347	371	746
OPERATING INCOME (LOSS)	231	203	(266)
OTHER INCOME (EXPENSE):
Interest expense, net	(17)	(28)	(46)
Interest expense - affiliates	(25)	(13)	—
Interest income - affiliates	—	—	10
Other, net	(2)	(5)	(6)
Total other expense, net	(44)	(46)	(42)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	187	157	(308)
Income tax expense (benefit)	(402)	49	(263)
NET INCOME (LOSS)	589	108	(45)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Actuarial gain (loss) relating to postretirement benefits, net of tax amounts of $4, $11, and $3, respectively	23	(42)	(10)
Change in value of available-for-sale securities	—	—	2
COMPREHENSIVE INCOME (LOSS)	$612	$66	$(53)

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Dollars in millions)

	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2016	$1,456	$5	$1,461
Net loss	(45)	—	(45)
Deemed distribution to partners	(74)	—	(74)
Deemed contribution from partners	8	—	8
Other comprehensive income, net of tax	—	(8)	(8)
Other	3	—	3
Balance, December 31, 2017	1,348	(3)	1,345
Net income	108	—	108
Distributions to partners	(95)	—	(95)
Deemed contribution from partners	31	—	31
Other comprehensive loss, net of tax	—	(42)	(42)
Other	17	(2)	15
Balance, December 31, 2018	1,409	(47)	1,362
Net income	589	—	589
Distributions to partners	(375)	—	(375)
Other comprehensive income, net of tax	—	23	23
Other	3	—	3
Balance, December 31, 2019	$1,626	$(24)	$1,602

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$589	$108	$(45)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	112	122	127
Impairment losses	12	—	389
Deferred income taxes	(13)	12	(252)
Amortization of deferred financing fees	(4)	(13)	(24)
Distributions of earnings received from unconsolidated affiliates	—	—	6
PEPL Restructuring income tax benefit	(428)	—	—
Other non-cash	13	8	8
Changes in operating assets and liabilities	(51)	31	(49)
Net cash flows provided by operating activities	230	268	160
INVESTING ACTIVITIES:
Capital expenditures	(101)	(70)	(154)
Repayment of note receivable from related party	—	—	291
Note receivable issued to related party	—	—	(40)
Other	—	—	2
Net cash flows (used in) provided by investing activities	(101)	(70)	99
FINANCING ACTIVITIES:
Distributions to partners	(375)	(24)	(74)
Note payable issued from related party	759	497	113
Repayments of loans from affiliates	(383)	(252)	—
Repayment of long-term debt	(150)	(400)	(300)
Other	—	(1)	—
Net cash flows used in financing activities	(149)	(180)	(261)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(20)	18	(2)
CASH AND CASH EQUIVALENTS, beginning of period	20	2	4
CASH AND CASH EQUIVALENTS, end of period	$—	$20	$2

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts are in millions)

1.	OPERATIONS AND ORGANIZATION:
PEPL and its subsidiaries primarily operate interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle region of Texas and Oklahoma to major United States markets in the Midwest and Great Lakes regions and natural gas storage assets and are subject to the rules and regulations of the FERC. The Company’s subsidiaries are Trunkline, Sea Robin and Southwest Gas.
Southern Union Panhandle LLC, an indirect wholly-owned subsidiary of ETO, owns a 1% general partnership interest in PEPL and ETO indirectly owns a 99% limited partnership interest in PEPL.
On July 1, 2019, ETO executed a series of internal restructuring transactions that resulted in PEPL becoming a subsidiary of a non-corporate subsidiary of ETO (“PEPL Restructuring”). As a result, PEPL’s tax status changed from a disregarded entity for federal income tax purposes wholly owned by a corporate entity to a disregarded entity for federal income tax purposes wholly owned by a limited partnership. In connection with this restructuring, PEPL’s tax sharing agreement with its former corporate parent was terminated, and PEPL reversed all of its existing deferred tax assets and liabilities in July 2019, which resulted in the recognition of a $428 million non-cash benefit in the consolidated statement of operations.
Certain prior period amounts have been reclassified to conform to the 2019 presentation. These reclassifications had no impact on net income (loss), total partners’ capital, or cash flows.

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
Recent Accounting Pronouncements
Change in Accounting Policy
Adoption of Lease Accounting Standard
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which has amended the FASB Accounting Standards Codification and introduced Topic 842, Leases. On January 1, 2019, the Company has adopted Topic 842, which is effective for interim and annual reporting periods beginning on or after December 15, 2018. Topic 842 requires entities to recognize lease assets and liabilities on the balance sheet for all leases with a term of more than one year, including operating leases, which historically were not recorded on the balance sheet in accordance with the prior standard.
To adopt Topic 842, the Company recognized a cumulative catch-up adjustment to the opening balance sheet as of January 1, 2019 related to certain leases that existed as of that date. As permitted, we have not retrospectively modified our consolidated financial statements for comparative purposes. The adoption of the standard did not have a material impact on our consolidated financial statements. As a result of adoption, we have recorded additional net ROU lease assets and lease liabilities of approximately $6 million and $6 million, respectively, as of January 1, 2019. In addition, we have updated our business processes, systems, and internal controls to support the on-going reporting requirements under the new standard.
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
Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Years Ended December 31,
	2019	2018	2017
Non-cash investing and financing activities:
Settlement of affiliate liability - tax payable	$—	$(19)	$(8)
Settlement of affiliate liability - related party payables	—	(12)	—
Contribution of assets from affiliate	—	(7)	—
Distribution of non-cash assets to parent	—	68	—
Supplemental cash flow information:
Accrued capital expenditures	$11	$13	$11
Cash paid for interest, net of interest capitalized	23	43	75
Cash received for interest on note receivable from affiliate	—	—	18
Cash paid for interest on note payable to affiliate	23	13	—

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

The following table presents the components of inventory:

	December 31,
	2019	2018
Natural gas (1)	$39	$79
Materials and supplies	22	19
	$61	$98

(1)	Natural gas volumes held for operations at December 31, 2019 and 2018 were 19.3 TBtu and 25.9 TBtu, respectively.
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
Property, Plant and Equipment.
The following table presents the components of property, plant and equipment:

		December 31,
	Lives in Years	2019	2018
Land and improvements		$4	$3
Buildings and improvements	6 – 46	194	158
Pipelines and equipment	5 – 46	2,556	2,556
Natural gas storage facilities	26 – 46	348	282
Other	3 – 21	139	160
Construction work in progress		40	37
Property, plant and equipment		3,281	3,196
Accumulated depreciation and amortization		(607)	(507)
Property, plant and equipment, net		$2,674	$2,689

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
Interest Cost Capitalized. The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. Interest costs incurred during the construction period are capitalized and amortized over the life of the assets. The Company recognized capitalized interest of $2 million, $1 million and $3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
During the third quarter of 2019, due to a decrease in the demand for storage on Southwest Gas assets, the Company performed an interim impairment test on the assets of Southwest Gas. As a result of the interim impairment test, the Company recognized a goodwill impairment of $12 million related to Southwest Gas, primarily due to decreases in projected future revenues and cash flows.
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
Other Current Liabilities. Other current liabilities consisted of the following:

	December 31,
	2019	2018
Deposits from customers	$13	$25
Accrued expenses	21	24
Accrued capital expenditures	11	13
Current income tax payable	16	—
Other	9	7
Total other current liabilities	$70	$69

Other Non-Current Liabilities. Other non-current liabilities consisted of the following:

	December 31,
	2019	2018
Pension liability	$103	$117
ARO	30	26
Other	88	90
Total other non-current liabilities	$221	$233

Revenues. The Company’s revenues from transportation and storage of natural gas are based on capacity reservation charges and, to a lesser extent, commodity usage charges. Reservation revenues are based on contracted rates and capacity reserved by the customers and are recognized monthly. Revenues from commodity usage charges are also recognized monthly, based on the volumes received from or delivered for the customer, based on the tariff, with any differences in volumes received and delivered resulting in an imbalance. Volume imbalances generally are settled in-kind with no impact on revenues, with the exception of Trunkline, which settles certain imbalances in cash pursuant to its tariff, and records gains and losses on such cashout sales as a component of revenue, to the extent not owed back to customers. Because the Company is subject to FERC regulation, revenues collected during the pendency of a rate proceeding may be required by FERC to be refunded in the final order. The Company establishes reserves for such potential refunds, as appropriate.
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
The allowance for doubtful accounts was not material as of and during the years ended December 31, 2019 and 2018.

The following table presents the relative contribution to the Company’s total operating revenue from continuing operations of each customer that comprised at least 10% of its operating revenues:

	Years Ended December 31,
	2019	2018	2017
Customer A	10%	10%	13%
Customer B	16	16	—
Other top 10 customers	31	28	41
Remaining customers	43	46	46
Total percentage	100%	100%	100%

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

The Company had $31 million and $26 million available for sale securities, included in other non-current assets, at December 31, 2019 and 2018, respectively. At December 31, 2019, $20 million in equity securities were valued at Level 1 and $11 million in fixed income securities were valued at Level 2. At December 31, 2018, $17 million in equity securities were valued at Level 1 and $9 million in fixed income securities were valued at Level 2. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value.
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
The following tables provide a summary of related party activity included in our consolidated statements of operations:

	Years Ended December 31,
	2019	2018	2017
Operating revenues	$95	$97	$43
Operating and maintenance	6	3	7
General and administrative	18	24	23
Interest income — affiliates	—	—	10
Interest expense — affiliates	25	13	—

The Company settled related party payables with a subsidiary of ETO through non-cash contributions during the year ended December 31, 2018 for $31 million.
As of December 31, 2019 and 2018, the Company had $732 million and $356 million, respectively, outstanding under a note payable with ETO. The note payable accrues interest monthly with an annual interest rate of 5.314% as of December 31, 2019. The note matures on July 31, 2027.

4.	DEBT OBLIGATIONS:
The following table sets forth the debt obligations of the Company:

	December 31,
	2019	2018
8.125% Senior Notes due 2019	$—	$150
7.60% Senior Notes due 2024	82	82
7.00% Senior Notes due 2029	66	66
8.25% Senior Notes due 2029	33	33
Floating Rate Junior Subordinated Notes due 2066	54	54
Unamortized fair value adjustments	12	16
Total debt outstanding	247	401
Less: Current maturities of long-term debt	—	152
Total long-term debt, less current maturities	$247	$249

Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations at December 31, 2019 and 2018 was $247 million and $392 million, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
As of December 31, 2019, the Company has scheduled long-term debt principal payments as follows:

Years Ended December 31,
2020	$—
2021	—
2022	—
2023	—
2024	82
Thereafter	153
Total	$235

Senior Notes
Panhandle’s 8.125% Senior Notes in the amount of $150 million matured on June 1, 2019 and were repaid with borrowings under an affiliate loan agreement.
Panhandle’s 7.00% Senior Notes in the amount of $400 million matured on June 15, 2018 and were repaid with borrowings under an affiliate loan agreement.
Floating Rate Junior Subordinated Notes
The interest rate on the remaining portion of PEPL’s $600 million junior subordinated notes due 2066 is a variable rate based upon the three-month London Interbank Offered Rate plus 3.0175%. The balance of the variable rate portion of the junior subordinated notes was $54 million at an effective interest rate of 4.927% and 5.559% at December 31, 2019, and 2018.
Compliance With Our Covenants
The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens. Other covenants impose limitations on restricted payments, including dividends and loans to affiliates, and additional indebtedness. As of December 31, 2019, the Company is in compliance with these covenants.

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
Effective January 1, 2018, the plan was amended to extend coverage to a closed group of former employees based on certain criteria.
Obligations and Funded Status
Other postretirement benefit liabilities are accrued on an actuarial basis during the years an employee provides services. The following tables contain information at the dates indicated about the obligations and funded status of the Company’s other postretirement plans.

	December 31,
	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of period	$78	$25
Service cost	1	1
Interest cost	3	2
Amendments	—	56
Actuarial gain	12	(3)
Benefits paid, net	(3)	(3)
Benefit obligation at end of period	$91	$78
Change in plan assets:
Fair value of plan assets at beginning of period	$141	$143
Return on plan assets and other	23	(7)
Employer contributions	8	8
Benefits paid, net	(3)	(3)
Fair value of plan assets at end of period	$169	$141

Amount overfunded at end of period (1)	$78	$63

Amounts recognized in accumulated other comprehensive income (pre-tax basis) consist of:
Net actuarial gain	$(5)	$(2)
Prior service cost	37	61
	$32	$59

(1)	Recorded as a non-current asset in the consolidated balance sheets.

Components of Net Periodic Benefit Cost
The following tables set forth the components of net periodic benefit cost of the Company’s postretirement benefit plan for the periods presented:

	Years Ended December 31,
	2019	2018	2017
Service cost	$1	$1	$—
Interest cost	3	2	1
Expected return on plan assets	(7)	(7)	(7)
Prior service credit amortization	24	14	1
Net periodic benefit cost	$21	$10	$(5)

Services cost is recorded within general and administrative expense while non-service cost components are recorded within other, net in our consolidated statements of operations.
The estimated prior service cost for other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2020 is $18 million.
Assumptions.  The weighted-average discount rate used in determining benefit obligations was 2.92% and 3.44% at December 31, 2019 and 2018, respectively.
The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the table below:

	Years Ended December 31,
	2019	2018	2017
Discount rate	4.05%	3.44%	3.75%
Expected return on assets:
Tax exempt accounts	7.00%	7.00%	7.00%
Taxable accounts	4.75%	4.75%	4.50%

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
The assumed health care cost trend weighted-average rates used to measure the expected cost of benefits covered by the plans are shown in the table below:

	December 31,
	2019	2018
Health care cost trend rate	8.05%	8.49%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.65%	4.85%
Year that the rate reaches the ultimate trend rate	2027	2026

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
The fair value of the Company’s other postretirement plan assets at the dates indicated by asset category is as follows:

	December 31,
	2019	2018
Cash and cash equivalents	$9	$14
Total Market Index Fund (1)	73	53
Total International Index Fund (2)	17	13
U.S. Bond Index Fund (3)	70	61
Total	$169	$141

(1)	The fund invests primarily in common stocks included in the Dow Jones U.S. Total Stock Market Index. As of December 31, 2019, this fund was invested 100% in domestic equities.

(2)
The fund invests primarily in both the securities and in depository receipts representing securities included in the MSCI All Country World Index. As of December 31, 2019, this fund was invested 95% in foreign equities and 5% in domestic equities.

(3)
The fund invests primarily in bonds included in the Bloomberg Barclays U.S. Aggregate Bond Index. As of December 31, 2019, this fund was invested 44% in U.S. Treasury, 26% in mortgage-backed securities, 23% in corporations and 7% in other.

The Total Market Index Fund and Total International Index Fund assets are classified as Level 1 assets within the fair-value hierarchy.  The U.S. Bond Index Fund is classified as Level 2 assets within the fair-value hierarchy.
Contributions. The Company expects to make $8 million contributions to its other postretirement plans in 2020 and annually thereafter until modified by rate case proceedings.
Benefit Payments. The Company’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below.

Years	Expected Benefit Payments
2020	$4
2021	5
2022	6
2023	6
2024	6
2025 – 2029	25

The Medicare Prescription Drug Act provides for a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The Company does not expect to receive any Medicare Part D subsidies in any future periods.
Defined Contribution Plan
The Company participates in ETO’s defined contribution savings plan (“Savings Plan”) that is available to virtually all employees. The Company provided matching contributions of 100% of the first 5% of the participant’s compensation paid into the Savings Plan. The Company contributed $2 million to the Savings Plan during the years ended December 31, 2019, 2018, and 2017.
In addition, the Company provides a 3% discretionary profit sharing contribution to eligible employees with annual base compensation below a specific threshold. Company contributions are 100% vested after five years of continuous service. The Company made discretionary profit sharing contributions of $1 million during each of the years ended December 31, 2019, 2018, and 2017.

6.INCOME TAXES:
The following table provides a summary of the current and deferred components of income tax expense (benefit) from continuing operations:

	Years Ended December 31,
	2019	2018	2017
Current expense (benefit):
Federal	$31	$30	$(10)
State	8	7	(1)
Total	39	37	(11)
Deferred expense (benefit):
Federal	$(349)	$2	$(253)
State	(92)	10	1
Total	(441)	12	(252)
Total income tax expense (benefit)	$(402)	$49	$(263)

The differences between the Company’s effective income tax rate and the United States federal income tax statutory rate were as follows:

	Years Ended December 31,
	2019	2018	2017
Income tax expense (benefit) at federal statutory rate	$40	$33	$(108)
Changes in income taxes resulting from:
Partnership earnings not subject to tax	(17)	—	—
Federal tax rate change	—	—	(249)
State income taxes, net of federal income tax benefit	5	14	1
Non-deductible goodwill impairment	—	—	92
Change in tax status	(428)	—	—
Other	(2)	2	1
Income tax expense (benefit)	$(402)	$49	$(263)

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The table below summarizes the principal components of the Company’s deferred tax assets (liabilities) as follows:

	December 31,
	2019	2018
Deferred income tax assets:
Other postretirement benefits	$—	$18
Debt amortization	—	11
Other	—	74
Total deferred income tax assets	—	103
Valuation allowance	—	—
Net deferred income tax assets (included within other non-current assets, net)	$—	$103

Deferred income tax liabilities:
Property, plant and equipment	$—	$(497)
Investment in unconsolidated affiliates	—	(2)
Other	—	(41)
Total deferred income tax liabilities	—	(540)
Net deferred income tax liability	$—	$(437)

As of December 31, 2019, the Company has $12 million ($9 million, net of federal tax) of unrecognized tax benefits, all of which would impact the Company’s effective income tax rate if recognized.
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

The Company recorded ARO related to (i) retiring natural gas storage wells, (ii) retiring offshore platforms and lines and (iii) removing asbestos. In addition, the Company had $31 million and $26 million legally restricted for the purpose of settling ARO that was reflected as other non-current assets as of December 31, 2019 and 2018, respectively; these restricted funds did not include any material amounts of restricted cash.
The following table is a reconciliation of the carrying amount of the ARO liability for the periods presented. Changes in assumptions regarding the timing, amount, and probabilities associated with the expected cash flows, as well as the difference in actual versus estimated costs, may result in a change in the amount of the liability recognized.

	Years Ended December 31,
	2019	2018	2017
Beginning balance	$26	$57	$54
Revisions	9	(33)	1
Settled	(2)	(1)	(1)
Accretion expense	2	3	3
Ending balance	$35	$26	$57

8.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
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
The Company recorded $1 million and $2 million in non-current liabilities as of December 31, 2019 and 2018, respectively to cover environmental remediation actions where management believes a loss is probable and reasonably estimable. The Company is not able to estimate the possible loss or range of loss in excess of amounts accrued. The Company does not have any material environmental remediation matters assessed as reasonably possible.
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable. When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of December 31, 2019 and 2018, the Company’s consolidated balance sheet reflected litigation and other claim-related accrued liabilities of $18 million and $20 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
Other Commitments and Contingencies
The Company is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment (the transfer of property to the state) of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements. The Company is currently being examined by a third-party auditor on behalf of nine states for compliance with unclaimed property laws.

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
For the year ended December 31, 2019, the Company recognized $2 million of short-term lease cost, which is reflected in operating and maintenance in the accompanying consolidated statement of operations.
The weighted average remaining lease terms and weighted average discount rate as of December 31, 2019 were as follows:

December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	13
Weighted-average discount rate (%)
Operating leases	4%

Maturities of operating lease liabilities as of December 31, 2019 are as follows:

Operating leases
2020	$1
2021	—
2022	1
2023	1
2024	—
Thereafter	4
Total lease payments	7
Less: present value discount	2
Present value of lease liabilities	$5

10.	REVENUE
Contract Balances with Customers
The Company satisfies its obligations by transferring goods or services in exchange for consideration from customers. The timing of performance may differ from the timing the associated consideration is paid to or received from the customer, thus resulting in the recognition of a contract asset or a contract liability.
The Company recognizes a contract asset when making upfront consideration payments to certain customers or when providing services to customers prior to the time at which the Company is contractually allowed to bill for such services. As of December 31, 2019, no contract assets have been recognized.

The Company recognizes a contract liability if the customer's payment of consideration precedes the Company’s fulfillment of the performance obligations. As of December 31, 2019, no contract liabilities have been recognized.
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
As of December 31, 2019, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations is approximately $2.563 billion and the Company expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2020	2021	2022	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of December 31, 2019	$401	$328	$280	$1,554	$2,563

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

11.	QUARTERLY FINANCIAL DATA (UNAUDITED):
The following table provides certain quarterly financial information for the periods presented:

	Quarters Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Total
Operating revenues	$158	$139	$135	$146	$578
Operating income	76	52	41	62	231
Net income	50	31	475	33	589

	Quarters Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	Total
Operating revenues	$149	$134	$137	$154	$574
Operating income	64	42	41	56	203
Net income	34	22	23	29	108