Form 10-Q
period 2020-03-31
PANHANDLE EASTERN PIPE LINE COMPANY, LP
filed 2020-05-11
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

FORM 10-Q

PANHANDLE EASTERN PIPE LINE COMPANY, LP

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Panhandle Eastern Pipe Line Company, LP and its subsidiaries (“PEPL” or the “Company”) in periodic press releases and some oral statements of Panhandle officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I — Item 1A. Risk Factors” in the Company’s Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 21, 2020 and “Part II – Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.
Definitions
The following is a list of certain acronyms and terms used throughout this document:

ET	Energy Transfer LP, the parent company of ETO

ETO	Energy Transfer Operating, L.P.

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

PCBs	Polychlorinated biphenyls

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	United States Securities and Exchange Commission

Southwest Gas	Pan Gas Storage LLC (d.b.a. Southwest Gas)

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	49	45
Accounts receivable from related companies	9	9
Exchanges receivable	5	9
Inventories	38	61
Other current assets	6	7
Total current assets	107	131

Property, plant and equipment	3,281	3,281
Accumulated depreciation	(629)	(607)
	2,652	2,674

Operating lease right-of-use assets	5	5
Other non-current assets, net	157	159
Total assets	$2,921	$2,969

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2020	December 31, 2019
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$3	$11
Accounts payable to related companies	44	34
Exchanges payable	25	47
Other current liabilities	49	70
Total current liabilities	121	162

Long-term debt, less current maturities	247	247
Note payable to related company	677	732
Non-current operating lease liabilities	5	5
Other non-current liabilities	220	221
Commitments and contingencies

Partners’ capital:
Partners’ capital	1,670	1,626
Accumulated other comprehensive loss	(19)	(24)
Total partners’ capital	1,651	1,602
Total liabilities and partners’ capital	$2,921	$2,969

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING REVENUES:
Transportation and storage of natural gas	$139	$152
Other	5	6
Total operating revenues	144	158
OPERATING EXPENSES:
Operating and maintenance	50	47
General and administrative	10	6
Depreciation and amortization	26	29
Total operating expenses	86	82
OPERATING INCOME	58	76
OTHER EXPENSE:
Interest expense, net	(4)	(5)
Interest expense — related company	(9)	(4)
Other, net	(7)	—
INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	38	67
Income tax (benefit) expense	(2)	17
NET INCOME	40	50

OTHER COMPREHENSIVE INCOME, NET OF TAX
Actuarial gain relating to postretirement benefit plans	5	6

COMPREHENSIVE INCOME	$45	$56

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	$1,626	$(24)	$1,602
Net income	40	—	40
Other comprehensive income, net of tax	—	5	5
Other	4	—	4
Balance, March 31, 2020	$1,670	$(19)	$1,651

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	$1,409	$(47)	$1,362
Net income	50	—	50
Other comprehensive income, net of tax	—	6	6
Balance, March 31, 2019	$1,459	$(41)	$1,418

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$40	$50
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	26	29
Deferred income taxes	(2)	3
Amortization of deferred financing fees	—	(2)
Other non-cash	2	2
Changes in operating assets and liabilities	—	(20)
Net cash flows provided by operating activities	66	62
INVESTING ACTIVITIES:
Capital expenditures	(11)	(14)
Net cash flows used in investing activities	(11)	(14)
FINANCING ACTIVITIES:
Note payable issued from related company	65	—
Repayment of note payable from related company	(120)	(64)
Net cash flows used in financing activities	(55)	(64)
Net change in cash and cash equivalents	—	(16)
Cash and cash equivalents, beginning of period	—	20
Cash and cash equivalents, end of period	$—	$4

SUPPLEMENTAL INFORMATION:
Non-cash activity - Accrued capital expenditures	$2	$7
Non-cash activity - Settlement of related company payables	$4	$—
Cash paid for interest	$6	$6

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
Basis of Presentation
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of the Company’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
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
The following table provides a summary of the related party activity included in our consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
Operating revenues	$22	$24
Operating and maintenance	3	1
General and administrative	7	4
Interest expense — related company	9	4

As of March 31, 2020 and December 31, 2019, the Company had $677 million and $732 million, respectively, outstanding under a note payable with ETO. The note payable accrues interest monthly at an annual interest rate of 5.05% as of March 31, 2020. The note matures on July 31, 2027.

3.	FAIR VALUE MEASURES
The Company had $26 million and $31 million of fair value of available-for-sale securities, included in other non-current assets, as of March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, $17 million in equity securities were valued at Level 1 and $9 million in fixed income securities were valued at Level 2. At December 31, 2019, $20 million in equity securities were valued at Level 1 and $11 million in fixed income securities were valued at Level 2. During the three months ended March 31, 2020 and 2019, the Company recognized $5 million in unrealized losses and $2 million in unrealized gains, respectively, on available-for-sale securities, reflected in other, net in our consolidated statements of operations. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations (excluding related company balances) was $202 million and $247 million at March 31, 2020 and December 31, 2019, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities. The Company did not have any Level 3 instruments measured at fair value at March 31, 2020 or December 31, 2019, and there were no transfers between hierarchy levels during the periods presented.

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
The Company’s consolidated balance sheets reflected $1 million in non-current liabilities as of March 31, 2020 and December 31, 2019 to cover environmental remediation actions where management believes a loss is probable and reasonably estimable.  The Company is not able to estimate the possible loss or range of loss in excess of amounts accrued. The Company does not have any material environmental remediation matters assessed as reasonably possible.
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of March 31, 2020 and December 31, 2019, the Company has litigation and other claim-related accrued liabilities $18 million included in other non-current liabilities on the consolidated balance sheets. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar amounts are in millions)
The information in Item 2 has been prepared pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q. Accordingly, this Item 2 includes only management’s narrative analysis of the results of operations and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2020	2019
OPERATING REVENUES:
Transportation and storage of natural gas	$139	$152
Other	5	6
Total operating revenues	144	158
OPERATING EXPENSES:
Operating and maintenance	50	47
General and administrative	10	6
Depreciation and amortization	26	29
Total operating expenses	86	82
OPERATING INCOME	58	76
OTHER EXPENSE:
Interest expense, net	(4)	(5)
Interest expense — related company	(9)	(4)
Other, net	(7)	—
INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	38	67
Income tax (benefit) expense	(2)	17
NET INCOME	$40	$50

Panhandle natural gas volumes transported (TBtu):
PEPL	196	234
Trunkline	155	187
Sea Robin	24	28
Operating revenues. Operating revenues decreased for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to lower capacity sold at lower rates on the Panhandle and Trunkline pipelines.
General and administrative. General and administrative expenses increased for the three months ended March 31, 2020 compared to the same period in the prior year due to an increase in overhead costs allocated by the parent company.
Interest expense — related company. Interest expense — related company increased for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to additional borrowings under a note payable with ETO.
Other, net. Other, net increased for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to unrealized losses on available-for-sale securities.
Income tax. Income tax expense decreased for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to the PEPL restructuring transaction in July 2019. In connection with the restructuring, PEPL’s tax sharing agreement with its former corporate parent was terminated, and PEPL is no longer subject to corporate level income tax.
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer and the Chief Financial Officer of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Note 4 in this Quarterly Report on Form 10-Q and in Note 8 in the Company’s Form 10-K for the year ended December 31, 2019.
The Company is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites. As a result, the Company is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters. For information regarding these matters, see Note 4 in this Quarterly Report on Form 10-Q and Note 8 included in the Company’s Form 10-K for the year ended December 31, 2019.
ITEM 1A. RISK FACTORS
The following risk factors should be read in conjunction with our risk factors described in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020.
The outbreak of COVID-19 and recent geopolitical developments in the crude oil market could adversely impact ET’s and our business, financial condition and results of operations.
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus known as COVID-19 due to the risks it imposes on the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The global spread of COVID-19 caused a significant decline in economic activity and a reduced demand for goods and services, particularly in the energy industry, due to reduced operations and/or closures of businesses, “shelter in place” and other similar requirements imposed by government authorities, or other actions voluntarily undertaken by individuals and businesses concerned about exposure to COVID-19. The extent to which the COVID-19 pandemic continues to impact our business, operations and financial results depends on numerous evolving factors that we cannot accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response to the pandemic and the associated impact on economic activity; the effect on the level of demand for natural gas, NGLs, refined products and/or crude oil; ETO’s or our ability to procure materials and services from third parties that are necessary for the operation of our businesses; ETO’s or our ability to provide our services, including as a result of travel restrictions on our employees and employees of third parties that we utilize in connection with our services; the potential for key executives or employees to fall ill with COVID-19; and the ability of our customers to pay for our services if their businesses suffer as a result of the pandemic.
In addition, policy disputes between the Organization of Petroleum Exporting Countries (“OPEC”) and Russia in the first quarter of 2020 resulted in Saudi Arabia significantly discounting the price of its crude oil, as well as Saudi Arabia and Russia significantly increasing the amount of crude oil they produce. These actions have led to significant declines in crude oil prices. More specifically, the spot price for West Texas Intermediate (WTI) crude oil, for physical delivery at Cushing, Oklahoma, decreased from $63.27 per barrel on January 6, 2020 to $-(36.98) per barrel on April 20, 2020.
Reduced demand for natural gas and/or other commodities caused by the COVID-19 pandemic and a continuation of low WTI crude oil prices caused by the actions of foreign oil-producing nations may result in the shut-in of production from U.S. oil and gas wells, which in turn may result in decreased utilization of our services.
The factors discussed above could have a material adverse effect on our business, results of operations and financial condition. In addition, significant price fluctuations for natural gas could materially affect the value of our proprietary product inventory. We may be forced to delay some of our capital projects and our customers, who may be in financial distress, may slow down decision-making, delay planned projects or seek to renegotiate or terminate agreements with us. To the extent our counterparties are successful, we may not be able to obtain new contract terms that are favorable to us or to replace contracts that are terminated. Counterparties may also be forced to file for bankruptcy protection, in which case our existing contracts with those counterparties may be rejected by the bankruptcy court.
Further, the effects of the pandemic and geopolitical developments have caused a decline in the trading price of ET’s common units, which increases ET’s cost of capital. Additional capital may be more difficult for ET to obtain or available only on terms less favorable to ET. ET’s inability to fund capital expenditures could have a material impact on ET’s and our results of operations.
At this time, we cannot estimate the magnitude and duration of potential social, economic and labor instability as a direct result of COVID-19, or of potential industry disruption as a direct result of geopolitical developments in the oil market. Should any of these potential impacts continue for an extended period of time, it will have a negative impact on the demand for our services and an adverse effect on our financial position and results of operations. To the extent these factors adversely affect our business and financial results, they may also have the effect of heightening many of the other risks described in this “Risk Factors” section and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.
Income from our operations is exposed to risks due to fluctuations in the demand for and price of natural gas that are beyond ETO’s and our control.
The prices for natural gas reflect market demand that fluctuates with changes in global and United States economic conditions and other factors, including:
•the level of domestic natural gas;
•the level of natural gas imports and exports, including liquefied natural gas;
•actions taken by natural gas and oil producing nations;
•instability or other events affecting natural gas and oil producing nations;

•	the impact of weather, public health crises such as pandemics (including COVID-19), and other events of nature on the demand for natural gas;
•the availability of storage, terminal and transportation systems, and processing and treating facilities;
•the price, availability and marketing of competitive fuels;
•the demand for electricity;

•
activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and natural gas and related products;

•the cost of capital needed to maintain or increase production levels and to construct and expand facilities;
•the impact of energy conservation and fuel efficiency efforts; and
•the extent of governmental regulations, taxation, fees and duties.
In the past, the prices of natural gas have been extremely volatile, and we expect this volatility to continue.
Any loss of business from existing customers or our inability to attract new customers due to a decline in demand for natural gas could have a material adverse effect on our revenues and results of operations. In addition, significant price fluctuations for natural gas could materially affect our profitability.

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) our Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2020 and 2019; (iii) our Consolidated Statements of Partners' Capital for the three months ended March 31, 2020 and 2019; (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (v) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	May 11, 2020	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Vice President and Controller (duly authorized to sign on behalf of the registrant)