Form 10-Q
period 2020-06-30
PANHANDLE EASTERN PIPE LINE COMPANY, LP
filed 2020-08-06
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	38	45
Accounts receivable from related companies	8	9
Exchanges receivable	4	9
Inventories	40	61
Other current assets	3	7
Total current assets	93	131

Property, plant and equipment	3,312	3,281
Accumulated depreciation	(657)	(607)
	2,655	2,674

Operating lease right-of-use assets	5	5
Other non-current assets, net	158	159
Total assets	$2,911	$2,969

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2020	December 31, 2019
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$3	$11
Accounts payable to related companies	24	34
Exchanges payable	26	47
Other current liabilities	51	70
Total current liabilities	104	162

Long-term debt, less current maturities	246	247
Note payable to related company	631	732
Non-current operating lease liabilities	5	5
Other non-current liabilities	227	221
Commitments and contingencies

Partners’ capital:
Partners’ capital	1,713	1,626
Accumulated other comprehensive loss	(15)	(24)
Total partners’ capital	1,698	1,602
Total liabilities and partners’ capital	$2,911	$2,969

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
OPERATING REVENUES:
Transportation and storage of natural gas	$122	$133	$261	$285
Other	4	6	9	12
Total operating revenues	126	139	270	297
OPERATING EXPENSES:
Operating and maintenance	39	49	89	96
General and administrative	9	8	19	14
Depreciation and amortization	26	30	52	59
Total operating expenses	74	87	160	169
OPERATING INCOME	52	52	110	128
OTHER INCOME (EXPENSE):
Interest expense, net	(3)	(5)	(7)	(10)
Interest expense — related company	(8)	(5)	(17)	(9)
Other, net	3	—	(4)	—
INCOME BEFORE INCOME TAX EXPENSE	44	42	82	109
Income tax expense (benefit)	1	11	(1)	28
NET INCOME	43	31	83	81

OTHER COMPREHENSIVE INCOME, NET OF TAX
Actuarial gain relating to postretirement benefit plans	4	3	9	9

COMPREHENSIVE INCOME	$47	$34	$92	$90

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	$1,626	$(24)	$1,602
Net income	40	—	40
Other comprehensive income, net of tax	—	5	5
Other	4	—	4
Balance, March 31, 2020	1,670	(19)	1,651
Net income	43	—	43
Other comprehensive income, net of tax	—	4	4
Balance, June 30, 2020	$1,713	$(15)	$1,698

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	$1,409	$(47)	$1,362
Net income	50	—	50
Other comprehensive income, net of tax	—	6	6
Balance, March 31, 2019	1,459	(41)	1,418
Net income	31	—	31
Other comprehensive income, net of tax	—	3	3
Other	1	—	1
Balance, June 30, 2019	$1,491	$(38)	$1,453

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$83	$81
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	52	59
Deferred income taxes	(1)	4
Amortization of deferred financing fees	(1)	(3)
Other non-cash	3	7
Changes in operating assets and liabilities	—	(47)
Net cash flows provided by operating activities	136	101
INVESTING ACTIVITIES:
Capital expenditures	(35)	(34)
Net cash flows used in investing activities	(35)	(34)
FINANCING ACTIVITIES:
Repayment of long-term debt	—	(150)
Note payable issued from related company	128	152
Repayment of note payable from related company	(229)	(87)
Net cash flows used in financing activities	(101)	(85)
Net change in cash and cash equivalents	—	(18)
Cash and cash equivalents, beginning of period	—	20
Cash and cash equivalents, end of period	$—	$2

SUPPLEMENTAL INFORMATION:
Non-cash activity - Accrued capital expenditures	$7	$11
Non-cash activity - Settlement of related company payables	$4	$—
Cash paid for interest	$8	$14

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
Southern Union Panhandle LLC, an indirect wholly-owned subsidiary of ETO, owns a 1% general partnership interest in PEPL, and ETO indirectly owns a 99% limited partnership interest in PEPL.
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
Accounts receivable from related companies reflected on the consolidated balance sheets primarily relate to services provided to ETO and other affiliates. Accounts payable to related companies reflected on the consolidated balance sheets related to various services provided by ETO and other affiliates.
The following table provides a summary of the related party activity included in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues	$22	$24	$44	$48
Operating and maintenance	2	1	5	2
General and administrative	6	5	13	9
Interest expense — related company	8	5	17	9

As of June 30, 2020 and December 31, 2019, the Company had $631 million and $732 million, respectively, outstanding under a note payable with ETO. The note payable accrues interest monthly at an annual interest rate of 4.92% as of June 30, 2020. The note matures on July 31, 2027.

3.	FAIR VALUE MEASURES
The Company had $29 million and $31 million of fair value of available-for-sale securities, included in other non-current assets, as of June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, $19 million in equity securities were valued at Level 1 and $10 million in fixed income securities were valued at Level 2. At December 31, 2019, $20 million in equity securities were valued at Level 1 and $11 million in fixed income securities were valued at Level 2. During the three months ended June 30, 2020 and 2019, the Company recognized $3 million and $1 million in unrealized gains, respectively, on available-for-sale securities. During the six months ended June 30, 2020 and 2019, the Company recognized $2 million in unrealized losses and $3 million in unrealized gains, respectively, on available-for-sale securities, unrealized gains and losses on available-for-sale securities are reflected in other, net in our consolidated statements of operations. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations (excluding related company balances) was $244 million and $247 million at June 30, 2020 and December 31, 2019, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities. The Company did not have any Level 3 instruments measured at fair value at June 30, 2020 or December 31, 2019, and there were no transfers between hierarchy levels during the periods presented.

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
FERC Proceedings
By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing.  On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the Natural Gas Act.  The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by order dated October 1, 2019.  A hearing in the combined proceedings is scheduled for August 2020, with an initial decision expected in early 2021.
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
The Company’s consolidated balance sheets reflected $1 million in non-current liabilities as of June 30, 2020 and December 31, 2019 to cover environmental remediation actions where management believes a loss is probable and reasonably estimable.  The Company is not able to estimate the possible loss or range of loss in excess of amounts accrued. The Company does not have any material environmental remediation matters assessed as reasonably possible.
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of June 30, 2020 and December 31, 2019, the Company has litigation and other claim-related accrued liabilities of $18 million included in other non-current liabilities on the consolidated balance sheets. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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

RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2020	2019
OPERATING REVENUES:
Transportation and storage of natural gas	$261	$285
Other	9	12
Total operating revenues	270	297
OPERATING EXPENSES:
Operating and maintenance	89	96
General and administrative	19	14
Depreciation and amortization	52	59
Total operating expenses	160	169
OPERATING INCOME	110	128
OTHER EXPENSE:
Interest expense, net	(7)	(10)
Interest expense — related company	(17)	(9)
Other, net	(4)	—
INCOME BEFORE INCOME TAX EXPENSE	82	109
Income tax expense (benefit)	(1)	28
NET INCOME	$83	$81

Panhandle natural gas volumes transported (TBtu):
PEPL	383	446
Trunkline	286	365
Sea Robin	42	54
Operating revenues. Operating revenues decreased for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to lower capacity sold at lower rates on the Panhandle and Trunkline pipelines.
Operating and maintenance. Operating and maintenance expense decreased for the six months ended June 30, 2020 compared to the same period in the prior year due to adjustments to reduce inventories to lower of cost or net realizable value.
General and administrative. General and administrative expenses increased for the six months ended June 30, 2020 compared to the same period in the prior year due to an increase in overhead costs allocated by the parent company.
Depreciation and amortization. Depreciation and amortization decreased for the six months ended June 30, 2020 compared to the same period in the prior year due to changes in certain estimates.
Interest expense — related company. Interest expense — related company increased for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to additional borrowings under a note payable with ETO.
Other, net. Other, net increased for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to unrealized losses on available-for-sale securities.
Income tax. Income tax expense decreased for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to the PEPL restructuring transaction in July 2019. In connection with the restructuring, PEPL’s tax sharing agreement with its former corporate parent was terminated, and PEPL is no longer subject to corporate level income tax.
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer and the Chief Financial Officer of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in “Part I - Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020 and “Part II - Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 11, 2020.
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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) our Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2020 and 2019; (iii) our Consolidated Statements of Partners' Capital for the six months ended June 30, 2020 and 2019; (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (v) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	August 6, 2020	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Vice President and Controller (duly authorized to sign on behalf of the registrant)