Form 10-K
period 2020-12-31
PANHANDLE EASTERN PIPE LINE COMPANY, LP
filed 2021-02-19
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒
Panhandle Eastern Pipe Line Company, LP meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 1, 2 and 7 have been reduced and Items 6, 10, 11, 12 and 13 have been omitted in accordance with Instruction I.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
i

Definitions
The following is a list of certain acronyms and terms generally used throughout this annual report on Form 10-K:

/d	per day

ARO	Asset retirement obligation

Bcf	Billion cubic feet

ET	Energy Transfer LP, the parent of ETO

ETO	Energy Transfer Operating, L.P., the parent of PEPL

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

ROU	Right-of-use

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	United States Securities and Exchange Commission

Southwest Gas	Pan Gas Storage LLC (d.b.a. Southwest Gas)

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Panhandle Eastern Pipe Line Company, LP, and its subsidiaries (“PEPL” or the “Company”) in periodic press releases and some oral statements of Company officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see the risk factor summary below and “Item 1A. Risk Factors” included in this annual report.
Risks Related to the Company’s Business
Results of Operations and Financial Condition. Our results of operations and financial condition could be impacted by many risks that are beyond our control, including the following:
•fluctuations in energy commodity prices;
•contracts that must be renegotiated periodically;
•the outbreak of COVID-19;
•financial soundness of our customers;
•failure to retain or replace existing customers or volumes due to declining demand or increased competition;
•risks incident to handling, storing, transporting and providing customers with natural gas;
•terrorist attack;
•union disputes and strikes or work stoppages by unionized employees;
•cybersecurity breaches and other disruptions or failures of our information systems;
•the inability to access or continue to access lands owned by third parties;
•risks associated with constructing new facilities;
•the Company’s ability to access natural gas reserves;
ii

•the costs of providing pension and other postretirement health care benefits and related funding requirements; and
•failure to attract and retain qualified employees.
Indebtedness. Our business, results of operations, cash flows and financial condition, could be impacted by a downgrade of our credit ratings.
Regulatory Matters. Our business, results of operations, cash flows, financial condition and future growth could be impacted by the following:
•laws, regulations and policies governing the rates and terms and conditions of service;
•costs and liabilities resulting from performance of pipeline integrity programs and related repairs;
•laws and regulations regulating the environmental aspects of its business;
•climate change legislation or regulations restricting emissions of greenhouse gases;
•deepwater drilling laws and regulations, delays in the processing and approval of drilling permits; and
•competition for water resources or limitations on water usage for hydraulic fracturing.
Risks Related to our Structure. Our stakeholders could be impacted by risks related to our general partner being controlled by ETO.
Risks Related to Conflicts of Interest. Our stakeholders could be impacted by conflicts of interest, including:
•potential conflicts of interest faced by our executive officers and directors; and
•our affiliates may compete with us.
iii

PART I
ITEM 1. BUSINESS
Overview
The Company primarily operates interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle region of Texas and Oklahoma to major United States markets in the Midwest and Great Lakes regions and natural gas storage assets and are subject to the rules and regulations of the FERC. PEPL’s subsidiaries are Trunkline, Sea Robin and Southwest Gas.
Southern Union Panhandle LLC, an indirect wholly-owned subsidiary of ETO, owns a 1% general partner interest in PEPL and ETO indirectly owns a 99% limited partner interest in PEPL.
Asset Overview
The Company owns and operates a large natural gas open-access interstate pipeline network. The pipeline network, consisting of the Panhandle, Trunkline and Sea Robin transmission systems, serves customers in the Midwest, Gulf Coast and Midcontinent United States with a comprehensive array of transportation and storage services. The Company’s transmission system consists of four large diameter pipelines extending approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through Missouri, Illinois, Indiana, Ohio and into Michigan. Trunkline’s transmission system consists of one large diameter pipeline extending approximately 1,400 miles from the Gulf Coast area of Texas and Louisiana through Arkansas, Mississippi, Tennessee, Kentucky, Illinois, Indiana and to Michigan. Sea Robin’s transmission system consists of two offshore Louisiana natural gas supply systems extending approximately 120 miles into the Gulf of Mexico. The Company has five natural gas storage fields located in Illinois, Kansas, Louisiana, Michigan and Oklahoma. Southwest Gas operates four of these fields and Trunkline operates one.
The Company earns most of its revenue by entering into firm transportation and storage contracts, providing capacity for customers to transport and store natural gas in its facilities. The Company provides firm transportation services under contractual arrangements to local distribution company customers and their affiliates, natural gas marketers, producers, other pipelines, electric power generators and a variety of end-users. The Company’s pipelines offer both firm and interruptible transportation to customers on a short-term and long-term basis. Demand for natural gas transmission on the Company’s pipeline systems peaks during the winter months, with the highest throughput and a higher portion of annual total operating revenues occurring during the first and fourth calendar quarters. Average reservation revenue rates realized by the Company are dependent on certain factors, including but not limited to rate regulation, customer demand for capacity, and capacity sold for a given period and, to an extent, utilization of capacity. Commodity or utilization revenues, which are more variable in nature, are dependent upon a number of factors including weather, storage and pipeline capacity availability levels, and customer demand for firm and interruptible services, including parking services. The majority of PEPL’s revenues are related to firm capacity reservation charges, of which reservation charges accounted for 88% of total revenues in 2020.
The following table provides a summary of pipeline transportation (including deliveries made throughout the Company’s pipeline network) in TBtu:

	Years Ended December 31,
	2020	2019
Panhandle transportation	759	892
Trunkline transportation	569	730
Sea Robin transportation	67	102

The following table provides a summary of certain statistical information associated with the Company at December 31, 2020:

Approximate Miles of Pipelines
Panhandle	6,000
Trunkline	2,000
Sea Robin	1,000
Peak Day Delivery Capacity (Bcf/d)
Panhandle	2.8
Trunkline	0.9
Sea Robin	2.0
Underground Storage Capacity-Owned (Bcf)	71.1
Underground Storage Capacity-Leased (Bcf)	12.0
Weighted Average Remaining Life in Years of Firm Transportation Contracts (1)
Panhandle	5.3
Trunkline	7.3
Sea Robin (2)	N/A
Weighted Average Remaining Life in Years of Firm Storage Contracts (1)
Panhandle	5.5
Trunkline	3.2
(1)Weighted by firm capacity volumes.
(2)Sea Robin’s contracts are primarily interruptible.
Regulation
Rate Regulation
The Company is subject to regulation by various federal, state and local governmental agencies, including those specifically described below.
FERC has comprehensive jurisdiction over Panhandle, Trunkline, Sea Robin and Southwest Gas. In accordance with the Natural Gas Act of 1938, FERC’s jurisdiction over natural gas companies encompasses, among other things, the acquisition, operation and disposition of assets and facilities, the services provided and rates charged.
FERC has authority to regulate rates and charges for transportation and storage of natural gas in interstate commerce. FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of service using such facilities. Panhandle, Trunkline, Sea Robin, and Southwest Gas hold certificates of public convenience and necessity issued by FERC, authorizing them to operate the pipelines, facilities and properties now in operation and to transport and store natural gas in interstate commerce.
The Company is also subject to the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Improvement Act of 2002, which regulate the safety of natural gas pipelines.

Effective January 2018, the 2017 Tax and Jobs Act (the “Tax Act”) changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related proposals, the FERC addressed treatment of federal income tax allowances in regulated entity rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost of service rates. The FERC issued the Revised Policy Statement in response to a remand from the United States Court of Appeals for the District of Columbia Circuit in United Airlines v. FERC, in which the court determined that the FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its taxes under the current policy by both including an income-tax allowance in its cost of service and earning a return on equity calculated using the discounted cash flow methodology. On July 18, 2018, the FERC issued an order denying requests for rehearing and clarification of its Revised Policy Statement. In the rehearing order, the FERC clarified that a pipeline organized as a master limited partnership will not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs. On July 31, 2020, the United States Court of Appeals for the District of Columbia Circuit issued an opinion upholding the FERC’s decision denying a separate master limited partnership recovery of an income tax allowance and its decision not to require the master limited partnership to refund accumulated deferred income tax balances. In light of the rehearing order’s clarification regarding individual entities’ ability to argue in support of recovery of an income tax allowance and the court’s subsequent opinion upholding denial of an income tax allowance to a master limited partnership, the impacts that FERC's policy on the treatment of income taxes may have on the rates we can charge for FERC-regulated transportation services are unknown at this time.
Even without application of the FERC’s recent rate making-related policy statements and rulemakings, the FERC or our shippers may challenge the cost of service rates we charge. The FERC’s establishment of a just and reasonable rate is based on many component, including tax-related components, although changes in the components may tend to decrease our cost of service rate, other components in the cost of service rate calculation may increase and result in a newly calculated cost of service rate that is less than, the same as, or greater than the prior cost of service rate. Moreover, we receive revenues from our pipelines based on a variety of rate structures, including cost of service rates, negotiated rates, discounted rates and market-based rates. The revenues we receive from natural gas transportation services we provide pursuant to cost of service based rates may decrease in the future as a result of the ultimate outcome of the Tax Law NOI, the Final Rule, and the Revised Policy Statement, combined with the reduced corporate federal income tax rate established in the Tax Act. The extent of any revenue reduction related to our cost of service rates, if any, will depend on a detailed review of all of our cost of service components and the outcomes of any challenges to our rates by the FERC or our shippers.
On July 18, 2018, the FERC issued a final rule establishing procedures to evaluate rates charged by the FERC-jurisdictional gas pipelines in light of the Tax Act and the FERC’s Revised Policy Statement. By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act (“NGA”) to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. Panhandle filed a cost and revenue study on April 1, 2019 and an NGA Section 4 rate case on August 30, 2019. The Section 4 and Section 5 proceedings were consolidated by order of the Chief Judge on October 1, 2019. A hearing in the combined proceedings commenced on August 25, 2020 and adjourned on September 15, 2020. By order dated January 19, 2021, the Chief Judge has extended the deadline for initial decision to March 26, 2021.
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
Environmental
The Company is subject to federal, state and local laws and regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters. These laws and regulations require the Company to conduct its operations in a specified manner and to obtain and comply with a wide variety of environmental regulations, licenses, permits, inspections and other approvals. Failure to comply with environmental requirements may expose the Company to significant fines, penalties and/or interruptions in operations. The Company’s environmental policies and procedures are designed to achieve compliance with such laws and regulations. These evolving laws and regulations and claims for damages to property, employees, other persons and the environment resulting from current or past operations may result in significant expenditures and liabilities in the future. The Company engages in a process of updating and revising its procedures for the ongoing evaluation of its operations to identify potential environmental exposures and enhance compliance with regulatory requirements. For additional information concerning the impact of environmental regulation on the Company, see “Item 1A. Risk Factors” and Note 8 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
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
Risks Related to the Company’s Business
Results of Operations and Financial Condition
Fluctuations in energy commodity prices could adversely affect the business of the Company.
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

The outbreak of COVID-19 could adversely impact our business, financial condition and results of operations.
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus known as COVID-19 due to the risks it imposes on the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The global spread of COVID-19 caused a significant decline in economic activity and a reduced demand for goods and services, particularly in the energy industry, due to reduced operations and/or closures of businesses, “shelter in place” and other similar requirements imposed by government authorities, or other actions voluntarily undertaken by individuals and businesses concerned about exposure to COVID-19. The extent to which the COVID-19 pandemic continues to impact our business, operations and financial results depends on numerous evolving factors that we cannot accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response to the pandemic and the associated impact on economic activity; the effect on the level of demand for natural gas; our ability to procure materials and services from third parties that are necessary for the operation of our business; our ability to provide our services, including as a result of travel restrictions on our employees and employees of third parties that we utilize in connection with our services; the potential for key executives or employees to fall ill with COVID-19; and the ability of our customers to pay for our services if their businesses suffer as a result of the pandemic.
Reduced demand for natural gas caused by the COVID-19 pandemic may result in the shut-in of production from U.S. oil and gas wells, which in turn may result in decreased utilization of our services related to natural gas.
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
Further, the effects of the pandemic and geopolitical developments have market impacts, such that additional capital may be more difficult for us to obtain or available only on terms less favorable to us. Our inability to fund capital expenditures could have a material impact on our results of operations.
At this time, we cannot estimate the magnitude and duration of potential social, economic and labor instability as a direct result of COVID-19. Should any of these potential impacts continue for an extended period of time, it will have a negative impact on the demand for our services and an adverse effect on our financial position and results of operations. To the extent these factors adversely affect our business and financial results, they may also have the effect of heightening many of the other risks described in this “Risk Factors” section, as well as the risks discussed or referenced in any applicable prospectus supplement, including in the documents we incorporate by reference herein or therein, such as those relating to our indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.
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
Our business could be affected adversely by union disputes and strikes or work stoppages by unionized employees.
As of December 31, 2020, 210 employees of the Company, representing approximately 40% of our workforce, is covered by a number of collective bargaining agreements with various terms and dates of expiration. There can be no assurances that we will not experience a work stoppage in the future as a result of labor disagreements. Any work stoppage could, depending on the affected operations and the length of the work stoppage, have a material adverse effect on our business, financial position, results of operations or cash flows.
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
The Company may expand the capacity of its existing pipeline and storage facilities by constructing additional facilities. Construction of these facilities is subject to various regulatory, development and operational risks, including:
•the Company’s ability to obtain necessary approvals and permits from FERC and other regulatory agencies on a timely basis and on terms that are acceptable to it;
•the ability to access sufficient capital at reasonable rates to fund expansion projects, especially in periods of prolonged economic decline when the Company may be unable to access capital markets;
•the availability of skilled labor, equipment, and materials to complete expansion projects;
•adverse weather conditions;
•potential changes in federal, state and local statutes, regulations, and orders, including environmental requirements that delay or prevent a project from proceeding or increase the anticipated cost of the project;
•impediments on the Company’s ability to acquire rights-of-way or land rights or to commence and complete construction on a timely basis or on terms that are acceptable to it;
•the Company’s ability to construct projects within anticipated costs, including the risk that the Company may incur cost overruns, resulting from inflation or increased costs of equipment, materials, labor, contractor productivity, delays in construction or other factors beyond its control, that the Company may not be able to recover from its customers;
•the lack of future growth in natural gas supply and/or demand; and
•the lack of transportation, storage and throughput commitments.

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
The success of the Company depends on the continued development of additional natural gas reserves in the vicinity of its facilities and the ability to access additional reserves to offset the natural decline from existing sources connected to its system.
The amount of revenue generated by the Company ultimately depends upon the access to reserves of available natural gas. As the reserves available through the supply basins connected to the Company’s system naturally decline, a decrease in development or production activity could cause a decrease in the volume of natural gas available for transmission. If production from these natural gas reserves is substantially reduced and not replaced with other sources of natural gas, such as new wells or interconnections with other pipelines, and certain of the Company’s assets are consequently not utilized, the Company may have to accelerate the recognition and settlement of asset retirement obligations. Investments by third parties in the development of new natural gas reserves or other sources of natural gas in proximity to the Company’s facilities depend on many factors beyond the Company’s control. Revenue reductions or the acceleration of asset retirement obligations resulting from the decline of natural gas reserves and the lack of new sources of natural gas may have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
We compete with other businesses in our market with respect to attracting and retaining qualified employees.
Our continued success depends on our ability to attract and retain qualified personnel in all areas of our business. We compete with other businesses in our market with respect to attracting and retaining qualified employees. A tight labor market, increased overtime and a higher full-time employee ratio may cause labor costs to increase. A shortage of qualified employees may require us to enhance wage and benefits packages in order to compete effectively in the hiring and retention of such employees or to hire more expensive temporary employees. No assurance can be given that our labor costs will not increase, or that such increases can be recovered through increased prices charged to customers. We are especially vulnerable to labor shortages in oil and gas drilling areas when energy prices drive higher exploration and production activity.
Indebtedness
Credit ratings downgrades could increase the Company’s financing costs.
The Company is not party to any lending agreement that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit rating, nor would a reduction in any credit rating, by itself, cause an event of default under any of the Company’s lending agreements. However, if its current credit ratings were downgraded below investment grade, the Company could be negatively impacted as follows:
•Borrowing costs associated with existing debt obligations could increase in the event of a credit rating downgrade;
•The costs of refinancing debt that is maturing or any new debt issuances could increase due to a credit rating downgrade; and
•FERC may be unwilling to allow the Company to pass along increased debt service costs to natural gas customers.

The Company’s credit rating can be impacted by the credit rating and activities of its parent company. Thus, adverse impacts to ETO and its activities, which may include activities unrelated to the Company, may have adverse impacts on the Company’s credit rating and financing and operating costs.
Regulatory Matters
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
A rate reduction is also a possible outcome with any Section 4 rate case proceeding for the regulated entities of the Company, including any rate case proceeding required to be filed as a result of a prior rate case settlement. A regulated entity’s rate base, upon which a rate of return is allowed in the derivation of maximum rates, is primarily determined by a combination of accumulated capital investments, accumulated regulatory basis depreciation, and accumulated deferred income taxes. Such rate base can decline due to capital investments being less than depreciation over a period of time, or due to accelerated tax depreciation in excess of regulatory basis depreciation. By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. Panhandle filed a cost and revenue study on April 1, 2019 and filed an NGA Section 4 rate case on August 30, 2019. By order issued October 1, 2019, the Panhandle Section 5 and Section 4 cases were consolidated. An initial decision is expected to be issued in the first quarter of 2021.
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
The ability of interstate pipelines held in tax-pass-through entities, like us, to include an allowance for income taxes as a cost-of-service element in their regulated rates has been subject to extensive litigation before the FERC and the courts for a number of years. Effective January 2018, the Tax Act changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related proposals, the FERC addressed treatment of federal income tax allowances in regulated entity rates. The FERC issued a Revised Policy Statement stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost of service rates. The FERC issued the Revised Policy Statement in response to a remand from the United States Court of Appeals for the District of Columbia Circuit in United Airlines v. FERC, in which the court determined that the FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its taxes under the current policy by both including an income-tax allowance in its cost of service and earning a return on equity calculated using the discounted cash flow methodology. On July 18, 2018, the FERC issued an order denying requests for rehearing and clarification of its Revised Policy Statement because it is non-binding policy and parties will have the opportunity to address the policy as applied in future cases. In the rehearing order, the FERC clarified that a pipeline organized as a master limited partnership will not be not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs. On July 31, 2020, the United States Court of Appeals for the District of Columbia Circuit issued an opinion upholding FERC’s decision denying a separate master limited partnership recovery of an income tax allowance and its decision not to require the master limited partnership to refund accumulated deferred income tax balances. In light of the rehearing order’s clarification regarding individual entities’ ability to argue in support of recovery of an income tax allowance, the impacts of the FERC’s policy on the treatment of income taxes may have on the rates an interstate pipeline held in a tax-pass-through entity can charge for the FERC regulated transportation services are unknown at this time.
By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the NGA to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The NGA Section 5 and Section 4 proceedings were consolidated by FERC in an order dated October 1, 2019. A hearing in the combined proceedings commenced on August 25, 2020 and adjourned on September 15, 2020. An initial decision is expected in early 2021.
In March 2019, following the decision of the D.C. Circuit Court in Emera Maine v. Federal Energy Regulatory Commission, the FERC issued a Notice of Inquiry regarding its policy for determining ROE. The FERC specifically sought information and stakeholder views to help the FERC explore whether, and if so, how it should modify its policies concerning the determination of ROE to be used in designing jurisdictional rates charged by public utilities. The FERC also expressly sought comment on whether any changes to its policies concerning public utility ROEs should be applied to interstate natural gas and oil pipelines. Initial comments were due in June 2019, and reply comments were due in July 2019. On May 21, 2020, FERC issued a Policy Statement on Determining Return on Equity for Natural Gas and Oil Pipelines establishing a revised policy for determining ROE, including the use of the Capital Asset Pricing Model in addition to the Discounted Cash Flow Model for determining ROE and clarification regarding the formation of proxy groups for establishing a pipeline’s ROE.

Even without application of FERC’s recent policy statements and rulemakings, under the NGA, FERC or our shippers may challenge the cost of service rates we charge. The FERC’s establishment of a just and reasonable rate is based on many components, including ROE and tax-related components, including the allowance for income taxes and the amount for accumulated deferred income taxes, but also other pipeline costs that will continue to affect the FERC’s determination of just and reasonable cost of service rates. Although changes in these two tax related components may decrease, other components in the cost of service rate calculation may increase and result in a newly calculated cost of service rate that is the same as or greater than the prior cost of service rate. Moreover, we receive revenues from our pipelines based on a variety of rate structures, including cost of service rates, negotiated rates, discounted rates and market-based rates. We do not expect market based rates, negotiated rates or discounted rates that are not tied to the cost of service rates to be materially affected by the Revised Policy Statement or any final regulations that may result from the March 15, 2018 proposals. The revenues we receive from natural gas transportation services we provide pursuant to cost of service based rates may decrease in the future as a result of the ultimate outcome of the Tax Law NOI, the Final Rule, and the Revised Policy Statement, combined with the reduced corporate federal income tax rate established in the Tax Act. The extent of any revenue reduction related to our cost of service rates, if any, will depend on a detailed review of all of ETO’s cost of service components and the outcomes of any challenges to our rates by the FERC or our shippers.
Our interstate pipelines are subject to laws, regulations and policies governing terms and conditions of service, which could adversely affect our business and results of operations.
In addition to rate oversight, the FERC’s regulatory authority extends to many other aspects of the business and operations of our interstate pipelines, including:
•terms and conditions of service;
•the types of services interstate pipelines may or must offer their customers;
•construction of new facilities;
•acquisition, extension or abandonment of services or facilities;
•reporting and information posting requirements;
•accounts and records; and
•relationships with affiliated companies involved in all aspects of the natural gas and energy businesses.
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
Pursuant to authority under the NGPSA and HLPSA, PHMSA has established a series of rules requiring pipeline operators to develop and implement integrity management programs for natural gas transmission and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect high consequence areas, or HCAs, which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources, and unusually sensitive ecological areas. These regulations require operators of covered pipelines to:
•perform ongoing assessments of pipeline integrity;
•identify and characterize applicable threats to pipeline segments that could impact an HCA;
•improve data collection, integration and analysis;
•repair and remediate the pipeline as necessary; and
•implement preventive and mitigating actions.

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
The United States Environmental Protection Act (“EPA”) has determined that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted rules under the Clean Air Act that, among other things, establish Potential for Significant Deterioration (“PSD”) construction and Title V operating permit reviews for greenhouse gas emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting greenhouse gases and meeting “best available control technology” standards for those greenhouse gas emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of greenhouse gas emissions from specified onshore and offshore production facilities and onshore processing, transmission and storage facilities in the United States, which includes certain of our operations. In October 2015, the EPA published a final rule that expands the petroleum and natural gas system sources for which annual greenhouse gas emissions reporting is currently required to include greenhouse gas emissions reporting beginning in the 2016 reporting year for certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and process equipment used to perform natural gas compression, dehydration and acid gas removal. While Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of adopted legislation. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing greenhouse gas emissions by means of cap and trade programs. The adoption of any legislation or regulations that requires reporting of greenhouse gases or otherwise restricts emissions of greenhouse gases from our equipment and operations could require us to incur significant added costs to reduce emissions of greenhouse gases or could adversely affect demand for the natural gas and natural gas liquids we gather and process or fractionate.
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
In addition, new regulatory initiatives may be adopted or enforced by the BOEM or the BSEE in the future that could result in additional costs, delays, restrictions, or obligations with respect to oil and natural gas exploration and production operations conducted offshore by certain of our customers. For example, in April 2016, the BOEM published a proposed rule that would update existing air-emissions requirements relating to offshore oil and natural gas activity on federal Outer Continental Shelf waters. However, in May 2017, Order 3350 was issued by the Department of the Interior Secretary Ryan Zinke, directing the BOEM to reconsider a number of regulatory initiatives governing oil and gas exploration in offshore waters, including, among other things, a cessation of all activities to promulgate the April 2016 proposed rulemaking (“Order 3350”). In an unrelated legal initiative, BOEM issued a Notice to Lessees and Operators (“NTL #2016-N01”) that became effective in September 2016 and imposes more stringent requirements relating to the provision of financial assurance to satisfy decommissioning obligations. Together with a recent re-assessment by BSEE in 2016 in how it determines the amount of financial assurance required, the revised BOEM-administered offshore financial assurance program that is currently being implemented is expected to result in increased amounts of financial assurance being required of operators on the OCS, which amounts may be significant. However, as directed under Order 3350, the BOEM has delayed implementation of NTL #2016-N01 so that it may reconsider this regulatory initiative and, currently, this NTL’s implementation timeline has been extended indefinitely beyond June 30, 2017, except in certain circumstances where there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities. The April 2016 proposed rule and NTL #2016-N01, should they be finalized and/or implemented, as well as any new rules, regulations, or legal initiatives could delay or disrupt our customers operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding and costs, limit activities in certain areas, or cause our customers’ to incur penalties, or shut-in production or lease cancellation. Also, if material spill events were to occur in the future, the United States or other countries could elect to issue directives to temporarily cease drilling activities offshore and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and gas exploration and development. The overall costs imposed on our customers to implement and complete any such spill response activities or any decommissioning obligations could exceed estimated accruals, insurance limits, or supplemental bonding amounts, which could result in the incurrence of additional costs to complete. We cannot predict with any certainty the full impact of any new laws or regulations on our customers’ drilling operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations. The occurrence of any one or more of these developments could result in decreased demand for our services, which could have a material adverse effect on our business as well as our financial position, results of operation and liquidity.
Competition for water resources or limitations on water usage for hydraulic fracturing could disrupt crude oil and natural gas production from shale formations.
Hydraulic fracturing is the process of creating or expanding cracks by pumping water, sand and chemicals under high pressure into an underground formation in order to increase the productivity of crude oil and natural gas wells. Water used in the process is generally fresh water, recycled produced water or salt water. There is competition for fresh water from municipalities, farmers, ranchers and industrial users. In addition, the available supply of fresh water can also be reduced directly by drought. Prolonged drought conditions increase the intensity of competition for fresh water. Limitations on oil and gas producers’ access to fresh water may restrict their ability to use hydraulic fracturing and could reduce new production. Such disruptions could potentially have a material adverse impact on our financial condition or results of operations.
Risks Related to our Structure
Our General Partner.
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
Risks Related to Conflicts of Interest
Some of our executive officers and directors face potential conflicts of interest in managing our business.
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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements, which address the Company’s expected business and financial performance, among other matters, are identified by terms and phrases such as: anticipate, believe, intend, estimate, expect, continue, should, could, may, plan, project, predict, will, potential, forecast and similar expressions. Forward-looking statements involve risks and uncertainties that may or could cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
•changes in demand for natural gas and related services by customers, in the composition of the Company’s customer base and in the sources of natural gas accessible to the Company’s system;
•the effects of inflation and the timing and extent of changes in the prices and overall demand for and availability of natural gas as well as electricity, oil, coal and other bulk materials and chemicals;
•adverse weather conditions, such as warmer or colder than normal weather in the Company’s service territories, as applicable, and the operational impact of natural disasters;
•changes in laws or regulations, third-party relations and approvals, and decisions of courts, regulators and/or governmental bodies affecting or involving the Company, including deregulation initiatives and the impact of rate and tariff proceedings before FERC and various state regulatory commissions;
•the speed and degree to which additional competition, including competition from alternative forms of energy, is introduced to the Company’s business and the resulting effect on revenues;
•the impact and outcome of pending and future litigation and/or regulatory investigations, proceedings or inquiries;
•the ability to comply with or to successfully challenge existing and/or or new environmental, safety and other laws and regulations;

•unanticipated environmental liabilities;
•the uncertainty of estimates, including accruals and costs of environmental remediation;
•the impact of potential impairment charges;
•the ability to acquire new businesses and assets and to integrate those operations into its existing operations, as well as its ability to expand its existing businesses and facilities;
•the timely receipt of required approvals by applicable governmental entities for the construction and operation of the pipelines and other projects;
•the ability to complete expansion projects on time and on budget;
•the ability to control costs successfully and achieve operating efficiencies, including the purchase and implementation of new technologies for achieving such efficiencies;
•the impact of factors affecting operations such as maintenance or repairs, environmental incidents, natural gas pipeline system constraints and relations with labor unions representing bargaining-unit employees;
•the performance of contractual obligations by customers, service providers and contractors;
•exposure to customer concentrations with a significant portion of revenues realized from a relatively small number of customers and any credit risks associated with the financial position of those customers;
•changes in the ratings of the Company’s debt securities;
•the risk of a prolonged slow-down in growth or decline in the United States economy or the risk of delay in growth or decline in the United States economy, including liquidity risks in United States credit markets;
•the impact of unsold pipeline capacity being greater than expected;
•changes in interest rates and other general market and economic conditions, and in the Company’s ability to obtain additional financing on acceptable terms, whether in the capital markets or otherwise;
•declines in the market prices of equity and debt securities and resulting funding requirements for other postretirement benefit plans;
•acts of nature, sabotage, terrorism or other similar acts that cause damage to the facilities or those of the Company’s suppliers’ or customers’ facilities;
•market risks beyond the Company’s control affecting its risk management activities including market liquidity, commodity price volatility and counterparty creditworthiness;
•the availability/cost of insurance coverage and the ability to collect under existing insurance policies;
•the risk that material weaknesses or significant deficiencies in internal controls over financial reporting could emerge or that minor problems could become significant;
•changes in accounting rules, regulations and pronouncements that impact the measurement of the results of operations, the timing of when such measurements are to be made and recorded and the disclosures surrounding these activities;
•the effects of changes in governmental policies and regulatory actions, including changes with respect to income and other taxes, environmental compliance, climate change initiatives, authorized rates of recovery of costs (including pipeline relocation costs), and permitting for new natural gas production accessible to the Company’s systems;
•market risks affecting the Company’s pricing of its services provided and renewal of significant customer contracts;
•actions taken to protect species under the Endangered Species Act and the effect of those actions on the Company’s operations;
•the impact of union disputes, employee strikes or work stoppages and other labor-related disruptions; and
•other risks and unforeseen events, including other financial, operational and legal risks and uncertainties detailed from time to time in filings with the SEC.
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
ITEM 3. LEGAL PROCEEDINGS
The Company and certain of its affiliates are occasionally parties to lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing. The Company and its affiliates are also subject to various federal, state and local laws and regulations relating to the environment, as described in “Item 1. Business – Regulation.” Several of these companies have been named parties to various actions involving environmental issues. Based on the Company’s current knowledge and subject to future legal and factual developments, the Company’s management believes that it is unlikely that these actions, individually or in the aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows. For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other legal matters, reference is made to Note 8 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” Also see “Item 1A. Risk Factors.”
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Southern Union Panhandle LLC, an indirect wholly-owned subsidiary of ETO, owns a 1% general partner interest in PEPL and ETO indirectly owns a 99% limited partner interest in PEPL.
ITEM 6. SELECTED FINANCIAL DATA
“Item 6. Selected Financial Data,” has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
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

Results of Operations

	Years Ended December 31,
	2020	2019
OPERATING REVENUES:
Transportation and storage of natural gas	$528	$556
Other	19	22
Total operating revenues (1)	547	578
OPERATING EXPENSES:
Operating and maintenance	177	193
General and administrative	37	30
Depreciation and amortization	116	112
Impairment losses	—	12
Total operating expenses	330	347
OPERATING INCOME	217	231
OTHER EXPENSE:
Interest expense, net	(14)	(17)
Interest expense - related company	(32)	(25)
Other, net	(3)	(2)
Total other expense, net	(49)	(44)
INCOME BEFORE INCOME TAX BENEFIT	168	187
Income tax benefit	(3)	(402)
NET INCOME	$171	$589
Natural gas volumes transported (TBtu): (2)
Panhandle	759	892
Trunkline	569	730
Sea Robin	67	102
(1)Reservation revenues comprised 88% and 90% of total operating revenues for the years ended December 31, 2020 and 2019, respectively.
(2)Includes transportation deliveries made throughout the Company’s pipeline network.
The following is a discussion of the significant items and variances impacting the Company’s net income during the periods presented above:
•Operating revenues. Operating revenues decreased for the year ended December 31, 2020 compared to the prior year primarily due to lower capacity sold and lower utilization of sold capacity.
•Operating and maintenance. Operating and maintenance expense decreased for the year ended December 31, 2020 compared to the prior year primarily due to lower employee costs and lower maintenance project costs.
•General and administrative. General and administrative expense increased for the year ended December 31, 2020 compared to the prior year due to an increase in overhead costs allocated by the parent company.
•Impairment losses. The Company recognized a goodwill impairment of $12 million in the year ended December 31, 2019 related to Southwest Gas, primarily due to decreases in projected future revenues and cash flows.
•Interest expense - related company. Interest expense - related company increased for the year ended December 31, 2020 compared to the prior year primarily due to higher average borrowings outstanding under a note payable issued from ETO.
•Income taxes. Income tax benefit decreased for the year ended December 31, 2020 compared to the prior year primarily due to the PEPL Restructuring transaction in July 2019. In connection with the restructuring, PEPL’s tax sharing agreement with its former corporate parent was terminated, and PEPL is no longer subject to corporate level income tax. PEPL reversed all of its existing deferred tax assets and liabilities in July 2019, which resulted in the recognition of a $428 million non-cash benefit in the consolidated statement of operations.
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
Contingencies and Regulatory Matters
See “Item 1. Business - Regulation” and Note 8 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of December 31, 2020, the Company had $54 million of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of less than $1 million annually.
Commodity Price Risk
The Company is exposed to some commodity price risk with respect to natural gas used in operations by its interstate pipelines. Specifically, the pipelines receive natural gas from customers for use in generating compression to move the customers’ natural gas. Additionally, the pipelines may have to settle system imbalances when customers’ actual receipts and deliveries do not match. When the amount of natural gas utilized in operations by the pipelines differs from the amount provided by customers, the pipelines may use natural gas from inventory or may have to buy or sell natural gas to cover these or other operational needs, resulting in commodity price risk exposure to the Company. In addition, there is other indirect exposure to the extent commodity price changes affect customer demand for and utilization of transportation and storage services provided by the Company. At December 31, 2020, the Company had no hedges outstanding.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2020.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO framework”).
Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a–15(f) or Rule 15d–15(f)) that occurred in the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
“Item 10. Directors, Executive Officers and Corporate Governance,” has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
“Item 11. Executive Compensation,” has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
“Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters,” has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
“Item 13. Certain Relationships and Related Transactions, and Director Independence,” has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth fees billed by Grant Thornton LLP for the audits of our annual financial statements and other services rendered (dollars in thousands):

	Years Ended December 31,
	2020	2019
Audit fees (1)	$667	$708
Audit related fees (2)	32	32
Total Fees	$699	$740
(1)Includes fees for audits of annual financial statements of our companies, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.
(2)Includes fees in connection with the services organization control report on PEPL’s centralized data center.
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
The ETO Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by our principal independent accountants. The policy requires that all services provided by Grant Thornton LLP including audit services, audit-related services, tax services and other services, must be pre-approved by the ETO Audit Committee. All fees paid or expected to be paid to Grant Thornton LLP for fiscal years 2020 and 2019 were pre-approved by the ETO Audit Committee in accordance with this policy.

The ETO Audit Committee reviews the external auditors’ proposed scope and approach as well as the performance of the external auditors. It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, regularly reviews with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and, at least annually, uses its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items):
•the auditors’ internal quality-control procedures;
•any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors;
•the independence of the external auditors;
•the aggregate fees billed by our external auditors for each of the previous two years; and
•the rotation of the lead partner.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this Report:
(1)Financial Statements - see Index to Financial Statements appearing on page F-1.
(2)Financial Statement Schedules - None.
(3)Exhibits - see Index to Exhibits set forth on page 24.
ITEM 16. FORM 10-K SUMMARY
None.

INDEX TO EXHIBITS
The exhibits listed on the following Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

Exhibit Number	Description

3(a)	Certificate of Formation of Panhandle Eastern Pipe Line Company, LP (incorporated by reference to Exhibit 3.A to Form 10-K (File No. 001-02921) filed March 16, 2005)

3(b)
Limited Partnership Agreement of Panhandle Eastern Pipe Line Company, LP, dated as of June 29, 2004, between Southern Union Company and Southern Union Panhandle LLC (incorporated by reference to Exhibit 3.B to Form 10-K (File No. 001-02921) filed March 16, 2005)

3(c)
Amendment No. 1, dated January 10, 2014, to Agreement of Limited Partnership of Panhandle Eastern Pipe Line Company, LP (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-02921) filed January 10, 2014)

4(a)
Indenture, dated as of March 29, 1999, among CMS Panhandle Holding Company, Panhandle Eastern Pipe Line Company and NBD Bank (the predecessor to Bank One Trust Company, National Association, J.P. Morgan Trust Company, National Association, The Bank of New York Trust Company, N.A. and The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4(a) to Form 10-Q (File No. 001-02921) filed May 15, 1999)

4(b)
First Supplemental Indenture dated, as of March 29, 1999, among CMS Panhandle Holding Company, Panhandle Eastern Pipe Line Company and NBD Bank (the predecessor to Bank One Trust Company, National Association, J.P. Morgan Trust Company, National Association, The Bank of New York Trust Company, N.A. and The Bank of New York Mellon Trust Company, N.A.), as Trustee, including a form of Guarantee by Panhandle Eastern Pipe Line Company of the obligations of CMS Panhandle Holding Company (incorporated by reference to Exhibit 4(b) to Form 10-Q (File No. 001-02921) filed May 15, 1999)

4(c)
Second Supplemental Indenture between Southern Union Company and The Bank of New York, N.A., as Trustee, dated as of October 23, 2006 (incorporated Second Supplemental Indenture between Southern Union Company and The Bank of New York, N.A., as Trustee, dated as of October 23, 2006 (incorporated by reference to Form 8-K/A (File No. 001-06407) filed October 26, 2006)

4(d)
Third Supplemental Indenture, dated as of June 24, 2013, between Southern Union Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 001-06407) filed June 26, 2013)

4(e)
Form of Sixth Supplemental Indenture, dated as of June 12, 2008, between PEPL and The Bank of New York Trust Company, N.A. (now known as The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-02921) filed June 11, 2008)

4(f)
Form of Seventh Supplemental Indenture, to be dated as of June 2, 2009, between PEPL and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-02921) filed May 28, 2009)

4(g)
Supplemental Indenture No. 3, dated as of June 24, 2013 between Southern Union Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-06407) filed June 26, 2013)

4(h)
Supplemental Indenture No. 4, dated as of June 24, 2013, between Southern Union Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 001-06407) filed June 26, 2013)

31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32.2**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) our Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018; (iii) our Consolidated Statements of Partners’ Capital for the years ended December 31, 2020, 2019 and 2018; and (iv) our Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

February 19, 2021	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Vice President and Controller
(duly authorized to sign on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Panhandle Eastern Pipe Line Company, LP, in the capacities and on the dates indicated:

	Signature	Title	Date

(i)	/s/ Marshall S. McCrea, III	Co-Chief Executive Officer	February 19, 2021
	Marshall S. McCrea, III	(Co-Principal Executive Officer)

(ii)	/s/ Thomas E. Long	Co-Chief Executive Officer	February 19, 2021
	Thomas E. Long	(Co-Principal Executive Officer)

(iii)	/s/ Bradford D. Whitehurst	Chief Financial Officer	February 19, 2021
	Bradford D. Whitehurst	(Principal Financial Officer)

(iv)	The Managers of Southern Union Panhandle LLC, General Partner of Panhandle Eastern Pipe Line Company, LP

	Signature	Title	Date
	/s/ Kelcy L. Warren	Manager	February 19, 2021
	Kelcy L. Warren	Southern Union Panhandle LLC

	/s/ Thomas E. Long	Manager	February 19, 2021
	Thomas E. Long	Southern Union Panhandle LLC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Panhandle Eastern Pipe Line Company, LP and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of Southern Union Panhandle LLC and
Member of Panhandle Eastern Pipe Line Company, LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Panhandle Eastern Pipe Line Company, LP (a Delaware limited Partnership) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Pension and Other Postretirement Benefit Obligations
At December 31, 2020, the Company’s aggregate pension and other postretirement benefit obligations were $98 million and were exceeded by the fair value of the pension and other postretirement plan assets of $191 million, resulting in overfunded pension and other postretirement benefit obligations of $93 million. As explained in Note 5 to the consolidated financial statements, the Company utilized key assumptions to determine the pension and other postretirement benefit obligations. We identified the determination of the pension and other postretirement benefit obligations as a critical audit matter.
The principal consideration for our determination that the pension and other postretirement benefit obligations was a critical audit matter is that there was high estimation uncertainty due to significant judgments with respect to assumptions used to project the pension and other postretirement benefit obligations, including discount rates, future compensation levels, mortality rates, and expected returns on plan assets. Changes in these assumptions could have a significant effect on the pension and other postretirement benefit obligations.

Our audit procedures related to the determination of the pension and other postretirement benefit obligations included the following procedures, among others:

•We tested management’s process for determining the pension and other postretirement benefit obligations, including evaluating the methodologies used and the appropriateness of significant actuarial assumptions, including discount rates, future compensation levels, mortality rates, and expected returns on plan assets;
•We compared the actuarial assumptions used by management to historical trends and evaluated the reasonableness of changes in the funded status from prior year;
•We tested completeness and accuracy of the underlying data used to determine the pension and other postretirement benefit obligations, including participant data;
•We utilized an internal valuation specialist to evaluate the appropriateness and reasonableness of the valuation methods used by management’s third-party actuarial specialist, including the methodology for determining the discount rates, future compensation levels, mortality rates, and the expected returns on plan assets.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Houston, Texas
February 19, 2021

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	47	45
Accounts receivable from related companies	8	9
Exchanges receivable	6	9
Inventories	86	61
Other current assets	6	7
Total current assets	153	131

Property, plant and equipment	3,349	3,281
Accumulated depreciation	(717)	(607)
	2,632	2,674

Operating lease right-of-use assets	5	5
Other non-current assets, net	169	159
Total assets	$2,959	$2,969

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$4	$6
Accounts payable to related companies	14	34
Exchanges payable	71	47
Other current liabilities	33	75
Total current liabilities	122	162

Long-term debt, less current maturities	245	247
Note payable to related company	550	732
Non-current operating lease liabilities	5	5
Other non-current liabilities	243	221
Commitments and contingencies
Partners’ capital:
Partners’ capital	1,803	1,626
Accumulated other comprehensive loss	(9)	(24)
Total partners’ capital	1,794	1,602
Total liabilities and partners’ capital	$2,959	$2,969

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Years Ended December 31,
	2020	2019	2018
OPERATING REVENUES:
Transportation and storage of natural gas	$528	$556	$544
Other	19	22	30
Total operating revenues	547	578	574
OPERATING EXPENSES:
Cost of natural gas and other energy	—	—	4
Operating and maintenance	177	193	215
General and administrative	37	30	30
Depreciation and amortization	116	112	122
Impairment losses	—	12	—
Total operating expenses	330	347	371
OPERATING INCOME	217	231	203
OTHER EXPENSE:
Interest expense, net	(14)	(17)	(28)
Interest expense - related company	(32)	(25)	(13)
Other, net	(3)	(2)	(5)
Total other expense, net	(49)	(44)	(46)
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	168	187	157
Income tax expense (benefit)	(3)	(402)	49
NET INCOME	171	589	108

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Actuarial gain (loss) relating to postretirement benefits, net of tax amounts of $6, $4, and $11, respectively	21	23	(42)
COMPREHENSIVE INCOME	$192	$612	$66

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Dollars in millions)

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	$1,348	$(3)	$1,345
Net income	108	—	108
Distributions to partners	(95)	—	(95)
Deemed contribution from partners	31	—	31
Other comprehensive loss, net of tax	—	(42)	(42)
Other	17	(2)	15
Balance, December 31, 2018	1,409	(47)	1,362
Net income	589	—	589
Distributions to partners	(375)	—	(375)
Other comprehensive income, net of tax	—	23	23
Other	3	—	3
Balance, December 31, 2019	1,626	(24)	1,602
Net income	171	—	171
Deemed contribution from partners	4	—	4
Other comprehensive income, net of tax	—	21	21
Other	2	(6)	(4)
Balance, December 31, 2020	$1,803	$(9)	$1,794

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$171	$589	$108
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	116	112	122
Impairment losses	—	12	—
Deferred income taxes	(3)	(13)	12
Amortization of deferred financing fees	(2)	(4)	(13)
PEPL Restructuring income tax benefit	—	(428)	—
Other non-cash	9	13	8
Changes in operating assets and liabilities	(25)	(51)	31
Net cash flows provided by operating activities	266	230	268
INVESTING ACTIVITIES:
Capital expenditures	(84)	(101)	(70)
Net cash flows used in investing activities	(84)	(101)	(70)
FINANCING ACTIVITIES:
Distributions to partners	—	(375)	(24)
Note payable issued from related company	262	759	497
Repayments of loan from related company	(444)	(383)	(252)
Repayment of long-term debt	—	(150)	(400)
Other	—	—	(1)
Net cash flows used in financing activities	(182)	(149)	(180)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(20)	18
CASH AND CASH EQUIVALENTS, beginning of period	—	20	2
CASH AND CASH EQUIVALENTS, end of period	$—	$—	$20
The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts are in millions)
1.OPERATIONS AND ORGANIZATION:
The Company primarily operates interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle region of Texas and Oklahoma to major United States markets in the Midwest and Great Lakes regions and natural gas storage assets and are subject to the rules and regulations of the FERC. PEPL’s subsidiaries are Trunkline, Sea Robin and Southwest Gas.
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
Certain prior period amounts have been reclassified to conform to the 2020 presentation. These reclassifications had no impact on net income, total partners’ capital, or cash flows.
2.ESTIMATES, SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:
Basis of Presentation. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances. Investments in which the Company has significant influence over the operations of the investee are accounted for using the equity method.
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

Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Years Ended December 31,
	2020	2019	2018
Non-cash investing and financing activities:
Settlement of affiliate liability - tax payable	$—	$—	$(19)
Settlement of affiliate liability - related company payables	(4)	—	(12)
Contribution of assets from affiliate	—	—	(7)
Distribution of non-cash assets to parent	—	—	68
Supplemental cash flow information:
Accrued capital expenditures	$4	$11	$13
Cash paid for interest, net of interest capitalized	16	23	43
Cash paid for interest on note payable to related company	33	23	13
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
The following table presents the components of inventory:

	December 31,
	2020	2019
Natural gas (1)	$63	$39
Materials and supplies	23	22
	$86	$61
(1)Natural gas volumes held for operations at December 31, 2020 and 2019 were 29.2 TBtu and 19.3 TBtu, respectively.
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

Property, Plant and Equipment.
The following table presents the components of property, plant and equipment:

		December 31,
	Lives in Years	2020	2019
Land and improvements		$4	$4
Buildings and improvements	6 – 46	197	194
Pipelines and equipment	5 – 46	2,631	2,556
Natural gas storage facilities	26 – 46	360	348
Other	3 – 21	142	139
Construction work in progress		15	40
Property, plant and equipment		3,349	3,281
Accumulated depreciation and amortization		(717)	(607)
Property, plant and equipment, net		$2,632	$2,674
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
Interest Cost Capitalized. The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. Interest costs incurred during the construction period are capitalized and amortized over the life of the assets. For the year ended December 31, 2020, the Company recognized no capitalized interest. For the years ended December 31, 2019 and 2018 the Company recognized capitalized interest of $2 million and $1 million, respectively.
Related Party Transactions. Related party expenses primarily include payments for services provided by ET, ETO and other affiliates, as well as interest expense on a note payable to ETO.
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

Other Current Liabilities. Other current liabilities consisted of the following:

	December 31,
	2020	2019
Deposits from customers	$8	$13
Accrued expenses	13	21
Accrued capital expenditures	4	11
Current income tax payable	—	16
ARO	—	5
Other	8	9
Total other current liabilities	$33	$75
Other Non-Current Liabilities. Other non-current liabilities consisted of the following:

	December 31,
	2020	2019
Pension liability	$97	$103
ARO	37	30
Other	109	88
Total other non-current liabilities	$243	$221
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
Accounts Receivable and Allowance for Expected Credit Losses. The Company has a large number of customers in the electric and gas utility industries as well as oil and natural gas producers and municipalities. The large number of customers in these energy segments may impact our overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. The Company manages trade credit risk to mitigate credit losses and exposure to uncollectible trade receivables. Prospective and existing customers are reviewed regularly for creditworthiness based upon pre-established standards consistent with FERC filed tariffs to manage credit risk within approved tolerances. Customers that do not meet minimum credit standards are required to provide additional credit support in the form of a letter of credit, prepayment, or other forms of security.
The Company establishes an allowance for expected credit losses on trade receivables based on the expected ultimate recovery of these receivables and considers many factors including historical customer collection experience, general and specific economic trends, and known specific issues related to individual customers, sectors, and transactions that might impact collectability. Increases in the allowance are recorded as a component of operating expenses; reductions in the allowance are recorded when receivables are subsequently collected or written-off. Past-due receivable balances are written-off when the Company’s efforts have been unsuccessful in collecting the amount due.
The allowance for expected credit losses was not material as of December 31, 2020 and 2019.

The following table presents the relative contribution to the Company’s total operating revenue from operations of each customer that comprised at least 10% of its operating revenues:

	Years Ended December 31,
	2020	2019	2018
Customer A	12%	10%	10%
Customer B	17	16	16
Other top 10 customers	31	31	28
Remaining customers	40	43	46
Total percentage	100%	100%	100%
Accumulated Other Comprehensive Loss. The main components of accumulated other comprehensive loss are a net actuarial loss and prior service costs on pension and other postretirement benefit plans.
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
Fair Value Measurement. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk, which is primarily comprised of credit risk (both the Company’s own credit risk and counterparty credit risk) and the risks inherent in the inputs to any applicable valuation techniques. The Company places more weight on current market information concerning credit risk (e.g. current credit default swap rates) as opposed to historical information (e.g. historical default probabilities and credit ratings). These inputs can be readily observable, market corroborated, or generally unobservable. The Company endeavors to utilize the best available information, including valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. A three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value, is as follows:
•Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities;
•Level 2 – Observable inputs such as: (i) quoted prices for similar assets or liabilities in active markets; (ii) quoted prices for identical or similar assets or liabilities in markets that are not active and do not require significant adjustment based on unobservable inputs; or (iii) valuations based on pricing models, discounted cash flow methodologies or similar techniques where significant inputs (e.g., interest rates, yield curves, etc.) are derived principally from observable market data, or can be corroborated by observable market data, for substantially the full term of the assets or liabilities; and
•Level 3 – Unobservable inputs, including valuations based on pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable. Unobservable inputs are used to the extent that observable inputs are not available and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the assets or liabilities. Unobservable inputs are based on the best information available in the circumstances, which might include the Company’s own data.
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy.
The Company had $34 million and $31 million available for sale securities, included in other non-current assets, at December 31, 2020 and 2019, respectively. At December 31, 2020, $22 million in equity securities were valued at Level 1 and $12 million in fixed income securities were valued at Level 2. At December 31, 2019, $20 million in equity securities were valued at Level 1 and $11 million in fixed income securities were valued at Level 2. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value.
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
3.RELATED PARTY TRANSACTIONS:
Accounts receivable from related companies reflected on the consolidated balance sheets primarily related to services provided to ET, ETO and other affiliates. Accounts payable to related companies and advance from affiliates reflected on the consolidated balance sheets related to various services provided by ETO and other affiliates.
The following table provides a summary of related party activity included in our consolidated statements of operations:

	Years Ended December 31,
	2020	2019	2018
Operating revenues	$90	$95	$97
Operating and maintenance	10	6	3
General and administrative	23	18	24
Interest expense — related company	32	25	13
The Company settled affiliate payables with a subsidiary of ETO through non-cash contributions during the year ended December 31, 2020 for $4 million and during the year ended December 31, 2018 for $31 million.
As of December 31, 2020 and 2019, the Company had $550 million and $732 million, respectively, outstanding under a note payable to ETO. The note payable accrues interest monthly with an annual interest rate of 4.845% as of December 31, 2020 and matures on July 31, 2027.

4.DEBT OBLIGATIONS:
The following table sets forth the debt obligations of the Company:

	December 31,
	2020	2019
7.60% Senior Notes due 2024	$82	$82
7.00% Senior Notes due 2029	66	66
8.25% Senior Notes due 2029	33	33
Floating Rate Junior Subordinated Notes due 2066	54	54
Unamortized fair value adjustments	10	12
Total long-term debt outstanding	$245	$247
Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations at December 31, 2020 and 2019 was $256 million and $247 million, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
As of December 31, 2020, the Company has scheduled long-term debt principal payments as follows:

Years Ending December 31,
2021	$—
2022	—
2023	—
2024	82
2025	—
Thereafter	153
Total	$235
Floating Rate Junior Subordinated Notes
The interest rate on the remaining portion of PEPL’s $600 million junior subordinated notes due 2066 is a variable rate based upon the three-month London Interbank Offered Rate plus 3.0175%. The balance of the variable rate portion of the junior subordinated notes was $54 million at December 31, 2020 and 2019 at an effective interest rate of 3.232% and 4.927%, respectively.
Compliance With Our Covenants
The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens. Other covenants impose limitations on restricted payments, including dividends and loans to related companies, and additional indebtedness. As of December 31, 2020, the Company is in compliance with these covenants.
The Company will continue to opportunistically evaluate alternatives for funding its debt repayment obligations. Alternatives include, but are not limited to, refinancing of amounts due with new senior notes, a term loan facility or a loan provided by ETO or other affiliates.
5. RETIREMENT BENEFITS:
Postretirement Benefit Plans
Affiliates of the Company previously offered postretirement health care and life insurance benefit plans (other postretirement plans) that covered substantially all employees. Participation in the plan was subsequently frozen and medical benefits were no longer offered. Effective January 1, 2018, the plan was amended to extend coverage to a closed group of former employees based on certain criteria.

Obligations and Funded Status
Other postretirement benefit liabilities are accrued on an actuarial basis during the years an employee provides services. The following tables contain information at the dates indicated about the obligations and funded status of the Company’s other postretirement plans.

	December 31,
	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of period	$91	$78
Service cost	1	1
Interest cost	3	3
Actuarial loss	7	12
Benefits paid, net	(4)	(3)
Benefit obligation at end of period	$98	$91
Change in plan assets:
Fair value of plan assets at beginning of period	$169	$141
Return on plan assets and other	18	23
Employer contributions	8	8
Benefits paid, net	(4)	(3)
Fair value of plan assets at end of period	$191	$169

Amount overfunded at end of period (1)	$93	$78

Amounts recognized in accumulated other comprehensive loss (pre-tax basis) consist of:
Net actuarial gain	$(8)	$(5)
Prior service cost	19	37
	$11	$32
(1)Recorded as a non-current asset in the consolidated balance sheets.
Components of Net Periodic Benefit Cost
The following tables set forth the components of net periodic benefit cost of the Company’s postretirement benefit plan for the periods presented:

	Years Ended December 31,
	2020	2019	2018
Service cost	$1	$1	$1
Interest cost	3	3	2
Expected return on plan assets	(9)	(7)	(7)
Prior service credit amortization	18	24	14
Net periodic benefit cost	$13	$21	$10
Services cost is recorded within general and administrative expense while non-service cost components are recorded within other, net in our consolidated statements of operations.
The estimated prior service cost for other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2021 is $1 million.
Assumptions. The weighted-average discount rate used in determining benefit obligations was 2.16% and 2.92% at December 31, 2020 and 2019, respectively.

The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the table below:

	Years Ended December 31,
	2020	2019	2018
Discount rate	3.00%	4.05%	3.44%
Expected return on assets:
Tax exempt accounts	7.00%	7.00%	7.00%
Taxable accounts	4.75%	4.75%	4.75%
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
The assumed health care cost trend weighted-average rates used to measure the expected cost of benefits covered by the plans are shown in the table below:

	December 31,
	2020	2019
Health care cost trend rate	8.05%	8.05%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.65%	4.65%
Year that the rate reaches the ultimate trend rate	2028	2027
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
The fair value of the Company’s other postretirement plan assets at the dates indicated by asset category is as follows:

	December 31,
	2020	2019
Cash and cash equivalents	$11	$9
Total Market Index Fund (1)	87	73
Total International Index Fund(2)	18	17
U.S. Bond Index Fund (3)	75	70
Total	$191	$169
(1)The fund invests primarily in common stocks included in the Dow Jones U.S. Total Stock Market Index. As of December 31, 2020, this fund was invested 100% in domestic equities.
(2)The fund invests primarily in both the securities and in depository receipts representing securities included in the MSCI All Country World Index. As of December 31, 2020, this fund was invested 99% in foreign equities and 1% in domestic equities.
(3)The fund invests primarily in bonds included in the Bloomberg Barclays U.S. Aggregate Bond Index. As of December 31, 2020, this fund was invested 41% in U.S. Treasury, 25% in mortgage-backed securities, 26% in corporations and 8% in other.

The Total Market Index Fund and Total International Index Fund assets are classified as Level 1 assets within the fair value hierarchy. The U.S. Bond Index Fund is classified as Level 2 assets within the fair value hierarchy.
Contributions. The Company expects to make contributions of $8 million to its other postretirement plans in 2021 and annually thereafter until modified by rate case proceedings.
Benefit Payments. The Company’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below.

Years	Expected Benefit Payments
2021	$5
2022	5
2023	6
2024	6
2025	5
2026-2030	25
The Medicare Prescription Drug Act provides for a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The Company does not expect to receive any Medicare Part D subsidies in any future periods.
Defined Contribution Plan
The Company participates in ETO’s defined contribution savings plan (“Savings Plan”) that is available to virtually all employees. The Company provided matching contributions of 100% of the first 5% of the participant’s compensation paid into the Savings Plan. The Company contributed $1 million, $2 million and $2 million to the Savings Plan during the years ended December 31, 2020, 2019, and 2018, respectively.
In addition, the Company provides a 3% discretionary profit sharing contribution to eligible employees with annual base compensation below a specific threshold. Company contributions are 100% vested after five years of continuous service. The Company made discretionary profit sharing contributions of $0.5 million, $1 million and $1 million for the years ended December 31, 2020, 2019, and 2018, respectively.
As a result of the economic conditions in 2020, effective June 8, 2020, the Company ceased employer matching and profit sharing contributions through December 31, 2020. The Company resumed all such contributions in 2021.
6.INCOME TAXES:
The following table provides a summary of the current and deferred components of income tax expense (benefit) from continuing operations for the years ended December 31, 2019 and 2018. The year ended December 31, 2020 is excluded from the table below, because income tax expense is no longer significant to the Company subsequent to the PEPL Restructuring in 2019.

	Years Ended December 31,
	2019	2018
Current expense:
Federal	$31	$30
State	8	7
Total	39	37
Deferred expense (benefit):
Federal	$(349)	$2
State	(92)	10
Total	(441)	12
Total income tax expense (benefit)	$(402)	$49

The differences between the Company’s effective income tax rate and the United States federal income tax statutory rate are primarily due to state income taxes and, subsequent to the PEPL Restructuring in 2019, due to partnership earnings, not subject to tax. In addition, for the year ended December 31, 2019 income tax expense was also impacted by a benefit of $428 million due to the change in tax status associated with the PEPL Restructuring.
The Company is no longer subject to examination by the Internal Revenue Service and most state jurisdictions for 2013 and prior years. However, the Company is currently under state income tax examination for its 2013 and 2014 years.
7.ASSET RETIREMENT OBLIGATIONS:
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
The Company recorded ARO related to (i) retiring natural gas storage wells, (ii) retiring offshore platforms and lines and (iii) removing asbestos. In addition, the Company had $34 million and $31 million legally restricted for the purpose of settling ARO that was reflected as other non-current assets as of December 31, 2020 and 2019, respectively; these restricted funds did not include any material amounts of restricted cash.
The following table is a reconciliation of the carrying amount of the ARO liability for the periods presented. Changes in assumptions regarding the timing, amount, and probabilities associated with the expected cash flows, as well as the difference in actual versus estimated costs, may result in a change in the amount of the liability recognized.

	Years Ended December 31,
	2020	2019	2018
Beginning balance	$35	$26	$57
Revisions	—	9	(33)
Settled	—	(2)	(1)
Accretion expense	2	2	3
Ending balance	$37	$35	$26
8.REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
Contingent Residual Support Agreement with ETO
Under a contingent residual support agreement with ETO and Citrus ETP Finance LLC, the Company provides contingent, residual support to Citrus ETP Finance LLC (on a non-recourse basis to the Company) with respect to Citrus ETP Finance LLC’s obligations to ETO to support the payment of $2 billion in principal amount of ETO senior notes, of which $1 billion mature in each of 2022 and 2042.
FERC Proceedings
On July 18, 2018, the FERC issued a final rule establishing procedures to evaluate rates charged by the FERC-jurisdictional gas pipelines in light of the Tax Act and the FERC’s Revised Policy Statement. By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act (“NGA”) to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. Panhandle filed a cost and revenue study on April 1, 2019 and an NGA Section 4 rate case on August 30, 2019. The Section 4 and Section 5 proceedings were consolidated by order of the Chief Judge on October 1, 2019. A hearing in the combined proceedings commenced on August 25, 2020 and adjourned on September 15, 2020. By order dated January 19, 2021, the Chief Judge has extended the deadline for the initial decision to March 2021.

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
The Company is responsible for environmental remediation at certain sites on its natural gas transmission systems for contamination resulting from the past use of lubricants containing polychlorinated biphenyls (“PCBs”) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. The Company has implemented a program to remediate such contamination. The primary remaining remediation activity on the PEPL systems is associated with past use of paints containing PCBs or PCB impacts to equipment surfaces and to a building at one location. The PCB assessments are ongoing and the related estimated remediation costs are subject to further change. Other remediation typically involves the management of contaminated soils and may involve remediation of groundwater. Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility. The ultimate liability and total costs associated with these sites will depend upon many factors. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Company could potentially be held responsible for contamination caused by other parties. In some instances, the Company may share liability associated with contamination with other potentially related parties. The Company may also benefit from contractual indemnities that cover some or all of the cleanup costs. These sites are generally managed in the normal course of business or operations.
The Company’s environmental remediation activities are undertaken in cooperation with and under the oversight of appropriate regulatory agencies, enabling the Company under certain circumstances to take advantage of various voluntary cleanup programs in order to perform the remediation in the most effective and efficient manner.
The Company had accrued $1 million in non-current liabilities as of December 31, 2020 and 2019 to cover environmental remediation actions where management believes a loss is probable and reasonably estimable. The Company is not able to estimate the possible loss or range of loss in excess of amounts accrued. The Company does not have any material environmental remediation matters assessed as reasonably possible.
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable. When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of December 31, 2020 and 2019, the Company’s consolidated balance sheet reflected litigation and other claim-related accrued liabilities of $18 million. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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
9.LEASES:
The Company leases office space, land, and equipment under non-cancelable operating leases whose initial terms are typically 5 to 10 years, with some real estate leases having terms of 30 years or more, along with options that permit renewals for additional periods. At contract inception, we determine if the arrangement is a lease or contains an embedded lease and review the facts and circumstances of the arrangement to classify lease assets as operating or finance leases under Accounting Standards Codification (“ASC”) Topic 842.

At present, the majority of the Company’s active leases are classified as operating in accordance with ASC Topic 842. Balances related to operating leases are included in operating lease ROU assets, other current liabilities and operating lease liabilities in our consolidated balance sheet. Finance leases represent a small portion of the active lease agreements and are included in property and equipment, other current liabilities, and other non-current liabilities in our consolidated balance sheet. The ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation of the Company to make minimum lease payments arising from the lease for the duration of the lease term.
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
For the years ended December 31, 2020 and 2019, the Company recognized $0.2 million and $2 million, respectively, of short-term lease cost, which is reflected in operating and maintenance in the accompanying consolidated statement of operations.
The weighted average remaining lease terms and weighted average discount rate as of December 31, 2020 were as follows:

December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	12
Weighted-average discount rate (%)
Operating leases	4%
Maturities of operating lease liabilities as of December 31, 2020 are as follows:

Operating leases
2021	$—
2022	1
2023	1
2024	—
2025	1
Thereafter	3
Total lease payments	6
Less: present value discount	1
Present value of lease liabilities	$5

10.REVENUE:
Contract Balances with Customers
The Company satisfies its obligations by transferring goods or services in exchange for consideration from customers. The timing of performance may differ from the timing the associated consideration is paid to or received from the customer, thus resulting in the recognition of a contract asset or a contract liability.
The Company recognizes a contract asset when making upfront consideration payments to certain customers or when providing services to customers prior to the time at which the Company is contractually allowed to bill for such services. As of December 31, 2020 and 2019, no contract assets have been recognized.
The Company recognizes a contract liability if the customer's payment of consideration precedes the Company’s fulfillment of the performance obligations. As of December 31, 2020 and 2019, no contract liabilities have been recognized.
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
As of December 31, 2020, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations is approximately $2.44 billion, and the Company expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2021	2022	2023	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of December 31, 2020	$418	$366	$320	$1,335	$2,439
Practical Expedients Utilized by the Company
The Company elected the following practical expedients in accordance with Topic 606:
•Right to invoice - The Company elected to utilize an output method to recognize revenue that is based on the amount to which the Company has a right to invoice a customer for services performed to date, if that amount corresponds directly with the value provided to the customer for the related performance or its obligation completed to date. As such, the Company recognized revenue in the amount to which it had the right to invoice customers.
•Significant financing component - The Company elected not to adjust the promised amount of consideration for the effects of significant financing component if the Company expects, at contract inception, that the period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
•Unearned variable consideration - The Company elected to only disclose the unearned fixed consideration associated with unsatisfied performance obligations related to our various customer contracts which contain both fixed and variable components.

11.QUARTERLY FINANCIAL DATA (UNAUDITED):
The following table provides certain quarterly financial information for the periods presented:

	Quarters Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	Total
Operating revenues	$144	$126	$132	$145	$547
Operating income	58	52	55	52	217
Net income	40	43	44	44	171

	Quarters Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Total
Operating revenues	$158	$139	$135	$146	$578
Operating income	76	52	41	62	231
Net income	50	31	475	33	589