Form 10-Q
period 2021-03-31
PANHANDLE EASTERN PIPE LINE COMPANY, LP
filed 2021-05-07
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

FORM 10-Q

PANHANDLE EASTERN PIPE LINE COMPANY, LP
i

Definitions
The following is a list of certain acronyms and terms used throughout this document:

ET	Energy Transfer LP, the parent company of PEPL

ETO	Energy Transfer Operating, L.P., the former parent company of PEPL

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	accounting principles generally accepted in the United States of America

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	Securities and Exchange Commission

Southwest Gas	Pan Gas Storage LLC (d.b.a. Southwest Gas)

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC
Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Panhandle Eastern Pipe Line Company, LP and its subsidiaries (“PEPL” or the “Company”) in periodic press releases and some oral statements of PEPL officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I — Item 1A. Risk Factors” in the Company’s Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.
ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	140	47
Accounts receivable from related companies	16	8
Exchanges receivable	11	6
Inventories	86	86
Other current assets	3	6
Total current assets	256	153

Property, plant and equipment	3,358	3,349
Accumulated depreciation	(744)	(717)
	2,614	2,632

Operating lease right-of-use assets	4	5
Other non-current assets, net	171	169
Total assets	$3,045	$2,959

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$117	$4
Accounts payable to related companies	20	14
Exchanges payable	65	71
Other current liabilities	36	33
Total current liabilities	238	122

Long-term debt, less current maturities	245	245
Note payable to related company	374	550
Non-current operating lease liabilities	4	5
Other non-current liabilities	258	243
Commitments and contingencies

Partners’ capital:
Partners’ capital	1,930	1,803
Accumulated other comprehensive loss	(4)	(9)
Total partners’ capital	1,926	1,794
Total liabilities and partners’ capital	$3,045	$2,959

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING REVENUES:
Transportation and storage of natural gas	$206	$139
Other	5	5
Total operating revenues	211	144
OPERATING EXPENSES:
Operating and maintenance	40	50
General and administrative	9	10
Depreciation and amortization	26	26
Total operating expenses	75	86
OPERATING INCOME	136	58
OTHER EXPENSE:
Interest expense, net	(4)	(4)
Interest expense — related company	(6)	(9)
Other, net	—	(7)
INCOME BEFORE INCOME TAX BENEFIT	126	38
Income tax benefit	—	(2)
NET INCOME	126	40

OTHER COMPREHENSIVE INCOME, NET OF TAX
Actuarial gain relating to postretirement benefit plans	6	5

COMPREHENSIVE INCOME	$132	$45
The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2020	$1,803	$(9)	$1,794
Net income	126	—	126
Other comprehensive income, net of tax	—	6	6
Other	1	(1)	—
Balance, March 31, 2021	$1,930	$(4)	$1,926

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	$1,626	$(24)	$1,602
Net income	40	—	40
Other comprehensive income, net of tax	—	5	5
Other	4	—	4
Balance, March 31, 2020	$1,670	$(19)	$1,651
The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$126	$40
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	26	26
Deferred income taxes	—	(2)
Other non-cash	3	2
Changes in operating assets and liabilities	29	—
Net cash flows provided by operating activities	184	66
INVESTING ACTIVITIES:
Capital expenditures	(8)	(11)
Net cash flows used in investing activities	(8)	(11)
FINANCING ACTIVITIES:
Related company note activity	(176)	(55)
Net cash flows used in financing activities	(176)	(55)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

SUPPLEMENTAL INFORMATION:
Non-cash activity - Accrued capital expenditures	$2	$2
Non-cash activity - Settlement of related company payables	$—	$4
Cash paid for interest	$6	$6
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
Southern Union Panhandle LLC, an indirect wholly-owned subsidiary of ET, owns a 1% general partner interest in PEPL, and ET indirectly owns a 99% limited partner interest in PEPL. Prior to April 1, 2021, ETO owned Southern Union Panhandle LLC as well as the 99% limited partner interest in PEPL. On April 1, 2021, ETO merged with and into ET with ET surviving the merger.
Basis of Presentation
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of the Company’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
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
The following table provides a summary of the related party activity included in our consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
Operating revenues	$23	$22
Operating and maintenance	3	3
General and administrative	6	7
Interest expense — related company	6	9
As of March 31, 2021 and December 31, 2020, the Company had $374 million and $550 million, respectively, outstanding under a note payable to ETO. The note payable accrues interest monthly with an annual interest rate of 4.86% as of March 31, 2021 and matures on July 31, 2027.

3.FAIR VALUE MEASURES
The Company had $36 million and $34 million of fair value of available-for-sale securities, included in other non-current assets, as of March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, $24 million in equity securities were valued at Level 1 and $12 million in fixed income securities were valued at Level 2. At December 31, 2020, $22 million in equity securities were valued at Level 1 and $12 million in fixed income securities were valued at Level 2. During the three months ended March 31, 2021 and 2020, the Company recognized $2 million in unrealized gains and $5 million in unrealized losses, respectively, on available-for-sale securities. Unrealized gains and losses on available-for-sale securities are reflected in other, net in our consolidated statements of operations. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations (excluding related company balances) was $249 million and $256 million at March 31, 2021 and December 31, 2020, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities. The Company did not have any Level 3 instruments measured at fair value at March 31, 2021 or December 31, 2020, and there were no transfers between hierarchy levels during the periods presented.
4.REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Contingent Residual Support Agreement with ET
Under a contingent residual support agreement with ET (as successor by merger to ETO) and Citrus ETP Finance LLC, the Company provides contingent, residual support to Citrus ETP Finance LLC (on a non-recourse basis to the Company) with respect to Citrus ETP Finance LLC’s obligations to ET to support the payment of $2 billion in principal amount of ET senior notes, of which $1 billion matures in each of 2022 and 2042.
FERC Proceedings
On July 18, 2018, the FERC issued a final rule establishing procedures to evaluate rates charged by the FERC-jurisdictional gas pipelines in light of the Tax Act and the FERC’s Revised Policy Statement. By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act (“NGA”) to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. Panhandle filed a cost and revenue study on April 1, 2019 and an NGA Section 4 rate case on August 30, 2019. The Section 4 and Section 5 proceedings were consolidated by order of the Chief Judge on October 1, 2019. A hearing in the combined proceedings commenced on August 25, 2020 and adjourned on September 15, 2020. The initial decision by the administrative law judge was issued on March 26, 2021. On April 26, 2021, Panhandle filed its brief on exceptions to the initial decision.
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
The Company had accrued $1 million in non-current liabilities as of March 31, 2021 and December 31, 2020 to cover environmental remediation actions where management believes a loss is probable and reasonably estimable. The Company is not able to estimate the possible loss or range of loss in excess of amounts accrued. The Company does not have any material environmental remediation matters assessed as reasonably possible.
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable. When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of March 31, 2021 and December 31, 2020, the Company has litigation and other claim-related accrued liabilities of $18 million included in other non-current liabilities on the consolidated balance sheets. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar amounts are in millions)
The information in Item 2 has been prepared pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q. Accordingly, this Item 2 includes only management’s narrative analysis of the results of operations and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2021	2020
OPERATING REVENUES:
Transportation and storage of natural gas	$206	$139
Other	5	5
Total operating revenues	211	144
OPERATING EXPENSES:
Operating and maintenance	40	50
General and administrative	9	10
Depreciation and amortization	26	26
Total operating expenses	75	86
OPERATING INCOME	136	58
OTHER EXPENSE:
Interest expense, net	(4)	(4)
Interest expense — related company	(6)	(9)
Other, net	—	(7)
INCOME BEFORE INCOME TAX BENEFIT	126	38
Income tax benefit	—	(2)
NET INCOME	$126	$40

Panhandle natural gas volumes transported (TBtu):
PEPL	188	196
Trunkline	138	155
Sea Robin	18	24
Operating revenues. Operating revenues increased for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to increased operational gas sale revenues resulting from higher market prices due to the impact of Winter Storm Uri in February 2021.
Operating and maintenance. Operating and maintenance expenses decreased for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to the impact of an adjustment to reduce inventories to lower of cost or net realizable value in the prior period, as well as lower maintenance project costs and lower ad valorem tax expense in the current period.
Interest expense — related company. Interest expense — related company decreased for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to lower average borrowings outstanding under a note payable issued from ETO.
Other, net. Other, net decreased for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to unrealized losses on available-for-sale securities in the prior period.
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
Under the supervision and with the participation of senior management, including the Co-Chief Executive Officers and the Chief Financial Officer of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Co-Chief Executive Officers and the Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Note 4 in this Quarterly Report on Form 10-Q and in Note 8 in the Company’s Form 10-K for the year ended December 31, 2020.
The Company is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites. As a result, the Company is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters. For information regarding these matters, see Note 4 in this Quarterly Report on Form 10-Q and Note 8 included in the Company’s Form 10-K for the year ended December 31, 2020.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in “Part I - Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.
ITEM 6. EXHIBITS
The exhibits listed below are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
31.1*	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) our Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2021 and 2020; (iii) our Consolidated Statements of Partners' Capital for the three months ended March 31, 2021 and 2020; (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (v) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	May 7, 2021	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Vice President and Controller (duly authorized to sign on behalf of the registrant)