Form 10-Q
period 2021-06-30
PANHANDLE EASTERN PIPE LINE COMPANY, LP
filed 2021-08-05
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	48	47
Accounts receivable from related companies	6	8
Exchanges receivable	8	6
Inventories	110	86
Other current assets	2	6
Total current assets	174	153

Property, plant and equipment	3,374	3,349
Accumulated depreciation	(768)	(717)
	2,606	2,632

Operating lease right-of-use assets	4	5
Other non-current assets, net	177	169
Total assets	$2,961	$2,959

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$38	$4
Accounts payable to related companies	17	14
Exchanges payable	84	71
Other current liabilities	48	33
Total current liabilities	187	122

Long-term debt, less current maturities	244	245
Note payable to related company	306	550
Non-current operating lease liabilities	4	5
Other non-current liabilities	268	243
Commitments and contingencies

Partners’ capital:
Partners’ capital	1,956	1,803
Accumulated other comprehensive loss	(4)	(9)
Total partners’ capital	1,952	1,794
Total liabilities and partners’ capital	$2,961	$2,959

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
OPERATING REVENUES:
Transportation and storage of natural gas	$111	$122	$317	$261
Other	4	4	9	9
Total operating revenues	115	126	326	270
OPERATING EXPENSES:
Operating and maintenance	47	39	87	89
General and administrative	9	9	18	19
Depreciation and amortization	26	26	52	52
Total operating expenses	82	74	157	160
OPERATING INCOME	33	52	169	110
OTHER INCOME (EXPENSE):
Interest expense, net	(3)	(3)	(7)	(7)
Interest expense — related company	(4)	(8)	(10)	(17)
Other, net	—	3	—	(4)
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	26	44	152	82
Income tax expense (benefit)	—	1	—	(1)
NET INCOME	26	43	152	83

OTHER COMPREHENSIVE INCOME, NET OF TAX
Actuarial gain relating to postretirement benefit plans	—	4	6	9

COMPREHENSIVE INCOME	$26	$47	$158	$92
The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2020	$1,803	$(9)	$1,794
Net income	126	—	126
Other comprehensive income, net of tax	—	6	6
Other	1	(1)	—
Balance, March 31, 2021	1,930	(4)	1,926
Net income	26	—	26
Balance, June 30, 2021	$1,956	$(4)	$1,952

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	$1,626	$(24)	$1,602
Net income	40	—	40
Other comprehensive income, net of tax	—	5	5
Other	4	—	4
Balance, March 31, 2020	1,670	(19)	1,651
Net income	43	—	43
Other comprehensive income, net of tax	—	4	4
Balance, June 30, 2020	$1,713	$(15)	$1,698
The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$152	$83
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	52	52
Deferred income taxes	—	(1)
Amortization of deferred financing fees	(1)	(1)
Other non-cash	5	3
Changes in operating assets and liabilities	62	—
Net cash flows provided by operating activities	270	136
INVESTING ACTIVITIES:
Capital expenditures	(26)	(35)
Net cash flows used in investing activities	(26)	(35)
FINANCING ACTIVITIES:
Related company note activity	(244)	(101)
Net cash flows used in financing activities	(244)	(101)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

SUPPLEMENTAL INFORMATION:
Non-cash activity - Accrued capital expenditures	$4	$7
Non-cash activity - Settlement of related company payables	$—	$4
Cash paid for interest	$8	$8
The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts are in millions)
(unaudited)
1.ORGANIZATION AND BASIS OF PRESENTATION
Organization
PEPL and its subsidiaries primarily operates interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle region of Texas and Oklahoma to major United States markets in the Midwest and Great Lakes regions, as well as natural gas storage assets. These operations are subject to the rules and regulations of the FERC. PEPL’s subsidiaries are Trunkline, Sea Robin and Southwest Gas.
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
2.RELATED PARTY TRANSACTIONS
The following table provides a summary of the related party activity included in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenues	$22	$22	$45	$44
Operating and maintenance	5	2	8	5
General and administrative	7	6	13	13
Interest expense — related company	4	8	10	17
As of June 30, 2021 and December 31, 2020, the Company had $306 million and $550 million, respectively, outstanding under a note payable to its parent. The note payable accrues interest monthly with an annual interest rate of 4.96% as of June 30, 2021 and matures on July 31, 2027.

3.FAIR VALUE MEASURES
As of June 30, 2021 and December 31, 2020, other non-current assets included $37 million and $34 million, respectively, of available-for-sale securities carried at fair value. At June 30, 2021, $24 million in equity securities were valued at Level 1 and $13 million in fixed income securities were valued at Level 2. At December 31, 2020, $22 million in equity securities were valued at Level 1 and $12 million in fixed income securities were valued at Level 2. During the three months ended June 30, 2021 and 2020, the Company recognized $1 million and $3 million in unrealized gains, respectively, on available-for-sale securities. During the six months ended June 30, 2021 and 2020, the Company recognized $3 million in unrealized gains and $2 million in unrealized losses, respectively, on available-for-sale securities. Unrealized gains and losses on available-for-sale securities are reflected in other, net in our consolidated statements of operations. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations (excluding related company balances) was $258 million and $256 million at June 30, 2021 and December 31, 2020, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities. The Company did not have any Level 3 instruments measured at fair value at June 30, 2021 or December 31, 2020, and there were no transfers between hierarchy levels during the periods presented.
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
FERC Proceedings
By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act (“NGA”) to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. A hearing in the combined proceedings commenced on August 25, 2020 and adjourned on September 15, 2020. The initial decision by the administrative law judge was issued on March 26, 2021. On April 26, 2021, Panhandle filed its brief on exceptions to the initial decision. On May 17, 2021, Panhandle filed its brief opposing exceptions in this proceeding.
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
The Company had accrued $1 million in non-current liabilities as of June 30, 2021 and December 31, 2020 to cover environmental remediation actions where management believes a loss is probable and reasonably estimable. The Company is not able to estimate the possible loss or range of loss in excess of amounts accrued. The Company does not have any material environmental remediation matters assessed as reasonably possible.
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable. When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of June 30, 2021 and December 31, 2020, the Company had accrued liabilities for litigation and other contingencies of $56 million and $41 million, respectively, included in other non-current liabilities on the consolidated balance sheets. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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

RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2021	2020
OPERATING REVENUES:
Transportation and storage of natural gas	$317	$261
Other	9	9
Total operating revenues	326	270
OPERATING EXPENSES:
Operating and maintenance	87	89
General and administrative	18	19
Depreciation and amortization	52	52
Total operating expenses	157	160
OPERATING INCOME	169	110
OTHER EXPENSE:
Interest expense, net	(7)	(7)
Interest expense — related company	(10)	(17)
Other, net	—	(4)
INCOME BEFORE INCOME TAX BENEFIT	152	82
Income tax benefit	—	(1)
NET INCOME	$152	$83

Panhandle natural gas volumes transported (TBtu):
PEPL	363	383
Trunkline	257	286
Sea Robin	34	42
Operating revenues. Operating revenues increased for the six months ended June 30, 2021 compared to the same period in the prior year primarily due to increased operational gas sale revenues resulting from higher market prices due to the impact of Winter Storm Uri in February 2021 partially offset by lower customer utilization of transportation services.
Interest expense — related company. Interest expense — related company decreased for the six months ended June 30, 2021 compared to the same period in the prior year primarily due to lower average borrowings outstanding under a note payable due to the Company’s parent.
Other, net. Other, net decreased for the six months ended June 30, 2021 compared to the same period in the prior year primarily due to unrealized losses on available-for-sale securities in the prior period.
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
Under the supervision and with the participation of senior management, including the Co-Chief Executive Officers and the Chief Financial Officer of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Co-Chief Executive Officers and the

Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Note 4 in this Quarterly Report on Form 10-Q and in Note 8 in the Company’s Form 10-K for the year ended December 31, 2020.
The Company is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites. As a result, the Company is a party to or has property subject to various other lawsuits or proceedings involving environmental protection matters. For information regarding these matters, see Note 4 in this Quarterly Report on Form 10-Q and Note 8 included in the Company’s Form 10-K for the year ended December 31, 2020.
ITEM 1A. RISK FACTORS
The following risk factor should be read in conjunction with the risk factors described in “Part I - Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.
Cybersecurity attacks, data breaches and other disruptions affecting us, or our service providers, could materially and adversely affect our business, operations, reputation, and financial results.
The security and integrity of our information technology infrastructure and physical assets is critical to our business and our ability to perform day-to-day operations and deliver services. In addition, in the ordinary course of our business, we collect, process, transmit and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information, in our data centers and on our networks. We also engage third parties, such as service providers and vendors, who provide a broad array of software, technologies, tools, and other products, services and functions (e.g., human resources, finance, data transmission, communications, risk, compliance, among others) that enable us to conduct, monitor and/or protect our business, operations, systems and data assets.
Our information technology and infrastructure, physical assets and data, may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events (e.g., distributed denial of service (“DDoS”) attacks, ransomware attacks) that are beyond our control. These events can result from malfeasance by external parties, such as hackers, or due to human error by our or our service providers’ employees and contractors (e.g., due to social engineering or phishing attacks). In addition, the COVID-19 pandemic has presented additional operational and cybersecurity risks to our information technology infrastructure and physical assets due to our providers’ work-from-home arrangements.
We and certain of our service providers have, from time to time, been subject to cyberattacks and security incidents. The frequency and magnitude of cyberattacks is expected to increase and attackers are becoming more sophisticated. We may be unable to anticipate, detect or prevent future attacks, particularly as the methodologies used by attackers change frequently or are not recognized until launched, and we may be unable to investigate or remediate incidents because attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
Breaches of our information technology infrastructure or physical assets, or other disruptions, could result in damage to our assets, safety incidents, damage to the environment, potential liability or the loss of contracts, and have a material adverse effect on our operations, financial position and results of operations. A successful cyberattack or other security incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or loss could result in legal claims or proceedings, regulatory investigations and enforcement, penalties and fines, increased costs for system remediation and compliance requirements, disruption of our operations, damage to our reputation, or loss of confidence in our products and services, any or all of which could have a material adverse effect on our business and results. We may be required to invest significant additional resources to comply with evolving cybersecurity regulations and to modify and enhance our information security and controls, and to investigate and remediate any security vulnerabilities. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any or all of our applicable insurance policies.

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets; (ii) our Consolidated Statements of Operations and Comprehensive Income; (iii) our Consolidated Statements of Partners’ Capital; (iv) our Consolidated Statements of Cash Flows; and (v) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	August 5, 2021	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Vice President and Controller (duly authorized to sign on behalf of the registrant)