Form 10-Q
period 2021-09-30
PANHANDLE EASTERN PIPE LINE COMPANY, LP
filed 2021-11-04
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Panhandle Eastern Pipe Line Company, LP and its subsidiaries (“PEPL” or the “Company”) in periodic press releases and some oral statements of PEPL officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I — Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021, and “Part II - Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 5, 2021.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	52	47
Accounts receivable from related companies	10	8
Exchanges receivable	14	6
Inventories	105	86
Other current assets	5	6
Total current assets	186	153

Property, plant and equipment	3,393	3,349
Accumulated depreciation	(794)	(717)
	2,599	2,632

Operating lease right-of-use assets	5	5
Other non-current assets, net	180	169
Total assets	$2,970	$2,959

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$38	$4
Accounts payable to related companies	41	14
Exchanges payable	75	71
Other current liabilities	68	33
Total current liabilities	222	122

Long-term debt, less current maturities	244	245
Note payable to related company	251	550
Non-current operating lease liabilities	4	5
Other non-current liabilities	281	243
Commitments and contingencies

Partners’ capital:
Partners’ capital	1,972	1,803
Accumulated other comprehensive loss	(4)	(9)
Total partners’ capital	1,968	1,794
Total liabilities and partners’ capital	$2,970	$2,959

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
OPERATING REVENUES:
Transportation and storage of natural gas	$108	$127	$425	$388
Other	5	5	14	14
Total operating revenues	113	132	439	402
OPERATING EXPENSES:
Operating and maintenance	54	40	141	129
General and administrative	8	10	26	29
Depreciation and amortization	26	27	78	79
Total operating expenses	88	77	245	237
OPERATING INCOME	25	55	194	165
OTHER EXPENSE:
Interest expense, net	(4)	(3)	(11)	(10)
Interest expense — related company	(4)	(8)	(14)	(25)
Other, net	(1)	(1)	(1)	(5)
INCOME BEFORE INCOME TAX BENEFIT	16	43	168	125
Income tax benefit	—	(1)	—	(2)
NET INCOME	16	44	168	127

OTHER COMPREHENSIVE INCOME, NET OF TAX
Actuarial gain relating to postretirement benefit plans	—	4	6	13

COMPREHENSIVE INCOME	$16	$48	$174	$140
The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2020	$1,803	$(9)	$1,794
Net income	126	—	126
Other comprehensive income, net of tax	—	6	6
Other	1	(1)	—
Balance, March 31, 2021	1,930	(4)	1,926
Net income	26	—	26
Balance, June 30, 2021	1,956	(4)	1,952
Net income	16	—	16
Balance, September 30, 2021	$1,972	$(4)	$1,968

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	$1,626	$(24)	$1,602
Net income	40	—	40
Other comprehensive income, net of tax	—	5	5
Other	4	—	4
Balance, March 31, 2020	1,670	(19)	1,651
Net income	43	—	43
Other comprehensive income, net of tax	—	4	4
Balance, June 30, 2020	1,713	(15)	1,698
Net income	44	—	44
Other comprehensive income, net of tax	—	4	4
Other	1	(1)	—
Balance, September 30, 2020	$1,758	$(12)	$1,746
The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$168	$127
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	78	79
Deferred income taxes	—	(2)
Amortization of deferred financing fees	(1)	(1)
Other non-cash	13	4
Changes in operating assets and liabilities	88	(3)
Net cash flows provided by operating activities	346	204
INVESTING ACTIVITIES:
Capital expenditures	(47)	(65)
Net cash flows used in investing activities	(47)	(65)
FINANCING ACTIVITIES:
Related company note activity	(299)	(139)
Net cash flows used in financing activities	(299)	(139)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

SUPPLEMENTAL INFORMATION:
Non-cash activity - Accrued capital expenditures	$4	$4
Non-cash activity - Settlement of related company payables	$—	$4
Cash paid for interest	$14	$14
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
2.RELATED PARTY TRANSACTIONS
The following table provides a summary of the related party activity included in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenues	$23	$23	$68	$67
Operating and maintenance	5	3	13	12
General and administrative	6	5	19	18
Interest expense — related company	4	8	14	25
As of September 30, 2021 and December 31, 2020, the Company had $251 million and $550 million, respectively, outstanding under a note payable to its parent. The note payable accrues interest monthly with an annual interest rate of 5.03% as of September 30, 2021 and matures on July 31, 2027.

3.FAIR VALUE MEASURES
As of September 30, 2021 and December 31, 2020, other non-current assets included $37 million and $34 million, respectively, of available-for-sale securities carried at fair value. At September 30, 2021, $24 million in equity securities were valued at Level 1 and $13 million in fixed income securities were valued at Level 2. At December 31, 2020, $22 million in equity securities were valued at Level 1 and $12 million in fixed income securities were valued at Level 2. During the three months ended September 30, 2021 and 2020, the Company recognized $0.3 million in unrealized losses and $1.4 million in unrealized gains, respectively, on available-for-sale equity securities. During the nine months ended September 30, 2021 and 2020, the Company recognized $2.6 million in unrealized gains and $0.4 million in unrealized losses, respectively, on available-for-sale equity securities. Unrealized gains and losses on available-for-sale equity securities are reflected in other, net in our consolidated statements of operations. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations (excluding related company balances) was $259 million and $256 million at September 30, 2021 and December 31, 2020, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities. The Company did not have any Level 3 instruments measured at fair value at September 30, 2021 or December 31, 2020, and there were no transfers between hierarchy levels during the periods presented.
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
FERC Proceedings
By order issued January 16, 2019, the FERC initiated a review of PEPL existing rates pursuant to Section 5 of the Natural Gas Act (“NGA”) to determine whether the rates currently charged by PEPL are just and reasonable and set the matter for hearing. On August 30, 2019, PEPL filed a general rate proceeding under Section 4 of the NGA. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. A hearing in the combined proceedings commenced on August 25, 2020 and adjourned on September 15, 2020. The initial decision by the administrative law judge was issued on March 26, 2021. On April 26, 2021, PEPL filed its brief on exceptions to the initial decision. On May 17, 2021, PEPL filed its brief opposing exceptions in this proceeding.
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
The Company had accrued $1 million in non-current liabilities as of September 30, 2021 and December 31, 2020 to cover environmental remediation actions where management believes a loss is probable and reasonably estimable. The Company is not able to estimate the possible loss or range of loss in excess of amounts accrued. The Company does not have any material environmental remediation matters assessed as reasonably possible.
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable. When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of September 30, 2021 and December 31, 2020, the Company had accrued liabilities for litigation and other contingencies of $63 million and $41 million, respectively, included in other non-current liabilities on the consolidated balance sheets. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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

RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	2021	2020
OPERATING REVENUES:
Transportation and storage of natural gas	$425	$388
Other	14	14
Total operating revenues	439	402
OPERATING EXPENSES:
Operating and maintenance	141	129
General and administrative	26	29
Depreciation and amortization	78	79
Total operating expenses	245	237
OPERATING INCOME	194	165
OTHER EXPENSE:
Interest expense, net	(11)	(10)
Interest expense — related company	(14)	(25)
Other, net	(1)	(5)
INCOME BEFORE INCOME TAX BENEFIT	168	125
Income tax benefit	—	(2)
NET INCOME	$168	$127

Natural gas volumes transported (TBtu):
PEPL	549	569
Trunkline	371	421
Sea Robin	45	58
Operating revenues. Operating revenues increased for the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to an increase of $67 million in operational gas sale revenues resulting from higher market prices due to the impact of Winter Storm Uri in February 2021, partially offset by lower customer utilization of transportation services.
Operating and Maintenance. Operating and maintenance expenses increased for the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to increased employee costs and maintenance project costs.
Interest expense — related company. Interest expense — related company decreased for the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to lower average borrowings outstanding under a note payable due to the Company’s parent.
Other, net. Other, net decreased for the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to unrealized gains and losses on available-for-sale equity securities.
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

Under the supervision and with the participation of senior management, including the Co-Chief Executive Officers and the Chief Financial Officer of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Co-Chief Executive Officers and the Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets; (ii) our Consolidated Statements of Operations and Comprehensive Income; (iii) our Consolidated Statements of Partners’ Capital; (iv) our Consolidated Statements of Cash Flows; and (v) the notes to our Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company, LP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
(Registrant)

Date:	November 4, 2021	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Vice President and Controller (duly authorized to sign on behalf of the registrant)