Form 10-K
period 2021-12-31
PANHANDLE EASTERN PIPE LINE COMPANY, LP
filed 2022-02-18
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒
Panhandle Eastern Pipe Line Company, LP meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 1, 2 and 7 have been reduced and Items 10, 11, 12 and 13 have been omitted in accordance with Instruction I.

PANHANDLE EASTERN PIPE LINE COMPANY, LP

RiskDefinitions
The following is a list of certain acronyms and terms generally used throughout this annual report on Form 10-K:

/d	per day

ARO	Asset retirement obligation

Bcf	Billion cubic feet

Energy Transfer	Energy Transfer LP, the parent company of PEPL

ETO	Energy Transfer Operating, L.P., the former parent company of PEPL

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

NGA	Natural Gas Act of 1938

ROU	Right-of-use

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	Securities and Exchange Commission

Southwest Gas	Pan Gas Storage LLC (d.b.a. Southwest Gas)

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC

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
•laws and regulations regulating the environmental aspects of our business;
•climate change legislation or regulations restricting emissions of greenhouse gases;
•climate-related decreases in demand for natural gas could negatively affect our business;
•deepwater drilling laws and regulations, delays in the processing and approval of drilling permits; and
•competition for water resources or limitations on water usage for hydraulic fracturing.
Risks Related to our Structure. Our stakeholders could be impacted by risks related to our general partner being controlled by Energy Transfer.
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
Southern Union Panhandle LLC, an indirect wholly-owned subsidiary of Energy Transfer, owns a 1% general partner interest in PEPL and Energy Transfer indirectly owns a 99% limited partner interest in PEPL. Prior to April 1, 2021, ETO owned Southern Union Panhandle LLC as well as the 99% limited partner interest in PEPL. On April 1, 2021, ETO merged with and into Energy Transfer with Energy Transfer surviving the merger.
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
The Company earns most of its revenue by entering into firm transportation and storage contracts, providing capacity for customers to transport and store natural gas in its facilities. The Company provides firm transportation services under contractual arrangements to local distribution company customers and their affiliates, natural gas marketers, producers, other pipelines, electric power generators and a variety of end-users. The Company’s pipelines offer both firm and interruptible transportation to customers on a short-term and long-term basis. Demand for natural gas transmission on the Company’s pipeline systems peaks during the winter months, with the highest throughput and a higher portion of annual total operating revenues occurring during the first and fourth calendar quarters. Average reservation revenue rates realized by the Company are dependent on certain factors, including but not limited to rate regulation, customer demand for capacity, and capacity sold for a given period and, to an extent, utilization of capacity. Commodity or utilization revenues, which are more variable in nature, are dependent upon a number of factors including weather, storage and pipeline capacity availability levels, and customer demand for firm and interruptible services, including parking services. The majority of PEPL’s revenues are related to firm capacity reservation charges, of which reservation charges accounted for 74% of total revenues in 2021.
The following table provides a summary of pipeline transportation (including deliveries made throughout the Company’s pipeline network) in TBtu:

	Years Ended December 31,
	2021	2020
Panhandle transportation	731	759
Trunkline transportation	504	569
Sea Robin transportation	58	67

The following table provides a summary of certain statistical information associated with the Company at December 31, 2021:

Approximate Miles of Pipelines
Panhandle	6,000
Trunkline	2,000
Sea Robin	1,000
Peak Day Delivery Capacity (Bcf/d)
Panhandle	2.8
Trunkline	0.9
Sea Robin	2.0
Underground Storage Capacity-Owned (Bcf)	71.1
Underground Storage Capacity-Leased (Bcf)	12.0
Weighted-Average Remaining Life in Years of Firm Transportation Contracts (1)
Panhandle	4.9
Trunkline	6.4
Sea Robin (2)	N/A
Weighted-Average Remaining Life in Years of Firm Storage Contracts (1)
Panhandle	4.4
Trunkline	2.3
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
The Company is also subject to the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”) and the Pipeline Safety Improvement Act of 2002, which regulate the safety of natural gas pipelines.

Effective January 2018, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related proposals, the FERC addressed treatment of federal income tax allowances in regulated entity rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost of service rates. The FERC issued the Revised Policy Statement in response to a remand from the United States Court of Appeals for the District of Columbia Circuit in United Airlines v. FERC, in which the court determined that the FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its taxes under the current policy by both including an income-tax allowance in its cost of service and earning a return on equity calculated using the discounted cash flow methodology. On July 18, 2018, the FERC issued an order denying requests for rehearing and clarification of its Revised Policy Statement. In the rehearing order, the FERC clarified that a pipeline organized as a master limited partnership will not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs. On July 31, 2020, the United States Court of Appeals for the District of Columbia Circuit issued an opinion upholding the FERC’s decision denying a separate master limited partnership recovery of an income tax allowance and its decision not to require the master limited partnership to refund accumulated deferred income tax balances. In light of the rehearing order’s clarification regarding individual entities’ ability to argue in support of recovery of an income tax allowance and the court’s subsequent opinion upholding denial of an income tax allowance to a master limited partnership, the impact that FERC's policy on the treatment of income taxes on the rates we can charge for FERC-regulated transportation services is unknown at this time.
Even without application of the FERC’s recent rate making-related policy statements and rulemakings, the FERC or our shippers may challenge the cost of service rates we charge. The FERC’s establishment of a just and reasonable rate is based on many components, including return on equity (“ROE”) and tax-related components, but also other pipeline costs that will continue to affect FERC’s determination of just and reasonable cost-of-service rate. Moreover, we receive revenues from our pipelines based on a variety of rate structures, including cost of service rates, negotiated rates, discounted rates and market-based rates. The revenues we receive from natural gas transportation services we provide pursuant to cost of service based rates may decrease in the future as a result of changes to FERC policies, combined with the reduced corporate federal income tax rate established in the Tax Act. The extent of any revenue reduction related to our cost of service rates, if any, will depend on a detailed review of all of our cost of service components and the outcomes of any challenges to our rates by the FERC or our shippers.
By the Order issued January 16, 2019, the FERC initiated a review of PEPL’s existing rates pursuant to Section 5 of the NGA to determine whether the rates currently charged by PEPL are just and reasonable and set the matter for hearing. On August 30, 2019, PEPL filed a general rate proceeding under Section 4 of the NGA. The NGA Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. A hearing in the combined proceedings commenced on August 25, 2020 and adjourned on September 15, 2020. The initial decision by the administrative law judge was issued on March 26, 2021. On April 26, 2021, PEPL filed its brief on exceptions to the initial decision. On May 17, 2021, PEPL filed its brief opposing exceptions in this proceeding. This matter remains pending before FERC.
Pipeline Certification
The FERC issued a Notice of Inquiry on April 19, 2018 (“Pipeline Certification NOI”), thereby initiating a review of its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities, issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. We are unable to predict what, if any, changes may be proposed as a result of the Pipeline Certification NOI that will affect our natural gas pipeline business or when such proposals, if any, might become effective. Comments in response to the Pipeline Certification NOI were filed by us on May 26, 2021. We do not expect that any change in this policy would affect us in a materially different manner than any other natural gas pipeline company operating in the United States.
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
As of December 31, 2021, 206 employees of the Company, representing approximately 39% of our workforce, are covered by a number of collective bargaining agreements with various terms and dates of expiration. There can be no assurances that we will not experience a work stoppage in the future as a result of labor disagreements. Any work stoppage could, depending on the affected operations and the length of the work stoppage, have a material adverse effect on our business, financial position, results of operations or cash flows.
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
Our business is highly dependent on financial, accounting and other data processing systems and other communications and information systems, including our enterprise resource planning tools. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If a key system was to fail or experience unscheduled downtime for any reason, even if only for a short period, our operations and financial results could be affected adversely. Our systems could be damaged or interrupted by a security breach, fire, flood, power loss, telecommunications failure or similar event. We have a formal disaster recovery plan in place, but this plan may not entirely prevent delays or other complications that could arise from an information systems failure. Our business interruption insurance may not compensate us adequately for losses that may occur..
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
The Company’s credit rating can be impacted by the credit rating and activities of its parent company. Thus, adverse impacts to Energy Transfer and its activities, which may include activities unrelated to the Company, may have adverse impacts on the Company’s credit rating and financing and operating costs.

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
A rate reduction is also a possible outcome with any Section 4 rate case proceeding for the regulated entities of the Company, including any rate case proceeding required to be filed as a result of a prior rate case settlement. A regulated entity’s rate base, upon which a rate of return is allowed in the derivation of maximum rates, is primarily determined by a combination of accumulated capital investments, accumulated regulatory basis depreciation, and accumulated deferred income taxes. Such rate base can decline due to capital investments being less than depreciation over a period of time, or due to accelerated tax depreciation in excess of regulatory basis depreciation. By the Order issued January 16, 2019, the FERC initiated a review of PEPL’s existing rates pursuant to Section 5 of the NGA to determine whether the rates currently charged by PEPL are just and reasonable and set the matter for hearing. On August 30, 2019, PEPL filed a general rate proceeding under Section 4 of the NGA. The NGA Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. A hearing in the combined proceedings commenced on August 25, 2020 and adjourned on September 15, 2020. The initial decision by the administrative law judge was issued on March 26, 2021. On April 26, 2021, PEPL filed its brief on exceptions to the initial decision. On May 17, 2021, PEPL filed its brief opposing exceptions in this proceeding. This matter remains pending before FERC.
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
We are required to file with the FERC tariff rates (also known as recourse rates) that shippers may pay for interstate natural gas transportation services. We may also agree to discount these rates on a not unduly discriminatory basis or negotiate rates with shippers who elect not to pay the recourse rates. The FERC must approve or accept all rate filings for us to be allowed to charge such rates.
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
The ability of interstate pipelines held in tax-pass-through entities, like us, to include an allowance for income taxes as a cost-of-service element in their regulated rates has been subject to extensive litigation before the FERC and the courts for a number of years. Effective January 2018, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related proposals, the FERC addressed treatment of federal income tax allowances in regulated entity rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost-of-service rates. The FERC issued the Revised Policy Statement in response to a remand from the United States Court of Appeals for the District of Columbia Circuit in United Airlines v. FERC, in which the court determined that the FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its taxes under the current policy by both including an income-tax allowance in its cost of service and earning a return on equity (“ROE”) calculated using the discounted cash flow methodology. On July 18, 2018, the FERC clarified that a pipeline organized as a master limited partnership will not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs. On July 31, 2020, the United States Court of Appeals for the District of Columbia Circuit issued an opinion upholding FERC’s decision denying a separate master limited partnership recovery of an income tax allowance and its decision not to require the master limited partnership to refund accumulated deferred income tax balances. In light of the rehearing order’s clarification regarding individual entities’ ability to argue in support of recovery of an income tax allowance and the court’s subsequent opinion upholding denial of an income tax allowance to a master limited partnership, the impacts that FERC’s policy on the treatment of income taxes may have on the rates an interstate pipeline held in a tax-pass-through entity can charge for the FERC regulated transportation services are unknown at this time.
Even without application of FERC’s recent policy statements and rulemakings, under the NGA, FERC or our shippers may challenge the cost of service rates we charge. The FERC’s establishment of a just and reasonable rate is based on many components, including ROE and tax-related components, but also other pipeline costs that will continue to affect FERC’s determination of just and reasonable cost-of-service rates. Moreover, we receive revenues from our pipelines based on a variety of rate structures, including cost of service rates, negotiated rates, discounted rates and market-based rates. The revenues we receive from natural gas transportation services we provide pursuant to cost of service based rates may decrease in the future as a result of changes to FERC policies, combined with the reduced corporate federal income tax rate established in the Tax Act. The extent of any revenue reduction related to our cost of service rates, if any, will depend on a detailed review of all of Energy Transfer’s cost of service components and the outcomes of any challenges to our rates by the FERC or our shippers.
By the Order issued January 16, 2019, the FERC initiated a review of PEPL’s existing rates pursuant to Section 5 of the NGA to determine whether the rates currently charged by PEPL are just and reasonable and set the matter for hearing. On August 30, 2019, PEPL filed a general rate proceeding under Section 4 of the NGA. The NGA Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. A hearing in the combined proceedings commenced on August 25, 2020 and adjourned on September 15, 2020. The initial decision by the administrative law judge was issued on March 26,

2021. On April 26, 2021, PEPL filed its brief on exceptions to the initial decision. On May 17, 2021, PEPL filed its brief opposing exceptions in this proceeding. This matter remains pending before FERC.
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
The FERC issued a Notice of Inquiry (“NOI”) on April 19, 2018 (“2018 NOI”) initiating a review of its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities (1999 Policy Statement), issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. On February 18, 2021, the FERC issued another NOI (“2021 NOI”), reopening its review of the 1999 Policy Statement. Comments on the 2021 NOI were due on May 26, 2021. In September 2021, FERC issued a Notice of Technical Conference on Greenhouse Gas Mitigation related to natural gas infrastructure projects authorized under Sections 3 and 7 of the Natural Gas Act. A technical conference was held on November 19, 2021, and post-technical conference comments were submitted to the FERC on January 7, 2022. The FERC has not taken any further action regarding the 2018 NOI, 2021 NOI, or Technical Conference on Greenhouse Gas Mitigation, and we are unable to predict what, if any, changes may be proposed as a result of the NOIs or following the technical conference that might affect our natural gas pipeline or LNG facility operations, or when such proposals, if any, might become effective. We do not expect that any change in this policy would affect us in a materially different manner than any other similarly sized natural gas pipeline company operating in the United States.
We may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs.
Pursuant to authority under the NGPSA, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has established a series of rules requiring pipeline operators to develop and implement integrity management programs for natural gas transmission and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect high consequence areas which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources, and unusually sensitive ecological areas. These regulations require operators of covered pipelines to:
•perform ongoing assessments of pipeline integrity;
•identify and characterize applicable threats to pipeline segments that could impact an HCA;
•improve data collection, integration and analysis;
•repair and remediate the pipeline as necessary; and
•implement preventive and mitigating actions.
In addition, states have adopted regulations similar to existing PHMSA regulations for intrastate gathering and transmission lines. At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines. Any changes to pipeline safety laws by Congress and regulations by PHMSA that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. For example, in October 2019, PHMSA published the first of three regulations relating to new or more stringent requirements for certain natural gas lines and gathering lines, that had originally been proposed in 2016 as part of PHMSA’s “Gas Megarule.” The rulemaking imposed numerous requirements on onshore gas transmission pipelines relating to maximum allowable operating pressure, reconfirmation and exceedance reporting, the integrity assessment of additional pipeline mileage found in MCAs, non-HCAs, Class 3 and Class 4 areas by 2023, and the consideration of seismicity as a risk factor in integrity management. PHMSA’s second final rule, applicable to hazardous liquid transmission and gathering pipelines, significantly extended and expanded the reach of certain integrity management requirements, use of in-line inspection tools by 2039 (unless the pipeline cannot be modified to permit such use), increased annual, accident, and safety-related conditional reporting requirements, and expanded use of leak detection systems beyond HCAs. The changes adopted by these rulemakings could have a material adverse effect on our results of operations and costs of transportation services.
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
Climate change legislation or regulations restricting emissions of greenhouse gases (“GHGs”) could result in increased operating costs and reduced demand for the services we provide.
Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the United States, no comprehensive climate change legislation has been implemented at the federal level to date. However, Canada has implemented a federal carbon pricing regime, and, in the United States, President Biden has announced that he intends to pursue substantial reductions in greenhouse gas emissions, particularly from the oil and gas sector. For example, on January 27, 2021, President Biden signed an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, an increase in the production of offshore wind energy, and an increased emphasis on climate-related risks across government agencies and economic sectors. Additionally, the EPA has adopted rules under authority of the Clean Air Act that, among other things, establish Potential for Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore processing, transmission, storage and distribution facilities. In October

2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting facilities and blowdowns of natural gas transmission pipelines.
Federal agencies also have begun directly regulating GHG emissions, such as methane, from oil and natural gas operations. In June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and VOC emissions. These Subpart OOOOa standards expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. In September 2020, the EPA finalized amendments to Subpart OOOOa that rescind the methane limits for new, reconstructed and modified oil and natural gas production sources while leaving in place the general emission limits for VOCs. In addition, the rulemaking removes from the oil and natural gas category the natural gas transmission and storage segment. However, Congress passed, and President Biden signed into law, a revocation of the 2020 rulemaking, effectively reinstating the 2016 standards. Additionally, in November 2021, the EPA issued a proposed rule that, if finalized, would establish OOOOb new source and OOOOc first-time existing source standards of performance for GHG and VOC emissions for crude oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detection using optical gas imaging and subsequent repair requirements, reduction of emissions by 95% through capture and control systems, zero-emission requirements, operations and maintenance requirements, and so-called “green well” completion requirements. The EPA plans to issue a supplemental proposal enhancing this proposed rulemaking in 2022 that will contain proposed rule text, which was not included in the November 2021 proposed rule, and anticipates issuing a final rule by the end of 2022. Several states have also adopted, or are considering, adopting, regulations related to GHG emissions, some of which are more stringent than those implemented by the federal government. Methane emission standards imposed on the oil and gas sector could result in increased costs to our operations or those of our customers as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business.
At the international level, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France in signing the “Paris Agreement,” a treaty that requires member countries to submit individually-determined, non-binding GHG emission reduction goals every five years beginning in 2020. Although the United States withdrew from the Agreement under the Trump administration, President Biden recommitted the United States in February 2021, and, in April 2021, announced a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. The international community gathered again in Glasgow in November 2021 at COP26 during which multiple announcements were made, including a call for parties to eliminate fossil fuel subsidies, amongst other measures. Relatedly, the United States and European Union jointly announced at COP26 the launch of the Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including “all feasible reductions” in the energy sector.
President Biden’s January 2021 climate change executive order also directed the Secretary of the Interior to pause new oil and natural gas leasing on public lands or in offshore waters pending completion of a comprehensive review of the federal permitting and leasing practices, consider whether to adjust royalties associated with coal, oil, and gas resources extracted from public lands and offshore waters, or take other appropriate action, to account for corresponding climate costs. The executive order also directed the federal government to identify “fossil fuel subsidies” to take steps to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels. As noted above, a separate executive order issued in January 2021 established a Working Group that is called on to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane.” During 2021, the Working Group published interim estimates of the social costs of carbon, methane, and nitrous oxide and sought public comment on these estimates. The Working Group’s final recommendations are expected in early 2022. It is difficult to predict how these measures may impact our business; however, any new restrictions on oil and gas permitting or leasing on federal lands could discourage new oil and gas development by our customers, which could have an adverse effect on our business.
The adoption, strengthening and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations, and cash flows. Litigation risks are also increasing, as several oil and gas companies have been sued for allegedly causing climate-related damages due to their production and sale of fossil fuel products or for allegedly being aware of the impacts of climate change for some time but failing to adequately disclose such risks to their investors or customers.

There is also increasing financial risk for fossil fuel energy companies, as various investors become increasingly concerned about the potential effects of climate change and may elect in the future to shift some or all of their investments into other sectors. Institutional lenders who provide financing for fossil fuel energy companies also have become more attentive to sustainable lending practices that favor “clean” power sources such as wind and solar photovoltaic, making those sources more attractive for investment, and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the GFANZ announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero by 2050. Additionally, there is the possibility that financial institutions will be required to adopt policies that limit funding for fossil fuel energy companies. In late 2020, the Federal Reserve announced that it has joined NGFS, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. More recently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. Such efforts could make it more difficult to secure funding for exploration and production activities or for us to obtain funding for growth projects, and consequently could both indirectly affect demand for our services and directly affect our ability to fund construction or other capital projects. Additionally, the SEC announced its intention to promulgate rules requiring climate disclosures. Although the form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements.
Climatic events in the areas in which we operate, whether from climate change or otherwise, can cause disruptions, and in some cases, delays in, or suspension of, our services. These events, including but not limited to drought, winter storms, wildfire, extreme temperatures or flooding, may become more intense or more frequent as a result of climate change and could have an adverse effect on our continued operations. If such effects were to occur, our operations could be adversely affected in various ways, including damages to our facilities or our customers’ facilities from powerful winds or rising waters. We may experience increased insurance costs, or difficulty obtaining adequate insurance coverage, for our assets in areas subject to more frequent severe weather. We may not be able to recoup these increased costs through the rates we charge our customers. Extreme weather events could cause damage to property or facilities that could exceed our insurance coverage and our business, financial condition and results of operations could be adversely affected.
Another possible consequence of climate change is increased volatility in seasonal temperatures. The market for our natural gas is generally improved by periods of colder weather and impaired by periods of warmer weather, so any changes in climate could affect the market for the fuels that we transport, and thus demand for our services. Despite the use of the term “global warming” as a shorthand for climate change, some studies indicate that climate change could cause some areas to experience temperatures substantially colder than their historical averages. As a result, it is difficult to predict how the market for our products could be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it would be expected to have an adverse effect on our business.
A climate-related decrease in demand for natural gas could negatively affect our business.
Supply and demand for natural gas is dependent upon a variety of factors, many of which are beyond our control. These factors include, among others, the potential adoption of new government regulations, including those related to fuel conservation measures and climate change regulations, technological advances in fuel economy and energy generation devices. For example, legislative, regulatory or executive actions intended to reduce emissions of GHGs could increase the cost of consuming natural gas, thereby potentially causing a reduction in the demand for such product. A broader transition to alternative fuels or energy sources, whether resulting from potential new government regulation, carbon taxes or consumer preferences could result in decreased demand for hydrocarbon products like natural gas. Any decrease in demand for could consequently reduce demand for our services and could have a negative effect on our business.
Additional deepwater drilling laws and regulations, delays in the processing and approval of drilling permits and exploration, development, oil spill-response and decommissioning plans, and other related developments may have a material adverse effect on our business, financial condition, or results of operations.
The Federal Bureau of Ocean Energy Management (“BOEM”) and the federal Bureau of Safety and Environmental Enforcement (“BSEE”), each agencies of the United States Department of the Interior, have imposed more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. Compliance with these more stringent regulatory requirements and with existing environmental and oil spill regulations, together with any uncertainties or inconsistencies in decisions and rulings by governmental agencies, delays in the processing and approval of drilling permits or exploration, development, oil spill-response and decommissioning plans, and possible additional regulatory initiatives could result in difficult and more costly actions and adversely affect or delay new drilling and ongoing development efforts. For instance, in January 2021, the Biden administration issued an executive order focused on climate change that, among other things, directed the Secretary of the Interior to pause new oil and natural gas leasing on public lands or in offshore waters pending completion of a comprehensive review of the federal permitting and leasing practices, consider whether to adjust royalties associated with coal, oil, and gas resources extracted from public lands and offshore waters, or take other appropriate action, to account for corresponding climate costs.
In addition, new regulatory initiatives may be adopted or enforced by the BOEM or the BSEE in the future that could result in additional costs, delays, restrictions, or obligations with respect to oil and natural gas exploration and production operations conducted offshore by certain of our customers. Separately, in October 2020, BOEM and BSEE published a proposed rule regarding financial assurance requirements for offshore leases, particularly regarding requirements for bonds above base amounts prescribed by regulation. At this time, we cannot determine with any certainty the amount of any additional financial assurance that may be ordered by BOEM and required of us in the future, or that such additional financial assurance amounts can be obtained. The final publication or implementation of this rule, as well as any new rules, regulations, or legal initiatives, could delay or disrupt our customers’ operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding and costs, limit activities in certain areas, or cause our customers’ to incur penalties, or shut-in production or lease cancellation. Also, if material spill events were to occur in the future, the United States or other countries could elect to issue directives to temporarily cease drilling activities offshore and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and gas exploration and development. The overall costs imposed on our customers to implement and complete any such spill response activities or any decommissioning obligations could exceed estimated accruals, insurance limits, or supplemental bonding amounts, which could result in the incurrence of additional costs to complete. Separately, in January 2021, the Biden Administration has issued orders temporarily suspending the issuance of new authorizations and suspending the issuance of new leases pending completion of a review of current practices, for oil and gas development on federal lands and waters. The Biden Administration also published an order calling for an increase in the production of offshore wind energy, which may impact the use of federal waters. We cannot predict with any certainty the full impact of any new laws or regulations on our customers’ drilling operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations. The occurrence of any one or more of these developments could result in decreased demand for our services, which could have a material adverse effect on our business as well as our financial position, results of operation and liquidity.
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
Risks Related to our Structure
Our General Partner.
The Company is controlled by Energy Transfer.
The Company is an indirect wholly-owned subsidiary of Energy Transfer. Energy Transfer executives serve as the board of managers and as executive officers of the Company. Accordingly, Energy Transfer controls and directs all of the Company’s business affairs, decides all matters submitted for member approval and may unilaterally effect changes to its management team. In circumstances involving a conflict of interest between Energy Transfer, on the one hand, and the Company’s creditors, on the other hand, the Company can give no assurance that Energy Transfer would not exercise its power to control the Company in a manner that would benefit Energy Transfer to the detriment of the Company’s creditors.
Risks Related to Conflicts of Interest
Some of our executive officers and directors face potential conflicts of interest in managing our business.
Certain of our executive officers and directors are also officers and/or directors of Energy Transfer. These relationships may create conflicts of interest regarding corporate opportunities and other matters. The resolution of any such conflicts may not always be in our or our creditors’ best interests. In addition, these overlapping executive officers and directors allocate their time among us and Energy Transfer. These officers and directors face potential conflicts regarding the allocation of their time, which may adversely affect our business, results of operations and financial condition.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Southern Union Panhandle LLC, an indirect wholly-owned subsidiary of Energy Transfer, owns a 1% general partner interest in PEPL and Energy Transfer indirectly owns a 99% limited partner interest in PEPL.
ITEM 6. [RESERVED]

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
Overview
The Company’s business is conducted through both short- and long-term contracts with customers. Shorter-term contracts, both firm and interruptible, tend to have a greater impact on the volatility of revenues. Short-term and long-term contracts are affected by changes in market conditions and competition with other pipelines, changing supply sources and volatility in natural gas prices and basis differentials. Demand for natural gas transmission services on the Company’s pipeline system is seasonal, with the highest throughput and a higher portion of annual total operating revenues occurring in the traditional winter heating season, which occurs during the first and fourth calendar quarters. Since the majority of the Company’s revenues are related to firm capacity reservation charges, which customers pay whether they utilize their contracted capacity or not, volumes transported do not have as significant an impact on revenues over the short-term. However, longer-term demand for capacity may be affected by changes in the customers’ actual and anticipated utilization of their contracted capacity and other factors. For additional information concerning the Company’s related risk factors and the weighted-average remaining lives of firm transportation and storage contracts, see “Item 1A. Risk Factors” and “Item 1. Business,” respectively.
The Company’s regulated transportation and storage businesses can file, or be required to file, for changes in their rates, which are subject to approval by FERC. Although a significant portion of the Company’s contracts are discounted or negotiated rate contracts, changes in rates and other tariff provisions resulting from regulatory proceedings have the potential to impact negatively the Company’s results of operations and financial condition. For information related to the status of current rate filings, see “Item 1. Business – Regulation.”

Results of Operations

	Years Ended December 31,
	2021	2020
OPERATING REVENUES:
Transportation and storage of natural gas	$486	$528
Operational gas sales	67	—
Other	18	19
Total operating revenues (1)	571	547
OPERATING EXPENSES:
Operating and maintenance	206	177
General and administrative	36	37
Depreciation and amortization	104	116
Total operating expenses	346	330
OPERATING INCOME	225	217
OTHER EXPENSE:
Interest expense, net	(14)	(14)
Interest expense - related company	(17)	(32)
Other, net	1	(3)
Total other expense, net	(30)	(49)
INCOME BEFORE INCOME TAX BENEFIT	195	168
Income tax benefit	(1)	(3)
NET INCOME	$196	$171
Natural gas volumes transported (TBtu): (2)
Panhandle	731	759
Trunkline	504	569
Sea Robin	58	67
(1)Reservation revenues comprised 74% and 88% of total operating revenues for the years ended December 31, 2021 and 2020, respectively.
(2)Includes transportation deliveries made throughout the Company’s pipeline network.
The following is a discussion of the significant items and variances impacting the Company’s net income during the periods presented above:
•Transportation and storage of natural gas. Transportation and storage of natural gas revenues decreased for the year ended December 31, 2021 compared to the prior year primarily due to lower capacity sold and lower utilization of capacity sold.
•Operational gas sales. Operational gas sales increased for the year ended December 31, 2021 compared to the prior year due to the impact of Winter Storm Uri in February 2021.
•Operating and maintenance. Operating and maintenance expenses increased for the year ended December 31, 2021 compared to the prior year primarily due to higher employer costs and expenses associated with asset retirement obligations.
•Depreciation and amortization. Depreciation and amortization decreased for the year ended December 31, 2021 compared to the prior year primarily due to changes in certain estimates.
•Interest expense - related company. Interest expense - related company decreased for the year ended December 31, 2021 compared to the prior year primarily due to lower average borrowings outstanding under a note payable due to the Company’s parent.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of December 31, 2021, the Company had $54 million of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of less than $1 million annually.
Commodity Price Risk
The Company is exposed to some commodity price risk with respect to natural gas used in operations by its interstate pipelines. Specifically, the pipelines receive natural gas from customers for use in generating compression to move the customers’ natural gas. Additionally, the pipelines may have to settle system imbalances when customers’ actual receipts and deliveries do not match. When the amount of natural gas utilized in operations by the pipelines differs from the amount provided by customers, the pipelines may use natural gas from inventory or may have to buy or sell natural gas to cover these or other operational needs, resulting in commodity price risk exposure to the Company. In addition, the Company has other indirect exposure to the extent commodity price changes affect customer demand for and utilization of transportation and storage services provided by the Company. At December 31, 2021, the Company had no hedges outstanding.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2021.
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
Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a–15(f) or Rule 15d–15(f)) that occurred in the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
“Item 10. Directors, Executive Officers and Corporate Governance” has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
“Item 11. Executive Compensation” has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
“Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
“Item 13. Certain Relationships and Related Transactions, and Director Independence” has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth fees billed by Grant Thornton LLP for the audits of our annual financial statements and other services rendered (dollars in thousands):

	Years Ended December 31,
	2021	2020
Audit fees (1)	$688	$667
Audit related fees (2)	33	32
Total Fees	$721	$699
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
The Energy Transfer Audit Committee is responsible for the oversight of our accounting, reporting and financial practices, pursuant to the charter of the Energy Transfer Audit Committee. Prior to the merger of ETO into Energy Transfer in April 2021, the ETO Audit Committee was responsible for such oversight under its charter. The Energy Transfer Audit Committee (and previously the ETO Audit Committee) has the responsibility to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors; pre-approve all audit and non-audit services to be provided, consistent with all applicable laws, to us by our external auditors; and establish the fees and other compensation to be paid to our external auditors. The Energy Transfer Audit Committee (and previously the ETO Audit Committee) also oversees and directs our internal auditing program and reviews our internal controls.
The Energy Transfer Audit Committee (and previously the ETO Audit Committee) has adopted a policy for the pre-approval of audit and permitted non-audit services provided by our principal independent accountants. The policy requires that all services provided by Grant Thornton LLP including audit services, audit-related services, tax services and other services, must be pre-approved by the Energy Transfer Audit Committee (and previously the ETO Audit Committee). All fees paid or expected to be paid to Grant Thornton LLP for fiscal years 2021 and 2020 were pre-approved by the Energy Transfer Audit Committee or the ETO Audit Committee in accordance with the respective policy.

The Energy Transfer Audit Committee (and previously the ETO Audit Committee) reviews the external auditors’ proposed scope and approach as well as the performance of the external auditors. It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, regularly reviews with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and, at least annually, uses its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items):
•the auditors’ internal quality-control procedures;
•any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors;
•the independence of the external auditors;
•the aggregate fees billed by our external auditors for each of the previous two years; and
•the rotation of the lead partner.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this Report:
(1)Financial Statements - see Index to Financial Statements appearing on page F-1.
(2)Financial Statement Schedules - None.
(3)Exhibits - see Index to Exhibits set forth on page 28.
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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

February 18, 2022	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Vice President and Controller
(duly authorized to sign on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Panhandle Eastern Pipe Line Company, LP, in the capacities and on the dates indicated:

	Signature	Title	Date

(i)	/s/ Marshall S. McCrea, III	Co-Chief Executive Officer	February 18, 2022
	Marshall S. McCrea, III	(Co-Principal Executive Officer)

(ii)	/s/ Thomas E. Long	Co-Chief Executive Officer	February 18, 2022
	Thomas E. Long	(Co-Principal Executive Officer)

(iii)	/s/ Bradford D. Whitehurst	Chief Financial Officer	February 18, 2022
	Bradford D. Whitehurst	(Principal Financial Officer)

(iv)	The Managers of Southern Union Panhandle LLC, General Partner of Panhandle Eastern Pipe Line Company, LP

	Signature	Title	Date
	/s/ Kelcy L. Warren	Manager	February 18, 2022
	Kelcy L. Warren	Southern Union Panhandle LLC

	/s/ Thomas E. Long	Manager	February 18, 2022
	Thomas E. Long	Southern Union Panhandle LLC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Panhandle Eastern Pipe Line Company, LP and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of Southern Union Panhandle LLC and
Member of Panhandle Eastern Pipe Line Company, LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Panhandle Eastern Pipe Line Company, LP (a Delaware limited Partnership) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Pension and Other Postretirement Benefit Obligations
At December 31, 2021, the Company’s aggregate pension and other postretirement benefit obligations were $98 million and were exceeded by the fair value of the pension and other postretirement plan assets of $218 million, resulting in overfunded pension and other postretirement benefit obligations of $120 million. As explained in Note 5 to the consolidated financial statements, the Company utilized key assumptions to determine the pension and other postretirement benefit obligations. We identified the determination of the pension and other postretirement benefit obligations as a critical audit matter.

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
•We utilized an internal valuation specialist to evaluate the qualification of the third-party actuarial specialist engaged by the Company as well as the appropriateness and reasonableness of the valuation methods used by management’s third-party actuarial specialist, including the methodology for determining the discount rates, future compensation levels, mortality rates, and the expected returns on plan assets.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Houston, Texas
February 18, 2022

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	50	47
Accounts receivable from related companies	8	8
Exchanges receivable	7	6
Inventories	57	86
Other current assets	5	6
Total current assets	127	153

Property, plant and equipment	3,421	3,349
Accumulated depreciation	(813)	(717)
Property, plant and equipment, net	2,608	2,632

Operating lease right-of-use assets	4	5
Other non-current assets, net	192	172
Total assets	$2,931	$2,962

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$39	$4
Accounts payable to related companies	25	14
Exchanges payable	22	71
Other current liabilities	62	33
Total current liabilities	148	122

Long-term debt, less current maturities	243	245
Note payable to related company	221	550
Non-current operating lease liabilities	3	5
Other non-current liabilities	312	246
Commitments and contingencies
Partners’ capital:
Partners’ capital	2,001	1,803
Accumulated other comprehensive income (loss)	3	(9)
Total partners’ capital	2,004	1,794
Total liabilities and partners’ capital	$2,931	$2,962

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions)

	Years Ended December 31,
	2021	2020	2019
OPERATING REVENUES:
Transportation and storage of natural gas	$486	$528	$556
Operational gas sales	67	—	—
Other	18	19	22
Total operating revenues	571	547	578
OPERATING EXPENSES:
Operating and maintenance	206	177	193
General and administrative	36	37	30
Depreciation and amortization	104	116	112
Impairment losses	—	—	12
Total operating expenses	346	330	347
OPERATING INCOME	225	217	231
OTHER EXPENSE:
Interest expense, net	(14)	(14)	(17)
Interest expense - related company	(17)	(32)	(25)
Other, net	1	(3)	(2)
Total other expense, net	(30)	(49)	(44)
INCOME BEFORE INCOME TAX BENEFIT	195	168	187
Income tax benefit	(1)	(3)	(402)
NET INCOME	196	171	589

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Actuarial gain relating to postretirement benefits, net of tax amounts of $3, $6, and $4, respectively	14	21	23
COMPREHENSIVE INCOME	$210	$192	$612

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Dollars in millions)

	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	$1,409	$(47)	$1,362
Net income	589	—	589
Distributions to partners	(375)	—	(375)
Other comprehensive income, net of tax	—	23	23
Other	3	—	3
Balance, December 31, 2019	1,626	(24)	1,602
Net income	171	—	171
Deemed contribution from partners	4	—	4
Other comprehensive income, net of tax	—	21	21
Other	2	(6)	(4)
Balance, December 31, 2020	1,803	(9)	1,794
Net income	196	—	196
Other comprehensive income, net of tax	—	14	14
Other	2	(2)	—
Balance, December 31, 2021	$2,001	$3	$2,004

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$196	$171	$589
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	104	116	112
Impairment losses	—	—	12
Deferred income taxes	(2)	(3)	(13)
Amortization of deferred financing fees	(2)	(2)	(4)
PEPL Restructuring income tax benefit	—	—	(428)
Other non-cash	31	9	13
Changes in operating assets and liabilities	76	(25)	(51)
Net cash flows provided by operating activities	403	266	230
INVESTING ACTIVITIES:
Capital expenditures	(74)	(84)	(101)
Net cash flows used in investing activities	(74)	(84)	(101)
FINANCING ACTIVITIES:
Distributions to partners	—	—	(375)
Related company note activity	(329)	(182)	376
Repayment of long-term debt	—	—	(150)
Net cash flows used in financing activities	(329)	(182)	(149)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	(20)
CASH AND CASH EQUIVALENTS, beginning of period	—	—	20
CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—
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
Southern Union Panhandle LLC, an indirect wholly-owned subsidiary of Energy Transfer, owns a 1% general partner interest in PEPL and Energy Transfer indirectly owns a 99% limited partner interest in PEPL. Prior to April 1, 2021, ETO owned Southern Union Panhandle LLC as well as the 99% limited partner interest in PEPL. On April 1, 2021, ETO merged with and into Energy Transfer with Energy Transfer surviving the merger.
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
Certain prior period amounts have been reclassified to conform to the 2021 presentation. These reclassifications had no impact on net income, total partners’ capital, or cash flows.
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
The Company is subject to regulation by certain state and federal authorities. The Company has accounting policies which are in accordance with the accounting requirements and ratemaking practices of the regulatory authorities. The Company does not apply Accounting Standards Codification (“ASC”) Topic 980 in its GAAP-basis consolidated financial statements, primarily due to the level of discounting from tariff rates and its inability to recover specific costs. If ASC Topic 980 were applied, certain transactions would be reported differently in the Company’s GAAP-basis consolidated financial statements, including, among others, recording of regulatory assets, the capitalization of an equity component of invested funds on regulated capital projects and depreciation differences. The Company periodically reviews its level of discounting and negotiated rate contracts, the length of rate moratoriums and other related factors to determine if ASC Topic 980 should be applied.
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

Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Years Ended December 31,
	2021	2020	2019
Non-cash investing and financing activities:
Settlement of affiliate liability - related company payables	$—	$(4)	$—
Supplemental cash flow information:
Accrued capital expenditures	$8	$4	$11
Cash paid for interest, net of interest capitalized	15	16	23
Cash paid for interest on note payable to related company	18	33	23
Inventories. System natural gas and operating supplies consist of natural gas held for operations and materials and supplies, both of which are carried at the lower of weighted average cost or net realizable value, while natural gas owed back to customers is valued at market. The natural gas held for operations that the Company does not expect to consume in its operations in the next twelve months is reflected in non-current assets.
The following table presents the components of inventory:

	December 31,
	2021	2020
Natural gas (1)	$36	$63
Materials and supplies	21	23
	$57	$86
(1)Natural gas volumes held for operations at December 31, 2021 and 2020 were 11.4 TBtu and 29.2 TBtu, respectively.
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
Fuel Tracker. The fuel tracker is the cumulative balance of compressor fuel volumes owed to the Company by its customers or owed by the Company to its customers. The customers, pursuant to each pipeline’s tariff and related contracts, provide all compressor fuel to the pipeline based on specified percentages of the customer’s natural gas volumes delivered into the pipeline. The percentages are designed to match the actual natural gas consumed in moving the natural gas through the pipeline facilities, with any difference between the volumes provided versus volumes consumed reflected in the fuel tracker. The tariff of Trunkline, in conjunction with the customers’ contractual obligations, allows the Company to record an asset and direct bill customers for any fuel ultimately under-recovered. The other FERC-regulated PEPL entities record an expense when fuel is under-recovered or record a credit to expense to the extent any under-recovered prior period balances are subsequently recouped as they do not have such explicit billing rights specified in their tariffs. Liability accounts are maintained for net volumes of compressor fuel natural gas owed to customers collectively. The pipelines’ fuel reimbursement is in-kind and non-discountable. As of December 31, 2021 and 2020, the Company had a fuel tracker balance of $15 million and $2 million, respectively, included in other current liabilities.

Property, Plant and Equipment.
The following table presents the components of property, plant and equipment:

		December 31,
	Lives in Years	2021	2020
Land and improvements		$4	$4
Buildings and improvements	6 – 46	195	197
Pipelines and equipment	5 – 46	2,684	2,631
Natural gas storage facilities	26 – 46	368	360
Other	3 – 21	145	142
Construction work in progress		25	15
Property, plant and equipment		3,421	3,349
Accumulated depreciation and amortization		(813)	(717)
Property, plant and equipment, net		$2,608	$2,632
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
Interest Cost Capitalized. The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. Interest costs incurred during the construction period are capitalized and amortized over the life of the assets. For the years ended December 31, 2021 and 2020, the Company recognized no capitalized interest. For the year ended December 31, 2019 the Company recognized capitalized interest of $2 million.
Related Party Transactions. Related party expenses primarily include payments for services provided by Energy Transfer and other affiliates, as well as interest expense on a note payable to Energy Transfer.
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
Other Current Liabilities. Other current liabilities consisted of the following:

	December 31,
	2021	2020
Deposits from customers	$14	$8
Accrued expenses	34	13
Accrued capital expenditures	8	4
Other	6	8
Total other current liabilities	$62	$33

Other Non-Current Liabilities. Other non-current liabilities consisted of the following:

	December 31,
	2021	2020
Pension liability	$110	$97
ARO	56	37
Provision for rate refunds (1)	57	24
Other	89	88
Total other non-current liabilities	$312	$246
(1) Provision for rate refunds represents future amounts to be settled with the Company’s shippers under FERC regulation.
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
The allowance for expected credit losses was not material as of December 31, 2021 and 2020.
The following table presents the relative contribution to the Company’s total operating revenue from operations of each customer that comprised at least 10% of its operating revenues:

	Years Ended December 31,
	2021	2020	2019
Customer A	12%	12%	10%
Customer B	17	17	16
Other top 10 customers	29	31	31
Remaining customers	42	40	43
Total percentage	100%	100%	100%
Accumulated Other Comprehensive Income (Loss). The main components of accumulated other comprehensive income (loss) are net actuarial gain and prior service costs on pension and other postretirement benefit plans.
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
The Company had $39 million and $34 million available for sale securities, included in other non-current assets, at December 31, 2021 and 2020, respectively. At December 31, 2021, $26 million in equity securities were valued at Level 1 and $13 million in fixed income securities were valued at Level 2. At December 31, 2020, $22 million in equity securities were valued at Level 1 and $12 million in fixed income securities were valued at Level 2. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value.
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
3.RELATED PARTY TRANSACTIONS:
Accounts receivable from related companies reflected on the consolidated balance sheets primarily related to services provided to Energy Transfer and other affiliates. Accounts payable to related companies reflected on the consolidated balance sheets related to various services provided by Energy Transfer and other affiliates.
The following table provides a summary of related party activity included in our consolidated statements of operations:

	Years Ended December 31,
	2021	2020	2019
Operating revenues	$90	$90	$95
Operating and maintenance	19	15	27
General and administrative	25	23	18
Interest expense — related company	17	32	25
The Company settled affiliate payables with a subsidiary of Energy Transfer through non-cash contributions during the year ended December 31, 2020 for $4 million.
As of December 31, 2021 and 2020, the Company had $221 million and $550 million, respectively, outstanding under a note payable to Energy Transfer. The note payable accrues interest monthly with an annual interest rate of 4.898% as of December 31, 2021 and matures on July 31, 2027.
4.DEBT OBLIGATIONS:
The following table sets forth the debt obligations of the Company:

	December 31,
	2021	2020
7.60% Senior Notes due February 1, 2024	$82	$82
7.00% Senior Notes due July 15, 2029	66	66
8.25% Senior Notes due November 15, 2029	33	33
Floating Rate Junior Subordinated Notes due November 1, 2066	54	54
Unamortized fair value adjustments	8	10
Total long-term debt outstanding	$243	$245
Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations at December 31, 2021 and 2020 was $253 million and $256 million, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

As of December 31, 2021, the Company has scheduled long-term debt principal payments as follows:

Years Ending December 31,
2022	$—
2023	—
2024	82
2025	—
2026	—
Thereafter	153
Total	$235
Floating Rate Junior Subordinated Notes
The interest rate on PEPL’s junior subordinated notes due 2066 is a variable rate based upon the three-month London Interbank Offered Rate plus 3.0175%. The balance of the floating rate junior subordinated notes was $54 million at December 31, 2021 and 2020 at an effective interest rate of 3.149% and 3.232%, respectively.
Compliance With Our Covenants
The Company’s notes are subject to certain requirements, such as the maintenance of a fixed charge coverage ratio and a leverage ratio, which if not maintained, restrict the ability of the Company to make certain payments and impose limitations on the ability of the Company to subject its property to liens. Other covenants impose limitations on restricted payments, including dividends and loans to related companies, and additional indebtedness. As of December 31, 2021, the Company is in compliance with these covenants.
The Company will continue to opportunistically evaluate alternatives for funding its debt repayment obligations. Alternatives include, but are not limited to, refinancing of amounts due with new senior notes, a term loan facility or a loan provided by Energy Transfer or other affiliates.
5. RETIREMENT BENEFITS:
Postretirement Benefit Plans
Affiliates of the Company previously offered postretirement health care and life insurance benefit plans (other postretirement plans) that covered substantially all employees. Participation in the plan was previously frozen and medical benefits were no longer offered, except for coverage that has been extended to a closed group of former employees based on certain criteria.

Obligations and Funded Status
Other postretirement benefit liabilities are accrued on an actuarial basis during the years an employee provides services. The following tables contain information at the dates indicated about the obligations and funded status of the Company’s other postretirement plans.

	December 31,
	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of period	$98	$91
Service cost	1	1
Interest cost	2	3
Actuarial loss	1	7
Benefits paid, net	(4)	(4)
Benefit obligation at end of period	$98	$98
Change in plan assets:
Fair value of plan assets at beginning of period	$191	$169
Return on plan assets and other	23	18
Employer contributions	8	8
Benefits paid, net	(4)	(4)
Fair value of plan assets at end of period	$218	$191

Amount overfunded at end of period (1)	$120	$93

Amounts recognized in accumulated other comprehensive income (pre-tax basis) consist of:
Net actuarial gain	$(21)	$(8)
Prior service cost	18	19
	$(3)	$11
(1)Recorded as a non-current asset in the consolidated balance sheets with a non-current pension liability for overfunded amounts owed to the Company’s shippers.
Components of Net Periodic Benefit Cost
The following tables set forth the components of net periodic benefit cost of the Company’s postretirement benefit plan for the periods presented:

	Years Ended December 31,
	2021	2020	2019
Service cost	$1	$1	$1
Interest cost	2	3	3
Expected return on plan assets	(10)	(9)	(7)
Prior service credit amortization	1	18	24
Net periodic benefit cost	$(6)	$13	$21
Services cost is recorded within general and administrative expense while non-service cost components are recorded within other, net in our consolidated statements of operations.
The estimated prior service cost for other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2022 is $1 million.
Assumptions. The weighted-average discount rate used in determining benefit obligations was 2.50% and 2.16% at December 31, 2021 and 2020, respectively.

The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the table below:

	Years Ended December 31,
	2021	2020	2019
Discount rate	2.18%	3.00%	4.05%
Expected return on assets:
Tax exempt accounts	7.00%	7.00%	7.00%
Taxable accounts	4.75%	4.75%	4.75%
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
The assumed health care cost trend weighted-average rates used to measure the expected cost of benefits covered by the plans are shown in the table below:

	December 31,
	2021	2020
Health care cost trend rate	8.10%	8.05%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.90%	4.65%
Year that the rate reaches the ultimate trend rate	2029	2028
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have no material effect on accumulated postretirement benefit obligation or on total of annual service and interest cost components.
Plan Assets. The Company’s overall investment strategy is to maintain an appropriate balance of actively managed investments while maintaining a high standard of portfolio quality and achieving proper diversification. To achieve diversity within its other postretirement plan asset portfolio, the Company has targeted the following asset allocations: equity of 25% to 30% and fixed income of 65% to 70%. These target allocations are monitored by the Investment Committee of Energy Transfer’s Board of Directors in conjunction with an external investment advisor. On occasion, the asset allocations may fluctuate as compared to these guidelines as a result of Investment Committee actions.
The fair value of the Company’s other postretirement plan assets at the dates indicated by asset category is as follows:

	December 31,
	2021	2020
Cash and cash equivalents	$14	$11
Total Market Index Fund (1)	111	87
Total International Index Fund(2)	19	18
U.S. Bond Index Fund (3)	74	75
Total	$218	$191
(1)The fund invests primarily in common stocks included in the Dow Jones U.S. Total Stock Market Index. As of December 31, 2021, this fund was invested 100% in domestic equities.
(2)The fund invests primarily in both the securities and in depository receipts representing securities included in the MSCI All Country World Index. As of December 31, 2021, this fund was invested 97% in foreign equities and 3% in domestic equities.
(3)The fund invests primarily in bonds included in the Bloomberg Barclays U.S. Aggregate Bond Index. As of December 31, 2021, this fund was invested 40% in U.S. Treasury, 27% in mortgage-backed securities, 25% in corporations and 8% in other.

The Total Market Index Fund and Total International Index Fund assets are classified as Level 1 assets within the fair value hierarchy. The U.S. Bond Index Fund is classified as Level 2 assets within the fair value hierarchy.
Contributions. The Company expects to make contributions of $8 million to its other postretirement plans in 2022 and annually thereafter until modified by rate case proceedings.
Benefit Payments. The Company’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below.

Years	Expected Benefit Payments
2022	$6
2023	6
2024	6
2025	6
2026	6
2027-2031	26
The Medicare Prescription Drug Act provides for a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The Company does not expect to receive any Medicare Part D subsidies in any future periods.
Defined Contribution Plan
The Company participates in Energy Transfer’s defined contribution savings plan (“Savings Plan”) that is available to virtually all employees. The Company provided matching contributions of 100% of the first 5% of the participant’s compensation paid into the Savings Plan. The Company contributed $2 million, $1 million and $2 million to the Savings Plan during the years ended December 31, 2021, 2020, and 2019, respectively.
In addition, the Company provides a 3% discretionary profit sharing contribution to eligible employees with annual base compensation below a specific threshold. Company contributions are 100% vested after five years of continuous service. The Company made discretionary profit sharing contributions of $1 million, $0.5 million and $1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
As a result of the economic conditions in 2020, effective June 8, 2020, the Company ceased employer matching and profit sharing contributions through December 31, 2020. The Company resumed all such contributions in 2021.
6.INCOME TAXES:
The following table provides a summary of the current and deferred components of income tax benefit for the year ended December 31, 2019. The years ended December 31, 2021 and 2020 are excluded from the table below, because income tax expense is no longer significant to the Company subsequent to the PEPL Restructuring in 2019.

Year Ended December 31,
2019
Current expense:
Federal	$31
State	8
Total	39
Deferred benefit:
Federal	$(349)
State	(92)
Total	(441)
Total income tax benefit	$(402)

The differences between the Company’s effective income tax rate and the United States federal income tax statutory rate are primarily due to state income taxes and, subsequent to the PEPL Restructuring in 2019, due to partnership earnings not subject to tax. In addition, for the year ended December 31, 2019 income tax expense was also impacted by a benefit of $428 million due to the change in tax status associated with the PEPL Restructuring.
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
The Company recorded AROs related to (i) retiring natural gas storage wells, (ii) retiring offshore platforms and lines and (iii) removing asbestos. In addition, the Company had $39 million and $34 million legally restricted for the purpose of settling AROs that was reflected as other non-current assets as of December 31, 2021 and 2020, respectively; these restricted funds did not include any material amounts of restricted cash.
The following table is a reconciliation of the carrying amount of the ARO liability for the periods presented. Changes in assumptions regarding the timing, amount, and probabilities associated with the expected cash flows, as well as the difference in actual versus estimated costs, may result in a change in the amount of the liability recognized.

	Years Ended December 31,
	2021	2020	2019
Beginning balance	$37	$35	$26
Revisions	17	—	9
Settled	—	—	(2)
Accretion expense	2	2	2
Ending balance	$56	$37	$35
8.REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
Contingent Residual Support Agreement with Energy Transfer
Under a contingent residual support agreement with Energy Transfer (as successor by merger to ETO) and Citrus ETP Finance LLC, the Company provides contingent, residual support to Citrus ETP Finance LLC (on a non-recourse basis to the Company) with respect to Citrus ETP Finance LLC’s obligations to Energy Transfer to support the payment of certain Energy Transfer senior notes. As of December 31, 2021, $1 billion in principal amount of such supported Energy Transfer senior notes remains outstanding.

FERC Proceedings
By the Order issued January 16, 2019, the FERC initiated a review of PEPL’s existing rates pursuant to Section 5 of the NGA to determine whether the rates currently charged by PEPL are just and reasonable and set the matter for hearing. On August 30, 2019, PEPL filed a general rate proceeding under Section 4 of the NGA. The NGA Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. A hearing in the combined proceedings commenced on August 25, 2020 and adjourned on September 15, 2020. The initial decision by the administrative law judge was issued on March 26, 2021. On April 26, 2021, PEPL filed its brief on exceptions to the initial decision. On May 17, 2021, PEPL filed its brief opposing exceptions in this proceeding. This matter remains pending before FERC.
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
The Company had accrued $1 million in non-current liabilities as of December 31, 2021 and 2020 to cover environmental remediation actions where management believes a loss is probable and reasonably estimable. The Company is not able to estimate the possible loss or range of loss in excess of amounts accrued. The Company does not have any material environmental remediation matters assessed as reasonably possible.
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable. When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of December 31, 2021 and 2020, the Company’s consolidated balance sheet reflected litigation and other claim-related accrued liabilities of $73 million and $41 million, respectively. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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
For the years ended December 31, 2021 and 2020, the Company recognized $0.2 million of short-term lease cost, which is reflected in operating and maintenance in the accompanying consolidated statement of operations.
The weighted-average remaining lease terms and weighted-average discount rate as of December 31, 2021 were as follows:

Weighted-average remaining lease term (years)
Operating leases	13
Weighted-average discount rate (%)
Operating leases	4%

Maturities of operating lease liabilities as of December 31, 2021 are as follows:

Operating leases
2022	$—
2023	1
2024	1
2025	1
2026	1
Thereafter	1
Total lease payments	5
Less: present value discount	1
Present value of lease liabilities	$4

10.REVENUE:
Contract Balances with Customers
The Company satisfies its obligations by transferring goods or services in exchange for consideration from customers. The timing of performance may differ from the timing the associated consideration is paid to or received from the customer, thus resulting in the recognition of a contract asset or a contract liability.
The Company recognizes a contract asset when making upfront consideration payments to certain customers or when providing services to customers prior to the time at which the Company is contractually allowed to bill for such services. As of December 31, 2021 and 2020, no contract assets have been recognized.
The Company recognizes a contract liability if the customer's payment of consideration precedes the Company’s fulfillment of the performance obligations. As of December 31, 2021 and 2020, no contract liabilities have been recognized.
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
As of December 31, 2021, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations is approximately $2.27 billion, and the Company expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2022	2023	2024	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of December 31, 2021	$421	$370	$256	$1,219	$2,266
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