Form 10-Q
period 2022-03-31
PANHANDLE EASTERN PIPE LINE COMPANY, LP
filed 2022-05-05
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

FORM 10-Q

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Definitions
The following is a list of certain acronyms and terms used throughout this document:

Energy Transfer	Energy Transfer LP, the parent company of PEPL

Exchange Act	Securities Exchange Act of 1934, as amended

FERC	Federal Energy Regulatory Commission

GAAP	accounting principles generally accepted in the United States of America

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	Securities and Exchange Commission

Southwest Gas	Pan Gas Storage LLC (d.b.a. Southwest Gas)

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC
Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Panhandle Eastern Pipe Line Company, LP and its subsidiaries (“PEPL” or the “Company”) in periodic press releases and some oral statements of PEPL officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I — Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 18, 2022.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	43	50
Accounts receivable from related companies	8	8
Exchanges receivable	18	7
Inventories	54	57
Other current assets	4	5
Total current assets	127	127

Property, plant and equipment	3,429	3,421
Accumulated depreciation	(838)	(813)
Property, plant and equipment, net	2,591	2,608

Operating lease right-of-use assets	3	4
Other non-current assets, net	201	192
Total assets	$2,922	$2,931

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$2	$39
Accounts payable to related companies	72	25
Exchanges payable	17	22
Other current liabilities	64	62
Total current liabilities	155	148

Long-term debt	243	243
Note payable to related company	127	221
Non-current operating lease liabilities	3	3
Other non-current liabilities	336	312
Commitments and contingencies

Partners’ capital:
Partners’ capital	2,051	2,001
Accumulated other comprehensive income	7	3
Total partners’ capital	2,058	2,004
Total liabilities and partners’ capital	$2,922	$2,931

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING REVENUES:
Transportation and storage of natural gas	$132	$139
Operational gas sales	—	67
Other	5	5
Total operating revenues	137	211
OPERATING EXPENSES:
Operating and maintenance	45	40
General and administrative	10	9
Depreciation and amortization	25	26
Total operating expenses	80	75
OPERATING INCOME	57	136
OTHER EXPENSE:
Interest expense, net	(4)	(4)
Interest expense — related company	(2)	(6)
Other, net	(1)	—
INCOME BEFORE INCOME TAX EXPENSE	50	126
Income tax expense	1	—
NET INCOME	49	126

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Actuarial gain relating to postretirement benefit plans	4	6

COMPREHENSIVE INCOME	$53	$132
The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2021	$2,001	$3	$2,004
Net income	49	—	49
Other comprehensive income, net of tax	—	4	4
Other	1	—	1
Balance, March 31, 2022	$2,051	$7	$2,058

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2020	$1,803	$(9)	$1,794
Net income	126	—	126
Other comprehensive income, net of tax	—	6	6
Other	1	(1)	—
Balance, March 31, 2021	$1,930	$(4)	$1,926
The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income	$49	$126
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	25	26
Other non-cash	2	3
Changes in operating assets and liabilities	32	29
Net cash flows provided by operating activities	108	184
INVESTING ACTIVITIES:
Capital expenditures	(14)	(8)
Net cash flows used in investing activities	(14)	(8)
FINANCING ACTIVITIES:
Related company note activity	(94)	(176)
Net cash flows used in financing activities	(94)	(176)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

SUPPLEMENTAL INFORMATION:
Non-cash activity - Accrued capital expenditures	$2	$2
Cash paid for interest	$6	$6
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
Southern Union Panhandle LLC, an indirect wholly-owned subsidiary of Energy Transfer, owns a 1% general partner interest in PEPL, and Energy Transfer indirectly owns a 99% limited partner interest in PEPL.
Basis of Presentation
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of the Company’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
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
2.RELATED PARTY TRANSACTIONS
The following table provides a summary of the related party activity included in our consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
Operating revenues	$22	$23
Operating and maintenance	5	3
General and administrative	7	6
Interest expense — related company	2	6
As of March 31, 2022 and December 31, 2021, the Company had $127 million and $221 million, respectively, outstanding under a note payable to its parent. The note payable accrues interest monthly with an annual interest rate of 4.90% as of March 31, 2022 and matures on July 31, 2027.

3.FAIR VALUE MEASURES
As of March 31, 2022 and December 31, 2021, other non-current assets included $37 million and $39 million, respectively, of investments carried at fair value. At March 31, 2022, $24 million in equity securities were valued at Level 1 and $13 million in fixed income securities were valued at Level 2. At December 31, 2021, $26 million in equity securities were valued at Level 1 and $13 million in fixed income securities were valued at Level 2. During the three months ended March 31, 2022 and 2021, the Company recognized $2 million in unrealized losses and $2 million in unrealized gains, respectively, on equity securities. Unrealized gains and losses on equity securities are reflected in other, net in our consolidated statements of operations. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations (excluding related company balances) was $243 million and $253 million at March 31, 2022 and December 31, 2021, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities. The Company did not have any Level 3 instruments measured at fair value at March 31, 2022 or December 31, 2021, and there were no transfers between hierarchy levels during the periods presented.
4.REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Contingent Residual Support Agreement with ET
Under a contingent residual support agreement with Energy Transfer and Citrus ETP Finance LLC, the Company provides contingent, residual support to Citrus ETP Finance LLC (on a non-recourse basis to the Company) with respect to Citrus ETP Finance LLC’s obligations to Energy Transfer to support the payment of certain ET senior notes. As of March 31, 2022, $1 billion in principal amount of such supported Energy Transfer senior notes remains outstanding.
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
The Company had accrued $1 million in non-current liabilities as of March 31, 2022 and December 31, 2021 to cover environmental remediation actions where management believes a loss is probable and reasonably estimable. The Company is not able to estimate the possible loss or range of loss in excess of amounts accrued. The Company does not have any material environmental remediation matters assessed as reasonably possible.
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable. When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of March 31, 2022 and December 31, 2021, the Company had accrued liabilities for litigation and other contingencies of $92 million and $73 million, respectively, included in other non-current liabilities on the consolidated balance sheets. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar amounts are in millions)
The information in Item 2 has been prepared pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q. Accordingly, this Item 2 includes only management’s narrative analysis of the results of operations and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 18, 2022.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021
OPERATING REVENUES:
Transportation and storage of natural gas	$132	$139
Operational gas sales	—	67
Other	5	5
Total operating revenues	137	211
OPERATING EXPENSES:
Operating and maintenance	45	40
General and administrative	10	9
Depreciation and amortization	25	26
Total operating expenses	80	75
OPERATING INCOME	57	136
OTHER EXPENSE:
Interest expense, net	(4)	(4)
Interest expense — related company	(2)	(6)
Other, net	(1)	—
INCOME BEFORE INCOME TAX EXPENSE	50	126
Income tax expense	1	—
NET INCOME	$49	$126

Natural gas volumes transported (TBtu):
PEPL	192	188
Trunkline	137	138
Sea Robin	12	18
Transportation and storage of natural gas. Transportation and storage of natural gas decreased for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to to lower rates for capacity sold.
Operational gas sales. Operational gas sales for the three months ended March 31, 2021 were due to the impact of Winter Storm Uri in February 2021.
Operating and Maintenance. Operating and maintenance expenses increased for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to increased employee costs and higher direct costs due to level of activity and price increases.
Interest expense — related company. Interest expense — related company decreased for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to lower average borrowings outstanding under a note payable due to the Company’s parent.
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
Under the supervision and with the participation of senior management, including the Co-Chief Executive Officers and the Chief Financial Officer of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Co-Chief Executive Officers and the Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Note 4 in “Part I - Item 1. Financial Statements” in this Quarterly Report on Form 10-Q and in Note 8 in “Part II - Item 8. Financial Statements and Supplementary Data” in the Company’s Form 10-K for the year ended December 31, 2021.
The Company is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites. As a result, the Company is a party to or has property subject to various other lawsuits or proceedings involving environmental protection matters. For information regarding these matters, see Note 4 in “Part I - Item 1. Financial Statements” in this Quarterly Report on Form 10-Q and Note 8 in “Part II - Item 8. Financial Statements and Supplementary Data” in the Company’s Form 10-K for the year ended December 31, 2021.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in “Part I - Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 18, 2022.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date:	May 5, 2022	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Vice President and Controller (duly authorized to sign on behalf of the registrant)