Form 10-Q
period 2022-06-30
PANHANDLE EASTERN PIPE LINE COMPANY, LP
filed 2022-08-04
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	42	50
Accounts receivable from related companies	8	8
Exchanges receivable	17	7
Inventories	85	57
Other current assets	4	5
Total current assets	156	127

Property, plant and equipment	3,474	3,421
Accumulated depreciation	(892)	(813)
Property, plant and equipment, net	2,582	2,608

Operating lease right-of-use assets	3	4
Other non-current assets, net	200	192
Total assets	$2,941	$2,931

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$4	$39
Accounts payable to related companies	108	25
Exchanges payable	40	22
Other current liabilities	83	62
Total current liabilities	235	148

Long-term debt	242	243
Note payable to related company	29	221
Non-current operating lease liabilities	3	3
Other non-current liabilities	347	312
Commitments and contingencies

Partners’ capital:
Partners’ capital	2,077	2,001
Accumulated other comprehensive income	8	3
Total partners’ capital	2,085	2,004
Total liabilities and partners’ capital	$2,941	$2,931

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
OPERATING REVENUES:
Transportation and storage of natural gas	$109	$111	$241	$250
Operational gas sales	—	—	—	67
Other	6	4	11	9
Total operating revenues	115	115	252	326
OPERATING EXPENSES:
Operating and maintenance	46	47	91	87
General and administrative	9	9	19	18
Depreciation and amortization	27	26	52	52
Total operating expenses	82	82	162	157
OPERATING INCOME	33	33	90	169
OTHER EXPENSE:
Interest expense, net	(4)	(3)	(8)	(7)
Interest expense — related company	(1)	(4)	(3)	(10)
Other, net	(2)	—	(3)	—
INCOME BEFORE INCOME TAX EXPENSE	26	26	76	152
Income tax expense	—	—	1	—
NET INCOME	26	26	75	152

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Actuarial gain relating to postretirement benefit plans	1	—	5	6

COMPREHENSIVE INCOME	$27	$26	$80	$158
The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2021	$2,001	$3	$2,004
Net income	49	—	49
Other comprehensive income, net of tax	—	4	4
Other	1	—	1
Balance, March 31, 2022	2,051	7	2,058
Net income	26	—	26
Other comprehensive income, net of tax	—	1	1
Balance, June 30, 2022	$2,077	$8	$2,085

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2020	$1,803	$(9)	$1,794
Net income	126	—	126
Other comprehensive income, net of tax	—	6	6
Other	1	(1)	—
Balance, March 31, 2021	1,930	(4)	1,926
Net income	26	—	26
Balance, June 30, 2021	$1,956	$(4)	$1,952
The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$75	$152
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	52	52
Amortization of deferred financing fees	(1)	(1)
Other non-cash	2	5
Changes in operating assets and liabilities	95	62
Net cash flows provided by operating activities	223	270
INVESTING ACTIVITIES:
Capital expenditures	(31)	(26)
Net cash flows used in investing activities	(31)	(26)
FINANCING ACTIVITIES:
Related company note activity	(192)	(244)
Net cash flows used in financing activities	(192)	(244)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

SUPPLEMENTAL INFORMATION:
Non-cash activity - Accrued capital expenditures	$4	$4
Cash paid for interest	$8	$8
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
2.RELATED PARTY TRANSACTIONS
The following table provides a summary of the related party activity included in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues	$23	$22	$45	$45
Operating and maintenance	3	5	8	8
General and administrative	6	7	13	13
Interest expense — related company	1	4	3	10
As of June 30, 2022 and December 31, 2021, the Company had $29 million and $221 million, respectively, outstanding under a note payable to its parent. The note payable accrues interest monthly with an annual interest rate of 4.99% as of June 30, 2022 and matures on July 31, 2027.

3.FAIR VALUE MEASURES
As of June 30, 2022 and December 31, 2021, other non-current assets included $36 million and $39 million, respectively, of investments carried at fair value. At June 30, 2022, $23 million in equity securities were valued at Level 1 and $13 million in fixed income securities were valued at Level 2. At December 31, 2021, $26 million in equity securities were valued at Level 1 and $13 million in fixed income securities were valued at Level 2. During the three months ended June 30, 2022 and 2021, the Company recognized $4 million in unrealized losses and $1 million in unrealized gains, respectively, on equity securities. During the six months ended June 30, 2022 and 2021, the Company recognized $6 million in unrealized losses and $3 million in unrealized gains, respectively, on equity securities. Unrealized gains and losses on equity securities are reflected in other, net in our consolidated statements of operations. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations (excluding related company balances) was $227 million and $253 million at June 30, 2022 and December 31, 2021, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities. The Company did not have any Level 3 instruments measured at fair value at June 30, 2022 or December 31, 2021, and there were no transfers between hierarchy levels during the periods presented.
4.REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Contingent Residual Support Agreement with ET
Under a contingent residual support agreement with Energy Transfer and Citrus ETP Finance LLC, the Company provides contingent, residual support to Citrus ETP Finance LLC with respect to Citrus ETP Finance LLC’s obligations to Energy Transfer to support the payment of certain ET senior notes. As of June 30, 2022, $1 billion in principal amount of such supported Energy Transfer senior notes remains outstanding.
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
The Company had accrued $1 million in non-current liabilities as of June 30, 2022 and December 31, 2021 to cover environmental remediation actions where management believes a loss is probable and reasonably estimable. The Company is not able to estimate the possible loss or range of loss in excess of amounts accrued. The Company does not have any material environmental remediation matters assessed as reasonably possible.
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable. When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of June 30, 2022 and December 31, 2021, the Company had accrued liabilities for litigation and other contingencies of $107 million and $73 million, respectively, included in other non-current liabilities on the consolidated balance sheets. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
Other Commitments and Contingencies
The Company is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment (the transfer of property to the state) of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements. The Company is currently being examined by a third party auditor on behalf of nine states for compliance with unclaimed property laws, and there are no material claim contingencies associated with the examination.

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

RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2022	2021
OPERATING REVENUES:
Transportation and storage of natural gas	$241	$250
Operational gas sales	—	67
Other	11	9
Total operating revenues	252	326
OPERATING EXPENSES:
Operating and maintenance	91	87
General and administrative	19	18
Depreciation and amortization	52	52
Total operating expenses	162	157
OPERATING INCOME	90	169
OTHER EXPENSE:
Interest expense, net	(8)	(7)
Interest expense — related company	(3)	(10)
Other, net	(3)	—
INCOME BEFORE INCOME TAX EXPENSE	76	152
Income tax expense	1	—
NET INCOME	$75	$152

Natural gas volumes transported (TBtu):
PEPL	377	363
Trunkline	255	257
Sea Robin	23	34
Transportation and storage of natural gas. Transportation and storage of natural gas decreased for the six months ended June 30, 2022 compared to the same period in the prior year primarily due to less capacity sold.
Operational gas sales. Operational gas sales for the six months ended June 30, 2021 were due to the impact of Winter Storm Uri in February 2021.
Operating and Maintenance. Operating and maintenance expenses increased for the six months ended June 30, 2022 compared to the same period in the prior year primarily due to higher ad valorem taxes and increased direct costs due to level of activity and price increases.
Interest expense — related company. Interest expense — related company decreased for the six months ended June 30, 2022 compared to the same period in the prior year primarily due to lower average borrowings outstanding under a note payable due to the Company’s parent.
Other, net. Other, net decreased for the six months ended June 30, 2022 compared to the same period in the prior year primarily due to unrealized losses on equity securities, partially offset by a reduction of non-service cost components of the Company’s postretirement benefit plan.
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
Under the supervision and with the participation of senior management, including the Co-Chief Executive Officers and the Chief Financial Officer of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Co-Chief Executive Officers and the Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date:	August 4, 2022	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Vice President and Controller (duly authorized to sign on behalf of the registrant)