Form 10-Q
period 2022-09-30
PANHANDLE EASTERN PIPE LINE COMPANY, LP
filed 2022-11-03
CIK 76063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	48	50
Accounts receivable from related companies	8	8
Exchanges receivable	15	7
Inventories	68	57
Other current assets	5	5
Total current assets	144	127

Property, plant and equipment	3,502	3,421
Accumulated depreciation	(918)	(813)
Property, plant and equipment, net	2,584	2,608

Operating lease right-of-use assets	3	4
Note receivable from related company	59	—
Other non-current assets, net	201	192
Total assets	$2,991	$2,931

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$6	$39
Accounts payable to related companies	155	25
Exchanges payable	24	22
Other current liabilities	89	62
Total current liabilities	274	148

Long-term debt	242	243
Note payable to related company	—	221
Non-current operating lease liabilities	3	3
Other non-current liabilities	367	312
Commitments and contingencies

Partners’ capital:
Partners’ capital	2,097	2,001
Accumulated other comprehensive income	8	3
Total partners’ capital	2,105	2,004
Total liabilities and partners’ capital	$2,991	$2,931

The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
OPERATING REVENUES:
Transportation and storage of natural gas	$114	$108	$355	$358
Operational gas sales	—	—	—	67
Other	5	5	16	14
Total operating revenues	119	113	371	439
OPERATING EXPENSES:
Operating and maintenance	57	54	148	141
General and administrative	10	8	29	26
Depreciation and amortization	26	26	78	78
Total operating expenses	93	88	255	245
OPERATING INCOME	26	25	116	194
OTHER EXPENSE:
Interest expense, net	(4)	(4)	(12)	(11)
Interest expense — related company	—	(4)	(3)	(14)
Other, net	(3)	(1)	(6)	(1)
INCOME BEFORE INCOME TAX EXPENSE	19	16	95	168
Income tax expense	—	—	1	—
NET INCOME	19	16	94	168

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Actuarial gain relating to postretirement benefit plans	—	—	5	6

COMPREHENSIVE INCOME	$19	$16	$99	$174
The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Dollars in millions)
(unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2021	$2,001	$3	$2,004
Net income	49	—	49
Other comprehensive income, net of tax	—	4	4
Other	1	—	1
Balance, March 31, 2022	2,051	7	2,058
Net income	26	—	26
Other comprehensive income, net of tax	—	1	1
Balance, June 30, 2022	2,077	8	2,085
Net income	19	—	19
Other	1	—	1
Balance, September 30, 2022	$2,097	$8	$2,105

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2020	$1,803	$(9)	$1,794
Net income	126	—	126
Other comprehensive income, net of tax	—	6	6
Other	1	(1)	—
Balance, March 31, 2021	1,930	(4)	1,926
Net income	26	—	26
Other comprehensive income, net of tax	—	—	—
Balance, June 30, 2021	1,956	(4)	1,952
Net income	16	—	16
Balance, September 30, 2021	$1,972	$(4)	$1,968
The accompanying notes are an integral part of these consolidated financial statements.

PANHANDLE EASTERN PIPE LINE COMPANY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$94	$168
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	78	78
Amortization of deferred financing fees	(1)	(1)
Other non-cash	11	13
Changes in operating assets and liabilities	162	88
Net cash flows provided by operating activities	344	346
INVESTING ACTIVITIES:
Capital expenditures	(64)	(47)
Related company note receivable activity	(59)	—
Net cash flows used in investing activities	(123)	(47)
FINANCING ACTIVITIES:
Related company note payable activity	(221)	(299)
Net cash flows used in financing activities	(221)	(299)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

SUPPLEMENTAL INFORMATION:
Non-cash activity - Accrued capital expenditures	$4	$4
Cash paid for interest	$14	$14
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
Certain prior period amounts have been reclassified to conform to the 2022 presentation. These reclassifications had no impact on net income, total partners’ capital, or cash flows.
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
2.RELATED PARTY TRANSACTIONS
The following table provides a summary of the related party activity included in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues	$22	$23	$67	$68
Operating and maintenance	4	5	12	13
General and administrative	6	6	19	19
Interest expense — related company	—	4	3	14
In 2022, the Company repaid the remaining outstanding balance under a note payable to Energy Transfer.

3.FAIR VALUE MEASURES
As of September 30, 2022 and December 31, 2021, other non-current assets included $31 million and $39 million, respectively, of investments carried at fair value. At September 30, 2022, $20 million in equity securities were valued at Level 1 and $11 million in fixed income securities were valued at Level 2. At December 31, 2021, $26 million in equity securities were valued at Level 1 and $13 million in fixed income securities were valued at Level 2. During the three months ended September 30, 2022 and 2021, the Company recognized $2 million in unrealized losses and $0.3 million in unrealized losses, respectively, on equity securities. During the nine months ended September 30, 2022 and 2021, the Company recognized $8 million in unrealized losses and $2.6 million in unrealized gains, respectively, on equity securities. Unrealized gains and losses on equity securities are reflected in other, net in our consolidated statements of operations. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations (excluding related company balances) was $221 million and $253 million at September 30, 2022 and December 31, 2021, respectively. The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities. The Company did not have any Level 3 instruments measured at fair value at September 30, 2022 or December 31, 2021, and there were no transfers between hierarchy levels during the periods presented.
4.REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Contingent Residual Support Agreement with ET
Under a contingent residual support agreement with Energy Transfer and Citrus ETP Finance LLC, the Company provides contingent, residual support to Citrus ETP Finance LLC with respect to Citrus ETP Finance LLC’s obligations to Energy Transfer to support the payment of certain ET senior notes. As of September 30, 2022, $1 billion in principal amount of such supported Energy Transfer senior notes remains outstanding.
FERC Proceedings
By the Order issued January 16, 2019, the FERC initiated a review of PEPL’s existing rates pursuant to Section 5 of the NGA to determine whether the rates currently charged by PEPL are just and reasonable and set the matter for hearing. On August 30, 2019, PEPL filed a general rate proceeding under Section 4 of the NGA. The NGA Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. A hearing in the combined proceedings commenced on August 25, 2020 and adjourned on September 15, 2020. The initial decision by the administrative law judge was issued on March 26, 2021. On April 26, 2021, PEPL filed its brief on exceptions to the initial decision. On May 17, 2021, PEPL filed its brief opposing exceptions in this proceeding. This matter remains pending before the FERC.
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
The Company had accrued $1 million in non-current liabilities as of September 30, 2022 and December 31, 2021 to cover environmental remediation actions where management believes a loss is probable and reasonably estimable. The Company is not able to estimate the possible loss or range of loss in excess of amounts accrued. The Company does not have any material environmental remediation matters assessed as reasonably possible.
Liabilities for Litigation and Other Claims
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable. When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made. As of September 30, 2022 and December 31, 2021, the Company had accrued liabilities for litigation and other contingencies of $121 million and $73 million, respectively, included in other non-current liabilities on the consolidated balance sheets. The Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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

RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	2022	2021
OPERATING REVENUES:
Transportation and storage of natural gas	$355	$358
Operational gas sales	—	67
Other	16	14
Total operating revenues	371	439
OPERATING EXPENSES:
Operating and maintenance	148	141
General and administrative	29	26
Depreciation and amortization	78	78
Total operating expenses	255	245
OPERATING INCOME	116	194
OTHER EXPENSE:
Interest expense, net	(12)	(11)
Interest expense — related company	(3)	(14)
Other, net	(6)	(1)
INCOME BEFORE INCOME TAX EXPENSE	95	168
Income tax expense	1	—
NET INCOME	$94	$168

Natural gas volumes transported (TBtu):
PEPL	563	549
Trunkline	394	371
Sea Robin	31	45
Transportation and storage of natural gas. Transportation and storage of natural gas decreased for the nine months ended September 30, 2022 compared to the same period in the prior year primarily due to lower rates on capacity sold.
Operational gas sales. Operational gas sales for the nine months ended September 30, 2021 were due to the impact of Winter Storm Uri in February 2021.
Operating and Maintenance. Operating and maintenance expenses increased for the nine months ended September 30, 2022 compared to the same period in the prior year primarily due to increased direct costs due to level of activity and price increases.
Interest expense — related company. Interest expense — related company decreased for the nine months ended September 30, 2022 compared to the same period in the prior year primarily due to lower average borrowings outstanding under a note payable due to the Company’s parent, which was repaid during the quarter ended September 30, 2022.
Other, net. Other, net decreased for the nine months ended September 30, 2022 compared to the same period in the prior year primarily due to unrealized losses on equity securities, partially offset by a reduction of non-service cost components of the Company’s postretirement benefit plan.
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
Under the supervision and with the participation of senior management, including the Co-Chief Executive Officers and the Chief Financial Officer of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Co-Chief Executive Officers and the Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PANHANDLE EASTERN PIPE LINE COMPANY, LP

Date:	November 3, 2022	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Vice President and Controller